Form 10-Q
period 1993-12-31
OUTBOARD MARINE CORP
filed 1994-02-08
CIK 75149

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1993.

                                  or

( )     Transition report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934

Commission file number 1-2883


                    OUTBOARD MARINE CORPORATION
        (Exact name of registrant as specified in its charter)



      Delaware                              36-1589715
(State or other jurisdiction              (IRS Employer
of incorporation or organization)       Identification No.)

      100 Sea-Horse Drive
      Waukegan, Illinois                        60085
(Address or principal executive offices)     (Zip Code)

Registrant's telephone number, including area code: 708-689-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.           YES  X     NO

Number of shares of Common Stock of $0.15 par value outstanding at January 31, 1994 were 20,047,300 shares (including 239,700 treasury shares).

Exhibit Index Page 11.

                      OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                            PART I, ITEM 1
                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS
                          December 31, 1993



Financial statements required by this form:

                                                             Page

Statement of Consolidated Earnings                             3

Condensed Statement of Consolidated Financial Position         4

Statement of Consolidated Cash Flows                           5

Note to Consolidated Financial Statements                      6


In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

                        OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED EARNINGS
                               (UNAUDITED)

(In millions except amounts per share)                   Three Months Ended
                                                             December 31
                                                        ---------------------
                                                          1993          1992
                                                        -------      --------
NET SALES                                               $190.8       $ 178.3

COST OF GOODS SOLD                                       154.4         158.5
                                                        -------      --------
  Gross earnings                                          36.4          19.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              41.8          48.1
                                                        -------      --------
  Earnings (loss) from operations                         (5.4)        (28.3)

NON-OPERATING EXPENSE (INCOME):
  Interest expense                                         5.0           6.2
  Other, net                                              (1.9)         (1.9)
                                                        -------      --------
                                                           3.1           4.3
                                                        -------      --------
    Earnings (loss) before provision for income
       taxes and cumulative effect of changes in
        accounting principles                             (8.5)        (32.6)

PROVISION (CREDIT) FOR INCOME TAXES                        0.8         (13.7)
                                                        -------      --------
    Net earnings (loss) before cumulative effect
       of changes in accounting principles                (9.3)        (18.9)

CUMULATIVE EFFECT ON PRIOR YEARS
  OF CHANGES IN ACCOUNTING PRINCIPLES
   Income taxes                                              -         (10.0)
   Postretirement benefits other than pensions               -        (107.5)
                                                        -------      --------
    Net earnings (loss)                                 $ (9.3)      $(136.4)
                                                        =======      ========
NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  based on weighted average common shares and
  common stock equivalents outstanding:
    Primary
        Before cumulative effect of changes
            in accounting principles                    $(0.47)       $(0.97)
        Cumulative effect of changes in
            accounting principles                            -         (6.02)
                                                        -------       -------
           Net primary                                  $(0.47)       $(6.99)
                                                        =======       =======
    Fully diluted                                       $(0.47)       $(6.99)
                                                        =======       =======
DIVIDENDS PAID PER SHARE                                $ 0.10        $ 0.10
                                                        =======       =======
AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)           19.8          19.5

The accompanying note is an integral part of these statements.

                        OUTBOARD MARINE CORPORATION
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               (UNAUDITED)

(In millions)
                                            December 31          September 30
                                          1993        1992            1993
ASSETS                                  -------     -------         -------
- ------
  CURRENT ASSETS:
    Cash and cash equivalents           $ 44.5      $ 57.0          $104.4
    Receivables                          126.9       129.6           136.3
    Inventories-
      Finished products                   72.7        92.1            64.1
      Raw material, work in process
        and service parts                 87.6       113.9            90.0
                                        -------     -------         -------
          Total inventory                160.3       206.0           154.1
    Other current assets                  32.1        73.1            30.5
                                        -------     -------         -------
      Total current assets               363.8       465.7           425.3

  PRODUCT TOOLING, net                    39.2        31.8            36.2

  GOODWILL AND INTANGIBLES, net           32.8       113.2            33.3

  OTHER ASSETS                            86.5        53.1            86.7

  PLANT AND EQUIPMENT, at cost           547.5       579.7           542.9
    Less-Accumulated depreciation        336.5       343.0           332.6
                                        -------     -------         -------
                                         211.0       236.7           210.3
                                        -------     -------         -------
                                        $733.3      $900.5          $791.8
                                        =======     =======         =======

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                       $    -      $  0.6          $    -
    Accounts payable                      49.1        55.1            76.6
    Accrued and other                    155.5       122.2           174.8
                                        -------     -------         -------
      Total current liabilities          204.6       177.9           251.4

  LONG-TERM DEBT                         183.1       198.1           183.0

  POSTRETIREMENT BENEFITS OTHER
    THAN PENSIONS                        105.9       102.7           106.1

  OTHER NON-CURRENT LIABILITIES           88.9       108.1            90.4

  STOCKHOLDERS' INVESTMENT:
    Common stock and capital surplus     107.1       105.0           106.0
    Retained earnings                     54.4       217.7            65.7
    Cumulative translation adjustments   (10.7)       (9.0)          (10.8)
                                        -------     -------         -------
      Total stockholders' investment     150.8       313.7           160.9
                                        -------     -------         -------
                                        $733.3      $900.5          $791.8
                                        =======     =======         =======

SHARES OF COMMON STOCK OUTSTANDING        19.8        19.5            19.8

The accompanying note is an integral part of these statements.

                        OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED CASH FLOWS
                               (UNAUDITED)

(In millions)                                          Three Months Ended
                                                           December 31
                                                       ----------------------
                                                         1993          1992
                                                       -------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             $ (9.3)       $(136.4)
  Adjustments to reconcile net loss to net cash
    provided by operations:
      Cumulative effect of changes in accounting
        principle                                           -          117.5
      Depreciation and amortization                      10.7           13.8
      Changes in current accounts excluding the effects
        of noncash transactions:
          Decrease in accounts receivable                 9.4           19.9
          (Increase) in inventory                        (7.2)         (30.2)
          (Increase) in other current assets             (1.2)         (11.3)
          (Decrease) in accounts payable and accrued
            liabilities                                 (45.8)         (55.8)
      Other, net                                         (0.8)           3.6
                                                       -------       --------
            Net cash used for operating activities      (44.2)         (78.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant and equipment, and tooling     (14.0)          (8.7)
  Other, net                                              1.4            1.9
                                                       -------       --------
            Net cash used for investing activities      (12.6)          (6.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net decrease in short-term debt                           -            0.6
  Cash dividends paid                                    (2.0)          (2.0)
  Other, net                                              0.6              -
                                                       -------       --------
            Net cash used for financing activities       (1.4)          (1.4)

EXCHANGE RATE EFFECT ON CASH                             (1.7)           1.5
                                                       -------       --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS    (59.9)         (85.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        104.4          142.6
                                                       -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 44.5        $  57.0
                                                       =======       ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                        $  3.2        $   3.7
  Income taxes paid                                       4.0            1.9


The accompanying note is an integral part of these statements.

                        OUTBOARD MARINE CORPORATION
                 NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)


The financial statements for the quarter ended December 31, 1992 have been restated to reflect the adoption of Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" which were adopted effective October 1, 1992.

                   OUTBOARD MARINE CORPORATION

                            FORM 10-Q
                         PART I, ITEM 2
                      FINANCIAL INFORMATION

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        December 31, 1993


RESULTS OF OPERATIONS

     The company had both improved sales and earnings for its fiscal 1994 first quarter, which ended December 31, 1993. The company reported a net loss of $9.3 million, or 47 cents per share, for the recently completed quarter, compared with a net loss of $136.4 million, or $6.99 per share, for the same quarter last year. Excluding the cumulative effect of charges to implement two mandated accounting standards, SFAS No. 106 and SFAS No. 109, OMC's net loss in the last year's first quarter would have been $18.9 million, or 97 cents per share. A loss in the December quarter is not unusual for OMC due to the seasonal nature of its recreational marine products business.

     Sales in the company's 1994 first quarter increased 7 percent to $190.8 million from $178.3 million in the first quarter of 1993. The company's U.S. sales increased 7.2 percent while its sales outside the U.S. increased 6.6 percent. The favorable first quarter sales comparison was the product of price increases; a richer sales mix of higher-priced engine and boat models; stronger outboard sales in markets outside the U.S.; and 1992 fourth quarter sales programs that reduced sales in the fiscal year 1993 first quarter.

     The company had a pre-tax loss of $8.5 million in its 1994 first quarter compared with a pre-tax loss of $32.6 million in the first quarter of 1993. The company's pre-tax performance in the first quarter of this year benefitted from the increased sales and also from $5 million in reduced costs which stemmed from restructuring and other efficiency programs implemented in 1993. Interest expense also declined by $1.2 million in this year's first quarter, due primarily to lower interest rates and debt.

     The provision for income taxes of $0.8 million for the three months ended December 31, 1993, resulted from expected taxes payable relating to certain international subsidiaries. In the quarter ended December 31, 1993, tax benefits from the net loss were not recognized, as they were in quarter ended December 31, 1992.

     It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.

                   OUTBOARD MARINE CORPORATION
                            FORM 10-Q
                         PART I, ITEM 2
                      FINANCIAL INFORMATION

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        December 31, 1993


FINANCIAL CONDITION

     Due to the seasonal nature of the company's business, receivables, inventories and accompanying short-term borrowings are usually at their highest levels in the second and third fiscal quarters and decline thereafter as the company's products enter their peak selling seasons. The company's ratio of current assets to current liabilities at December 31, 1993 was 1.8 as compared with 2.6 at December 31, 1992. Current assets of $363.8 million at December 31, 1993 decreased $101.9 million as compared to current assets of $465.7 million at December 31, 1992. Cash and cash equivalents decreased $12.5 million due primarily to lower marketable securities. Inventories decreased $45.7 million due largely to efficiencies gained in Europe, Canada and the United States including those gained from the establishment of the stern drive manufacturing joint venture with Volvo Penta. Other current assets decreased $41.0 million due primarily to lower deferred tax benefits resulting from the adoption of Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS No. 109) and also due to a tax refund and tax benefits recorded at December 31, 1992.

     Goodwill and intangibles decreased $80.4 million due primarily to a fiscal year 1993 write-down of $75.8 million included in restructuring charges. Other assets increased $33.4 million due primarily to investments in the joint venture with Volvo Penta and in IJ Holdings, Inc. and also to increased pension assets. Product tooling increased $7.4 million due primarily to new models. Plant and equipment decreased due to a contribution to the joint venture with Volvo Penta and to lower capital expenditures in relationship to depreciation.

     Current liabilities increased by $26.7 million to $204.6 million as of December 31, 1993 compared to $177.9 million at December 31, 1992 due primarily to reserves for restructuring established in the last two quarters of fiscal year 1993. Other non-current liabilities decreased $19.2 million due primarily to lower deferred taxes.

     While company's total debt to total capitalization at December 31, 1993 was 56.2 percent compared to 40.0 percent at December 31, 1992, long-term debt decreased $15.0 from the previous year. The principle reason for the change in the company's total debt to total capitalization was the restructuring charges recorded in the last two quarters of fiscal year 1993.

     The company believes with the current capital structure and the use of funds to be generated by operating activities, existing cash and marketable securities, additional funds available from existing worldwide credit lines, and long-term debt and equity sources, it has sufficient resources to meet future capital requirements.

                   OUTBOARD MARINE CORPORATION
                            FORM 10-Q
                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Registrant's Annual Meeting of Shareholders held on
January 20, 1994, there were 20,015,340 shares outstanding and entitled to notice and to vote at the meeting. The following matters were voted on, with the results indicated:

     Frank Borman, James C. Chapman, J. W. Marriott, Jr. and Robert D. Randolph were each elected a director with a minimum of 15,930,186 shares voting for the election of each Director. The term of office as director continued after the Annual Meeting of Shareholders for William C. France, Urban T. Kuechle, Richard T. Lindgren, Harry A. Shaw III, Richard J. Stegemeier, Charles D. Strang and Richard F. Teerlink.

     The amendment to the 1987 Stock Option and Performance Unit
Plan was approved with 12,594,100 shares voting "FOR" the amendment, 3,477,326 shares voting "AGAINST" the amendment and 198,511 shares abstaining from voting.

     The amendment to the OMC Executive Equity Incentive Plan was approved with 12,756,708 shares voting "FOR" the amendment, 3,304,016 shares voting "AGAINST" the amendment and 209,213 shares abstaining from voting.

     The 1994 OMC Long-Term Incentive Plan was approved with
10,607,701 shares voting "FOR" the amendment, 3,338,415 shares voting "AGAINST" the amendment, 190,732 shares abstaining from voting and 2,133,089 shares of broker nonvotes.

     The OMC Employee Stock Purchase Plan was approved with
13,477,092 shares voting "FOR" the amendment, 407,338 shares voting "AGAINST" the amendment, 252,418 shares abstaining from voting and 2,133,089 shares of broker nonvotes.

     The Stock Purchase Plan for Non-Employee Directors was approved with 12,781,523 shares voting "FOR" the amendment, 1,172,918 shares voting "AGAINST" the amendment and 182,407 shares abstaining from voting and 2,133,089 shares of broker nonvotes.

     The appointment of Arthur Andersen & Co. as the Registrant's independent accountants was confirmed with 16,141,340 shares voting "FOR" the confirmation, 47,753 shares voting "AGAINST" the confirmation and 80,843 shares abstaining from voting.


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits reference is made to the Exhibit Index on Page 11.

     (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended
             December 31, 1993.

                       S I G N A T U R E



Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            OUTBOARD MARINE CORPORATION


        Signature                Title               Date
________________________    _________________     __________________


                            Vice President &
By  /s/ James R. Maurice      Controller           February 8, 1994
________________________    _________________     __________________
        JAMES R. MAURICE

                   OUTBOARD MARINE CORPORATION

                          EXHIBIT INDEX

Exhibit 4: Instruments defining the rights of security holders including indentures:

  (A) With respect to the Agreement of Outboard Marine Corporation, reference is made to Exhibit 4(A) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, which is incorporated herein by reference.

  (B)     With respect to rights of Series A, Junior
          Participating Preferred Stock, reference is made to the Registrant's report on Form 8-K filed on October 17,
          1990, which is incorporated herein by reference.

  (C) With respect to rights of holders of the Registrant's 9-1/8% sinking fund debentures due 2017, reference is made to Exhibit 4(A) in the Registrant's Registration Statement Number 33-12759 filed on March 20, 1987, which is incorporated herein by reference.

  (D) With respect to rights of holders of Registrant's 7% convertible subordinated debentures due 2002, reference is made to Registrant's Registration Statement Number 33-47354 filed on April 28, 1992, which is incorporated herein by reference.


Exhibit 10:  Material contracts:

  (A) With respect to the Registrant's 1987 Stock Option and Performance Unit Plan, reference is made to Exhibit 10(D) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.

  (B) With respect to the OMC Executive Bonus Plan, reference is made to Exhibit 10(C) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, which is incorporated herein by reference.

  (C)     With respect to the OMC Executive Equity Incentive
          Plan, reference is made to Exhibit 10(D) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, which is incorporated herein by reference.

  (D) With respect to Severance Agreements for all elected officers of the Registrant (except Mr. Chapman), reference is made to Exhibit 10(E) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

  (E)     With respect to the Severance Agreement for Mr.
          Chapman, reference is made to Exhibit 10(F) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

  (F) With respect to the Registrant's Revolving Credit Agreement, reference is made to Exhibit 10 (H) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, which is incorporated herein by reference. With respect to Amendment No. 1 and No. 3 to such Credit Agreement reference is made to
          Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, which is incorporated herein by reference. With respect to Amendment No. 2 to such Credit Agreement, reference is made to Exhibit 10 (F) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, which is incorporated herein by reference.


Exhibit 11:  Statements regarding computation of per share
                earnings:

          A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 12:  Statements regarding computation of ratios:

          A statement regarding the computation of the ratio of earnings to fixed charges is attached hereto as Exhibit
          12.


Exhibit 19:  Report furnished to security holders:

          A copy of the Registrant's Shareholders Report for the fiscal quarter ended December 31, 1993, is attached hereto as Exhibit 19.

                                                              EXHIBIT 11


                  OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

                       COMPUTATION OF PER SHARE EARNINGS
                    (In millions except amounts per share)

                                             Three Months    Three Months
                                                 Ended           Ended
                                             December 31,    December 31,
                                                 1993            1992
                                             -----------     -----------
Primary Earnings Per Share:
     Net earnings (loss)                       $  (9.3)        $(136.4)
                                               ========        ========

     Weighted average number of shares            19.8            19.5
     Common stock equivalents (stock options)        *               *
                                               --------        --------
     Average shares outstanding                   19.8            19.5
                                               ========        ========
     Primary earnings (loss) per share         $ (0.47)        $ (6.99)
                                               ========        ========

Fully Diluted Earnings per Share:
     Net earnings (loss)                       $  (9.3)        $(136.4)
     Add: After-tax interest and
      related expense amortiza-
      tion on 7% convertible
      subordinated debentures                      0.8             0.8
                                               --------        --------
     Net earnings (loss) adjusted              $  (8.5)        $(135.6)
                                               ========        ========

     Weighted average number of shares            19.8            19.5
     Common stock equivalents (stock options)      0.1             0.3
     Weighted average common
      shares assuming
      conversion of 7% convertible
      subordinated debentures                      3.4             3.4
                                               --------        --------
     Average shares outstanding                   23.3            23.2
                                               ========        ========
     Fully diluted earnings (loss) per share   $    **         $    **
                                               ========        ========

     * The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

     ** The computation of fully diluted earnings per share of common stock is antidilutive; therefore, the amount reported for primary and fully diluted earnings per share is the same.

                                                                    EXHIBIT 12


                   OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           (In millions except ratios)

                                                                     Twelve
                                            Three Months Ended       Months
                                               December 31            Ended
                                            ------------------    December 31,
                                              1993       1992         1993
                                            -------    -------      --------
Earnings (loss):
  Earnings (loss) before provision for
      income taxes and cumulative effect
      of changes in accounting principles   $ (8.5)    $(32.6)       $(135.8)

  Interest expense                             5.0        6.2           18.6
  Interest portion of rent expense             0.2        0.2            0.9
                                            -------    -------       --------
      Earnings (loss)                       $ (3.3)    $(26.2)       $(116.3)
                                            =======    =======       ========
Fixed Charges:
  Interest expense                          $  5.0     $  6.2        $  18.6
  Interest portion of rent expense             0.2        0.2            0.9
                                            -------    -------       --------
      Fixed Charges                         $  5.2     $  6.4        $  19.5
                                            =======    =======       ========


Excess of fixed charges over earnings       $  8.5     $ 32.6        $ 135.8
                                            =======    =======       ========

                                                       EXHIBIT 19

                                                 January 20, 1994


Dear Shareholder:


  This year, we are replacing our brochure-format quarterly reports with quarterly mailings to you that will include the news release we issue on the day we make our financial results public. We have adopted this format as part of our comprehensive cost reduction plan for 1994. But it offers the additional benefit of allowing us to reach you faster with each quarter's financial results.

  The news we're bringing you this quarter is good. Even excluding from our results approximately $6 million in benefits from timing items that aren't likely to benefit the full fiscal year, we improved our pre-tax earnings performance by $18 million in the first quarter of this year over the same quarter last year.

  That achievement stems, in part, from dollar sales increases in both engines and boats in the United States, as well as sales increases in some of our international operations, with Australia and Latin America leading the way. The price increases we implemented last year contributed importantly to the first quarter's revenue growth.

  Part of the increase in U.S. outboard sales also resulted from delays in bringing some higher horsepower 1994 model year outboards to market early last fall. We filled those orders and booked those sales in the first quarter. But still another reason for the sales boost in engines was our success in establishing outboard pre-rigging agreements with major independent boat builders.

  Our bottom line in the past quarter benefitted directly from $5 million in cost reduction that we achieved through restructuring and other efficiency measures we implemented last year. In addition to seeing the results of these measures on our income statement, you can see them on our balance sheet. Our inventories were down $46 million in the quarter, due largely to efficiencies we've gained in Europe, Canada and the United States, including those we've gained from the establishment of our stern drive manufacturing joint venture with Volvo Penta.

  We believe our first quarter's financial performance shows we are well on our way to achieving the goal we stated in our 1993 annual report of both winning in the marketplace and winning on the bottom line by translating our marketplace success into greater profitability.

  I also am pleased to tell you that OMC Executive Vice President and Chief Operating Officer Robert D. Randolph has been elected to our board of directors. Bob has made important contributions to OMC over the past 10 years, first as head of our U.S. engine manufacturing operations; later as president of the Marine Power Products Group; and, for the past year-and-a-half, as chief operating officer. He will be a valuable addition to our board.

  Finally, at its Jan. 20 meeting, our board declared a cash dividend of 10 cents per share for the 1994 first quarter, payable Feb. 25, 1994, to shareholders of record Feb. 11, 1994.

  We recognize that we have a tough road ahead of us in 1994. We expect to have to continue to deal with a slow pace of recovery in the U.S. marine products market and economic recession in Europe. Still, because of the plans we have put in place, we are confident of our ability to return our company to profitability in 1994. Our first quarter results support that sense of confidence.


                         Sincerely,

                         JAMES C. CHAPMAN

                         James C. Chapman
                         Chairman, President and
                         Chief Executive Officer
JCC/ljp

NEWS RELEASE: OMC REPORTS IMPROVED FIRST QUARTER PERFORMANCE


   WAUKEGAN, Ill., Jan. 20--Outboard Marine Corporation (OMC) today reported both improved sales and bottom line results for its fiscal 1994 first quarter, which ended last Dec. 31.

   The company reported a net loss of $9.3 million, or 47 cents per share, for the recently completed quarter, compared with a net loss of $136.4 million, or $6.99 per share, for the same quarter last year. Excluding the cumulative effect of charges to implement two mandated accounting standards, SFAS No. 106 and SFAS No. 109, OMC's net loss in the 1993 first quarter last year would have been $18.9 million, or 97 cents per share. A loss in the December quarter is not unusual for OMC due to the seasonal nature of its recreational marine products business.

   Sales in OMC's 1994 first quarter increased 7 percent to $190.8 million from $178.3 million in the first quarter of 1993. The company's U.S. sales increased 7.2 percent while its sales outside the U.S. increased 6.6 percent.

   OMC said its favorable first quarter sales comparison was the product of price increases; a richer sales mix of higher-priced engine and boat models; stronger outboard sales in markets outside the U.S.; and 1992 fourth quarter sales programs that reduced sales in the 1993 first quarter.

   OMC reported a pre-tax loss of $8.5 million in its 1994 first quarter compared with a pre-tax loss of $32.6 million in the first quarter of 1993. The company's 1994 pre-tax results benefitted from approximately $6 million in lower costs due primarily to timing items that are not likely to benefit the full year.

   However, OMC's pre-tax performance in the first quarter of this year also benefitted from $5 million in reduced costs which stemmed from restructuring and other efficiency programs implemented in 1993. Interest expense also declined by $1.2 million in this year's first quarter, due primarily to lower interest rates and debt.

   "We are encouraged by our 1994 first-quarter performance," said OMC Chairman, President and Chief Executive Officer James C. Chapman.
"We recognize that we still have a difficult road ahead of us. We don't expect this recovery to show the same strength as prior ones.

   "But our company now is properly structured for today's markets," Chapman said. "We're realizing the cost savings we planned to achieve from last year's restructuring. Our new products also are being well accepted, and the price increases we implemented at the beginning of this model year are sticking. These factors make us confident in our ability to deliver profitable performance in 1994."

   At its Jan. 20 meeting, OMC's board of directors declared a cash dividend of 10 cents per share for the 1994 first quarter, payable Feb. 25, 1994, to shareholders of record Feb. 11, 1994.

   Outboard Marine Corporation (OM-NYSE) is a leading international marketer of marine engines, boats, accessories and services.

                        OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED EARNINGS
                                (UNAUDITED)

                                                          Three Months End
                                                             December 31
                                                        ---------------------
                                                          1993          1992
(In millions except amounts per share)                  -------      --------

NET SALES                                               $190.8       $ 178.3

COST OF GOODS SOLD                                       154.4         158.5
                                                        -------      --------
  Gross earnings                                          36.4          19.8

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES              41.8          48.1
                                                        -------      --------
  Earnings (loss) from operations                         (5.4)        (28.3)

NON-OPERATING EXPENSE (INCOME):
  Interest expense                                         5.0           6.2
  Other, net                                              (1.9)         (1.9)
                                                        -------      --------
                                                           3.1           4.3
                                                        -------      --------
    Earnings (loss) before provision for income
       taxes and cumulative effect of changes in
        accounting principles                             (8.5)        (32.6)

PROVISION (CREDIT) FOR INCOME TAXES                        0.8         (13.7)
                                                        -------      --------
    Net earnings (loss) before cumulative effect
       of changes in accounting principles                (9.3)        (18.9)


CUMULATIVE EFFECT ON PRIOR YEARS
  OF CHANGES IN ACCOUNTING PRINCIPLES
   Income taxes                                              -         (10.0)
   Postretirement benefits other than pensions               -        (107.5)
                                                        -------      --------
    Net earnings (loss)                                 $ (9.3)      $(136.4)
                                                        =======      ========

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  based on weighted average common shares and
  common stock equivalents outstanding:
    Primary
        Before cumulative effect of changes
            in accounting principles                    $(0.47)       $(0.97)
        Cumulative effect of changes in
            accounting principles                            -         (6.02)
                                                        -------       -------
           Net primary                                  $(0.47)       $(6.99)
                                                        =======       =======
    Fully diluted                                       $(0.47)       $(6.99)
                                                        =======       =======
DIVIDENDS PAID PER SHARE                                $ 0.10        $ 0.10
                                                        =======       =======

AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)           19.8          19.5

The financial statements for the quarter ended December 31, 1992 have been restated to reflect the adoption of Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" which were adopted effective October 1, 1992.

                          OUTBOARD MARINE CORPORATION
             CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                 (UNAUDITED)

(In millions)
                                            December 31          September 30
                                          1993        1992            1993
ASSETS                                  -------     -------         -------
- ------
  CURRENT ASSETS:
    Cash and cash equivalents           $ 44.5      $ 57.0          $104.4
    Receivables                          126.9       129.6           136.3
    Inventories-
      Finished products                   72.7        92.1            64.1
      Raw material, work in process
        and service parts                 87.6       113.9            90.0
                                        -------     -------         -------
          Total inventory                160.3       206.0           154.1
    Other current assets                  32.1        73.1            30.5
                                        -------     -------         -------
      Total current assets               363.8       465.7           425.3

  PRODUCT TOOLING, net                    39.2        31.8            36.2

  GOODWILL AND INTANGIBLES, net           32.8       113.2            33.3

  OTHER ASSETS                            86.5        53.1            86.7

  PLANT AND EQUIPMENT, at cost           547.5       579.7           542.9
    Less-Accumulated depreciation        336.5       343.0           332.6
                                        -------     -------         -------
                                         211.0       236.7           210.3
                                        -------     -------         -------
                                        $733.3      $900.5          $791.8
                                        =======     =======         =======

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                       $    -      $  0.6          $    -
    Accounts payable                      49.1        55.1            76.6
    Accrued and other                    155.5       122.2           174.8
                                        -------     -------         -------
      Total current liabilities          204.6       177.9           251.4

  LONG-TERM DEBT                         183.1       198.1           183.0

  POSTRETIREMENT BENEFITS OTHER
    THAN PENSIONS                        105.9       102.7           106.1

  OTHER NON-CURRENT LIABILITIES           88.9       108.1            90.4

  STOCKHOLDERS' INVESTMENT:
    Common stock and capital surplus     107.1       105.0           106.0
    Retained earnings                     54.4       217.7            65.7
    Cumulative translation adjustments   (10.7)       (9.0)          (10.8)
                                        -------     -------         -------
      Total stockholders' investment     150.8       313.7           160.9
                                        -------     -------         -------
                                        $733.3      $900.5          $791.8
                                        =======     =======         =======

SHARES OF COMMON STOCK OUTSTANDING        19.8        19.5            19.8

The financial statements for the quarter ended December 31, 1992 have been restated to reflect the adoption of Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than Pensions" and No. 109 "Accounting for Income Taxes" which were adopted effective October 1, 1992.

NEWS RELEASE: RANDOLPH ELECTED DIRECTOR OF OMC


WAUKEGAN, Ill., Jan. 20--Outboard Marine Corporation (OMC) announced that Robert D. Randolph has been elected to the corporation's board of directors. Randolph is executive vice president and chief operating officer of OMC.

Randolph joined OMC in 1984 as director of manufacturing for the company's marine engine operations. He was elected a vice president of the corporation in 1986. In 1990, he was elected to the office of executive vice president and also named president of the OMC Marine Power Products Group. He became chief operating officer in 1992. Prior to joining OMC, Randolph's background included 25 years of manufacturing experience in the automotive industry.

He and his wife live in Barrington Hills, Ill.

Outboard Marine Corporation (OM-NYSE) is a leading international marketer of marine engines, boats, accessories and services.


                               # # #

NEWS RELEASE: BADDELEY ELECTED OMC VICE PRESIDENT


WAUKEGAN, Ill., Jan. 20--Outboard Marine Corporation (OMC) today announced that D. Jeffrey Baddeley was elected a vice president of the corporation. He will continue in his position as general counsel for the worldwide manufacturer of marine engines and boats. He also will continue to direct the activities of OMC's corporate secretary's office, its law department and its environmental affairs and product safety departments.

Baddeley joined OMC in 1989 to become corporate secretary and associate general counsel. He was elected general counsel in 1993.

Prior to joining OMC, Baddeley spent nearly 20 years at Sargent-Welch Scientific Company, a publicly held manufacturer of analytical and scientific equipment. There, he rose to executive vice president, secretary, general counsel and chief administrative officer. He also managed the company's distribution division and served on its board of directors.

Earlier, Baddeley was senior attorney at Armour and Company and associate attorney at the Cleveland law firm of Squire, Sanders &
Dempsey.

Baddeley is a resident of Lake Bluff, Ill.

Outboard Marine Corporation (OM-NYSE) is a leading international marketer of marine engines, boats, accessories and services.


                               # # #