Form 10-Q
period 1994-03-31
OUTBOARD MARINE CORP
filed 1994-05-11
CIK 75149

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1994.

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

Number of shares of Common Stock of $0.15 par value outstanding at April 29, 1994 were 19,867,300 shares (not including 239,700 treasury shares).

Exhibit Index Page 11.

                      OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                            PART I, ITEM 1
                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS
                           March 31, 1994



Financial statements required by this form:

                                                             Page
                                                             ----
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

                                   OUTBOARD MARINE CORPORATION
                               STATEMENT OF CONSOLIDATED EARNINGS
                                          (UNAUDITED)

                                                    Three Months Ended         Six Months Ended
                                                         March 31                  March 31
                                                   --------------------      --------------------
(In millions except amounts per share)               1994        1993          1994        1993
                                                   --------    --------      --------    --------
NET SALES                                          $ 263.5     $ 274.5       $ 454.3     $ 452.8

COST OF GOODS SOLD                                   198.9       214.0         353.3       372.5
                                                   --------    --------      --------    --------
  Gross earnings                                      64.6        60.5         101.0        80.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          51.3        53.4          93.1       101.5
                                                   --------    --------      --------    --------
  Earnings (loss) from operations                     13.3         7.1           7.9       (21.2)

NON-OPERATING EXPENSE (INCOME):
  Interest expense                                     5.1         5.0          10.1        11.2
  Other, net                                         (11.7)         .4         (13.6)       (1.5)
                                                   --------    --------      --------    --------
                                                      (6.6)        5.4          (3.5)        9.7
                                                   --------    --------      --------    --------
    Earnings (loss) before provision for income
       taxes and cumulative effect of changes in
        accounting principles                         19.9         1.7          11.4       (30.9)

PROVISION (CREDIT) FOR INCOME TAXES                     .8          .7           1.6       (13.0)
                                                   --------    --------      --------    --------

    Net earnings (loss) before cumulative effect
       of changes in accounting principles            19.1         1.0           9.8       (17.9)

CUMULATIVE EFFECT ON PRIOR YEARS
  OF CHANGES IN ACCOUNTING PRINCIPLES
   Income taxes                                          -           -             -       (10.0)
   Postretirement benefits other than pensions           -           -             -      (107.5)
                                                   --------    --------      --------    --------
    Net earnings (loss)                            $  19.1     $   1.0       $   9.8     $(135.4)
                                                   ========    ========      ========    ========

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  based on weighted average common shares and
  common stock equivalents outstanding:
    Primary
        Before cumulative effect of changes in
            accounting principles                  $   .95     $   .05       $   .49     $ ( .92)

        Cumulative effect of changes in
            accounting principles                        -           -             -       (6.01)
                                                   --------    --------      --------    --------
           Net primary                             $   .95     $   .05       $   .49     $ (6.93)
                                                   ========    ========      ========    ========
    Fully diluted                                  $   .85     $   .05       $   .49     $ (6.93)
                                                   ========    ========      ========    ========
DIVIDENDS PAID PER SHARE                           $   .10     $   .10       $   .20     $   .20
                                                   ========    ========      ========    ========
AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)       20.0        19.8          20.0        19.5

The financial statements for the three and six months ended March 31, 1993 have been restated to reflect the adoption of Accounting Standards No. 106 "Accounting for Postretirement Benefits
 Other Than Pension" and No. 109 "Accounting for Income Taxes" which were adopted effective
 October 1, 1992.


                              OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                    (UNAUDITED)

(In millions)                                        March 31             September 30
                                                 1994        1993             1993
                                               --------    --------         --------
ASSETS
- - ------
  CURRENT ASSETS:
    Cash and cash equivalents                  $  33.1     $  34.6          $ 104.4
    Receivables                                  193.5       194.7            136.3
    Inventories-
      Finished products                           77.7        92.1             64.1
      Raw material, work in process
        and service parts                        102.4       116.4             90.0
                                               --------    --------         --------
          Total inventory                        180.1       208.5            154.1
    Other current assets                          31.4        69.5             30.5
                                               --------    --------         --------
      Total current assets                       438.1       507.3            425.3

  PRODUCT TOOLING, net                            45.4        33.1             36.2

  GOODWILL AND INTANGIBLES, net                   32.5       111.6             33.3

  OTHER ASSETS                                    85.7        54.4             86.7

  PLANT AND EQUIPMENT, at cost                   543.3       583.7            542.9
    Less-Accumulated depreciation                333.0       349.0            332.6
                                               --------    --------         --------
                                                 210.3       234.7            210.3
                                               --------    --------         --------
                                               $ 812.0     $ 941.1          $ 791.8
                                               ========    ========         ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                              $  28.0     $  37.7          $     -
    Accounts payable                              76.8        78.5             76.6
    Accrued and other                            167.8       121.0            174.8
                                               --------    --------         --------
      Total current liabilities                  272.6       237.2            251.4

  LONG-TERM DEBT                                 178.1       196.4            183.0
  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS    103.5       102.7            106.1


  OTHER NON-CURRENT LIABILITIES                   88.2        91.2             90.4

  STOCKHOLDERS' INVESTMENT:
    Common stock and capital surplus             108.3       105.4            106.0
    Retained earnings                             71.5       216.8             65.7
    Cumulative translation adjustments           (10.2)       (8.6)           (10.8)
                                               --------    --------         --------
      Total stockholders' investment             169.6       313.6            160.9
                                               --------    --------         --------
                                               $ 812.0     $ 941.1          $ 791.8
                                               ========    ========         ========

SHARES OF COMMON STOCK OUTSTANDING                19.9        19.6             19.8

The financial statements for March 31, 1993 have been restated to reflect the adoption of Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than
 Pensions" and No. 109 "Accounting for Income Taxes" which were adopted effective
 October 1, 1992.


                               OUTBOARD MARINE CORPORATION
                           STATEMENT OF CONSOLIDATED CASH FLOWS
                                      (UNAUDITED)

(In millions)                                                        Six Months Ended
                                                                         March 31
                                                                  -----------------------
                                                                   1994           1993
                                                                  -------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $  9.8        $ (135.4)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operations:
      Cumulative effect of changes in accounting principles            -           117.5
      Depreciation and amortization                                 18.3            28.2
      Gain on transfer of land rights                              (10.5)              -
      Changes in current accounts excluding the effects
        of noncash transactions:
          (Increase) in accounts receivable                        (56.5)          (44.5)
          (Increase) in inventory                                  (25.6)          (32.7)
          (Increase) in other current assets                        ( .4)           (7.8)
          (Decrease) in accounts payable and accrued liabilities   (12.6)          (25.8)
      Other, net                                                   (10.5)          (15.5)
                                                                  -------        --------
            Net cash used for operating activities                 (88.0)         (116.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant and equipment, and tooling                (29.5)          (20.7)
  Net proceeds on transfer of land rights                           10.5               -
  Other, net                                                         7.5             2.2
                                                                  -------        --------
            Net cash used for investing activities                 (11.5)          (18.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in short-term debt                                   28.0            37.7
  Payments of long-term debt, including current maturities             -            (9.8)
  Cash dividends paid                                               (4.0)           (3.9)
  Other, net                                                         1.9              .9
                                                                  -------        --------
            Net cash provided by financing activities               25.9            24.9

EXCHANGE RATE EFFECT ON CASH                                         2.3             1.6
                                                                  -------        --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (71.3)         (108.0)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   104.4           142.6
                                                                  -------        --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 33.1         $  34.6
                                                                  =======        ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                   $  7.7         $   9.6
  Income taxes paid                                                  4.8            12.9


The financial statements for March 31, 1993 have been restated to reflect the adoption of
 Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than Pensions"
 and No.109 "Accounting for Income Taxes" which were adopted effective October 1, 1992.



                  OUTBOARD MARINE CORPORATION
                           FORM 10-Q
                        PART I, ITEM 2
                    FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        March 31, 1994

RESULTS OF OPERATIONS

     The company achieved net earnings of $19.1 million, or 95 cents per share (85 cents per share, fully diluted), on sales of $263.5 million for this year's second quarter, compared with net earnings of $1 million, or five cents per share, on sales of $274.5 million for the same quarter last year. U.S. sales were down 1 percent in the quarter, while sales outside the U.S. were down 12 percent. The sales decline in the quarter was due to component supply problems that kept the company from meeting market demand in some areas, as well as the termination last year of a significant outboard engine supply agreement with a major boat manufacturer.

     Non-operating income and net earnings were increased by $10.5 million from a real estate transaction involving the transfer of land rights the company held in Hong Kong.

     Much of the second quarter performance success was due to the restructuring program, which produced $7 million in cost reduction in the quarter. That, in turn, helped increase operating earnings to $13.3 million from $7.1 million last year, an 87 percent improvement. The company also achieved improved profitability from a richer sales mix of higher horsepower outboards in the quarter. The company attributes that sales mix improvement, in large part, to the enthusiastic market response to the Johnson and Evinrude V-6 outboards and to the success of the outboard pre-rigging program.

     For the first six months of 1994, the company achieved net earnings of $9.8 million or 49 cents per share, on sales of $454.3 million, compared with a net loss of $135.4 million, or $6.93 per share, on sales of $452.8 million for the first six months of 1993. The loss in the first half of 1993 included charges totalling $117.5 million, or $6.01 per share, to implement Accounting Standards No. 106, "Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). U.S. sales in the first half of this year increased 2 percent, while our sales outside the U.S. decreased 5 percent.

     The company achieved operating earnings of $7.9 million in the first half of this year, compared with an operating loss of $21.2 million in the first half of 1993.


     The provision for income taxes of $0.8 million and $1.6 million for the three and six months ended March 31, 1994, respectively, resulted from expected taxes payable relating to certain international subsidiaries. The company's return to profitability places it in a favorable tax position. In the second quarter, certain deferred tax benefits from the adoption last year of accounting standards SFAS 106 and 109, and from restructuring expenses, were recognized because of the profits. To the extent there are additional profits for the year, additional deferred tax benefits will be recognized to reduce the income tax provision.

     It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.

                   OUTBOARD MARINE CORPORATION
                            FORM 10-Q
                         PART I, ITEM 2
                      FINANCIAL INFORMATION

             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                        March 31, 1994

FINANCIAL CONDITION

     Due to the seasonal nature of the company's business, receivables, inventories and accompanying short-term borrowings are usually at their highest levels in the second and third fiscal quarters and decline thereafter as the company's products enter their peak selling seasons. The company's ratio of current assets to current liabilities at March 31, 1994 was 1.6 as compared with 2.1 at March 31, 1993. Current assets of $438.1 million at March 31, 1994 decreased $69.2 million as compared to current assets of $507.3 million at March 31, 1993. Inventories decreased $28.4 million due largely to efficiencies gained in Europe, Canada and the United States including those gained from the establishment of the stern drive manufacturing joint venture with Volvo Penta. Other current assets decreased $38.1 million due primarily to lower deferred tax benefits resulting from the adoption of SFAS 109.

     Goodwill and intangibles decreased $79.1 million due primarily to a fiscal year 1993 write-down of $75.8 million included in restructuring charges. Other assets increased $31.3 million due primarily to investments in the joint venture with Volvo Penta and in IJ Holdings, Inc. and also to increased pension assets. Product tooling increased $12.3 million due primarily to new outboard motor models. Plant and equipment decreased due primarily to a contribution to the joint venture with Volvo Penta and to lower capital expenditures in relationship to depreciation.

     Current liabilities increased by $35.4 million to $272.6 million as of March 31, 1994 compared to $237.2 million at March 31, 1993 due primarily to reserves for restructuring established in the last two quarters of fiscal year 1993 and also due to a $13.1 million increase in current maturity of long-term debt.

     While the company's total debt to total capitalization at March 31, 1994 was 56.6 percent compared to 43.0 percent at March
31, 1993, long-term debt decreased $18.3 million from the previous year. The principle reason for the change in the company's total debt to total capitalization was the restructuring charges recorded in the last two quarters of fiscal year 1993.

     The company believes that with the current capital structure plus funds to be generated by operating activities, existing cash and marketable securities, additional funds available from existing worldwide credit lines, and long-term debt and equity sources, it has sufficient resources to meet future capital requirements.

                   OUTBOARD MARINE CORPORATION
                            FORM 10-Q
                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


     (a) Exhibits reference is made to the Exhibit Index on Page 11.

     (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended
             March 31, 1994.

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


                            OUTBOARD MARINE CORPORATION


        Signature                Title                  Date
________________________    _________________     __________________


                            Vice President &
By  /s/ James R. Maurice      Controller           May 11, 1994
________________________    _________________     __________________
        JAMES R. MAURICE

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

       (C) With respect to rights of holders of the Registrant's 9-1/8% sinking fund debentures due
               2017, reference is made to Exhibit 4(A) in the Registrant's Registration Statement Number 33
               -12759 filed on March 20, 1987, which is incorporated herein by reference.

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

       (F) With respect to the Registrant's Revolving Credit Agreement, reference is made to Exhibit 10 (H) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, which is incorporated herein by reference. With respect to Amendment No. 1 and No. 3 to such Credit Agreement reference is made to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, which is incorporated herein by reference. With respect to Amendment No. 2 to such Credit Agreement, reference is made to
               Exhibit 10 (F) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, which is incorporated herein by reference. With respect to Amendment No. 4 to such Credit Agreement, a copy is attached hereto.


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


Exhibit 19:     Report furnished to security holders:

                A copy of the Registrant's Shareholders Report for the fiscal quarter ended March 31, 1994, is attached hereto as Exhibit 19.

                                                  EXHIBIT 10 (F)

                                February 25, 1994



Outboard Marine Corporation
100 Sea-Horse Drive
Waukegan, Illinois  60085
Attention:  Robert J. Moerchen

Re: Amendment No. 4 to Revolving Credit Agreement dated as of August 27, 1992 among Outboard Marine Corporation, the Banks named therein, The First National Bank of Chicago, As Agent, and Bank of America National Trust and Savings Association, as Co-Agent

Ladies and Gentlemen:

     We refer to that certain Revolving Credit Agreement dated as of August 27, 1992, as heretofore amended (herein called the "Agreement"), among Outboard Marine Corporation (the "Company"), the Banks named on the signature pages thereof, Bank of America National Trust and Savings Association as Co-Agent and the First National Bank of Chicago as Agent. Capitalized terms used herein and not otherwise defined shall have their meanings as attributed to such terms in the Agreement.

     The Company has advised the banks that it wishes to add The Bank of New York as a party to the Agreement and to reduce the Commitments of certain Banks, as hereinafter set forth. In addition, the Company has requested certain waivers to the Agreement.

     This is to advise you that the Company and the Banks hereby agree as follows:

     1) To amend the signature pages to the Agreement by deleting the amount of each Bank's Commitment set forth therein and by substituting therefor the amount set forth opposite each Bank's name on the signature pages hereto. From and after the Effective Date of this Amendment No. 4, each Bank's Commitment shall be the amount set forth on the signature pages to this Amendment No. 4.

     2) To amend the Agreement by adding as a Bank party to the Agreement, The Bank of New York, whose commitment shall be $15,000,000. From and after the Effective Date of this Amendment No. 4, The Bank of New York hereby agrees to be and shall be deemed a Bank, with all the rights and obligations of a Bank originally a party to the Agreement.

     3) To waive the provisions of Section 6.07 to permit the Company to prepay at par its 10.2% $5,000,000 medium term note issued January 30, 1989 and maturing February 15, 1999.

     4) To waive the provisions of Section 6.04 (c) to permit the Company to assign to New World Development Company Limited or its Designee, during fiscal year 1994, its land rights in Hong Kong for approximately $10.2 million in Net Proceeds, which amount shall not reduce the amount of Fixed Asset sales permitted under said Section 6.04 (c).

     5)  To amend the Agreement by adding the following Section
9.04 (f):

         "FEDERAL RESERVE BANKS. Notwithstanding anything herein to the contrary, any Bank may at any time without the consent of the Company or the Agent and without restrictions as to amount or otherwise, pledge and assign as collateral all or any portion of its rights under this Agreement, any Note or any Loan to a Federal Reserve Bank, provided that no such pledge or assignment shall release the transferor Bank from its obligations hereunder."

     It is understood and agreed that all of the terms, conditions and covenants of the Agreement, except as specifically amended and waived herein shall remain unaltered and in full force and effect and shall continue to be binding upon the Company, the Banks, the Co-Agent and the Agent. The Agreement is hereby ratified, confirmed and approved.

     In order to induce the Banks to enter this Amendment, the Company, by its signature below, represents that (i) no Default or Event of Default has occurred and is continuing and (ii) the representations and warranties contained in Article IV are true and correct as if made on the Effective Date.

     The Bank of New York, by its signature below, agrees to become a party to the Agreement and to be bound by, and act in accordance with, the terms and provisions of the Agreement as of the Effective Date of this Amendment No. 4.

     This Amendment No. 4 shall become effective as of February
25, 1994 ("Effective Date") upon receipt by the Agent of:

     1) A copy of the Amendment No. 4 executed by the Banks and Company.

     2) Executed Committed Note and Competitive Bid Note in favor of The Bank of New York.

     3) New Committed Notes, payable to the order of each Bank whose Commitment is amended hereby in the amount of its Commitment after giving effect to this amendment.
         Each such Bank shall return its old Committed Note to the Company after the effective Date.

     4)  An amended  Schedule 1 and address for notices for The
         Bank of New York.

     This amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which counterparts, when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same amendment.

Commitment
- - ----------

                         THE FIRST NATIONAL BANK OF CHICAGO,
$36,248,225                    individually and as Agent

                         By:   Deborah Stevens
                             ____________________________________

                          Title:  Vice President/Senior Corporate
                                  Banker
                             ____________________________________


$30,451,775              BANK OF AMERICA NATIONAL TRUST AND
                         SAVINGS ASSOCIATION

                         By:   Patricia Del Grande
                             ____________________________________

                         Title:  Vice President
                             ____________________________________


$30,000,000              ROYAL BANK OF CANADA

                         By:   Patricia A. Herbig
                             ____________________________________


                         Title:  Manager, Corporate Banking
                             ____________________________________


$25,000,000              CONTINENTAL BANK N.A.

                         By:   Mary T. Carlson
                             ____________________________________

                         Title:  Vice President
                             ____________________________________


$13,300,000              FIRSTAR BANK MILWAUKEE, N.A.

                         By:   F. R. Dengel
                             ____________________________________

                         Title:  Vice President
                             ____________________________________


$10,000,000              THE BANK OF NOVA SCOTIA

                         By:   A.S. Norsworthy
                             ____________________________________

                         Title:  Assistant Agent
                             ____________________________________

$15,000,000              NBD BANK, N.A.

                         By:   Jenny Gilpin
                             ____________________________________

                         Title:  Second Vice President
                             ____________________________________


$15,000,000              THE BANK OF NEW YORK

                         By:   Sarah Powell-Goldman
                             ____________________________________

                         Title:  Assistant Vice President
                             ____________________________________



Accepted and Agreed to:

OUTBOARD MARINE CORPORATION


By:     James R. Maurice
       ____________________________

Title:  Vice President & Controller
       ____________________________

                                                                    EXHIBIT 11

                  OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

                       COMPUTATION OF PER SHARE EARNINGS
                    (In millions except amounts per share)

                                      Three Months Ended     Six Months Ended
                                            March 31             March 31
                                       -----------------    -------------------
                                         1994      1993       1994       1993
                                       --------  --------   --------  ---------
Primary Earnings Per Share:
     Net earnings (loss)               $  19.1   $   1.0    $   9.8   $ (135.4)
                                       ========  ========   ========  =========

     Weighted average number of shares    19.8      19.6       19.8       19.5
     Common stock equivalents (stock
      options)                              .2        .2         .2          *
                                       --------  --------   --------  ---------
     Average shares outstanding           20.0      19.8       20.0       19.5
                                       ========  ========   ========  =========
     Primary earnings (loss) per share $   .95   $   .05    $   .49   $  (6.93)
                                       ========  ========   ========  =========

Fully Diluted Earnings per Share:
     Net earnings (loss)               $  19.1   $   1.0    $   9.8   $ (135.4)
     Add: After-tax interest and
      related expense amortization
      on 7% convertible subordinated
      debentures                            .9        .9        1.7        1.7
                                       --------  --------   --------  ---------
     Net earnings (loss) adjusted      $  20.0   $   1.9    $  11.5   $ (133.7)
                                       ========  ========   ========  =========

     Weighted average number of shares    19.8      19.6       19.8       19.5
     Common stock equivalents (stock
      options)                              .2        .2         .2         .2
     Weighted average common
      shares assuming
      conversion of 7% convertible
      subordinated debentures              3.4       3.4        3.4        3.4
                                       --------  --------   --------  ---------
     Average shares outstanding           23.4      23.2       23.4       23.1
                                       ========  ========   ========  =========
     Fully diluted earnings (loss) per
      share                            $   .85   $    **    $    **   $     **
                                       ========  ========   ========  =========

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

                                                                    EXHIBIT 12

                   OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

                COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                           (In millions except ratios)

                                                                      Twelve
                                           Six Months Ended           Months
                                                March 31              Ended
                                         --------------------        March 31,
                                            1994        1993           1994
                                         --------    --------        --------
  Earnings (loss):
    Earnings (loss) before provision for
        income taxes and cumulative
        effect of changes in accounting
        principles                       $  11.4     $ (30.9)        $(117.6)

    Interest expense                        10.1        11.2            18.7
    Interest portion of rent expense          .5          .4             1.0
                                         --------    --------        --------
        Earnings (loss)                  $  22.0     $ (19.3)        $ (97.9)
                                         ========    ========        ========
  Fixed Charges:
    Interest expense                     $  10.1     $  11.2         $  18.7
    Interest portion of rent expense          .5          .4             1.0
                                         --------    --------        --------
        Fixed Charges                    $  10.6     $  11.6         $  19.7
                                         ========    ========        ========

  Ratio of earnings to fixed charges         2.1
                                         ========

  Excess of fixed charges over earnings              $  30.9         $ 117.6
                                                     ========        ========

                                                     EXHIBIT 19

                                                 April 20, 1994

To Our Shareholders:

I am pleased to tell you that our company has had a highly successful second quarter this year. We have returned OMC to profitability for the first half of the year, and we are well on our way to a profitable 1994.

We achieved net earnings of $19.1 million, or 95 cents per share (85 cents per share, fully diluted), on sales of $263.5 million for this year's second quarter, compared with net earnings of $1 million, or five cents per share, on sales of $274.5 million for the same quarter last year. Our U.S. sales were down 1 percent in the quarter, while our sales outside the U.S. were down 12 percent.

Our net earnings were increased by $10.5 million from a real estate transaction involving the transfer of land rights we held in Hong Kong. Of course, we also are in a favorable tax position, since our return to profitability is allowing us to realize deferred tax benefits resulting from our adoption last year of accounting standards SFAS 106 and 109, and from our restructuring expenses, none of which were tax-benefitted last year.

But even if we adjusted our results to remove the real estate gain and assume a normal 40 percent tax rate, we still would have delivered primary net earnings of 28 cents per share in the past quarter. Compared with 5 cents per share in the same quarter last year, that is a very solid improvement.

We owe much of our second quarter performance to the success of our restructuring program, which produced $7 million in cost reduction in the quarter. That, in turn, helped increase our operating earnings to $13.3 million from $7.1 million last year, an 87 percent improvement.

For the first six months of 1994, we achieved net earnings of $9.8 million, or 49 cents per share, on sales of $454.3 million, compared with a net loss of $135.4 million, or $6.93 per share, on sales of $452.8 million for the first six months of 1993. Our loss in the first half of 1993 included charges totalling $117.5 million, or $6.01 per share, to implement accounting rules SFAS 106 and 109. Our U.S. sales in the first half of this year increased
2 percent, while our sales outside the U.S. decreased 5 percent.

We achieved operating earnings of $7.9 million in the first half of this year, compared with an operating loss of $21.2 million in the first half of 1993.

Let me give you a brief review of our operations in the past quarter to help you better understand the progress we are making, beginning with our Marine Power Products Group, which markets our engine and accessory products in the United States.

MPPG's sales declined somewhat in the past quarter, and we have lost some market share, primarily in smaller, lower horsepower units. That share loss is a product of two factors. First, it's the product of supply problems we experienced in the quarter with outboard motor components, primarily for 3 through 8-horsepower outboards. Those problems are behind us now. Second, it's the product of our loss of the Tracker Marine OEM outboard sales we had last year in the second quarter.

On the other side of the coin, we sold a richer mix of higher horsepower, more profitable outboards in the quarter. On a percentage basis, the average horsepower of the outboards we sold jumped by double digits compared with the same quarter last year. This increase is the result of a number of factors. But important among them are the success of our boat builder pre-rigging program and the excellent reception our larger horsepower outboards are receiving in the marketplace.

We are managing OMC for profitability, not just market share, and we are achieving the results we're after.

Our Fishing Boat Group, which builds fiberglass fishing boats for both freshwater and saltwater use, had an excellent second quarter. The group turned in a strong sales increase, in spite of the fact that weather-related problems kept them from producing and shipping boats for several days during the quarter.

Our Aluminum Boat Group also turned in a solid sales increase, and our Recreational Boat Group, which markets runabouts and cruisers, showed an overall sales increase for the quarter. We're very pleased about that performance because this category of boats was hardest hit during the downturn.

In our International Group, which markets the bulk of our products outside the United States, we're still experiencing tough going. Sales are down in Europe due to a continuing, severe downturn in the market there. But our year-to-date operating results in Western Europe were substantially improved over their level last year, illustrating the success of our European restructuring program.

Partially offsetting our sales decline in Europe was a strong sales increase in Latin America and a solid sales gain in Australia. On its bottom line, our International Group's performance significantly improved over the same quarter last year.

In summary, we're very pleased with our second quarter and first half results. We know we still have a demanding task ahead of us. But we're quite confident of our ability to deliver significant improvement in our operating results for the year. And we're well positioned to begin delivering improved shareholder value.

At its April meeting, our board of directors demonstrated its continuing confidence in our company's performance by declaring a cash dividend of 10 cents per share, payable May 27, 1994, to shareholders of record May 13, 1994.


                                        JAMES C. CHAPMAN

                                        James C. Chapman
                                        Chairman, President and
                                        Chief Executive Officer

NEWS RELEASE: OMC REPORTS STRONG SECOND QUARTER EARNINGS GROWTH


WAUKEGAN, Ill., April 20--Outboard Marine Corporation said today that cost reduction measures produced stronger operating earnings in its second quarter. The company said its improved operating earnings, along with a one-time benefit from a Hong Kong real estate transaction, produced strong net earnings growth in the quarter, which ended March 31.

    OMC reported net earnings of $19.1 million, or 95 cents per share (85 cents per share, fully diluted), on sales of $263.5 million for its second quarter, compared with net earnings of $1 million, or five cents per share, on sales of $274.5 million for the same quarter last year. Net earnings were increased by $10.5 million from the transfer of land rights held by the company in Hong Kong.

Operating earnings increased to $13.3 million in the 1994 second quarter from $7.1 million in the same quarter last year.

U.S. sales in the quarter were down 1 percent, while sales outside the U.S. were down 12 percent. OMC said its sales decline in the quarter was due to component supply problems that kept the company from meeting market demand in some areas, as well as the termination last year of a significant outboard engine supply agreement with a major boat manufacturer.

"Our ability to deliver improved earnings on reduced sales shows the effectiveness of the cost reduction measures associated with our restructuring," said OMC Chairman, President and Chief Executive Officer James C. Chapman. "We also achieved improved profitability from a richer sales mix of higher horsepower outboards in the quarter. We attribute that sales mix improvement, in large part, to the enthusiastic market response to our Johnson and Evinrude V-6 outboards and to the success of our outboard pre-rigging program."

For the first six months of 1994, OMC reported net earnings of $9.8 million, or 49 cents per share, on sales of $454.3 million, compared with a net loss of $135.4 million, or $6.93 per share, on sales of $452.8 million for the first six months of 1993. The net loss in the first half of 1993 included charges totalling $117.5 million, or $6.01 per share, to implement accounting rules SFAS No. 106 for retiree health care and life insurance benefits, and SFAS No. 109 to eliminate deferred tax assets from the company's balance sheet.

The company reported operating earnings of $7.9 million in the first half of 1994, compared with an operating loss of $21.2 million in the first half of 1993. U.S. sales in the first half of this year increased 2 percent, while sales outside the U.S.
decreased 5 percent.

OMC also declared a cash dividend of 10 cents per share, payable
May 27, 1994, to shareholders of record May 13, 1994.

Outboard Marine Corporation (OM-NYSE) is a leading international marketer of marine engines, boats, accessories and services.

                               # # #

                                   OUTBOARD MARINE CORPORATION
                               STATEMENT OF CONSOLIDATED EARNINGS
                                          (UNAUDITED)

                                                    Three Months Ended         Six Months Ended
                                                         March 31                  March 31
                                                   --------------------      --------------------
(In millions except amounts per share)               1994        1993          1994        1993
                                                   --------    --------      --------    --------
NET SALES                                          $ 263.5     $ 274.5       $ 454.3     $ 452.8

COST OF GOODS SOLD                                   198.9       214.0         353.3       372.5
                                                   --------    --------      --------    --------
  Gross earnings                                      64.6        60.5         101.0        80.3

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          51.3        53.4          93.1       101.5
                                                   --------    --------      --------    --------
  Earnings (loss) from operations                     13.3         7.1           7.9       (21.2)

NON-OPERATING EXPENSE (INCOME):
  Interest expense                                     5.1         5.0          10.1        11.2
  Other, net                                         (11.7)         .4         (13.6)       (1.5)
                                                   --------    --------      --------    --------
                                                      (6.6)        5.4          (3.5)        9.7
                                                   --------    --------      --------    --------
    Earnings (loss) before provision for income
       taxes and cumulative effect of changes in
        accounting principles                         19.9         1.7          11.4       (30.9)

PROVISION (CREDIT) FOR INCOME TAXES                     .8          .7           1.6       (13.0)
                                                   --------    --------      --------    --------

    Net earnings (loss) before cumulative effect
       of changes in accounting principles            19.1         1.0           9.8       (17.9)

CUMULATIVE EFFECT ON PRIOR YEARS
  OF CHANGES IN ACCOUNTING PRINCIPLES
   Income taxes                                          -           -             -       (10.0)
   Postretirement benefits other than pensions           -           -             -      (107.5)
                                                   --------    --------      --------    --------
    Net earnings (loss)                            $  19.1     $   1.0       $   9.8     $(135.4)
                                                   ========    ========      ========    ========

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  based on weighted average common shares and
  common stock equivalents outstanding:
    Primary
        Before cumulative effect of changes in
            accounting principles                  $   .95     $   .05       $   .49     $ ( .92)

        Cumulative effect of changes in
            accounting principles                        -           -             -       (6.01)
                                                   --------    --------      --------    --------
           Net primary                             $   .95     $   .05       $   .49     $ (6.93)
                                                   ========    ========      ========    ========
    Fully diluted                                  $   .85     $   .05       $   .49     $ (6.93)
                                                   ========    ========      ========    ========
DIVIDENDS PAID PER SHARE                           $   .10     $   .10       $   .20     $   .20
                                                   ========    ========      ========    ========
AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)       20.0        19.8          20.0        19.5

The financial statements for the three and six months ended March 31, 1993 have been restated to reflect the adoption of Accounting Standards No. 106 "Accounting for Postretirement Benefits
 Other Than Pension" and No. 109 "Accounting for Income Taxes" which were adopted effective
 October 1, 1992.


                              OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                    (UNAUDITED)

(In millions)                                        March 31             September 30
                                                 1994        1993             1993
                                               --------    --------         --------
ASSETS
- - ------
  CURRENT ASSETS:
    Cash and cash equivalents                  $  33.1     $  34.6          $ 104.4
    Receivables                                  193.5       194.7            136.3
    Inventories-
      Finished products                           77.7        92.1             64.1
      Raw material, work in process
        and service parts                        102.4       116.4             90.0
                                               --------    --------         --------
          Total inventory                        180.1       208.5            154.1
    Other current assets                          31.4        69.5             30.5
                                               --------    --------         --------
      Total current assets                       438.1       507.3            425.3

  PRODUCT TOOLING, net                            45.4        33.1             36.2

  GOODWILL AND INTANGIBLES, net                   32.5       111.6             33.3

  OTHER ASSETS                                    85.7        54.4             86.7

  PLANT AND EQUIPMENT, at cost                   543.3       583.7            542.9
    Less-Accumulated depreciation                333.0       349.0            332.6
                                               --------    --------         --------
                                                 210.3       234.7            210.3
                                               --------    --------         --------
                                               $ 812.0     $ 941.1          $ 791.8
                                               ========    ========         ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                              $  28.0     $  37.7          $     -
    Accounts payable                              76.8        78.5             76.6
    Accrued and other                            167.8       121.0            174.8
                                               --------    --------         --------
      Total current liabilities                  272.6       237.2            251.4

  LONG-TERM DEBT                                 178.1       196.4            183.0
  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS    103.5       102.7            106.1


  OTHER NON-CURRENT LIABILITIES                   88.2        91.2             90.4

  STOCKHOLDERS' INVESTMENT:
    Common stock and capital surplus             108.3       105.4            106.0
    Retained earnings                             71.5       216.8             65.7
    Cumulative translation adjustments           (10.2)       (8.6)           (10.8)
                                               --------    --------         --------
      Total stockholders' investment             169.6       313.6            160.9
                                               --------    --------         --------
                                               $ 812.0     $ 941.1          $ 791.8
                                               ========    ========         ========

SHARES OF COMMON STOCK OUTSTANDING                19.9        19.6             19.8

The financial statements for March 31, 1993 have been restated to reflect the adoption of Accounting Standards No. 106 "Accounting for Postretirement Benefits Other Than
 Pensions" and No. 109 Accounting for Income Taxes" which were adopted effective
 October 1, 1992.

                               -23-
