Form 10-Q
period 1994-06-30
OUTBOARD MARINE CORP
filed 1994-08-09
CIK 75149

                                FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1994.

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

Number of shares of Common Stock of $0.15 par value outstanding at July 29, 1994 were 19,887,377 shares.

Exhibit Index Page 11.

                      OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                            PART I, ITEM 1
                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS
                            June 30, 1994



Financial statements required by this form:

                                                             Page
                                                             ----

Statement of Consolidated Earnings                             3

Condensed Statement of Consolidated Financial Position         4

Statement of Consolidated Cash Flows                           5


In the opinion of management, the information furnished reflects all adjustments necessary to a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1993.

                                   OUTBOARD MARINE CORPORATION
                               STATEMENT OF CONSOLIDATED EARNINGS
                                          (UNAUDITED)
                                                    Three Months Ended        Nine Months Ended
                                                         June 30                   June 30
                                                   --------------------      --------------------
(In millions except amounts per share)               1994        1993          1994        1993
                                                   --------    --------      --------    --------
NET SALES                                          $ 318.8     $ 295.4       $ 773.1     $ 748.2

COST OF GOODS SOLD                                   233.8       229.6         587.1       602.1
                                                   --------    --------      --------    --------
  Gross earnings                                      85.0        65.8         186.0       146.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          53.5        55.0         146.6       156.5

RESTRUCTURING CHARGES                                    -       107.4             -       107.4
                                                   --------    --------      --------    --------
  Earnings (loss) from operations                     31.5       (96.6)         39.4      (117.8)

NON-OPERATING EXPENSE (INCOME):
  Interest expense                                     5.1         5.4          15.2        16.6
  Special refund for environmental expense               -       (12.5)            -       (12.5)
  Other, net                                          (3.8)       ( .9)        (17.4)       (2.4)
                                                   --------    --------      --------    --------
                                                       1.3        (8.0)         (2.2)        1.7
                                                   --------    --------      --------    --------
    Earnings (loss) before provision for income
       taxes and cumulative effect of changes in
        accounting principles                         30.2       (88.6)         41.6      (119.5)

PROVISION FOR INCOME TAXES                             2.2        15.5           3.8         2.5
                                                   --------    --------      --------    --------

    Net earnings (loss) before cumulative effect
       of changes in accounting principles            28.0      (104.1)         37.8      (122.0)

CUMULATIVE EFFECT ON PRIOR YEARS
  OF CHANGES IN ACCOUNTING PRINCIPLES
   Income taxes                                          -           -             -       (10.0)
   Postretirement benefits other than pensions           -           -             -      (107.5)
                                                   --------    --------      --------    --------
    Net earnings (loss)                            $  28.0     $(104.1)      $  37.8     $(239.5)
                                                   ========    ========      ========    ========

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  based on weighted average common shares and
  common stock equivalents outstanding:
    Primary
        Before cumulative effect of changes in
            accounting principles                  $  1.40     $ (5.31)      $  1.89     $ (6.23)
        Cumulative effect of changes in
            accounting principles                        -           -             -       (6.01)
                                                   --------    --------      --------    --------
           Net primary                             $  1.40     $ (5.31)      $  1.89     $(12.24)
                                                   ========    ========      ========    ========
    Fully diluted                                  $  1.23     $ (5.31)      $  1.73     $(12.24)
                                                   ========    ========      ========    ========
DIVIDENDS PAID PER SHARE                           $   .10     $   .10       $   .30     $   .30
                                                   ========    ========      ========    ========
AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)       20.0        19.6          20.0        19.6


                               -3-

                              OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                    (UNAUDITED)
(In millions)                                         June 30             September 30
                                                 1994        1993             1993
                                               --------    --------         --------
ASSETS
- - ------
  CURRENT ASSETS:
    Cash and cash equivalents                  $  63.1     $  55.0          $ 104.4
    Receivables                                  169.8       153.5            136.3
    Inventories-
      Finished products                           62.3        83.4             64.1
      Raw material, work in process
        and service parts                        112.4       108.2             90.0
                                               --------    --------         --------
          Total inventory                        174.7       191.6            154.1
    Other current assets                          29.0        46.7             30.5
                                               --------    --------         --------
      Total current assets                       436.6       446.8            425.3

  PRODUCT TOOLING, net                            48.2        36.2             36.2

  GOODWILL AND INTANGIBLES, net                   32.3        33.9             33.3

  OTHER ASSETS                                    86.8        70.5             86.7

  PLANT AND EQUIPMENT, at cost                   549.5       586.6            542.9
    Less-Accumulated depreciation                336.0       353.4            332.6
                                               --------    --------         --------
                                                 213.5       233.2            210.3
                                               --------    --------         --------
                                               $ 817.4     $ 820.6          $ 791.8
                                               ========    ========         ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------
  CURRENT LIABILITIES:
    Accounts payable                           $  82.2     $  59.3          $  76.6
    Accrued and other                            164.0       159.2            174.8
                                               --------    --------         --------
      Total current liabilities                  246.2       218.5            251.4

  LONG-TERM DEBT                                 178.1       196.5            183.0

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS    102.9       102.7            106.1


  OTHER NON-CURRENT LIABILITIES                   92.2        95.7             90.4

  STOCKHOLDERS' INVESTMENT:
    Common stock and capital surplus             108.6       105.8            106.0
    Retained earnings                             97.6       110.8             65.7
    Cumulative translation adjustments            (8.2)       (9.4)           (10.8)
                                               --------    --------         --------
      Total stockholders' investment             198.0       207.2            160.9
                                               --------    --------         --------
                                               $ 817.4     $ 820.6          $ 791.8
                                               ========    ========         ========

SHARES OF COMMON STOCK OUTSTANDING                19.9        19.6             19.8

                               -4-

                               OUTBOARD MARINE CORPORATION
                           STATEMENT OF CONSOLIDATED CASH FLOWS
                                      (UNAUDITED)
(In millions)                                                        Nine Months Ended
                                                                          June 30
                                                                  ------------------------
                                                                   1994            1993
                                                                  -------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings (loss)                                             $ 37.8         $ (239.5)
  Adjustments to reconcile net earnings (loss) to net cash
    provided by operations:
      Cumulative effect of changes in accounting principles            -            117.5
      Non-current asset write downs                                    -             75.9
      Depreciation and amortization                                 29.0             42.1
      Gain on transfer of land rights                              (10.5)               -
      Changes in current accounts excluding the effects
        of noncash transactions:
          (Increase) in accounts receivable                        (30.9)            (6.7)
          (Increase) in inventory                                  (21.4)           (18.2)
          Decrease in other current assets                           2.7             14.6
          (Decrease) in accounts payable and accrued liabilities    (8.5)            (5.3)
      Other, net                                                    (6.4)            (5.0)
                                                                  -------         --------
            Net cash used for operating activities                  (8.2)           (24.6)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Expenditures for plant and equipment, and tooling                (45.9)           (36.0)
  Net proceeds on transfer of land rights                           10.5                -
  Proceeds from sale of plant and equipment                          5.7              3.0
  Other, net                                                         3.9            (15.0)
                                                                  -------         --------
            Net cash used for investing activities                 (25.8)           (48.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of long-term debt, including current maturities          (5.1)           (10.0)
  Cash dividends paid                                               (5.9)            (5.8)
  Other, net                                                         2.7              1.3
                                                                  -------         --------
            Net cash used for financing activities                  (8.3)           (14.5)

EXCHANGE RATE EFFECT ON CASH                                         1.0              (.5)
                                                                  -------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (41.3)           (87.6)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   104.4            142.6
                                                                  -------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 63.1          $  55.0
                                                                  =======         ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                   $ 11.8          $  15.7
  Income taxes paid                                                  5.7              7.4


                    OUTBOARD MARINE CORPORATION

                            FORM 10-Q
                         PART I, ITEM 2
                       FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           June 30, 1994

RESULTS OF OPERATIONS

      The company (OMC) achieved strong earnings growth for the quarter ended June 30, 1994, and the results show the company participating in the recovery taking place in the U.S. marine products marketplace.

      The company achieved net earnings of $28 million, or $1.40 per share ($1.23 per share, fully-diluted), in this year's third quarter. That compares with a net loss of $104.1 million, or $5.31 per share, in the same quarter last year.

      Last year's third quarter results included some one-time charges and gains. Looking at the pre-tax line on the income statement to get a better comparison, the company achieved pre-tax earnings of $30.2 million for this year's third quarter, compared with a pre-tax loss of $88.6 million for last year's third quarter. Excluding $107.4 million in restructuring charges and a $12.5 million insurance benefit from last year's results, the company achieved a $23.9 million, positive, pre-tax earnings swing this year.

      Increased sales accounted for part of the improvement.
Sales increased 8 percent to $318.8 million from $295.4 million for the same quarter last year.

      In the United States, the world's largest marine products market, sales jumped 14 percent. Companywide sales were depressed by sales declines in Europe, where the company is still dealing with serious recession in some of the most important marine products markets, and in Canada. Those sales declines were somewhat offset by sales growth in other markets outside the United States. But the end result was a 7 percent decline in non-
U.S. sales.

      Last year's restructuring is producing real cost reduction throughout the company. Results in this year's third quarter benefitted from $9 million in cost savings. For the year to date, the company has achieved $21 million in cost savings. The company is making progress in its program to improve the efficiency and competitiveness of the company's European organization.

      For the first nine months of 1994, the company achieved net earnings of $37.8 million, or $1.89 per share ($1.73 per share, fully-diluted), compared with a net loss of $239.5 million, or $12.24 per share for the same period last year. Net earnings last year were depressed by charges totalling $117.5 million to implement new Accounting Standards No. 106, "Accounting for Post-retirement Benefits Other Than Pensions" (SFAS 106) and
Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109).



      The company achieved pre-tax earnings of $41.6 million for the first nine months of this year, compared with pre-tax loss of $119.5 million for the same period last year. This year's pre-tax results for the first nine months included a $10.5 million gain from the transfer of land rights held in Hong Kong, while last year's included the $107.4 million in restructuring charges and $12.5 million insurance settlement benefit. Again, eliminating the charges and benefits, would show a positive, $55.7 million pre-tax earnings swing in the first nine months of this year.

      In mid-July 1994, the company introduced its new Project
LEAP (for Low Emission Advanced Propulsion) outboard technologies to the news media and to its dealer organization. Project LEAP is a program to replace the entire current, 130-model, outboard line with a line of new, low-emission outboards that also deliver higher performance, greater fuel economy and other important consumer benefits.

      Very important among the new technologies is LEAP3, a dramatically superior technology that is proprietary to OMC for marine industry applications and that will position OMC to capture additional sales and market share in the 20 to 200-horsepower segment of the outboard market, the segment that accounts for the bulk of outboard sales.

      Project LEAP and the new engines that will come from it demonstrate OMC's determination and ability to develop, manufacture and aggressively market products that are demonstrably superior to the competition's. These products will provide the basis for long-term growth.

      The provision for income taxes of $2.2 million and $3.8 million for the three and nine months ended June 30, 1994, respectively, resulted from expected taxes payable relating to certain international subsidiaries. The company's return to profitability places it in a favorable tax position. In the current year, certain deferred tax benefits from the adoption last year of accounting standards SFAS 106 and 109, and from restructuring expenses, were recognized because of the profits.
To the extent there are additional profits for the year, additional deferred tax benefits will be recognized to reduce the income tax provision.

      It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.



                    OUTBOARD MARINE CORPORATION
                           FORM 10-Q
                         PART I, ITEM 2
                      FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           June 30, 1994


FINANCIAL CONDITION

      Due to the seasonal nature of the company's business, receivables, inventories and accompanying short-term borrowings are usually at their highest levels in the second and third fiscal quarters and decline thereafter as the company's products enter their peak selling seasons. The company's ratio of current assets to current liabilities at June 30, 1994 was 1.8 as compared with 2.0 at June 30, 1993. Current assets of $436.6 million at June 30, 1994 decreased $10.2 million as compared to current assets of $446.8 million at June 30, 1993. Receivables increased $16.3 million due primarily to higher U.S. sales in the current quarter. Inventories decreased $16.9 million due largely to efficiencies gained in Europe, Canada and the United States including those gained from the establishment of the stern drive manufacturing joint venture with Volvo Penta. Other current assets decreased $17.7 million due primarily to lower deferred tax benefits resulting from the adoption of SFAS 109.

      Other assets increased $16.3 million due primarily to the adoption of SFAS 109 and increased pension assets. Product tooling increased $12.0 million due primarily to new outboard motor models. Plant and equipment decreased due primarily to a contribution to the joint venture with Volvo Penta and to lower capital expenditures in relationship to depreciation.

      Current liabilities increased by $27.7 million to $246.2 million as of June 30, 1994 compared to $218.5 million at June
30, 1993 due primarily to a change in the timing of traditional summer shut-downs in conjunction with model changeovers and physical inventories and also due to an $8.2 million increase in current maturity of long-term debt.

      The company's total debt to total capitalization at June
30, 1994 was 48.7 percent compared to 48.9 percent at June 30, 1993. Long-term debt decreased $18.4 million and current maturities of long-term debt increased $8.2 million from the previous year.

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




                    OUTBOARD MARINE CORPORATION
                           FORM 10-Q
                    PART II - OTHER INFORMATION




Item 1.  Legal Proceedings.


         The first paragragh of Item B. of Note 21. Commitments and Contingent
         Liabilities contained in the company's 1993 Annual Report to shareholders, which is incorporated by reference herein, is amended to read as follows:

                      In 1988, the company received from the United States
                      Environmental Protection Agency, a notice of potential liability and an information request regarding potential groundmwater contamination at the Cadillac Industrial
                      Park in Cadillac, Michigan. The company complied with the information request. In 1994, the company received a request from the United States Environmental
                      Protection Agency to submit a good faith offer to implement the remedial action at the Cadillac Industrial
                      Park. The company is evaluating this request.


Item 6.  Exhibits and Reports on Form 8-K.


              (a)     Exhibits reference is made to the Exhibit Index on Page
                      11.

              (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended June
                      30, 1994.



                       S I G N A T U R E



Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        OUTBOARD MARINE CORPORATION


       Signature                   Title                Date
_________________________    _________________    _________________


                             Vice President &
By  /s/ James R. Maurice      Controller           August 9, 1994
_________________________   __________________    _________________
        JAMES R. MAURICE



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

        (F)   With respect to the Registrant's Revolving Credit
              Agreement, reference is made to Exhibit 10 (H) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1992, which is incorporated herein by reference. With respect to Amendment No. 1 and No. 3 to such Credit Agreement reference is made to Exhibit 10 to the Registrant's
              Quarterly Report on Form 10-Q for the quarter ended
              June 30, 1993, which is incorporated herein by reference. With respect to Amendment No. 2 to such Credit Agreement, reference is made to Exhibit 10
              (F) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1993, which is incorporated herein by reference. With respect to Amendment No. 4 to such Credit Agreement, reference is made to Exhibit 10 (F) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, which is incorporated herein by reference.


Exhibit 11: Statements regarding computation of per share earnings:

              A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 19:   Report furnished to security holders:

              A copy of the Registrant's Shareholders Report for the fiscal quarter ended June 30, 1994, is attached hereto as Exhibit 19.




                                                                  EXHIBIT 11


                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

                      COMPUTATION OF PER SHARE EARNINGS
                (Dollars in millions except amounts per share)

                                               Three Months Ended       Nine Months Ended
                                                    June 30                 June 30
                                              --------------------   --------------------
                                                1994        1993       1994        1993
                                              --------    --------   --------    --------
Primary Earnings Per Share:
    Net earnings (loss)                       $  28.0     $(104.1)   $  37.8     $(239.5)
                                              ========    ========   ========    ========

    Weighted average number of shares            19.9        19.6       19.8        19.6
    Common stock equivalents (stock options)       .1           *         .2           *
                                              --------    --------   --------    --------
    Average shares outstanding                   20.0        19.6       20.0        19.6
                                              ========    ========   ========    ========
    Primary earnings (loss) per share         $  1.40     $ (5.31)   $  1.89     $(12.24)
                                              ========    ========   ========    ========

Fully Diluted Earnings per Share:
    Net earnings (loss)                       $  28.0     $(104.1)   $  37.8     $(239.5)
    Add: After-tax interest and
        related expense amortiza-
        tion on 7% convertible
        subordinated debentures                    .8          .9        2.5         2.6
                                              --------    --------   --------    --------
    Net earnings (loss) adjusted              $  28.8     $(103.2)   $  40.3     $(236.9)
                                              ========    ========   ========    ========

    Weighted average number of shares            19.8        19.6       19.8        19.6
    Common stock equivalents (stock options)       .2          .1         .2          .1
    Weighted average common
        shares assuming
        conversion of 7% convertible
        subordinated debentures                   3.4         3.4        3.4         3.4
                                              --------    --------   --------    --------
    Average shares outstanding                   23.4        23.1       23.4        23.1
                                              ========    ========   ========    ========
    Fully diluted earnings (loss) per share   $  1.23     $    **    $  1.73     $    **
                                              ========    ========   ========    ========

 * The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

 ** The computation of fully diluted earnings per share of common stock is antidilutive; therefore, the amount reported for primary and fully diluted earnings per share is the same.

                               -13-

                                                   EXHIBIT 19

                                                July 21, 1994

To Our Shareholders:

I'm pleased to tell you that our company has just completed a very solid quarter. We achieved strong earnings growth, and our results show we are participating in the recovery taking place in the U.S. marine products marketplace.

We achieved net earnings of $28 million, or $1.40 per share ($1.23 per share, fully-diluted), in this year's third quarter. That compares with a net loss of $104.1 million, or $5.31 per share, in the same quarter last year.

Last year's third quarter results included some one-time charges and gains. But if you look at the pre-tax line on our income statement to get an apples-to-apples comparison, you'll see that we achieved pre-tax earnings of $30.2 million for this year's third quarter, compared with a pre-tax loss of $88.6 million for last year's third quarter. Excluding $107.4 million in restructuring charges and a $12.5 million insurance benefit from last year's results, you can see we achieved a $23.9 million, positive, pre-tax earnings swing this year.

Increased sales accounted for part of our improvement. Our sales increased 8 percent to $318.8 million from $295.4 million for the same quarter last year. But that 8 percent sales increase tells only part of the story of our growth in the quarter.

In the United States, the world's largest marine products market, our sales jumped 14 percent. Our companywide sales were depressed by sales declines in Europe, where we are still dealing with serious recession in some of our most important marine products markets, and in Canada. Those sales declines were somewhat offset by sales growth in our other markets outside the United States. But the end result was a 7 percent decline in our non-U.S. sales.

We are making progress in our program to improve the efficiency and competitiveness of our European organization. More generally, last year's restructuring is producing real cost reduction throughout our company. Our results in this year's third quarter benefitted from $9 million in cost savings. For the year to date, we've achieved $21 million in cost savings, and we are confident of our ability to deliver $32 million in cost savings for fiscal 1994 as, last year, we told you we would.

For the first nine months of 1994, we achieved net earnings of $37.8 million, or $1.89 per share ($1.73 per share, fully diluted), compared with a net loss of $239.5 million, or $12.24 per share for the same period last year. Our net earnings last year were depressed by charges totalling $117.5 million to implement new accounting rules.

We achieved pre-tax earnings of $41.6 million for the first nine months of this year, compared with pre-tax loss of $119.5 million for the same period last year. This year's pre-tax results for the first nine months included a $10.5 million gain from the transfer of land rights we held in Hong Kong, while last year's included the $107.4 million in restructuring charges and $12.5 million insurance settlement benefit. Again, an apples-to-apples comparison, eliminating the charges and benefits, would show a positive, $55.7 million pre-tax earnings swing in the first nine months of this year.

Clearly, we are on the right course today in our effort to return
OMC to consistent profitability.

We also are on the right course in preparing our company to win in tomorrow's marketplace. In mid-July, we introduced our new Project LEAP outboard technologies to the news media and to our dealer organization. Project LEAP is our program to replace our entire current, 130-model, outboard line with a line of new, low-emission outboards that also deliver higher performance, greater fuel economy and other important consumer benefits.

The enclosed news release provides information on the rainbow of outboard technologies that will be developed by Project LEAP. Very important among the three technologies is LEAP3, a dramatically superior technology that is proprietary to OMC for marine industry applications and that will position us to capture additional sales and market share in the 20 to 200-horsepower segment of the outboard market, the segment that accounts for the bulk of outboard sales.

Project LEAP and the new engines that will come from it demonstrate our determination and ability to develop, manufacture and aggressively market products that are demonstrably superior to the competition's. These products will provide the basis for our long-term growth.

We are confident in our strategy and in its ability to deliver increased value to our shareholders. In a statement of its continuing confidence, our board of directors declared a cash dividend of 10 cents per share payable Aug. 26, 1994, to shareholders of record Aug. 12, 1994.

                                          JAMES C. CHAPMAN

                                          James C. Chapman
                                          Chairman, President and
                                          Chief Executive Officer

                OMC REPORTS STRONG EARNINGS GROWTH

WAUKEGAN, Ill., July 21--Outboard Marine Corporation (OM-NYSE) today reported strong earnings growth on increased sales for its 1994 fiscal third quarter, which ended June 30.

The company reported net earnings of $28 million, or $1.40 per share ($1.23 per share, fully diluted) for this year's third quarter compared with a net loss of $104.1 million, or $5.31 per share, for the same quarter last year.

OMC achieved pre-tax earnings of $30.2 million for this year's third quarter compared with a pre-tax loss of $88.6 million for the same quarter last year. Last year's pre-tax results included restructuring charges totalling $107.4 million and a benefit from a favorable insurance settlement totalling $12.5 million.
Excluding the charges and benefits from the comparison, OMC achieved a $23.9 million pre-tax earnings improvement in this year's third quarter.

OMC's 1994 third quarter sales increased to $318.8 million from $295.4 million for the same quarter last year. The company said its U.S. sales increased 14 percent in this year's third quarter, and all of its U.S. operating groups contributed to the growth.
The OMC Fishing Boat Group reported strong sales growth, as did the OMC Recreational Boat Group, where sales of mini-jet boats contributed importantly to the group's gains. Outboard sales in the U.S. benefitted from a higher average horsepower of units sold in the quarter.

"We're reaping the benefits of a U.S. marine industry recovery," said OMC Chairman, President and Chief Executive Officer James C.
Chapman.

Sales outside the U.S. fell 7 percent in the 1994 third quarter.
Sales declines in Europe, where the marine products market is in a deep recession, and in Canada were partially offset by gains in other international markets.

OMC said its bottom line was strengthened by cost savings from the restructuring begun last year. "We achieved $9 million in cost savings in this year's third quarter, bringing us to $21 million for the year to date," Chapman said. "We expect to achieve $32 million in cost savings by year-end, and we're on track to deliver a solidly profitable performance for the year."

For the first nine months of 1994, OMC reported net earnings of $37.8 million, or $1.89 per share ($1.73 per share, fully diluted), compared with a net loss of $239.5 million, or $12.24 per share for the same period last year. Net earnings last year were depressed by charges totalling $117.5 million to implement new accounting rules.

OMC achieved pre-tax earnings of $41.6 million in the first nine months of 1994, compared with a pre-tax loss of $119.5 million for the same period last year. This year's pre-tax results included a gain of $10.5 million from the transfer of land rights in Hong Kong. Last year's pre-tax results included the $107.4 million in restructuring charges and $12.5 million insurance settlement benefit. Eliminating the charges and benefits from both periods, the company achieved a $55.7 million pre-tax earnings improvement in the first nine months of 1994.

Sales for the first nine months of 1994 increased to $773.1 million from $748.2 million for the same period in 1993. OMC's U.S. sales for the first nine months of this year increased 7 percent, while sales outside the U.S. decreased 6 percent.

OMC's board of directors declared a cash dividend of 10 cents per share for the third quarter payable Aug. 26, 1994, to shareholders of record Aug. 12, 1994.

Outboard Marine Corporation is a leading marketer of marine engines, boats, accessories and services.

                              # # #

                                   OUTBOARD MARINE CORPORATION
                               STATEMENT OF CONSOLIDATED EARNINGS
                                          (UNAUDITED)
                                                    Three Months Ended        Nine Months Ended
                                                         June 30                   June 30
                                                   --------------------      --------------------
(In millions except amounts per share)               1994        1993          1994        1993
                                                   --------    --------      --------    --------
NET SALES                                          $ 318.8     $ 295.4       $ 773.1     $ 748.2

COST OF GOODS SOLD                                   233.8       229.6         587.1       602.1
                                                   --------    --------      --------    --------
  Gross earnings                                      85.0        65.8         186.0       146.1

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES          53.5        55.0         146.6       156.5

RESTRUCTURING CHARGES                                    -       107.4             -       107.4
                                                   --------    --------      --------    --------
  Earnings (loss) from operations                     31.5       (96.6)         39.4      (117.8)

NON-OPERATING EXPENSE (INCOME):
  Interest expense                                     5.1         5.4          15.2        16.6
  Special refund for environmental expense               -       (12.5)            -       (12.5)
  Other, net                                          (3.8)       ( .9)        (17.4)       (2.4)
                                                   --------    --------      --------    --------
                                                       1.3        (8.0)         (2.2)        1.7
                                                   --------    --------      --------    --------
    Earnings (loss) before provision for income
       taxes and cumulative effect of changes in
        accounting principles                         30.2       (88.6)         41.6      (119.5)

PROVISION FOR INCOME TAXES                             2.2        15.5           3.8         2.5
                                                   --------    --------      --------    --------

    Net earnings (loss) before cumulative effect
       of changes in accounting principles            28.0      (104.1)         37.8      (122.0)

CUMULATIVE EFFECT ON PRIOR YEARS
  OF CHANGES IN ACCOUNTING PRINCIPLES
   Income taxes                                          -           -             -       (10.0)
   Postretirement benefits other than pensions           -           -             -      (107.5)
                                                   --------    --------      --------    --------
    Net earnings (loss)                            $  28.0     $(104.1)      $  37.8     $(239.5)
                                                   ========    ========      ========    ========

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK
  based on weighted average common shares and
  common stock equivalents outstanding:
    Primary
        Before cumulative effect of changes in
            accounting principles                  $  1.40     $ (5.31)      $  1.89     $ (6.23)
        Cumulative effect of changes in
            accounting principles                        -           -             -       (6.01)
                                                   --------    --------      --------    --------
           Net primary                             $  1.40     $ (5.31)      $  1.89     $(12.24)
                                                   ========    ========      ========    ========
    Fully diluted                                  $  1.23     $ (5.31)      $  1.73     $(12.24)
                                                   ========    ========      ========    ========
DIVIDENDS PAID PER SHARE                           $   .10     $   .10       $   .30     $   .30
                                                   ========    ========      ========    ========
AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)       20.0        19.6          20.0        19.6


                               -18-

                              OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                                    (UNAUDITED)
(In millions)                                         June 30             September 30
                                                 1994        1993             1993
                                               --------    --------         --------
ASSETS
- - ------
  CURRENT ASSETS:
    Cash and cash equivalents                  $  63.1     $  55.0          $ 104.4
    Receivables                                  169.8       153.5            136.3
    Inventories-
      Finished products                           62.3        83.4             64.1
      Raw material, work in process
        and service parts                        112.4       108.2             90.0
                                               --------    --------         --------
          Total inventory                        174.7       191.6            154.1
    Other current assets                          29.0        46.7             30.5
                                               --------    --------         --------
      Total current assets                       436.6       446.8            425.3

  PRODUCT TOOLING, net                            48.2        36.2             36.2

  GOODWILL AND INTANGIBLES, net                   32.3        33.9             33.3

  OTHER ASSETS                                    86.8        70.5             86.7

  PLANT AND EQUIPMENT, at cost                   549.5       586.6            542.9
    Less-Accumulated depreciation                336.0       353.4            332.6
                                               --------    --------         --------
                                                 213.5       233.2            210.3
                                               --------    --------         --------
                                               $ 817.4     $ 820.6          $ 791.8
                                               ========    ========         ========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
- - ----------------------------------------
  CURRENT LIABILITIES:
    Accounts payable                           $  82.2     $  59.3          $  76.6
    Accrued and other                            164.0       159.2            174.8
                                               --------    --------         --------
      Total current liabilities                  246.2       218.5            251.4

  LONG-TERM DEBT                                 178.1       196.5            183.0

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS    102.9       102.7            106.1


  OTHER NON-CURRENT LIABILITIES                   92.2        95.7             90.4

  STOCKHOLDERS' INVESTMENT:
    Common stock and capital surplus             108.6       105.8            106.0
    Retained earnings                             97.6       110.8             65.7
    Cumulative translation adjustments            (8.2)       (9.4)           (10.8)
                                               --------    --------         --------
      Total stockholders' investment             198.0       207.2            160.9
                                               --------    --------         --------
                                               $ 817.4     $ 820.6          $ 791.8
                                               ========    ========         ========

SHARES OF COMMON STOCK OUTSTANDING                19.9        19.6             19.8



       OMC INTRODUCES NEW GENERATION OF ENVIRONMENTALLY CLEANER,
                HIGH PERFORMANCE OUTBOARD ENGINES


WAUKEGAN, Ill., July 19--Outboard Marine Corporation (OM-NYSE) today announced a $100 million program to develop a new generation of high-performance, environmentally cleaner outboard engines including one new design called LEAP3 that represents the biggest advance in recreational boating since the invention of the original outboard by OMC's founder.

OMC Chairman, President and Chief Executive Officer James C.
Chapman said the  program, when fully implemented throughout OMC's
130-model Johnson and Evinrude outboard lines, will reduce total hydrocarbon emissions from the outboards by 70 to 80 percent and boost fuel economy by more than 35 percent. The program is called
Project LEAP (for Low Emission Advanced Propulsion).

Besides reducing emissions and increasing fuel economy, Chapman said the new engines will significantly improve performance "in every category that counts to boaters," including better throttle response, faster and smoother acceleration, smoother idling and reduced engine noise. OMC is the world's largest manufacturer of outboard engines.

"In re-engineering our entire outboard line, we will be re-engineering our company's future, positioning us to compete effectively in a changing, more environmentally conscious marketplace," Chapman said. "And, most importantly, our LEAP3 engines will give us a proprietary and plainly superior technology that we expect to leverage into a major sales advantage in the big
20 to 200-horsepower category of the world outboard market. We believe that advantage will help us secure and expand our leading position well into the 21st Century." Chapman said 20 to 200-horsepower outboards account for 60 percent of the $2 billion U.S.
outboard market.

OMC's new engine line will be based on three different technological approaches. But the mainstays of OMC's line, its 20 to 200-horsepower outboards, will be two-cycle units equipped with the proprietary, direct fuel-injection system LEAP3, based on a technology pioneered by the German engineering firm FICHT, GmbH.
The first LEAP3 engines will be introduced late next year.

LEAP3 direct-injection engines will use a high-pressure pump to blast precisely timed bursts of fuel directly into the engines' combustion chambers at pressures exceeding 200 pounds per square inch, atomizing and positioning each fuel charge for an exceptionally complete, clean burn. The computer-controlled direct-injection technology is far more sophisticated than any fuel injection system in use, including those on today's most advanced automobiles.

In addition to providing environmental and performance benefits, LEAP3 engines are simpler than any other low-emission engine designs in development in the marine industry today. With fewer components and systems, they are smaller, lighter, more easily serviceable and more durable -- features OMC believes will impress consumers and win market share. Their simplicity also should allow them to be manufactured at lower cost, OMC said.



"The combination of a simpler but technologically superior system that offers more consumer benefits, can be more easily manufactured and will be available only from OMC is a winning formula that we believe will strengthen both our sales and our bottom line,"
Chapman said.

For engines of 200 horsepower and more (engines of this size account for about 6 percent of the U.S. market), OMC is developing
LEAP2, another two-cycle, direct-injection system based on technology developed by Australia's Orbital Engine Corporation. In its basic concept, this design is similar to LEAP3. However, it requires two pressurized injection systems -- one for fuel and one for air -- to inject and atomize each fuel charge. The first LEAP2 engines also are planned for introduction in the 1996 model year.

For portable engines up to 15 horsepower, OMC this fall will introduce a new series of high-performance four-cycle engines.
Engines of 15 horsepower and less account for about a third of U.S.
industry outboard sales and a greater portion of sales in Europe, an important market for OMC.

OMC said it will convert its entire outboard line to low emission designs within 10 years, approximately twice as fast as the average industry rate for model renewal of outboard engines.

"With the rainbow of technologies involved in Project LEAP, we're addressing the emissions issue to both deliver new levels of environmental quality and raise the bar on outboard performance,"
Chapman said.

Outboard Marine Corporation is a leading marketer of marine
engines, boats, accessories and services.  The company traces its origin to 1909 when Ole Evinrude invented the first outboard engine in Milwaukee, Wis.
                               # # #

                               -21-
