Form 10-K
period 1994-09-30
OUTBOARD MARINE CORP
filed 1994-12-21
CIK 75149

                          FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1994.

                               or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-2883

                    OUTBOARD MARINE CORPORATION
      (Exact name of registrant as specified in its charter)

      Delaware                                  36-1589715
   (State or other                      (IRS Employer Identification No.)
   jurisdiction of
   incorporation or
    organization)
    100 Sea Horse Drive
    Waukegan, Illinois                            60085
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (708) 689-6200

Securities registered pursuant to Section 12 (b) of the Act:

                                        Name of each exchange on
Title of each class                         which registered
- -------------------                     ------------------------
Common stock, par value
  $0.15 per share                       New York Stock Exchange &
                                        Chicago Stock Exchange
7% Convertible Subordinated
  Debentures Due 2002                   New York Stock Exchange &
                                        Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
        NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES   X    NO
                                      -------   -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates at November 22, 1994 was $382,373,240.00.

Number of shares of Common Stock of $0.15 par value outstanding at November 22, 1994 were 19,920,562 shares (not including
239,700 treasury shares).

                DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of Outboard Marine Corporation's Annual Report to
    Shareholders for the year ended September 30, 1994 are incorporated by reference into Parts I and II of this Form
    10-K.

2.  Portions of Outboard Marine Corporation's Notice of Annual
    Meeting and Proxy Statement prepared in connection with the January 19, 1995 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                         TABLE OF CONTENTS



ITEM NO.             PART I
- --------             ------

    1                Business
    2                Properties
    3                Legal Proceedings
    4                Submission of Matters to a Vote of Security
                       Holders
                     Executive Officers of the Registrant


                     PART II
                     -------

    5               Market for Registrant's Common Equity and
                       Related Shareholder Matters
    6               Selected Financial Data
    7               Management's Discussion and Analysis of
                       Financial Condition and
                       Results of Operations
    8                Financial Statements and Supplementary Data
    9                Changes in and Disagreements with
                       Accountants on Accounting and Financial
                       Disclosure


                     PART III
                     --------

  10                 Directors and Executive Officers of the
                       Registrant (See Part I, Executive
                       Officers of the Registrant)
  11                 Executive Compensation
  12                 Security Ownership of Certain Beneficial
                       Owners and Management
  13                 Certain Relationships and Related
                       Transactions

                     PART IV
                     -------

  14                 Exhibits, Financial Statement Schedules, and
                       Reports on Form 8-K
                     Signatures
                     Exhibit Index

                                     PART I
                                     ------

ITEM 1.   BUSINESS
- ------------------
     Outboard Marine Corporation (the "Company"), which was incorporated in 1936, is engaged principally in the manufacturing and marketing of marine engines, boats and accessories for principally recreational use. Its major products are as follows:

          Evinrude Outboard Motors
          Johnson Outboard Motors
          OMC Cobra and OMC King Cobra Stern Drives
          OMC SysteMatched Parts and Accessories
          OMC TurboJet Drive Systems
          Chris-Craft Boats
          Four Winns Boats
          Grumman Boats and Canoes
          Haines Hunter Boats
          Hydra-Sports Boats
          Javelin Boats
          Lowe Boats
          Princecraft Boats
          Quest Boats
          Roughneck All-Welded Boats
          Ryds Boats
          Sea Nymph Boats
          Seabird Boats
          Seaswirl Boats
          Springbok Boats
          Stacer Boats
          Stratos Boats
          Sunbird Boats
          Suncruiser Pontoon Boats

     The company operates in a single industry segment. Sales to unaffiliated customers include the following principal products:

                                     Year Ended September 30

                                1994           1993           1992
                                         (In Millions)

        Engine Products     $  574.3       $  587.2       $  652.8
        Boats and Packages     504.1          447.4          411.8
                            ---------      ---------      ---------
                            $1,078.4       $1,034.6       $1,064.6
                            =========      =========      =========

     Information by geographic area for the three years ended September 30, 1994 is presented under the heading "Business Segments" which is Note 19 in the 1994 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

     Most of OMC's principal products are sold throughout the world. Outboard motors and parts and accessories are distributed in the United States and Canada through separate
     Evinrude and Johnson dealer organizations, the majority of which operate under direct-from-factory dealerships.

     Boats are sold primarily to direct-from-factory dealers.
     Distribution outside the United States and Canada is handled by divisions and subsidiaries, which sell to dealers and wholesale distributors throughout the world.

     All the fields in which OMC is engaged are highly competitive. OMC believes it is the world's largest producer of outboard motors and the second largest publicly-held recreational powerboat manufacturer. It is estimated there are only three significant manufacturers of outboard motors and many manufacturers of boats.

     OMC's principal competition in the United States outboard industry is from Brunswick Corporation and Yamaha Motor Co. Ltd. The outboard motors produced by these companies together with several other Japanese producers are also the principal competing outboards in the international market. There are many manufacturers of boats that compete with OMC, the largest of which in the United States are Brunswick Corporation and Genmar Industries, Inc.

     OMC and AB Volvo Penta and Volvo Penta of the Americas,
     Inc., are partners in a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems.
     Additional information is presented under the heading "Joint Venture and Investments" which is Note 3 in the 1994 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

     Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels during the second and third fiscal quarters and decline thereafter as the Company's various products enter their peak selling seasons. To reduce the impact of seasonality, OMC offers various types of extended credit terms or financed floor planning to qualified customers who buy the Company's products. Working capital requirements during the off-season are in part financed by short-term borrowing. See information presented under the heading "Short-Term Borrowings and Compensating Balances" which is
     Note 7 in the 1994 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of
     Exhibit 13.

     OMC considers its patent portfolio to be of considerable value even though no single patent or license is deemed to be material. In OMC's opinion, Chris-Craft, Evinrude, Four Winns, Grumman, Haines Hunter, Hydra-Sports, Javelin, Johnson, Lowe, OMC, OMC Cobra, OMC King Cobra, OMC Sea Drive, Princecraft, Quest, Roughneck, Seabird, Ryds, Sea Horse, Sea Nymph, Seaswirl, Springbok, Stacer, Stratos, Sunbird and Suncruiser trademarks are of considerable value and are important to the conduct of its business. Chris-Craft is a registered trademark owned by Chris-Craft Industries, Inc. and is licensed to OMC. Grumman is a registered trademark owned by Grumman Corporation and is licensed to OMC.

     The company purchases many different raw materials from various sources. The Company believes its sources of supply are adequate.

     In the fiscal years ended September 30, 1994, 1993, and 1992, OMC spent $36.5 million, $36.0 million, and $36.1 million, respectively, on research and development activities relating to the development of new products and improvement of existing products. All of this work was OMC sponsored.

     In the summer of 1994, the Company announced Project LEAP (Lower Emission Advanced Propulsion), a plan for the next generation of outboard engines - the engines that will power the boats of the future. Project LEAP is a sweeping effort to replace the current Johnson and Evinrude outboard lines with new models based on new technologies that both demonstrate a concern for the environment and, at the same time, deliver dramatically superior fuel economy and performance. The plan calls for the Company to complete this transformation of outboard lines within the next ten years, approximately twice as fast as the average industry rate for model renewal of outboard engines.

     Through Project LEAP, the Company will bring to market advanced outboard technologies designed to deliver new levels of environmental quality while providing peak performance for every application across the Johnson and Evinrude lines. For the smallest engines, outboards up to 15 horsepower, the Company began introducing an advanced series of clean, high performance four-cycle engines in the fall of 1994. These engines offer easier starting and more ergonomically sound design than competitors' four-cycle engines in this horsepower segment.

     For the largest engines, the big-displacement engines of 200 horsepower and more used on blue water fishing boats and large cruisers, the Company is developing an air-assisted direct fuel injection design called the LEAP2 engine.
     The LEAP2 engine will be based on technology originated by Australia's Orbital Engine Company. And for the heart of the outboard-engine line, engines from 20 to 200 horsepower, the Company is developing a revolutionary pressure-surge fuel injection system called the LEAP3 direct-injection system. The LEAP3 engines will be based on a direct fuel injection technology pioneered by the German engineering firm, FICHT, GmbH. LEAP3 will be exclusive to the Company for marine industry use, and the Company is confident that it will be the world's most efficient and best-performing direct fuel-injection system for two-cycle engines.

     The LEAP3-injected engines will be approximately 70 to 80 percent cleaner in terms of hydrocarbon emissions than the cleanest two-stroke engines available today. But they will be much more than just clean. With this breakthrough, proprietary technology, the Company will be able to produce engines that will be smaller, lighter and less complex than is possible with any other current low-emission technology. Because the LEAP3 design is simpler, involving fewer parts, these engines will be easier to manufacture, more depend-able, and more serviceable than engines based on competing technologies. The Company expects to bring the first LEAP3 engines to market in the 1996 model year.

     The Company estimates that it will spend approximately $1.8 million and $1.5 million, respectively, during the 1995 and 1996 fiscal years for environmental control facilities.

     Certain litigation involving the Company and the United States and state Environmental Protection Agencies and others is described under the heading "Commitments and Contingent Liabilities" which is Note 21 in the 1994 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

     As of September 30, 1994, approximately 8,500 people were employed by OMC and its subsidiaries.


ITEM 2.   PROPERTIES
- --------------------
     Plants located in Waukegan, Illinois; Milwaukee, Wisconsin; and Burnsville, Spruce Pine and Andrews, North Carolina, assemble and/or manufacture parts for the Company's products, each plant specializing in selected manufacturing processes. Outboard motors are assembled in Calhoun, Georgia. The Beloit, Wisconsin facility is engaged in the worldwide distribution of service parts and accessories. Boats are manufactured in Cadillac, Michigan; Lebanon, Missouri; Marathon, New York; Murfreesboro and Old Hickory, Tennessee; Columbia, South Carolina; Culver, Oregon; Elkhart and Syracuse, Indiana; and Sarasota, Florida.

     The Company's plants in Juarez, Chihuahua, Mexico;
     Dongguan, China; Hong Kong; and Manaus, Brazil all assemble outboard motors or components and/or engage in fabrication. Boats are also manufactured and/or assembled in Altona, Victoria, Australia; Yatala, Queensland,
     Australia; Princeville, Quebec, Canada; Vannes, France; and
     Ryds, Sweden.

     The Company continues to consolidate manufacturing and distribution operations. The Goshen, Indiana; Manawa, Wisconsin; as well as the Brugge, Belgium facilities closed in fiscal 1994. As a result, the following properties are for sale: Beloit, Wisconsin; Brugge, Belgium; Peterborough, Ontario, Canada; Moncton, New Brunswick, Canada; Plessisville, Quebec, Canada; and Swansboro, North Carolina. The reopening of the Goshen, Indiana; Rutherfordton, North Carolina; and Manawa, Wisconsin properties is currently being evaluated.

     All of the Company's manufacturing facilities are Company owned, except the Company's Dongguan, China; Hong Kong; and Manaus, Brazil plants. The Hong Kong facility is located on property leased until 2047. The Dongguan facility lease expires in 1999. The Manaus facility lease expires in 1997. OMC believes that all of its manufacturing facilities are in a sound and modern operating condition and are suitable and adequate for their purposes. The Company also leases various warehouse and office space.


ITEM 3.   LEGAL PROCEEDINGS
- ---------------------------
     A description of certain legal proceedings is presented under the heading "Commitments and Contingent Liabilities" which is Note 21 in the 1994 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -------------------------------------------------------------
     During the fourth quarter of 1994 fiscal year, there were no matters submitted to a vote of security holders.

                  EXECUTIVE OFFICERS OF THE REGISTRANT
                  ------------------------------------

                                                        Number of
                                                        Years as
                                                        Executive
    Name             Age           Position              Officer
    ----             ---           --------             ---------

James C. Chapman     63    Chairman of the Board,
                              President & Chief
                              Executive Officer              16

D. Jeffrey Baddeley  56     Vice President & General Counsel  4

L. Earl Bentz        42     Vice President                    1

William J. Ek        58     Vice President                    1

John D. Flaig        47     Vice President                    2

Ronald J. Jensen     45     Vice President                    3

David R. Lumley      40     Vice President      less than     1

James R. Maurice     53     Vice President & Controller       5

Richard H. Medland   52     Vice President                    3

Howard Malovany      44     Secretary                         1

Christopher R. Sachs 42     Treasurer                         2


All officers are elected or appointed for terms which expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected or appointed and qualify.


A brief account of the experience of the above listed officers who have served the Company as an officer less than five years is as follows:


D. Jeffrey Baddeley,
- --------------------
who was elected Vice President in 1994 and General Counsel in 1993 had been employed by OMC as Secretary and Associate General Counsel since 1990, and had previously been employed as Executive Vice President, Secretary and General Counsel for Sargent-Welch Scientific Company.


L. Earl Bentz,
- --------------
who was elected Vice President in 1993, has been employed by OMC as President of its OMC Fishing
Boat Group, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.

William J. Ek,
- --------------
who was elected Vice President in 1993, has been employed by OMC as President of its OMC Aluminum Boat Group, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.


John D. Flaig,
- --------------
who was elected Vice President in 1992 and is currently Vice President Manufacturing and Engineering, Marine
Power Products Group, had been employed by OMC as Director of Marine Engineering for OMC's Marine Power Products Group since 1991, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.


Ronald J. Jensen,
- -----------------
who was elected Vice President in 1991 and is currently Vice
President and President, OMC International Group, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.


David R. Lumley,
- ----------------
who was elected Vice President, Sales and Marketing-Marine
Power Products Group in 1994, had been employed as Vice
President, Sales and Marketing-Golf Division, for Wilson
Sporting Goods Company.


Richard H. Medland,
- -------------------
who was elected Vice President, Human Resources in 1991, had previously been employed as Vice President, Human Resources of the Tenneco Automotive division of Tenneco, Inc.


Howard Malovany,
- ----------------
who was elected Secretary in 1993, had been previously employed as Assistant Secretary and Senior Counsel, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.


Christopher R. Sachs,
- ---------------------
who was elected Treasurer in 1992, had been employed by OMC as Assistant Treasurer since 1991 and previously as Director of Tax for at least five years prior thereto.

                               PART II.
                               --------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS
- -----------------------------------------------------------
          There were 4,519 record holders of common stock of OMC at September 30, 1994.

          The principle market for the Company's common stock is the New York Stock Exchange and the Chicago Stock Exchange.

          Other material required by this item is presented under the heading "Quarterly Information (Unaudited)" which is Note 20 in the 1994 Annual Report to Shareholders, which Note is incorporated herein by reference and is included as part of Exhibit 13.


ITEM 6.  SELECTED FINANCIAL DATA
- ---------------------------------
          The following summary represents the results of continuing operations (without including changes in accounting principles in 1993) for the five years ended
          September 30, 1994.


Year-Ended September 30       1994       1993       1992      1991       1990
                          ---------  ---------  ---------   -------  ---------
                                    (In millions except per share)

Net sales                 $1,078.4   $1,034.6   $1,064.6    $983.6   $1,145.6

Net earnings (loss)           48.5     (165.0)       1.9     (85.9)     (77.3)

Average number of shares of
  common stock outstanding and
  common stock equivalents,
  if applicable               20.0       19.6       19.8      19.4       19.4

Per average share of common
   stock--
     Net earnings (loss)
       Primary                 2.42      (8.42)       .10     (4.42)     (3.98)
       Fully diluted           2.22      (8.42)       .10     (4.42)     (3.98)

     Cash dividends             .40        .40        .40       .50        .80

Total Assets                 817.1      791.8      997.1     957.0    1,104.7

Long-Term Debt               178.2      183.0      198.1     133.1      157.5


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -----------------------------------------------------------
     The material required by Item 7 is of this Annual Report on Form 10K is presented under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 1994 Annual Report to Shareholders, which is incorporated herein by reference and is included as part of
     Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- -----------------------------------------------------
     Some material required by Item 8 is listed in Item 14 of this Annual Report on Form 10-K and is presented in the 1994 Annual Report to Shareholders which material is incorporated herein by reference and is included as part of Exhibit 13.

     Other material required by this Item 8 is presented under the heading "Quarterly Information (Unaudited)" which is
     Note 20 in the 1994 Annual Report to Shareholders, which
     Note is incorporated herein by reference and is included as part of Exhibit 13.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
- -----------------------------------------------------------------
     No disclosure is required pursuant to this item.


                              PART III
                              --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------------------------------
     Certain of the material required by Item 10 is presented under the heading "Nominees and Directors" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 1995, which is incorporated herein by reference.

     For other information with respect to the executive officers, reference is made to the information under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
- --------------------------------
     The material required by Item 11 is presented under the headings "Executive Compensation", "Report of the Compensation Committee" and "Benefit Plans" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 1995, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
- -------------------------------------------------------------
     The material required by Item 12 is presented under the headings "Investor Table" and "Director and Executive Officer Table" in the Company's Notice of Annual
     Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 19, 1995, which is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- --------------------------------------------------------
     No disclosure is required pursuant to this item.

                              PART IV
                              --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
- -----------------------------------------------------------------
     (a) Documents filed as part of the Annual Report on Form 10-K:

         1. Financial Statements from the 1994 Annual Report to
            Shareholders (10-K page reference supplied):

               Statement of Consolidated Earnings (page 39).

               Statement of Consolidated Financial Position (page 40).

               Statement of Consolidated Cash Flows (page 41).

               Statement of Changes in Consolidated Shareholders'
                 Investment (page 42).

               Notes to Consolidated Financial Statements (pages 43
                 through 63).

               Management's Discussion and Analysis of Results of
                 Operations and Financial Condition (pages 63 through 66).

               Report of Independent Public Accountants (page 69).

         2. Financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K (10-K page reference supplied):

               Report of Independent Public Accountants (page 15).

               Schedule V - Property and Equipment (page 16).

               Schedule VI - Accumulated Depreciation of Property
                 and Equipment (page 17).

               All other schedules are omitted as the information is not required, is inapplicable or is included in the Consolidated Financial Statements or Notes thereto.

               Individual financial statements for the Company's subsidiaries and partnerships have been omitted because consolidated statements have been prepared for all of the Company's wholly-owned subsidiaries and limited partnerships.


         3.  An exhibit index is included herein (pages 18 through 19).

     (b)  During the fourth quarter of the year ended September
          30, 1994, no reports were filed on Form 8-K.

     (c)  Exhibits are attached hereto.

     (d)  Not applicable.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OUTBOARD MARINE CORPORATION

Date  December 19, 1994   By JAMES C. CHAPMAN   Chairman of the
      -----------------      ----------------   Board of Directors,
                             James C. Chapman  President and Chief
                                                Executive Officer


Date  December 19, 1994   By JAMES R. MAURICE   Vice President and
      -----------------      ----------------   Controller
                             James R. Maurice


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date   December 19, 1994  By    FRANK BORMAN             Director
       -----------------        ------------
                                Frank Borman

Date   December 19, 1994   By   WILLIAM C. FRANCE        Director
       -----------------        -----------------
                                William C. France

Date   December 19, 1994   By   URBAN T. KUECHLE         Director
       -----------------        ----------------
                                Urban T. Kuechle

Date   December 19, 1994   By   RICHARD T. LINDGREN      Director
       -----------------        -------------------
                                Richard T. Lindgren

Date                       By                            Director
       -----------------        -----------------------
                                J. Willard Marriott, Jr.

Date                       By                           Director
       -----------------        ---------------------
                                Richard J. Stegemeier

Date                       By                            Director
       -----------------        -----------------
                                Charles D. Strang

Date   December 19, 1994   By   RICHARD F. TEERLINK     Director
       -----------------        -------------------
                                Richard F. Teerlink

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Outboard Marine Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 28, 1994. Our report on the consolidated financial statements includes an explanatory paragraph with respect to the change in the methods of accounting for postretirment benefits other than pensions and income taxes as discussed in notes 15 and 18 to the consolidated financial statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                           ARTHUR ANDERSEN LLP
                                           -------------------
                                           Arthur Andersen LLP


Milwaukee, Wisconsin
October 28, 1994

                      OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                          SCHEDULE V -- PROPERTY AND EQUIPMENT
                   For the Years Ended September 30, 1994, 1993, 1992

                                                (Dollars in millions)

                               Balance                       Trans-              Balance
                              Beginning                      lation                End
                                 of       Addit-   Retire-   Adjust-   Other        of
                               Period     ions     ments     ments     Reclass*   Period
                               -------   -------   -------   -------   -------   -------
Year Ended September 30, 1994-
   Land and improvements       $ 21.6    $  0.5    $  0.1    $  0.1    $ (0.4)   $ 21.7
   Buildings                    147.5       7.8       1.4       1.0     (10.7)    144.2
   Machinery and equipment      363.9      17.3      30.9       2.5     (10.9)    341.9
   Construction in progress       9.9      17.1       0.2       1.0        --      27.8
                               -------   -------   -------   -------   -------   -------
                               $542.9    $ 42.7    $ 32.6    $  4.6    $(22.0)   $535.6
                               =======   =======   =======   =======   =======   =======

Year Ended September 30, 1993-
   Land and improvements       $ 25.8    $ (0.3)   $  0.7    $ (0.3)   $ (2.9)   $ 21.6
   Buildings                    166.3       3.2       2.3      (3.1)    (16.6)    147.5
   Machinery and equipment      387.3      15.4      14.1      (4.9)    (19.8)    363.9
   Construction in progress       4.0       7.1       0.5        --      (0.7)      9.9
                               -------   -------   -------   -------   -------   -------
                               $583.4    $ 25.4    $ 17.6    $ (8.3)   $(40.0)   $542.9
                               =======   =======   =======   =======   =======   =======

Year Ended September 30, 1992-
   Land and improvements       $ 25.2    $  0.7    $  0.2    $  0.1    $   --    $ 25.8
   Buildings                    165.1       1.9       1.5       0.8        --     166.3
   Machinery and equipment      380.5      16.5      12.9       3.2        --     387.3
   Construction in progress       3.1       1.0       0.1        --        --       4.0
                               -------   -------   -------   -------   -------   -------
                               $573.9    $ 20.1    $ 14.7    $  4.1    $   --    $583.4
                               =======   =======   =======   =======   =======   =======




*  Reclassified to Non-Producing Assets included in Other Assets.

                               -16-

                      OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
            SCHEDULE VI -- ACCUMULATED DEPRECIATION OF PROPERTY AND EQUIPMENT
                   For the Years Ended September 30, 1994, 1993, 1992

                                                (Dollars in millions)

                               Balance                       Trans-              Balance
                              Beginning                      lation                End
                                 of       Addit-   Retire-   Adjust-   Other        of
                               Period     ions     ments     ments     Reclass*   Period
                               -------   -------   -------   -------   -------   -------
Year Ended September 30, 1994-
   Land and improvements       $  5.6    $  0.4    $   --    $   --    $ (0.2)   $  5.8
   Buildings                     70.8       4.7       0.5       1.0      (8.8)     67.2
   Machinery and equipment      256.2      23.3      26.2       2.0      (9.8)    245.5
                               -------   -------   -------   -------   -------   -------
                               $332.6    $ 28.4    $ 26.7    $  3.0    $(18.8)   $318.5
                               =======   =======   =======   =======   =======   =======

Year Ended September 30, 1993-
   Land and improvements       $  5.6    $  0.4    $   --    $   --    $ (0.4)   $  5.6
   Buildings                     76.0       5.9       0.9      (2.1)     (8.1)     70.8
   Machinery and equipment      259.0      24.9      11.9      (3.9)    (11.9)    256.2
                               -------   -------   -------   -------   -------   -------
                               $340.6    $ 31.2    $ 12.8    $ (6.0)   $(20.4)   $332.6
                               =======   =======   =======   =======   =======   =======

Year Ended September 30, 1992-
   Land and improvements       $  5.2    $  0.4    $   --    $   --    $   --    $  5.6
   Buildings                     69.8       5.7       0.6       1.1        --      76.0
   Machinery and equipment      240.2      26.4      10.6       3.0        --     259.0
                               -------   -------   -------   -------   -------   -------
                               $315.2    $ 32.5    $ 11.2    $  4.1    $   --    $340.6
                               =======   =======   =======   =======   =======   =======



*  Reclassified to Non-Producing Assets included in Other Assets.

                               -17-

                   OUTBOARD MARINE CORPORATION

                          EXHIBIT INDEX

Exhibit 3:    Articles of incorporation and bylaws:
- ----------
(A) With respect to the Registrant's Certificate of Incorporation, reference is made to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1984; to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987 and to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, all of which are incorporated herein by reference.

(B) With respect to the Registrant's Bylaws, a copy thereof is attached hereto as Exhibit 3(B).


Exhibit 4:    Instruments defining the rights of security holders,
- ----------    including indentures:

(A) Agreement of Outboard Marine Corporation, attached hereto as Exhibit 4(A).

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


Exhibit 10:   Material contracts:
- -----------
(A)  With respect to the Registrant's 1987 Stock Option and
     Performance Unit Plan, reference is made to Exhibit 10(D) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.

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

(D) With respect to the OMC 1994 Long-Term Incentive Plan, reference is made to Exhibit C, to Outboard Marine Corporation's Notice of Annual Meeting and Proxy Statement prepared in connection with the January 20, 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.

(E) With respect to Severance Agreements for all elected officers of the Registrant (except Mr. Chapman), reference is made to Exhibit 10(E) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

(F) With respect to the Severance Agreement for Mr. Chapman, reference is made to Exhibit 10(F) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

(G) With respect to the Registrant's Revolving Credit Agreement, reference is made to Exhibit 10(H) to the Registrant's Annual
     Report on Form 10-K for the fiscal year ended September 30, 1992, which is incorporated herein by reference. With respect to Amendment No. 1 and No. 3 to such Credit Agreement, reference is made to Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, which is incorporated by reference. With respect to Amendment No. 2 to such Credit Agreement, reference is made to Exhibit 10(F) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, which is incorporated herein by reference.


Exhibit 11:   Statements regarding computation of per share earnings:
- -----------
     A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 12:   Statements regarding computation of ratios:
- -----------
     A statement regarding the computation of the ratio of earnings to fixed charges is attached hereto as Exhibit 12.


Exhibit 13:   Annual report to security holders:
- -----------
     The Registrant's Annual Report to Shareholders is attached hereto as Exhibit 13.


Exhibit 21:   Subsidiaries of the registrant:
- -----------
     A list of the Company's subsidiaries and limited partnerships is attached hereto as Exhibit 21.


Exhibit 23:   Consents of expert:
- -----------
     A copy of the consent of the Company's independent public accountants is attached hereto as Exhibit 23.


Exhibit 27:   Financial data schedules:
- -----------
     This information is filed only in the electronic filing.

                                                  EXHIBIT 3 (A)

                             BYLAWS

                               of

                  Outboard Marine Corporation
         (As amended to and including September 7, 1994)

                            ARTICLE I
                            ---------
                            Location

Section 1. The principal office of the Corporation shall be located in the City of Wilmington, New Castle County, Delaware.


Section 2. The Corporation shall have such other offices, either in or outside of the State of Delaware, as the Board of Directors, the Chief Executive Officer or the Chief Operating
Officer shall from time to time direct.

                            ARTICLE II
                            ----------
                           Stockholders

Section 1. The Board of Directors shall determine the place, which may be in or outside of the State of Delaware, for holding any meeting of the stockholders of the Corporation.

Section 2. No change of the time or place for the annual meeting for the election of Directors shall be made within 60 days of the day on which such election is to be held unless required by law. If any change is required, notice of such change shall be given by the Secretary of the Corporation to each stockholder entitled to notice thereof no less than 20 days before such election is to be held.

Section 3. The annual meeting of stockholders shall be held on the third Thursday in January in each year, if not a holiday. If such day is a holiday, the meeting shall be held on the first day thereafter that is not a holiday, Saturday or Sunday or at such time, which shall not be more than 30 days from the date of the original meeting or the immediately preceding adjournment, as may be set by the Board of Directors. At the annual meeting, the stockholders shall elect Directors and transact such other and proper business as may come before the meeting.

Section 4. Special meetings of stockholders, for any purpose other than the election of Directors, may be held at such time, on such date and at such place as shall be specified in the notice of such meeting. Special meetings of stockholders may be called by the Chairman of the Board, the President, or by three quarters of the Board of Directors.

Section 5. The holders of a majority of the shares of common stock entitled to vote, present in person or by proxy, shall constitute a quorum at all meetings of stockholders. A majority of the quorum shall decide any matter properly brought before the meeting, except as may otherwise be required by these Bylaws, by the Certificate of Incorporation or by statute. If a quorum is not present at any such meeting, a majority of those stockholders present, in person or by proxy, shall have the power to adjourn the meeting from time to time without notice, other than announcement at the meeting, until a quorum shall be present. At any adjourned meeting, any business may be transacted which might have been transacted at the original or immediately preceding adjourned meeting.


Section 6. At each meeting of the stockholders, every stockholder having the right to vote shall be entitled to vote in person or by proxy or other writing, duly executed by a stockholder, provided such proxy or other writing is not dated more than 3 years prior to said meeting, unless such proxy specifically provides for a longer period. Execution of such proxy or other writing may be accomplished by the stockholder or his authorized officer, director, employee or agent signing such proxy or other writing or causing his or her signature to be affixed to such proxy or other writing by any reasonable means including, but not limited to, by facsimile signature. A stockholder may authorized another person(s) to act for him as proxy or other writing by transmitting or authorizing the transmission of a telegram, cablegram, or other means of electronic transmission to the person who will be the holder of the proxy or other writing or to a proxy or other writing solicitation firm, proxy or other writing support service organization or like agent duly authorized by the person who will be the holder of the proxy or other writing to receive such transmission, provided that any such telegram, cablegram or other means of electronic transmission must either set forth or be submitted with information from which it can be determined that the telegram, cablegram or other electronic transmission was authorized by the stockholder. If it is determined that such telegrams, cablegrams or other electronic transmissions are valid, the inspectors or, if there are no inspectors, such other persons making that determination shall specify the information upon which they relied. Any copy, facsimile telecommunication or other reliable reproduction of the proxy or other writing or transmission created pursuant to the above may be substituted or used in lieu of the original writing or transmission for any and all purposes for which the original proxy or other writing or transmission could be used, provided that such copy, facsimile telecommunication or other reproduction shall be a complete reproduction of the entire original proxy or other writing or transmission.


Section 7. Written notice of each annual or special meeting of stockholders shall be prepared and mailed by or shall be caused to be prepared and mailed by the Secretary of the Corporation. These notices shall be mailed to the address of each stockholder as it appears on the books and records of the Corporation as of the record date for such meeting. The notice for any annual meeting shall be mailed no less than 10 days and no more than 60 days before the meeting. The notice for any special meeting shall be mailed no less than 10 days and no more than 60 days before such special meeting, and shall state the purpose or purposes of such meeting. In no event shall any irregularity in such notice affect the validity of any annual meeting of stockholders or any proceeding at any such meeting duly constituted.

Section 8. The Chairman of the Board shall act as chairman at all meetings of stockholders. In the absence of the Chairman of the Board, the President shall preside. In the absence of the President, a Vice President, as designated by the Board of Directors, shall preside and, in the absence of any such designation, a Vice President, in the order of seniority as Vice President, shall preside. In the absence of any Vice President, the Board of Directors shall designate any other Director, officer or employee of the Corporation to preside at such meetings. The Secretary shall act as secretary at all stockholders and Directors meetings, and, upon request, at the meetings of the committees of the Board of Directors. In the absence of the Secretary, the Board of Directors may designate an Assistant Secretary to act as secretary at such meetings and, in the absence of any such designation, an Assistant Secretary, in order of seniority as Assistant Secretary, shall act as secretary at such meetings.

Section 9. The Board of Directors, in advance of any meeting of stockholders, shall appoint one or more Inspectors of Election ("Inspectors") to act at the meeting and make a written report thereof. If Inspectors are not so appointed or if any person so appointed fails to appear, the Chairman of the meeting shall appoint one or more Inspectors to act at the meeting. Each Inspector shall, before undertaking to perform the duties of an Inspector, take and sign an oath to execute the duties of Inspector faithfully, honestly and impartially, according to the best of such Inspector's skill and ability. The date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting shall be announced at the meeting. No ballot, proxies, votes or other writings purporting to vote, nor any revocations thereof or changes thereto, shall be accepted by the Inspectors after the closing of the polls. The Inspectors shall determine the number of shares outstanding and the voting power of each, the shares represented at the meeting, the existence of a quorum and the validity and effect of proxies, shall receive vote, ballots or consents, shall hear and determine all challenges and questions arising in connection with the right to vote, shall count and tabulate all votes, ballots or consents, certify their determination of the number of shares represented at the meeting and perform such acts as are proper to conduct the election or vote with fairness to all stockholders and. In determining the validity and counting of proxies and ballots, the inspectors shall be limited to an examination of the proxies, any envelopes submitted with those proxies, and information provided in accordance with Article II,
Section 6 of these Bylaws, ballots and the regular books and records of the Company, except that the Inspectors may consider other reliable information for the limited purpose of reconciling proxies and ballots submitted by or on behalf of banks, brokers, their nominees or similar persons which represent more votes than the holder of a proxy is authorized by the record owner to cast or more votes than the stockholder holds of record. If the Inspectors consider other reliable information for the limited purpose permitted herein, the Inspectors at the time they make their certification pursuant to this Section 9 shall specify the precise information considered by them including the person or persons from whom they obtained the information, when the information was obtained, the means by which the information was obtained and the basis for the Inspectors belief that such information is accurate and reliable.

Section 10. At any annual meeting of stockholders, only that business which is properly brought before the meeting shall be conducted. To be properly brought before the meeting, such business must be specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board of Directors or otherwise properly brought before the meeting by the Board of Directors or by a stockholder. For a stockholder to properly bring business before the meeting, the stockholder must have given written notice thereof; such notice to be received by the Secretary, Outboard Marine Corporation, at the Corporation's principal executive offices, no less than 60 days prior to the date one year from the date of the immediately preceding annual meeting of stockholders. The notice must contain a brief description of the business intended to be brought before the meeting, the stockholder's name and address, the class and number of shares the stockholder beneficially owns and a description of any material interest the stockholder has in the Corporation. If the Corporation provides less than 30 days notice or prior public disclosure of the date of the meeting is given or made to stockholders, to be timely received the stockholders' notice must be received by the Secretary no later than the close of business on the tenth day after that notice was mailed to stockholders or public disclosure of the notice was made.


Section 11. In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the Board of Directors, and which date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the Board of Directors. Any stockholders of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the Secretary, request the Board of Directors to fix a record date. The Board of Directors shall promptly, but in all events within ten (10) days after the date on which such a request is received, adopt a resolution fixing the record date. If no record date has been fixed by the Board of Directors within ten (10) days following the receipt of such a request, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in the State of Delaware, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of stockholders meetings are recorded, to the attention of the Secretary of the Corporation. Delivery shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the Board of Directors adopts the resolution taking such prior action.

                            ARTICLE III
                            -----------
                             Directors


Section 1. The general management and control of the business and property of the Corporation shall be vested in the Board of Directors, subject to any restrictions imposed upon them by these Bylaws, by the Certificate of Incorporation or by statute.


Section 2. The Board of Directors shall have the power to fix the compensation of its members and shall provide for the payment of the expenses of the Directors attending meetings of the Board of Directors and of any committee of the Board.


Section 3. There shall be nine (9) members on the Board of Directors. The election and term of office of each Director shall be in accordance with the provisions of Article FOURTEENTH of the Certificate of Incorporation.


Section 4. A majority of the Board of Directors then in office shall constitute a quorum for the transaction of business at any meeting of Directors. If a quorum is not present, a majority of those present may adjourn the meeting. The act of a majority of the Directors present at any meeting shall be the act of the Board of Directors, except as provided by these Bylaws, by the Certificate of Incorporation or by statute.


Section 5. Any action required or permitted to be taken at any meeting of the Board of Directors or committee of the Board may be taken without a meeting, if all members of the Board of Directors or the committee, as the case may be, shall consent in writing, and such writing is filed with the minutes of the Board of Directors or the committee, as the case may be.


Section 6. In the event of any vacancy in the Board of Directors for any reason other than an increase in the number of Directors, a majority of the Directors then in office, or if only one director remains, that director, may elect a successor to fill any such vacancy. In the case of any vacancy due to an increase in the number of Directors, a majority of the Directors then in office may elect to fill such vacancy. The successor Director shall serve for the unexpired term of the vacant directorship.


Section 7. The Board of Directors shall meet to elect the officers of the Corporation as promptly as practical after the adjournment of the annual meeting of stockholders. Other meetings of the Directors may be held at such time, on such date and in such place as the Board of Directors may from time to time direct. Special meetings of the Directors may be called at any time by the Chairman of the Board, the President or the written request of two-thirds of the Directors then in office. The Secretary shall give notice to the Directors of the time, date and place of each such meeting no less than 3 days prior to any such meeting. The notice shall be sent to the last known address of each such director as shown on the Corporation's books and records. Any Director may waive, before or after any meeting, notice of such meeting.


Section 8. The Board of Directors may, by a resolution passed by a majority of the entire Board of Directors, designate such committee or committees of the Board as it deems necessary or appropriate. Each committee shall consist of two or more Directors. In the absence or disqualification of a member of any committee, the member or members present at any meeting and not disqualified from voting may unanimously appoint another director to act at the meeting in place of such absent or disqualified member. Each committee shall have such power and authority as may be provided in a resolution of the Board of Directors, except that no committee shall have the power or authority to amend the Certificate of Incorporation or the Bylaws, adopt an agreement of merger or consolidation, recommend to the stockholders the sale, lease or exchange of all or substantially all of the Corporation's property or assets or recommend to the stockholders a dissolution of the Corporation or revocation of a dissolution; and, unless the resolution, Bylaws or Certificate of Incorporation expressly so provides, no such committee shall have the power or authority to declare a dividend, to authorize the issuance of shares of stock (except that a committee may, to the extent authorized in the resolution or resolutions providing for the issuance of stock adopted by the Board of Directors as provided in Section 151(a) of the Delaware General Corporation Law ("DGCL"), as amended, fix the designations and any of the preferences or rights of such shares relating to dividends, redemption, dissolution, any distribution of assets of the Corporation or the conversion into, or the exchange of such shares for, shares of any other class or classes or any other series of the same or any other class or classes of the stock of the Corporation, or fix the number of shares of any series of stock or authorize the increase or decrease of the shares of any series) or to adopt a certificate of ownership and merger.


Section 9. Only persons who are nominated in accordance with the following procedures shall be eligible for election as Directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors, by any nominating committee or person appointed by the Board of Directors, or by any stockholder of the Corporation entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in this Section 9. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received by the Secretary of the Corporation at the principal executive offices of the Corporation not less than 60 days prior to the date one year from the date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that less than 30 days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received no later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth:
(a) as to each person who the stockholder proposes to nominate for election or re-election as a Director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of stock of the Corporation which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of Directors pursuant to Rule 14a under the Securities Exchange Act of 1934 or any successor rule thereto; and (b) as to the stockholder giving the notice, (i) the name and record address of the stockholder and
(ii) the class and number of shares of the Corporation which are beneficially owned by the stockholder as of the record date for such meeting. The Corporation may require any proposed nominee to furnish such other information as may reasonably be required by the Corporation to determine the eligibility of such proposed nominee to serve as a Director of the Corporation.

Section 10. The Chairman of the Board shall preside at all meetings of the Board of Directors. In the absence of the Chairman of the Board, the presiding officer at such meetings shall be chosen pursuant to Article II, Section 8 of these Bylaws.

Section 11. Members of the Board of Directors or any Committee designated by the Board may participate in a meeting of the Board or such Committee by means of telephone or similar communications equipment provided that all Directors participating in such meeting can hear each other. Participation in such a telephone meeting shall constitute presence in person at such meeting.


                            ARTICLE IV
                            ----------
                             Officers


Section 1. The Board of Directors shall elect a Chairman of the Board, a Chief Executive Officer, a Chief Operating Officer, a President, one or more Vice Presidents, a General Counsel, a Secretary and a Treasurer or such other officers as may be designated by the Board of Directors, and may appoint certain other officers of the Corporation. Each officer shall have such power and authority as may be prescribed by the Board of Directors or as may be specified by these Bylaws, by the Certificate of Incorporation or by statute. Any 2 offices, except that of President and Vice President, may be held by the same person at the same time.


Section 2. Except where otherwise expressly provided in a contract duly authorized by a majority of the Board of Directors, all officers elected or appointed by the Board shall hold office until the annual meeting of stockholders held next after such election or appointment and until his successor shall have been duly chosen and qualified or until such officer shall have resigned or shall have been removed. All appointed officers and agents of the Corporation shall be subject to removal at any time by a majority of the Board of Directors with or without cause. All officers elected by the Board of Directors shall be subject to removal with or without cause at any time by two-thirds of the Directors then in office. Any vacancy occurring in any office shall be filled by the vote of a majority of the Directors then in office. Notwithstanding the foregoing, any such removal shall be without prejudice to such officer's contractual rights.


Section 3. The Chairman of the Board of Directors may be the Chief Executive Officer. The Chairman of the Board shall preside at all meetings of the stockholders and of the Board of Directors. The Chairman of the Board shall have such other powers, authority and duties as the Board of Directors may assign to such office.


Section 4. The Chief Executive Officer of the Corporation shall be primarily responsible for formulating and carrying into effect the Corporation's missions, goals, objectives and strategies and for managing the Corporation's financial condition and results of operations. The Chief Executive Officer shall have such other powers, authority and duties as the Board of Directors may assign to such office.

Section 5.  The President may be the Chief Operating Officer.
The President shall ensure that all orders and resolutions of the Board of Directors are carried into effect, except with respect to any specific authority as the Board of Directors may grant to any other officer or agent of the Corporation. The President shall have such other powers, authority and duties as the Board of Directors or the Chief Executive Officer may assign to such office.


Section 6. The Chief Operating Officer shall be primarily responsible for the day-to-day operation of the Corporation. The Chief Operating Officer shall have such other powers, authority and duties as the Board of Directors or the Chief Executive Officer may assign to such office.


Section 7. The Chief Administrative Officer shall be primarily responsible for the day-to-day administrative operation of the Corporation. The Chief Administrative Officer shall have such other powers, authority and duties as the Board of Directors or the Chief Executive Officer may assign such office.


Section 8. The Chief Financial Officer shall be responsible for the day-to-day financial affairs of the Corporation, shall be responsible for the financial structure and financial controls of the Corporation and shall have such other powers and duties as the Board of Directors or the Chief Executive Officer may assign to such office.


Section 9. The Vice President, or any one of them as may be designated by the Board of Directors, shall, in the absence of the President, have the power and perform the duties of the President, as long as such absence continues. The Vice President, or Vice Presidents, shall have such other powers and duties as the Board of Directors may assign to such office.


Section 10. The General Counsel shall be the chief legal officer of the Corporation. He shall have active overall management and oversight of and have responsibility for, and manage, all of the legal affairs of the Corporation and, to the extent such General

Counsel deems appropriate, its subsidiaries. It shall be the General Counsel's duty to employ all other counsel on behalf of the Corporation and to provide the Corporation with counsel and advice on all legal matters affecting the Corporation. The General Counsel shall supervise the activities of the Secretary and shall have such other powers and duties as may be assigned by the Board of Directors or the Chief Executive Officer. In the absence of the Secretary, the General Counsel shall affix the seal of the Corporation to any instrument requiring same.


Section 11. The Secretary shall attend all meetings of the Board of Directors and the stockholders, and of the committees upon request, and shall act as clerk of such meetings. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders and the Board of Directors, as required by the Chairman of the Board, the President or these Bylaws. The Secretary shall have such other powers and duties as may be assigned by the Board of Directors or the General Counsel. The Secretary shall keep the seal of the Corporation in safe custody and he shall affix said seal to any instrument requiring same.


Section 12. The Treasurer shall be the custodian of all of the funds and securities of the Corporation. The Treasurer shall have the power, in the regular performance of the duties of the Treasurer, to endorse for collection, on behalf of the Corporation, checks, notes and other obligations, and shall deposit or shall cause to be deposited, all such checks, notes or other obligations in such bank or banks or depository or depositories as the Board of Directors may designate. The Treasurer shall have such other powers and duties as the Board of Directors may assign to such office.


Section 13. The Controller shall be the principal accounting officer of the Corporation. He shall enter regularly in the books of the Corporation, to be kept by him for that purpose, a full and accurate account of all monies received and paid by or for the account of the Corporation, and all other financial and related transactions of the Corporation. The Controller shall at all reasonable times exhibit his books and accounts to any Director of the Corporation upon application at the offices of the Corporation during business hours. Whenever required by the Board of Directors, the Controller shall render a statement of his accounts, and he shall have such other powers and duties specified by the Board of Directors as it may from time to time deem necessary or appropriate.


Section 14. The Board may appoint one or more Assistant Secretaries and prescribe such powers and duties as it may deem necessary and appropriate. In the absence of the Secretary, the Board of Directors may designate an Assistant Secretary or a Secretary pro tempore to assume the powers and duties of the Secretary so long as such absence continues.


Section 15.  The Board may appoint one or more Assistant
Treasurers, with such powers and duties then specified, and as it may from time to time deem necessary or appropriate.

Section 16.  The Board may appoint one or more Assistant
Controllers, with such powers and duties then specified, and as it may from time to time deem necessary or appropriate.


Section 17. The Board of Directors may appoint such other assistant officers, with such powers and duties then specified, as it may from time to time deem necessary or appropriate.

Section 18. The Board of Directors may, by resolution, require any and all of the officers of the Corporation, and any and all employees of the Corporation, to give bond in such sum and with such sureties as shall be satisfactory to the Board of Directors for faithful performance of the duties of their respective offices of employment.


Section 19. Officers of the Corporation are not required to be employees of the Corporation.

                            ARTICLE V
                            ---------
                              Stock


Section 1. Certificates for shares or certificates representing rights with respect to the capital stock of the Corporation shall be in such form as shall be approved by the Board of Directors. Each certificate shall be numbered in order of its issue, and shall be signed by the Chairman of the Board, the President or a Vice President and by the Secretary, an Assistant Secretary, the Treasurer or an Assistant Treasurer, or by a printed or engraved facsimile of such signatures and may be sealed with the seal of the Corporation or by a printed or engraved facsimile of such seal. The certificate shall be countersigned by a Transfer Agent and registered by a Registrar, both of which shall be designated by the Board of Directors. The countersignature of the Transfer Agent may be a printed or engraved facsimile of such countersignature. The stock records shall be kept by a Transfer Agent or by Transfer Agents or by the Secretary or by such other agent as may be designated by the Board of Directors.


Section 2. The shares of the capital stock of the Corporation shall be transferable on the records of the Corporation only by the person in whose name such shares appear or by such person's duly authorized attorney, upon surrender of the certificate representing such transferred shares, properly endorsed. The Board of Directors may make such additional rules and regulations with respect to the issue, transfer or registration of the shares of the capital stock of the Corporation as it deems necessary or appropriate.


Section 3. In case of loss or destruction of a certificate of the capital stock of the Corporation, a new certificate replacing such lost or destroyed certificate shall be issued provided the Secretary, or the Secretary's agent, after receiving satisfactory proof of loss or destruction and of the posting of satisfactory indemnity bond or otherwise, has approved such replacement.


Section 4. The Corporation shall be entitled to treat the holder of record of any share of its capital stock as the holder in fact thereof and shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof.

                            ARTICLE VI
                            ----------
                     Execution of Instruments


Section 1. All documents, instruments or other writings to be signed on behalf of the Corporation shall be signed, executed, verified or acknowledged by such officer, employee or agent of the Corporation as may be authorized by the Board of Directors.


Section 2. All certificates made on behalf of the Corporation shall be made by the Secretary or an Assistant Secretary or such other officer or officers or person as the Board of Directors may from time to time designate.


                            ARTICLE VII
                            -----------
                          Indemnification


Section 1. Each person who was or is made a party or is threatened to be made a party to or is involved in or called as a witness in any action, suit or proceeding, whether civil, criminal, administrative or investigative, and any appeal therefrom (hereinafter, collectively a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is, was or had agreed to become a director of the Corporation or was or had agreed to become an officer of the Corporation (but with respect to such officers and persons agreeing to become officer only as to proceedings occurring after a Change of Control, as defined herein, arising out of acts, events or omissions occurring prior to such Change of Control) or is or was serving at the request of the Corporation as a director, officer, employee or agent of another Corporation or of a partnership, joint venture, trust or other enterprise, including service with respect to employee benefit plans, shall be indemnified and held harmless by the Corporation to the fullest extent permitted under DGCL, as the same now exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Corporation to provide broader indemnification rights than the DGCL permitted the Corporation to provide prior to such amendment), against all expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith; provided, that except as explicitly provided herein, the Corporation shall indemnify any such person seeking indemnity in connection with a proceeding (or part thereof) initiated by such person only if authorization for such proceeding (or part thereof) was not denied by the Board of Directors of the Corporation prior to the earlier of (i) 30 days after receipt of notice thereof from such person of (ii) a Change of Control, as defined herein. For purposes of this Article, a "Change in Control of the Corporation" shall be deemed to have occurred if (i) any "Person" (as is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes (except in a transaction approved in advance by the Board of Directors of the Corporation) the beneficial owner (as defined in Rule 13d-3 under such Act), directly or indirectly, of securities of the Corporation representing 20% or more of the combined voting power of the Corporation's then outstanding securities, or (ii) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Corporation cease for any reason to constitute at least a majority thereof unless the election of each director who was not a director at the beginning of the period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.


Unless a court interpreting Delaware law shall rule otherwise, this paragraph shall be deemed to entitle all persons described herein requesting indemnification covered hereby to such indemnification without the determination provided for below, provided that if such a determination is required, such a determination shall be deemed to have occurred unless within 60 days of a request for indemnification by the Corporation a determination is made as provided below that such indemnification is not proper in the circumstances because such person has not met the necessary standard of conduct. If a determination is required and one of the three parties listed below shall make a determination that a person is entitled to indemnification under these bylaws, then a later decision by another party of the parties listed below that such person is not so entitled shall be of no effect and shall not work to deny such person indemnification. A determination shall be made, if required hereunder or by law, (i) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such proceeding, or (ii) if such quorum is not obtainable, or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel (who may be the regular counsel of the Corporation) in a written opinion or (iii) by the stockholders. If there is a Change in Control of the Corporation (as defined above), then with respect to all matters thereafter arising out of acts, omissions or events prior to the Change of Control of the Corporation concerning the rights of any director or officer seeking indemnification under this Article whose request for indemnification has been denied by one of the parties listed above, such person shall be entitled to have such decision redetermined as provided below if such person so requests within 120 days of his or her being informed of the initial denial of indemnification by the Corporation (unless the initial determination had been by the procedure outlined below), and the Corporation shall have the issue redetermined by special, independent counsel selected by such person and approved by the Corporation (which approval shall not be unreasonably withheld), which counsel has not otherwise performed services (other than in connection with similar matters) within the five years preceding its engagement to render such opinion for such person or for the Corporation or any affiliates (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) of the Corporation (whether or not they were affiliates when services were so performed) ("Independent Counsel"). Unless such person has theretofore selected Independent Counsel pursuant to this
Section 1 and such Independent Counsel has been approved by the Corporation, the firms approved by a resolution or resolutions of the Board of Directors prior to a Change in Control of the Corporation shall be deemed to have been approved by the Corporation as required. Such Independent Counsel shall determine within 60 days whether and to what extent such person would be permitted to be indemnified under applicable law and shall render its written opinion to the Corporation and such person to such effect. If such Independent Counsel is engaged by the Corporation, the Corporation agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such Independent Counsel against any and all expenses, claims, liabilities and damages arising out of or relating to this Article or its engagement pursuant hereto.


Section 2. Expenses--Expenses, including attorneys' fees, incurred by a person referred to in Section 1 of this Article in defending or otherwise being involved in a proceeding shall be paid by the Corporation in advance of the final disposition of such proceeding, including any appeal therefrom, upon receipt of an undertaking (the "Undertaking") by or on behalf of such person to repay such amount if it shall ultimately be determined that he or she is not entitled to be indemnified by the Corporation. Such undertaking shall provide that if the person to whom the expenses were advanced has commenced proceedings in a court of competent jurisdiction to secure a determination that he or she should be indemnified by the Corporation, such person shall not be obligated to repay the Corporation during the pendency of such proceeding.


Section 3.  Right of Claimant to Bring Suit--If a claim under
Section 1 hereof is not paid in full by the Corporation within 60 days after a written claim has been received by the Corporation or if expenses pursuant to Section 2 hereof have not been advanced within 10 days after a written request for such advancement accompanied by the Undertaking has been received by the Corporation, the claimant may at any time thereafter bring suit against the Corporation to recover the unpaid amount of the claim or the advancement of expenses. (If the claimant is successful in such suit or any other suit to enforce a right for expenses or indemnification against the Corporation or any other party under any other agreements, in whole or in part, such claimant shall also be entitled to be paid the reasonable expense of prosecuting such claim.) It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required Undertaking has been tendered to the Corporation) that the claimant has not met the standards of conduct which make it permissible under the DGCL for the Corporation to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Corporation. Neither the failure of the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination, if required, prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct required under the DGCL, nor an actual determination by the Corporation (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant had not met such applicable standard of conduct, shall be a defense to the action or create a presumption that claimant had not met the applicable standard of conduct.


Section 4. Non-Exclusivity of Rights--The rights conferred on any person by this Article shall not be exclusive of any other right which such person may have or hereafter acquire under any statue, provision of the Certificate of Incorporation, Bylaw, agreement, vote of stockholders or disinterested directors or otherwise. The Board of Directors shall have the authority, by resolution, to provide for such other indemnification of directors, officers, employees or agents as it shall deem appropriate.


Section 5. Insurance--The Corporation may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Corporation or another Corporation, partnership, joint venture, trust or other enterprise against any expenses, liabilities or losses, whether or not the Corporation would have the power to indemnify such person against such expenses, liabilities or losses under the DGCL.


Section 6. Contractual Nature--The provisions of this Article shall be applicable to all proceedings commenced after its adoption, whether such arise out of events, acts or omissions which occurred prior or subsequent to such adoption, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such person. This Article shall be deemed to be a contract between the Corporation and each person who, at any time that this Article is in effect, serves or agrees to serve in any capacity which entitles him to indemnification hereunder and any repeal or other modification of this Article or any repeal of modification of the DGCL or any other applicable law shall not limit any rights of indemnification then existing or arising out of events, acts or omissions occurring prior to such repeal or modification, including, without limitation, the right to indemnification for proceedings commenced after such repeal or modification to enforce this Article with regard to acts, omissions or events arising prior to such repeal or modification.


Section 7. Severability--If this Article or any portion hereof shall be invalidated on any ground by any court of competent jurisdiction, then the Corporation shall nevertheless indemnify each director and officer of the Corporation as to costs, charges and expenses (including attorney's fees), judgements, fines and amounts paid in settlement with respect to any proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Corporation, to the full extent permitted by any applicable portion of this Article that shall not have been invalidated and to the full extent permitted by applicable law.

                            ARTICLE VIII
                            ------------
                             Amendments


Section 1. The power to adopt, make, amend, alter, change or repeal the Bylaws of the Corporation, including the power to increase or decrease the number of directors, may, except as otherwise provided by these Bylaws, the Certificate of Incorporation or by statute, be exercised by a majority of stockholders or by a majority of the Board of Directors, and the stockholders shall have the right to amend, alter, change or repeal any Bylaw which may be adopted by the Board of Directors.


Section 2. The power to amend, alter, change or repeal Article II, Sections 4 and 10, Article III, Sections 3, 7 and 9, Article VII and this Article VIII may be exercised only by two-thirds of the stockholders or by two-thirds of the then current Board of Directors.

                            ARTICLE IX
                            ----------
                          Miscellaneous


Section 1. The corporate seal of this Corporation shall be in such form as may be designated by the Board of Directors.


Section 2. The fiscal year of the Corporation shall begin on the first day of October of each year.


Section 3. The Board of Directors shall have the power to, from time to time, amend, alter, repeal or otherwise change the pension or welfare benefit plans of the Corporation, in part or in their entirety, including, but not limited to, increasing the benefits paid or payable to the participants therein upon a Change in control of the Corporation. For purposes of this Article, a "Change in Control of the Corporation" shall be as defined in Section 1 of Article VII.

                                                    Exhibit 4 (A)

           AGREEMENT OF OUTBOARD MARINE CORPORATION

With respect to Exhibit 4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, the Registrant hereby avers that, except for the Registrant's 7% convertible subordinated debentures due 2002, 9-1/8% sinking fund debentures due 2017, and Medium-Term Notes, Series A, no single issue of long-term debt not being registered herein is more than 10 percent of the total assets of the Registrant and the Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments with respect to such long-term debt.



                                    OUTBOARD MARINE CORPORATION



                                BY:      JAMES R. MAURICE
                                    ----------------------------
                                         James R. Maurice
                                    Vice President and Controller

                                                             EXHIBIT 11

                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS
                    (In millions except amounts per share)


                                               Three Months Ended       Twelve Months Ended
                                                  September 30            September 30
                                              --------------------     --------------------
                                                1994        1993         1994        1993
                                              --------    --------     --------    --------
Primary Earnings Per Share:
    Net earnings (loss)                       $  10.7     $ (43.0)     $  48.5     $(282.5)
                                              ========    ========     ========    ========

    Weighted average number of shares            19.9        19.7         19.8        19.6
    Common stock equivalents (stock options)      0.2           *          0.2           *
                                              --------    --------     --------    --------
    Average shares outstanding                   20.1        19.7         20.0        19.6
                                              ========    ========     ========    ========
    Primary earnings (loss) per share         $  0.53     $ (2.19)     $  2.42     $(14.42)
                                              ========    ========     ========    ========

Fully Diluted Earnings per Share:
    Net earnings (loss)                       $  10.7     $ (43.0)     $  48.5     $(282.5)
    Add: After-tax interest and
        related expense amortiza-
        tion on 7% convertible
        subordinated debentures                   0.8         0.8          3.4         3.4
                                              --------    --------     --------    --------
    Net earnings (loss) adjusted              $  11.5     $ (42.2)     $  51.9     $(279.1)
                                              ========    ========     ========    ========

    Weighted average number of shares            19.9        19.7         19.8        19.6
    Common stock equivalents (stock options)      0.2         0.1          0.2         0.1
    Weighted average common
        shares assuming
        conversion of 7% convertible
        subordinated debentures                   3.4         3.4          3.4         3.4
                                              --------    --------     --------    --------
    Average shares outstanding                   23.5        23.2         23.4        23.1
                                              ========    ========     ========    ========
    Fully diluted earnings (loss) per share   $  0.49     $    **      $  2.22     $    **
                                              ========    ========     ========    ========

 * The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

 ** The computation of fully diluted earnings per share of common stock is antidilutive; therefore, the amount reported for primary and fully diluted earnings per share is the same.

                               -37-

                                                                     EXHIBIT 12


                  OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (In millions except ratios)

                                                         Twelve Months Ended September 30
                                             --------------------------------------------------------
                                               1994        1993        1992        1991        1990
                                             --------    --------    --------    --------    --------
Earnings:
  Earnings (loss) before provision for
        income taxes and cumulative effect
        of changes in accounting principles  $  53.4     $(159.9)    $  12.5     $(105.9)    $(123.0)

  Interest expense                              15.1        19.8        19.0        31.1        29.8
  Interest portion of rent expense               1.3         1.0         1.0         1.1         1.2
                                             --------    --------    --------    --------    --------
      Earnings                               $  69.8     $(139.1)    $  32.5     $ (73.7)    $ (92.0)
                                             ========    ========    ========    ========    ========
Fixed Charges:
  Interest expense                           $  15.1     $  19.8     $  19.0     $  31.1     $  29.8
  Interest portion of rent expense               1.3         1.0         1.0         1.1         1.2
                                             --------    --------    --------    --------    --------
      Fixed Charges                          $  16.4     $  20.8     $  20.0     $  32.2     $  31.0
                                             ========    ========    ========    ========    ========

Ratio of earnings to fixed charge                4.3                     1.6
                                             ========                ========


Excess of fixed charges over earnings                    $ 159.9                 $ 105.9     $ 123.0
                                                         ========               =========    ========

                               -38-

                                                         Exhibit 13

Statement of Consolidated Earnings
- ----------------------------------

Years ended September 30     (Dollars in millions except amounts per share)
                                      1994         1993         1992
                                   ---------    ---------    ---------
Net Sales                          $1,078.4     $1,034.6     $1,064.6
Cost of Goods Sold                    826.4        816.6        817.0
                                   ---------    ---------    ---------
   Gross earnings                     252.0        218.0        247.6
Selling, General and Administrative
   Expense                            206.0        226.1        216.6
Restructuring Charges                    --        144.8           --
                                   ---------    ---------    ---------
   Earnings (Loss) from operations     46.0       (152.9)        31.0
                                   ---------    ---------    ---------
Non-Operating Expense (Income):
   Interest expense                    15.1         19.8         19.0
   Special refund for
      environmental contingency        (1.5)       (12.5)          --
   Other, net                         (21.0)         (.3)         (.5)
                                   ---------    ---------    ---------
                                       (7.4)         7.0         18.5
                                   ---------    ---------    ---------

Earnings (Loss) before provision
   for income taxes, and
   cumulative effect of changes in
   accounting principles               53.4       (159.9)        12.5
Provision for Income Taxes              4.9          5.1         10.6
                                   ---------    ---------    ---------
Net earnings (loss) before
   cumulative effect of changes
   in accounting principles            48.5       (165.0)         1.9
Cumulative effect on prior years of
   changes in accounting principles:
      Income taxes                       --        (10.0)          --
      Postretirement benefits other
        than pensions                    --       (107.5)          --
                                   ---------    ---------    ---------
     Net earnings (loss)
          for the year             $   48.5     $ (282.5)    $    1.9
                                   =========    =========    =========
Net Earnings (Loss) Per Share of
 Common Stock:
   Primary;
     Before accounting changes       $  2.42    $   (8.42)    $    .10
     Cumulative effect of changes
       in accounting principles           --        (6.00)          --
                                     --------   ----------    ---------
         Primary                     $  2.42    $  (14.42)    $    .10
                                     ========   ==========    =========
         Fully diluted               $  2.22    $  (14.42)    $    .10
                                     ========   ==========    =========

The accompanying notes are an integral part of these statements.

Statement of Consolidated Financial Position
- --------------------------------------------

September 30                                 (Dollars in millions)
                                                1994       1993
Assets                                        --------   --------
   Current Assets:
   Cash and cash equivalents                  $  80.3    $ 104.4
   Receivables (less reserve for doubtful
     receivables of $13.9 in 1994 and
     $14.7 in 1993)                             150.5      136.3
   Inventories                                  163.7      154.1
   Deferred income tax benefits                  10.4        6.7
   Other current assets                          24.9       23.8
                                              --------   --------
         Total current assets                   429.8      425.3
Product Tooling, net                             48.3       36.2
Plant and Equipment, net                        217.1      210.3
Intangibles                                      32.1       33.3
Other Assets                                     89.8       86.7
                                              --------   --------
         Total assets                         $ 817.1    $ 791.8
                                              ========   ========
Liabilities and Shareholders' Investment
Current Liabilities:
   Accounts payable                           $ 102.9    $  76.6
   Accrued liabilities                          128.8      161.8
   Accrued income taxes                           1.7        2.8
   Current maturities and sinking fund
     requirements of long-term debt                .2       10.2
                                              --------   --------
      Total current liabilities                 233.6      251.4
Long-Term Debt                                  178.2      183.0
Postretirement Benefits Other than Pensions     102.3      106.1
Other Non-Current Liabilities                    94.0       90.4
                                              --------   --------
Shareholders' Investment:
   Common stock-- 90 million shares authorized
      at $.15 par value each                      3.0        3.0
   Capital in excess of par value of common
      stock                                     110.7      107.4
   Accumulated earnings employed in the
      business                                  106.3       65.7
   Cumulative translation adjustments            (6.6)     (10.8)
   Treasury stock at cost, .2 million shares     (4.4)      (4.4)
                                              --------   --------
       Total shareholders' investment           209.0      160.9
                                              --------   --------
         Total liabilities and shareholders'
             investment                       $ 817.1    $ 791.8
                                              ========   ========

The accompanying notes are an integral part of these statements.

Statement of Consolidated Cash Flows
- ------------------------------------

Years ended September 30                            (Dollars in millions)
                                                1994        1993         1992
                                              --------    --------     -------
Cash Flows from Operating Activities
Net earnings (loss)                           $  48.5     $(282.5)     $  1.9
Adjustments to reconcile net earnings (loss)
   to net cash provided by operations:
   Cumulative effect of changes in
      accounting principles                        --       117.5          --
   Non-current asset write downs                   --        78.2          --
   Depreciation and amortization                 44.0        55.6        60.7
   Changes in current accounts excluding
      the effects of acquisitions and
      noncash transactions:
      Decrease (increase) in receivables        (10.4)       10.8        11.6
      Decrease (increase) in inventories         (8.5)       18.6         8.4
      Decrease (increase) in other current
         assets                                 (12.2)       30.2         4.8
      Increase (decrease) in accounts payable,
         accrued liabilities and income taxes    (3.7)       36.0         7.4
      Increase (decrease) in deferred items        .2       (25.8)       (2.3)
      Other, net                                  (.6)        1.0        (1.5)
                                              --------     -------    --------
         Net cash provided by
          operating activities                   57.3        39.6        91.0
                                              --------     -------    --------
Cash Flows from Investing Activities
Acquisitions (excluding cash acquired)             --       (14.9)         --
Expenditures for plant and equipment,
  and tooling                                   (68.2)      (50.0)      (40.6)
Proceeds from sale of plant and equipment         6.8         3.8         4.8
Other, net                                       (1.6)        9.2          --
                                              --------     -------    --------
    Net cash used for investing
       activities                               (63.0)      (51.9)      (35.8)
                                              --------     -------    --------
Cash Flows from Financing Activities
Net (decrease) in short-term debt                  --          --       (47.0)
Proceeds from long-term debt issued                --          --        72.7
Payments of long-term debt, including
  current maturities                            (15.1)      (15.3)      (10.9)
Cash dividends paid                              (7.9)       (7.9)       (7.9)
Other, net                                        3.3        (1.5)         --
                                              --------     -------    --------
    Net cash provided by (used for)
       financing activities                     (19.7)       (24.7)        6.9
                                              --------     -------    --------
Exchange rate effect on cash                      1.3         (1.2)         .9
                                              --------     -------    --------
Net increase (decrease) in cash and
  cash equivalents                              (24.1)      (38.2)       63.0
Cash and cash equivalents at beginning of year  104.4       142.6        79.6
                                              --------    --------    --------
Cash and cash equivalents at end of year      $  80.3     $ 104.4     $ 142.6
                                              ========    ========    ========

Supplemental Cash Flow Disclosures
   Interest paid                               $  17.1    $  21.3     $  27.1
   Income taxes paid (refunded)                    7.4        9.1        (2.6)
                                              ========    ========    ========

The accompanying notes are an integral part of these statements.

Statement of Changes in Consolidated Shareholders' Investment
- -------------------------------------------------------------

Years ended September 30                   (In millions except amounts per share)

                                                  Capital                 Cumula-
                                                 in Excess   Accumulated   tive
                                Issued             of Par     Earnings    Trans-
                              Common Stock          Value of    Employed     lation
                            -----------------      Common      in the     Adjust-    Treasury
                            Shares     Amount      Stock     Business     ments       Stock
                            ------     ------    --------    --------    --------    -------
Balance--September 30, 1991   19.6*     $ 2.9     $ 105.3    $ 362.1      $ (2.6)     $(4.4)
Net earnings                    --         --          --        1.9          --         --
Dividends--$.40 per share       --         --          --       (7.9)         --         --
Shares issued under stock
  plans                         .1         .1          .6         --          --         --
Translation adjustments         --         --          --         --        (3.5)        --
                             -----      -----     -------    --------     -------     ------
Balance--September 30, 1992   19.7*     $ 3.0     $ 105.9    $ 356.1      $ (6.1)     $(4.4)
Net loss                        --         --          --     (282.5)         --         --
Dividends--$.40 per share       --         --          --       (7.9)         --         --
Shares issued under stock
  plans                         .3         --         1.5         --          --         --
Translation adjustments         --         --          --         --        (4.7)        --
                             -----      -----     -------    --------     -------     ------
Balance--September 30, 1993   20.0*     $ 3.0     $ 107.4    $  65.7      $(10.8)     $(4.4)
Net earnings                    --         --          --       48.5          --         --
Dividends--$.40 per share       --         --          --       (7.9)         --         --
Shares issued under stock
  plans                         .2         --         3.3         --          --         --
Translation adjustments         --         --          --         --         4.2         --
                             -----      -----    --------    --------     -------     ------
Balance--September 30, 1994   20.2*     $ 3.0     $ 110.7    $ 106.3      $ (6.6)     $(4.4)
                            ======      =====    ========    ========     =======     ======

* Includes .2 million shares of treasury stock.

The accompanying notes are an integral part of these statements.

                               -42-

Notes to Consolidated Financial Statements


Note 1 Accounting Policies

The major accounting policies followed by the company are
described in the accompanying notes:
                                                               Note
                                                               ----
     Basis of Consolidation                                      2
     Earnings Per Share of Common Stock                          2
     Equity Method                                               3
     Translation of Non-U.S. Subsidiary Financial Statements     5
     Cash and Cash Equivalents                                   6
     Inventories                                                 9
     Depreciation of Plant and Equipment                        10
     Maintenance and Repair                                     10
     Intangibles                                                11
     Stock Options                                              14
     Retirement Benefit and Incentive Compensation Programs     15
     Product Tooling                                            16
     Deferred Income Taxes                                      18

Note 2 Basis of Consolidation and Earnings Per Share of Common Stock

The accounts of all subsidiaries were included in the consolidated financial statements. Intercompany accounts, transactions and earnings have been eliminated in consolidation. At September 30, 1994, all companies which were significant subsidiaries were wholly owned. With respect to the joint venture, see note 3.

Primary earnings (loss) per share of common stock were computed based on the weighted average number of shares and common stock equivalents (stock options, if applicable) outstanding of 20.0 million, 19.6 million and 19.8 million for the years ended September 30, 1994, 1993 and 1992, respectively. The computation of fully diluted earnings (loss) per share of common stock assumed conversion of the 7 percent convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For the 1994 fully diluted earnings per share computation, shares were computed to be 23.4 million. For 1993 and 1992, the computations of fully diluted earnings (loss) per share were antidilutive; therefore, the amounts reported for primary and fully diluted earnings (loss) per share were the same.


Note 3 Joint Venture and Investments

In July 1993, the company and AB Volvo Penta and Volvo Penta of the Americas, Inc., formed a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems.

The joint venture is 60% owned by Volvo Penta of the Americas, Inc. (Volvo Penta), and 40% owned by the company. The jointly produced marine power systems are marketed by Volvo Penta to independent boat builders, worldwide, and are used in boats manufactured by subsidiaries of the company. The units carry the Volvo Penta or OMC brand names as appropriate.

The equity method of accounting is used for the joint venture. At September 30, 1994 and 1993, the company's investment, including current net accounts receivable was $18.8 million and $15.4 million, respectively. The joint venture is a manufacturing and after market joint venture. The company recognizes gross profit relating to certain parts sales and expenses for product development that are part of the joint venture. The company's share of the joint venture's earnings were $4.1 million and $.4 million in 1994 and 1993, respectively, which were included in other expenses (income) in the statement of consolidated earnings.

In May 1993, the company purchased, for $14.9 million, approximately a 6% equity interest in IJ Holdings, Inc., the ultimate parent company of boat manufacturer Genmar Industries, Inc. and affiliated companies. In 1994, through a series of related transactions, the company's interest in IJ Holdings, Inc., became an approximate 4% interest in Genmar Holdings, Inc. This investment is a long-term asset included with other assets at original cost. It is not practicable to estimate the fair value of the investment in Genmar Holdings, Inc.

Note 4 Restructuring Charges

During fiscal year 1993, the company recorded $144.8 million in res-tructuring charges designed to reduce costs, improve long-term profits and record assets at net realizable value. The restructuring included $69.0 million for closings and transfers of manufacturing and distribution operations including severance costs resulting from staff reduction programs. The restructuring also included a write-off of the remaining goodwill and intangibles of $75.8 million primarily related to the recreational boat group. The recreational boat group segment had not realized the improvements that the other boat segments had experienced. Therefore, in fiscal year 1993, these companies were restructured including the consolidation of manufacturing and engineering operations, a plant closing, the elimination of selected product lines and the reorganization of marketing functions. This write-off of intangibles recognized the fundamental change in the operating profit margins and growth characteristics of this segment of the company's business today as compared with the time of purchase.


Note 5 Translation of Non-U.S. Subsidiary Financial Statements

The financial statements of non-U.S. subsidiaries are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end exchange rates; sales and expenses at average exchange rates; shareholders' investment at historical exchange rates. Gains and losses from translating non-U.S. subsidiaries' financial statements are recorded directly in shareholders' investment. The statement of con-solidated earnings for 1994, 1993 and 1992 includes foreign exchange losses of $2.6 million, $3.6 million and $10.5 million, respectively, which resulted primarily from commercial transactions and forward exchange contracts.

In order to limit fluctuations in future foreign currency denominated receipts, the company entered into a number of currency hedging tran-sactions. As of September 30, 1994, the company had entered into foreign currency forward exchange contracts to receive $12.5 million in U.S. dollars in exchange for 17.0 million Canadian dollars. Con-tracts mature on dates through March 31, 1995. A $.2 million loss has been recorded based on quoted market prices for foreign exchange contracts at September 30, 1994.


Note 6 Cash and Cash Equivalents

For purposes of the statement of consolidated cash flows, marketable securities purchased with an original maturity of three months or less are considered cash equivalents. The carrying amount of these marketable securities approximates fair value because of the short maturity of these instruments.

The company's domestic banking system provides for the daily replenish-ment of major bank accounts for check clearing requirements. According-ly, outstanding checks of $26.4 million and $17.9 million that had not yet been paid by the banks on September 30, 1994, and 1993, respective-ly, were reflected in trade accounts payable in the statement of con-solidated financial position.

Note 7 Short-Term Borrowings and Compensating Balances

A summary of short-term borrowing activity follows:

                                        (Dollars in millions)
                                       1994      1993     1992
                                      ------    ------   -------
    Outstanding at September 30-
    Bank borrowing                    $  --     $  --    $   --
    Average interest rate                --        --        --

    Average for the year-
    Borrowing                         $ 7.6     $10.0    $ 27.1
    Interest rate                       6.4%      7.1%      9.5%
    Maximum month end borrowing       $40.0     $37.7     $45.2
                                      ======    ======    ======

The company has a revolving credit agreement which provides for loans of up to $175 million. The agreement expires not later than October 1, 1995. As set forth in note 8 to consolidated financial statements, the company is required to meet certain financial covenants throughout the year. A facility fee is payable under the revolving credit agreement.

The company's non-U.S. subsidiaries had additional noncommitted lines of credit of approximately $15.6 million on September 30, 1994. As of September 30, 1994, the company and non-U.S. subsidiaries together had unused lines of credit of $166.1 million (net of outstanding letters of credit of $24.5 million).

The carrying amount for short-term borrowings approximates fair value because of the short maturity of these instruments.


Note 8 Long-Term Debt

Long-term debt on September 30, 1994 and 1993, net of current maturities and sinking fund requirements included in current liabilities, consisted of the following:


                                                       (Dollars in millions)
                                                           1994     1993
                                                           -----    -----
    7% convertible subordinated debentures due 2002       $ 74.8   $ 74.8
    9-1/8% sinking fund debentures due through 2017         65.7     65.7
    Medium-term notes due 1998 through 2001 with rates
                ranging from 8.16% to 8.625%                24.1     28.8
    Industrial revenue bonds with rates ranging from
                6.0% to 12.22% and other debt               13.6     13.7
                                                          ------   ------
                                                          $178.2   $183.0
                                                          ======   ======

On September 30, 1994, the company held $33.8 million of its 9-1/8 percent sinking fund debentures, which will be used to meet sinking fund requirements of $5.0 million per year in the years
1998 through 2004. Amounts are recorded as a reduction of outstanding debt and are available to meet future sinking fund requirements.

The agreements covering the significant debt instruments contain, among other things, requirements for the maintenance of tangible net worth, interest coverage ratios, capitalization ratios and limits the redemption or retirement of shares of common stock. At September 30, 1994, the company was in compliance with these financial covenants.

The fair value of long-term debt of $181.1 million was based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.

Maturities and sinking fund requirements of long-term debt for each of the next five years are as follows:

            (Dollars in millions)
            ---------------------
    1995            $  .2
                    -----
    1996            $  .2
                    -----
    1997            $  .2
                    -----
    1998            $ 5.2
                    -----
    1999            $11.2
                    -----

The company has entered into several interest rate swap agreements as a means of managing its proportion of fixed to variable interest rate exposure and to lower the overall cost of borrowings. The agreements are with major financial institutions which are expected to fully perform under the terms, thereby mitigating the credit risk from the transactions. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates.

At September 30, 1994, the company had outstanding fixed to floating interest rate swap agreements having a total notional principle amount of $100 million expiring November 25, 1996. These agreements effectively swap a fixed interest rate (company receives) for a floating rate (company pays) based on the London Interbank Offered Rate (LIBOR), which is reset every six months in arrears.

The fair value of the interest rate swap agreements at September 30, 1994, is an estimated termination liability of $5.0 million. This potential expense has not yet been reflected in net earnings as it represents the hedging of long-term activities to be amortized in future reporting periods. The fair value is the estimated amount the company would have paid to terminate the swap agreements at September 30, 1994.


Note 9 Inventories

The company's domestic inventory is carried at the lower of cost or market using principally the last-in, first-out (LIFO) cost method. All other inventory (28% in 1994 and 1993) is carried at the lower of first-in, first-out (FIFO) cost or market.

During 1993, the liquidation of LIFO inventory quantities acquired at lower costs prevailing in prior years as compared with the costs of 1993 purchases, increased earnings before tax by $5.7 million. There were no material liquidations of LIFO inventory quantities in 1994.

The various components of inventory were as follows:

                                    (Dollars in millions)
    September 30                        1994       1993
    -----------------------------     -------    -------
    Finished product                  $ 65.8     $ 75.1
    Raw material, work in process
         and service parts             131.5      114.3
                                      -------    -------
      Inventory at current cost
         which is less than
         market                        197.3      189.4
    Excess of current cost over
         LIFO cost                      33.6       35.3
                                      -------    -------
             Net inventory            $163.7     $154.1
                                      =======    =======


Note 10 Plant and Equipment

Plant and equipment components were as follows:

                               (Dollars in millions)
    September 30                  1994       1993
    ------------------------     -------   -------
    Land and improvements        $ 21.7    $ 21.6
    Buildings                     144.2     147.5
    Machinery and equipment       341.9     363.9
    Construction in progress       27.8       9.9
                                 -------   -------
                                  535.6     542.9
    Accumulated depreciation      318.5     332.6
                                 -------   -------
    Plant and equipment, net     $217.1    $210.3
                                 =======   =======

Plant and equipment are recorded at cost and depreciated substantially on a straight-line basis over their estimated useful lives as follows: buildings, 10 to 40 years; machinery and equipment, 4 to 12 1/2 years. Depreciation is not provided on construction in progress until the related assets are placed into service.

Depreciation of plant and equipment was $28.4 million, $31.1 million and $32.7 million for the years ended September 30, 1994, 1993 and 1992, respectively.

When plant and equipment is retired or sold, its costs and related accumulated depreciation is written off and the resulting gain or loss is included in net earnings.

Maintenance and repair costs are charged directly to earnings as incurred. Major rebuilding costs that substantially extend the useful life of an asset are capitalized and depreciated.

Note 11 Intangibles

The statement of consolidated financial position included net amounts for intangibles, including goodwill, of $32.1 million on September 30, 1994, as compared with net intangibles of $33.3 million on September 30, 1993. Goodwill is amortized over 40 years.


Amortization of intangibles for 1994, 1993 and 1992, was $1.3 million, $5.6 million and $6.4 million, respectively. A write-off of intangibles of $75.8 million was included in restructuring charges in 1993.


Note 12 Accrued Liabilities

Accrued liabilities were as follows:
                                        (Dollars in millions)
    September 30                            1994      1993
    ---------------------------------     -------   -------
    Compensation and pension programs     $ 22.6    $ 16.5
    Postretirement medical (current)         8.2       6.2
    Warranty                                20.8      22.7
    Marketing program                       19.0      21.6
    Restructuring                           20.0      50.9
    Other                                   38.2      43.9
                                          -------   -------
    Accrued liabilities                   $128.8    $161.8
                                          =======   =======


Note 13 Preferred Stock and Stockholder Rights Plan

The company has 3,000,000 shares of $10 par value preferred stock authorized. None has been issued. The board of directors has the authority to establish certain rights, preferences and limitations of the preferred stock prior to its issuance.

On June 12, 1986, the company adopted a stockholder rights plan.
All shareholders of record today have one right per share of the company common stock held. The rights will expire on June 23, 1996.

Each right will entitle its holder to buy 1/100 of a newly-issued share of company preferred stock at an exercise price of $95. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the company's common stock or commences a tender or exchange offer that would, if successful, result in such person or group owning beneficially 15% or more of the company's common stock.

If a 15%-or-more shareholder ("15% holder") engages in certain transactions in which the company survives, each right not owned by the 15% holder or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the company common stock having a value of twice the right's then current exercise price. In addition, if after any person has become a 15% holder, the company is involved in certain transactions with another person, after which the company ceases to exist, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's then current exercise price.

The company will generally be entitled to redeem the rights at $.05 per right at any time until 20 days (subject to extension) following a public announcement that a 15% position has been acquired.

Under the stockholder rights plan, there have been reserved for issuance 900,000 shares of the companys' preferred stock.


Note 14 Common Stock

Under the provisions of the 1987 Stock Option and Performance
Unit Plan, as amended, 800,000 shares of common stock were reserved for options and stock appreciation rights granted or to be granted to executive employees at not less than 85% of the fair market value at the date of grant. Incentive stock options are exercisable not later than ten years after the date of grant. Non-incentive stock options and stock appreciation rights are exercisable not later than eleven years after the date of grant. Certain non-incentive stock options are accompanied by in-tandem limited stock appreciation rights exercisable only upon a change in control. The plan also reserved 1,200,000 shares for the award of performance units. The 1987 plan terminated in January 1990.

Under the provisions of the OMC Executive Equity Incentive
Plan which was adopted in 1989, 1,200,000 shares of common stock were reserved for non-incentive and incentive stock options and stock appreciation rights granted, or to be granted to executive employees at not less than 85% of the fair market value at the date of grant. Non-incentive stock options and stock appreciation rights are exercisable not later than fifteen years after the date of grant. The plan also reserved 250,000 shares of common stock for issuance as restricted stock. On November 7, 1990, under the provisions of the company's 1982 and 1987 Stock Option and Performance Unit Plans and the OMC Executive Equity Incentive Plan, the stock option committee of the board of directors determined to cancel, with respect to each optionee currently employed by the company and subject to obtaining such optionees' consent, all currently outstanding stock options held by such optionees and grant new options at an exercise price of $10.00 on a one for two basis. There were 1,150,146 outstanding stock options held by then current employees. Under agreements executed by such optionees, 1,098,611 options were cancelled, and 325,100 options were issued to begin vesting on May 7, 1992 and 471,200 options were issued to begin vesting on November 7, 1991. All new options have a ten-year-and-one-day term which began on November 7, 1990.

Under the provisions of the OMC Executive Equity Incentive Plan, 126,100 shares of restricted stock were granted on September 8, 1993. The market value of these shares of $2.3 million is recorded as part of capital in excess of par value of common stock and amortized over the five-year period during which the transfer of stock is restricted.

Under the provisions of the 1987 Stock and Performance Unit
Plan and the OMC Executive Equity Incentive Plan, the board of directors extended from two years to five years the period in which stock options can be exercisable after optionees' retirement. This change resulted in $.2 million and $1.7 million of expense in 1994 and 1993, respectively.

In 1992, the company issued $74.75 million principal amount of 7% subordinated convertible debentures. The debentures are convertible into 3,359,550 shares of common stock which have been reserved.

Under the provisions of the 1994 OMC Long-Term Incentive Plan, 1,000,000 shares of common stock were reserved for non-incentive stock options and stock appreciation rights granted or to be granted to executive employees at not less than 100% of the fair market value at the date of grant and for restricted stock, performance shares or units and limited stock appreciation rights. Non-incentive stock options and stock appreciation rights are exercisable not later than 15 years after the date of grant.

A summary of option data follows:

                                            Number of       Option Exercise
                                          Option Shares     Price Per Share
                                          -------------     -----------------
    Options outstanding and unexercised
               at September 30, 1992         863,603        $ 10.00- $ 31.25

    Options activity for the fiscal
               year ended September 30, 1993

           Options granted                   273,100        $ 19.375
           Options exercised                (153,860)       $ 10.00- $ 21.375
           Options cancelled                 (58,543)       $ 10.00- $ 31.25
                                          -----------
    Options outstanding and unexercised
               at September 30, 1993         924,300        $ 10.00- $ 23.00

    Options activity for the fiscal
               year ended September 30, 1994

           Options granted                   457,000        $ 18.50- $ 24.625
           Options exercised                (181,855)       $ 10.00- $ 21.375
           Options cancelled                 (87,225)       $ 10.00- $ 21.375
                                          -----------
    Options outstanding and unexercised
               at September 30, 1994       1,112,220        $ 10.00- $ 24.625
                                          ===========       =================

Note 15 Retirement Benefit and Incentive Compensation Programs

The company and its subsidiaries have retirement benefit plans covering a majority of employees. Worldwide pension calculations resulted in income of $ .3 million, $1.4 million, and $3.8 million in 1994, 1993, and 1992, respectively.

The following schedule of pension income (expense) presents amounts relating to the company's material pension plans (United
States and Canadian plans):

                                            (Dollars in millions)
    Years ended September 30             1994       1993       1992
    ----------------------------------  -------    -------    -------
    Benefits earned during the period $ (6.2) $ (5.8) $ (5.2) Interest cost on projected benefit
      obligation                         (23.3)     (22.7)     (22.0)
    Actual return on assets               (2.6)      43.2       26.4
    Net amortization and deferral         34.0      (12.1)       4.8
                                        -------    -------    -------
          Net periodic pension income   $  1.9     $  2.6      $ 4.0
                                        =======    =======    =======

Actuarial assumptions used for the company's principal defined benefit plans:

    September 30                              1994      1993      1992
    ---------------------------------------  ------    ------    ------
    Discount rates                           8-1/4%    7-1/4%    8-1/4%
    Rate of increase in compensation levels
          (salaried employee plans)              5%        5%        5%
    Expected long-term rate of return on
       assets                                9-1/2%    9-1/2%    9-1/2%

The funded status and pension liability were as follows:

                                            (Dollars in millions)
                                      Plans Whose           Plans Whose
                                     Assets Exceed          Accumulated
                                 Accumulated Benefits         Benefits
                                                           Exceed Assets

    September 30                     1994       1993       1994      1993
    --------------------------    --------   --------    -------   -------
    Actuarial present value
      of benefit obligation:
      Vested                      $ 245.2    $ 256.2     $  9.5    $  8.9
      Nonvested                      26.1       33.2         .8       1.2
                                  --------   --------    -------   -------
      Accumulated benefit
        obligation                  271.3      289.4       10.3      10.1
    Effect of projected future
      compensation increases         20.5       23.6         .8       1.3

                                  --------   --------    -------   -------
    Projected benefit
      obligation                    291.8      313.0       11.1      11.4
    Plan assets at fair market
      value                         317.2      343.5         --        --
                                  --------   --------     ------   -------
    Plan assets (more than) less
      than projected benefit
      obligation                    (25.4)     (30.5)      11.1      11.4
    Unrecognized net loss           (29.7)     (26.2)      (1.4)     (1.7)
    Prior service cost not yet
      recognized in net
      periodic pension expense      (10.7)      (9.1)       (.4)     (1.1)
    Remaining unrecognized net
      asset (obligation)
      arising from the initial
      application of SFAS No. 87     24.6       28.2        (.9)     (1.2)
    Adjustment required to
      recognize minimum liability      --         --        1.9       2.7
                                  --------   --------    -------   -------
      Pension liability (asset)
         recognized in the
         Statement of Consolidated
         Financial Position       $ (41.2)   $ (37.6)    $ 10.3    $ 10.1
                                  ========   ========    =======   =======

One of the company's major defined benefit plans provides that upon a change in control of the company and upon certain other actions by the acquiror, all participants of this plan would become vested in any excess of plan assets over total accumulated benefit obligations.

Effective October 1, 1992, the company adopted Statement of Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106).
The statement requires the cost of such benefits to be recognized in the financial statements during the period employees provide service to the company, rather than the company's past practice of recognizing these costs as claims were incurred. The cumulative effect of this change in accounting principle of $107.5 million, ($5.49) per share, was recorded as of October 1, 1992. See note
18 of notes to the consolidated financial statements concerning deferred income taxes on this accounting change. Although the adoption of SFAS No. 106 unfavorably impacts net earnings, adoption does not impact the company's cash flow since the company plans to continue paying these costs when incurred. In addition to the cumulative effect, adopting the new standard increased the company's postretirement healthcare and life insurance costs by approximately $3.6 million (before tax) for fiscal year 1993.

The company provides certain healthcare and life insurance benefits for eligible retired employees, primarily employees of the Milwaukee, Wisconsin; Waukegan, Illinois; and former Galesburg, Illinois plants as well as the Corporate office. Employees at these locations become eligible if they have fulfilled specific age and service requirements. These benefits are subject to deductible, co-payment provisions and other limitations, which are amended periodically. The company reserves the right to make additional changes or terminate these benefits in the future.

Effective January 1, 1994, the company introduced a cap tied to the Consumer Price Index for the employer-paid portion of medical costs beginning in 1998 for non-union active employees. This plan change was reflected in the accumulated postretirement benefit obligation in fiscal 1993.

The net cost of providing postretirement healthcare and life insurance benefits included the following components:

                                        (Dollars in millions)
    Years ended September 30               1994       1993
    --------------------------------      ------    -------
    Service cost-benefits attributed
        to service during the period      $ 1.3     $  2.0
    Interest cost on accumulated
        postretirement benefit
        obligation                          7.0        8.3
    Net amortization and deferral          (1.8)       (.2)
                                          ------    -------
    Net periodic postretirement
        benefit cost                      $ 6.5     $ 10.1
                                          ======    =======

The amounts recognized in the company's statement of consolidated financial position included:

                                  (Dollars in millions)
    September 30                     1994       1993
    ---------------------------    -------    -------
    Accumulated postretirement
        benefit  obligation:
    Retirees                       $ 70.6     $ 74.1
    Fully eligible active plan
        participants                  7.6       10.1
    Other active plan
        participants                 23.3       22.1
    Prior service credit             14.2       16.0
    Unrecognized net loss            (6.9)     (10.0)
                                   -------    -------
    Net obligation                 $108.8     $112.3
                                   =======    =======

The accumulated postretirement benefit obligation was determined using an 8.25% and 7.25% weighted average discount rate at September 30, 1994 and 1993, respectively. The healthcare cost trend rate was assumed to be 11% in fiscal year 1994, gradually declining to 7% over four years and remaining constant thereafter. In fiscal year 1993, the healthcare cost trend rate was assumed to be 12%, gradually declining to 7% over five years and remaining constant thereafter. A one percentage point increase of annual trend rate would increase the accumulated post retirement benefit obligation at October 1, 1993 by approximately $8.2 million and the net periodic cost by $.9 million for the year.

Under the OMC Executive Bonus Plan, the compensation committee of the board of directors, which administers the plan and whose members are not participants in the plan, has authority to determine the extent to which the company meets, for any fiscal year, the performance targets for that fiscal year which are set by the committee no later than the third month of the fiscal year. In fiscal years 1994 and 1992, $3.9 million and $5.1 million, respectively, was charged to earnings under this plan. In 1993, no incentive compensation was paid or provided under this plan.

The 1987 Stock Option and Performance Unit Plan and the OMC Executive Equity Incentive Plan authorize the awarding of performance units, each with a value equal to the value of a share of common stock at the time of award. Performance units will be earned and paid in cash or shares, or both, based upon the judgment of the committee whose members are not participants in the plans, as to the achievement of various goals over multi-year award cycles. In 1994, 1993 and 1992, respectively, $1.4 million, $.6 million and $(.5) million were charged (credited) to earnings for the estimated cost of performance units earned under the 1987 Stock Option and Performance Unit Plans and the OMC Executive Equity Incentive Plan.

Note 16 Supplementary Consolidated Earnings Information

The statement of consolidated earnings included the following items of expense:
                                        (Dollars in millions)
    Years ended September 30            1994      1993      1992
    -----------------------------     -------   -------   -------
    Product tooling cost              $ 13.6    $ 17.8    $ 19.7
    Research and development cost       36.5      36.0      36.1
    Maintenance and repairs             28.0      27.0      29.1
    Advertising                         29.3      28.3      25.0


Product tooling costs are amortized over a period not exceeding five years, beginning the first year the related product is sold.

Note 17 Other Expense (Income), Net

Other non-operating expense (income) in the Statement of Consolidated Earnings consisted of the following items:


                                        (Dollars in millions)
    Years ended September 30           1994      1993      1992
    -----------------------------    -------   -------   -------
    Expense (Income)--
      Interest earned                $ (3.6)   $ (3.6)   $ (5.4)
      Foreign exchange losses           2.6       3.6      10.5
      (Gain) loss on disposition
         of plant and equipment         (.6)      1.0      (1.5)
      Transfer of Hong Kong
         land rights                  (10.5)       --        --
      Joint venture earnings           (4.1)      (.4)       --
      Miscellaneous, net               (4.8)      (.9)     (4.1)
                                     -------   -------   -------
                                     $(21.0)   $  (.3)   $  (.5)
                                     =======   =======   =======

Note 18 Income Taxes

The company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), beginning with its fiscal year ended September 30, 1993. The adoption of SFAS No. 109 changed the company's method of accounting for income taxes to a liability method from the previous deferred method. The liability method requires that deferred assets and liabilities be recognized for the expected future tax effects of the temporary differences between the tax and book bases of the assets and liabilities. The cumulative effect of this change in accounting principle decreased net income by $10 million ($.51 per share) in fiscal year 1993.

The provision (credit) for income taxes consisted of the following components:

                                                     (Dollars in millions)
    Years ended September 30                         1994     1993      1992
    ---------------------------------------------  -------   ------   -------
    Provision (credit) for current income taxes -
    Federal                                        $ 12.5    $ 1.1    $  (.2)
    State                                             2.4      1.2       1.3
    Non-U.S.                                          5.7      2.8       4.5
                                                   -------   ------   -------
                    Total current                    20.6      5.1       5.6
    Reversal of valuation allowance                 (15.7)      --        --
    Provision for deferred income taxes                --       --       5.0
                                                   -------   ------   -------
                    Total provision                $  4.9    $ 5.1    $ 10.6
                                                   =======   ======   =======

The significant short-term and long-term deferred tax assets and liabilities after having given effect to SFAS No. 109 were as follows:

                                           (Dollars in millions)
    September 30                              1994       1993
    -----------------------------------    --------   --------
    Deferred tax assets
        Litigation and claims              $  14.6    $  16.5
        Product warranty                       9.0        9.4
        Marketing programs                     7.7        8.3
        Postretirement medical benefits       43.1       43.8
        Restructuring                         12.9       38.8
        Loss carryforwards                    39.7       25.6
        Other                                 38.2       33.3
        Valuation allowance                 (113.9)    (130.0)
                                           --------   --------
           Total deferred tax assets       $  51.3    $  45.7
                                           ========   ========

    Deferred tax liabilities
        Depreciation and amortization      $ (14.0)     (19.1)
        Employee benefits                    (10.5)      (9.9)
        Other                                (13.5)      (8.8)
                                           --------   --------
           Total deferred tax liabilities    (38.0)     (37.8)
                                           --------   --------
               Net deferred tax assets     $  13.3    $   7.9
                                           ========   ========

The company believes the recorded net deferred assets of $13.3 million, of which $2.9 million is reflected as a long-term asset, will be realized either through the allowed carryback of certain deferred assets or through the reduction of future taxable income. The change in the valuation allowance from 1993 to 1994 is primarily due to deductible deferred tax assets which reduced income tax expense for the current year. As required by SFAS No. 109, a valuation allowance of $113.9 million has been recorded at September 30, 1994, to reduce the deferred tax assets to their current net realizable value. Of this valuation allowance, $39.7 million relates to deferred tax assets established for foreign, federal, and state loss carryforwards.

As of September 30, 1994, certain non-U.S. subsidiaries of the company had net operating loss carryforwards for income tax purposes of $47.0 million. Of this amount, $13.7 million will expire by 1999, with the remaining balance being unlimited. In addition, the company has $50.8 million of federal net operating loss carryforward expiring in 2009 as well as $88.1 million of state net operating loss carryforwards expiring between 1995 and 2009. No benefit for these carryforwards has been recognized in the financial statements.

Future profitability will allow the company to realize the tax benefit of the deferred tax assets that cannot be recognized currently.

The provision (credit) for deferred income taxes reflects the following timing differences:

                                              (Dollars in millions)
    Year ended September 30                           1992
    ---------------------------------------          ------
    Environmental contingency accrual                $  .8
    Difference between book/tax
      depreciation and tooling amortization            (.4)
    Non-deductible reserves and
      non-current asset write-downs                    3.1
    Other-U.S.                                         1.5
                                                     ------
      Provision for deferred income taxes            $ 5.0
                                                     ======

The following summarizes the major differences between the actual provision for income taxes on earnings (loss) and the provision
(credit) based on the statutory United States Federal income tax rate:

                                           % to pretax earnings
    Years ended September 30               1994     1993     1992
    ----------------------------------   -------  -------  -------
    At statutory rate                     35.0%   (34.7)%   34.0%
    State income taxes, net of
      Federal Tax deduction                3.0       .5      6.9
    Tax effect of non-U.S.
      subsidiary earnings (loss) taxed
      at other than the U.S. rate         (6.2)      .5       .7
    Tax benefit not provided on
      foreign operating losses              --      1.7     32.1
    Tax effect of goodwill
      amortization and write-offs          5.4      7.1     14.1
    U.S. tax benefit not realized           --     27.7       --
    Reversal of valuation allowance      (29.2)      --       --
    Federal benefit of prior years
      state income taxes paid               .6      (.1)    (4.6)

    Other                                   .6       .5      1.6
                                         -------  -------  -------
    Actual provision                       9.2%     N.M.    84.8%
                                         =======  =======  =======

Domestic and non-U.S. earnings before provision (credit) for income taxes consisted of the following:

                                             (Dollars in millions)
    Years ended September 30               1994       1993      1992
    ----------------------------------   -------   ---------   -------
    Earnings (Loss) before provision
      for income taxes
      and accounting changes
    United States                        $ 33.2    $ (119.1)   $ (7.0)
    Non-U.S.                               20.2       (40.8)     19.5
                                         -------   ---------   -------
                    Total                $ 53.4    $ (159.9)   $ 12.5
                                         =======   =========   =======

Due to the integrated nature of the company's operations, any attempt to interpret the above pretax earnings (loss) as resulting from stand-alone operations could be misleading.

No U.S. deferred taxes have been provided on $45.4 million of undistributed non-U.S. subsidiary earnings. The company has no plans to repatriate these earnings and, as such, they are considered to be permanently invested. While no detailed calculations have been made of the potential U.S. income tax liability should such repatriation occur, the company believes that it would not be material in relation to the company's consolidated financial position.

In September 1994, the Internal Revenue Service completed its determination of the company's liability for interest on federal taxes for the fiscal years 1971 through 1984 currently under the jurisdiction of the United States Tax Court. As a result of this final determination, previously recorded interest expense of $5.3 million (before applicable income taxes) was reversed. The tax amounts for the Tax Court years 1971 to 1984 were previously finalized.

Note 19 Business Segments

The company, which operates in a single business segment, is a manufacturer of boats, marine engines and related products. The company markets its products primarily through dealers in the United States, Europe and Canada and through distributors in the rest of the world.

Information by geographic area follows:

                                          (Dollars in millions)
    Years ended September 30         1994         1993         1992
    --------------------------   ----------    ----------    ---------
    Net sales:
       United States             $   805.5     $   753.4    $   735.2
       Europe                         86.7         108.2        154.4
       Other                         186.2         173.0        175.0
                                 ----------    ----------   ----------
         Total                   $ 1,078.4     $ 1,034.6    $ 1,064.6
                                 ==========    ==========   ==========
    Sales between geographic
      areas--from:
        United States            $   145.5     $   133.4    $   146.6
        Europe                        18.2          17.3         19.2
        Other                         47.6          40.5         38.4
                                 ----------    ----------   ----------
          Total                  $   211.3     $   191.2    $   204.2
                                 ==========    ==========   ==========

    Total revenue:
        United States            $   951.0     $   886.8    $   881.8
        Europe                       104.9         125.5        173.6
        Other                        233.8         213.5        213.4
        Eliminations                (211.3)       (191.2)      (204.2)
                                 ----------    ----------   ----------
          Total                  $ 1,078.4     $ 1,034.6    $ 1,064.6
                                 ==========    ==========   ==========
    Earnings (Loss)
      from operations
        United States            $    56.0     $   (92.2)   $    20.9
        Europe                        (6.3)        (43.6)        18.7
        Other                         22.9          11.8         20.8
        Corporate expenses           (26.6)        (28.9)       (29.4)
                                 ----------    ----------   ----------
         Total                   $    46.0     $  (152.9)   $    31.0
                                 ==========    ==========   ==========

    Total assets at September 30:
        United States            $   547.8     $   537.6    $   638.4
        Europe                        76.4          68.5        127.0
        Other                        135.6         105.4        111.7
        Corporate assets              57.3          80.3        120.0
                                 ----------    ----------   ----------
          Total                  $   817.1     $   791.8    $   997.1
                                 ==========    ==========   ==========


Sales between geographic areas reflect the basis used by the company to price intercompany sales. Corporate assets consist of cash, securities and property. Due to the integrated nature of the company's operations, any attempt to interpret the above geographic area data as resulting from unique or stand-alone types of operations could be misleading.

Note 20 Quarterly Information (Unaudited)

A summary of pertinent quarterly data for the 1994 and 1993 fiscal years follows:

                              (Dollars in millions except amounts per share)
    Quarter ended              Dec. 31     March 31     June 30     Sept.30
    ------------------------   --------    --------    --------    --------
    Fiscal 1994-
      Net sales                $ 190.8     $ 263.5     $ 318.8     $ 305.3
      Gross earnings              36.4        64.6        85.0        66.0
      Net earnings (loss)         (9.3)       19.1        28.0        10.7
                               ========    ========    ========    ========

      Net earnings (loss) per share:
         Primary               $  (.47)    $   .95     $  1.40     $   .53
                               ========    ========    ========    ========
         Fully diluted         $  (.47)    $   .85     $  1.23     $   .49
                               ========    ========    ========    ========


    Fiscal 1993-
      Net sales                $ 178.3     $ 274.5     $ 295.4     $ 286.4
      Gross earnings              19.8        60.5        65.8        71.9
      Net earnings (loss)
        before accounting
        changes                  (18.9)        1.0      (104.1)      (43.0)
      Accounting changes        (117.5)         --          --          --
                               --------    --------    --------    --------
       Net earnings (loss)     $(136.4)    $   1.0     $(104.1)    $ (43.0)
                               ========    ========    ========    ========

      Net earnings (loss) per share:
         Primary
           Before accounting
             changes           $  (.97)    $   .05     $ (5.31)    $ (2.19)
           Accounting changes    (6.02)         --          --          --
                               --------    --------     -------     -------
         Net primary           $ (6.99)    $   .05     $ (5.31)    $ (2.19)
                               ========    ========    ========    ========
         Fully diluted         $ (6.99)    $   .05     $ (5.31)    $ (2.19)
                               ========    ========    ========    ========

The 1993 quarterly financial results have been restated to reflect the adoption of SFAS No. 106, and SFAS No. 109, which were adopted effective October 1, 1992.

Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year.

Due to the seasonal nature of the company's business, it is not appropriate to compare the results of operations of different fiscal quarters.

The price range at which the company's common stock traded on the New York Stock Exchange and the dividends paid per share during the last eight fiscal quarters were as follows:

                             Market Price     Dividend
    Quarter ended           High      Low        Paid
    ------------------      -----   -------    -------
    September 30, 1994    $ 25.25   $ 19.00     $ .10
    June 30, 1994           23.38     17.50       .10
    March 31, 1994          25.88     19.00       .10
    December 31, 1993       22.75     17.38       .10
    September 30, 1993      19.88     16.00       .10
    June 30, 1993           20.38     15.25       .10
    March 31, 1993          25.25     17.75       .10
    December 31, 1992       23.88     15.13       .10


Note 21 Commitments and Contingent Liabilities

As a normal business practice, certain subsidiaries have made arrangements by which qualified retail dealers may obtain inventory financing. Under these arrangements, the company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the company's annual repurchase obligation. The maximum potential repurchase commitment on September 30, 1994, was approximately $43 million. The company resells any repurchased products. Losses incurred under this program have not been material. The company accrues for losses that are anticipated in connection with expected repurchases.

Minimum commitments under operating leases having initial or remaining terms greater than one year are $6.7 million, $5.4 million, $3.9 million, $3.3 million, $1.6 million and $.9 million for the years ending September 30, 1995, 1996, 1997, 1998, 1999 and after 2000, respectively.

The company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the results of operations of the company.

Under the requirements of Superfund and certain other laws, the company is potentially liable for the cost of clean-up at various contaminated sites identified by the USEPA and other agencies. The company has been notified that it is a named PRP for study and clean-up costs at a number of sites including the Fisher-Calo site in Kingsbury, Indiana and a formerly permitted facility in Greer, South Carolina, which the company no longer believe to be material, as well as the sites discussed in more detail below. In some cases there are several named PRPs and in others there are hundreds. The company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site and/or the amount of time the site was owned or operated. However, under Superfund, and certain other laws, as a PRP the company can be held jointly and severally liable for all environmental costs associated with the site. Except as described below the company is currently not in possession of sufficient information to confirm the existence of liability or make any judgment as to the amount thereof.

The company is also engaged in the following legal proceedings:

  A. The company has substantially completed PCB remediation of the biota and sediment of certain waterways adjacent to the company's Waukegan, Illinois lakefront facility and in the groundwater underlying and adjacent to and on certain land of that facility as agreed to with the USEPA and the Illinois Environmental Protection Agency ("IEPA") under a 1989 Consent Decree. The total cost for the remediation was approximately
  $24 million, which was charged against prior years earnings and has been fully reserved or funded through a trust established to accomplish the remediation. To date the company has recovered approximately $14 million through settlements with insurance companies as partial reimbursement for costs of defense and remediation. The company is currently pursuing litigation against several additional insurance companies.

  B. In 1988 and 1989 the company received from the USEPA notices of potential liability and information requests regarding alleged releases of hazardous substances at the Cadillac
  Industrial Park in Cadillac, Michigan. The company complied with the information requests. In 1990 the USEPA issued a unilateral administrative order requiring the company and eight other potentially responsible parties to prepare a remedial design for the site. The company complied with this request. In 1993 the United States Department of Justice notified the company that it intended to file suit on account of the company's failure to submit a good faith offer with regard to the remedial design and submitted a pre-filing settlement demand to the company. In 1994 the company received a request from the USEPA to submit a good faith offer to implement the remedial action at the Cadillac Industrial Park. The company has submitted a response to the USEPA including the company's offer to implement remedial measures.

  In 1991 the company was one of seven defendants named by the Michigan Department of Natural Resources (MDNR) in a lawsuit involving the same site. The lawsuit seeks to recover past and future costs expended by the state in the investigation and clean up of groundwater contamination at the site. In 1992 the MDNR amended its complaint seeking to compel all potentially responsible parties to remediate the site. All PRPs, except the company, have settled with the MDNR.

  C. In 1989 thirty-nine PRPs, including the company, were served with a notice pursuant to section 4(q) of the Illinois Environmental Protection Act with respect to alleged contamination of a stream-bed and lake located in Galesburg, Illinois. The company has cooperated with the State of Illinois in response to the notice. In 1994 the company received a request to contribute to the stream-bed investigation. The company has complied with that request.

  D. In 1989 and 1990 the company received notices of potential liability and information requests from the USEPA regarding alleged hazardous waste contamination of the Yeoman Creek Landfill/Edwards Field site in Waukegan, Illinois. In 1991 the company and four other parties agreed to an administrative order issued by the USEPA to perform a remedial investigation and feasibility study at the site and a work plan was subsequently approved by the USEPA and the Illinois EPA. The parties are implementing the approved work plan. The company and other participating PRPs have filed a cost recovery action against non-participating PRPs. That suit is pending.

  E. In 1990 the company received from the USEPA a notice of potential liability and information request regarding a possible contamination of certain land located in Waukegan, Illinois currently owned by the company on which two former owners conducted coking operations. The company complied with the information request. One of the former owners and operators of the coke plant is performing the remedial investigation and feasibility study at this site.

The company regularly conducts environmental reviews of its properties around the world utilizing internal and external resources as appropriate. As a general rule, the company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the company does accrue for environmental close down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. The company has accrued approximately
$13 million for costs related to remediation at continuing and closed down operations as well as the proceedings discussed above. The possible recovery of additional insurance proceeds has not been considered in estimating contingent environmental liabilities.

While the results of the proceedings discussed above cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of such proceedings, after giving consideration to the amounts accrued, should not have a material effect on the company's financial position.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations 1994
- --------------------------
Earnings before tax were $53.4 million in 1994 and were benefitted from $17.3 million of non-operating income including $10.5 million from a transfer of land rights in Hong Kong, $5.3 million from a tax interest adjustment on past tax liabilities and a $1.5 million special refund for environmental expense. Excluding these benefits, earnings before tax were $36.1 million in 1994. A loss before tax of $159.9 million was incurred in 1993 prior to the cumulative effect of changes in accounting principles. This loss included charges of $144.8 million for restructuring and a $12.5 million benefit for a special refund for environmental expense. Excluding the restructuring and the special refund, the 1993 loss before provision for income taxes and cumulative effect of changes in accounting principles was $27.6 million. After adjustments for benefits and charges for both years, earnings before tax have improved to $36.1 million in 1994 from a loss of $27.6 million in 1993 or an improvement of $63.7 million.

Sales were $1,078.4 million in 1994 compared to $1,034.6 million in 1993 which resulted in a $43.8 million or 4.2 percent increase in sales. Sales in the United States were $805.5 million in 1994 and $753.4 million in 1993 resulting in a $52.1 million or 6.9 percent improvement. U.S. boat sales increases more than offset a small decline in U.S. marine power sales which was due primarily to the termination of the Tracker Marine contract and to production issues that constrained sales of outboard engines. International sales were $272.9 million in 1994 and $281.2 million in 1993, a decline of $8.3 million or 3.0 percent. Canadian and European operations had sales declines primarily as a result of the company's decision announced in 1993 to terminate its lawn care products distribution business in Canada and to shift European sales of U.S. built boats to the U.S. recreational boat group rather than as a part of the European sales organization. Double digit sales gains were achieved in our Asian, Australian and Latin American operations. The company believes that its market share increased in these markets.

Gross earnings improved $34 million to $252 million in 1994 compared to $218 million in 1993 resulting in a margin improvement of 2.4 percent. This was due to an improvement in core efficiency and profitability resulting from restructuring.

Selling, general and administrative expenses decreased $20.1 million to $206 million in 1994 from $226.1 million in 1993. The majority of the decrease can be attributed to planned cost reductions. Also the decrease was due to an $8.8 million reduction of bad debt provisions mostly from write-offs in European operations in 1993, primarily in France.

Earnings from operations, excluding restructuring charges in 1993, improved $54.1 million to $46.0 million in 1994, from a loss of $8.1 million in 1993. Improved sales, improvements in core efficiencies, cost reductions and reduction of bad debt provisions were the primary reasons for this improvement.

Interest expense declined $4.7 million because previously recorded interest expense of $5.3 million was reversed when the Internal Revenue Service completed its determination of the company's liability for interest on federal taxes for prior years.

Other income and expense improved $20.7 million to $21.0 million income in 1994 from $.3 million income in 1993. The improvement came from the transfer of land rights held by the company in Hong Kong for $10.5 million, net proceeds related to the company's joint venture, improvement on translation and favorable gains on disposal of assets.

Provision for income tax was $4.9 million in 1994 and $5.1 million in 1993 and are explained in note 18 to the consolidated financial statements.

The net income for 1994 was $48.5 million or $2.42 per share
(fully diluted $2.22 per share). The net loss for 1993 including restructuring and the adoption of SFAS 106 and 109 was $282.5 million or $14.42 per share.


Results of Operations 1993
- --------------------------
Worldwide sales declined $30 million dollars to $1,034.6 million in 1993 from $1,064.6 million in 1992. U.S. sales increased $18.2 million or 2.5 percent in 1993 over 1992. The company's sales were hurt by continued softness for stern drive boats and outboard motors, and the expiration of an agreement with Tracker Marine in June 1993. This was offset by a 55 percent growth in outboard packaged boat units compared to 1992. International sales deteriorated $48.1 million or 14.6 percent compared to 1992, almost all attributed to recessionary conditions in Europe and a stronger U.S. dollar. Sales in our European markets deteriorated 30 percent compared to 1992.

The company incurred an earnings before tax loss of $159.9 million prior to the cumulative effect of changes in accounting principles. This included a comprehensive restructuring plan that was implemented in the third and fourth quarters resulting in pre-tax charges of $144.8 million dollars.

The restructuring was undertaken to reduce fixed costs, improve operating efficiencies and provide reasonable profitability at current market levels. The restructuring plan included $69 million for the write-off of assets and streamlining of management organizations including severance costs related to reductions in workforce. The restructuring also included a $75.8 million write-off of goodwill and other intangibles related to the acquisition of certain boat brands primarily in the recreational boat group. The write-off of goodwill and intangibles recognizes the fundamental change in operating margins and growth characteristics of the recreational boat group today as compared with the time of purchase. The recreational boat companies were acquired in 1986 through 1989 in a period when the marine industry was enjoying a number of years of continuous unprecedented growth. Acquisition prices reflected then realistic forecasts assuming a continuation of marine industry growth and favorable demographics that had been experienced during the 1980's. Since completion of the purchase of these companies in 1989, the marine industry significantly contracted and was now in its fourth year of reduced volumes from the 1988-1989 peak.

Gross earnings declined to $218 million in 1993 from $247.6 million in 1992, with a corresponding reduction in gross margin percent to sales to 21.1 percent from 23.3 percent, respectively.

Selling, general and administrative expenses increased $9.5 million to $226.1 million in 1993 from $216.6 million in 1992, mostly due to increased provisions for doubtful accounts of $6 million, attributed to Europe.

Excluding the restructuring plan costs, the pre-tax loss prior to changes in accounting principles was $15.1 million in 1993 compared to earnings in 1992 of $12.5 million. The 1993 results also included a benefit of $12.5 million from a favorable insurance settlement related to the Waukegan lakefront remediation conducted by the company. Earnings deterioration was attributed to lost gross profit and higher unabsorbed manufacturing overhead with lower sales, principally because of Europe, reduced profit margins on packaged outboards because of strong price competition and from higher selling, general and administrative costs.

Excluding the $12.5 million environmental settlement, non-operating expenses was $19.5 million in 1993 and $18.5 million in 1992.

The company elected to adopt SFAS No. 106, "Employers Accounting for Postretirement" and SFAS No. 109, "Accounting for Income Taxes" as explained in notes 15 and 18. The company took a noncash charge of $107.5 million to implement SFAS No. 106 and a $10 million charge to eliminate deferred tax assets from our balance sheet to implement SFAS No. 109.

Provision for income taxes were $5.1 million in 1993 and $10.6 million in 1992 and are explained in note 18 to the consolidated financial statements.

The net loss for 1993, including restructuring and the adoption of SFAS 106 and 109, was $282.5 million or $14.42 per share compared to $1.9 million earnings or $.10 per share in 1992.


Financial Condition
- -------------------
The company's ratio of current assets to current liabilities was
1.8 at September 30, 1994 as compared with 1.7 at September 30, 1993. Current assets were up $4.5 million. Cash and cash equivalents decreased $24.1 million due to higher capital expenditures and increased working capital requirements. Receivables increased $14.2 million primarily due to timing of dealer deferred payment programs and a miscellaneous receivable in 1994 of $5.3 million on a tax interest adjustment. Inventories increased $9.6 million due primarily to higher manufacturing activity. Deferred income tax benefits increased $3.7 million as explained in note 18 to consolidated financial statements.

Product tooling and plant and equipment increased $12.1 million and $6.8 million, respectively, due to the introduction of new outboard motor models. The $26.3 million increase in accounts payable resulted primarily from increased manufacturing activity. The decrease in accrued liabilities-other resulted from higher restructuring expenses at September 30, 1993.

The company has a revolving credit agreement with its banks that expires October 1, 1995. This agreement provides for borrowings of up to $175 million. The company's non-U.S.
subsidiaries had additional noncommitted lines of credit of approximately $15.6 million as of September 30, 1994. The total available unused lines of credit were $166.1 million as of September 30, 1994.

Long-term debt decreased to $178.2 million in 1994 from $183.0 million in 1993. Debt as a percent to total capitalization decreased to 46 percent in 1994 from 55 percent in 1993. Total shareholders' investment increased $48.1 million.


Liquidity and Capital Resources
- -------------------------------
Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the second and third fiscal quarters and decline thereafter, as the company's products enter their peak selling seasons. Short-term borrowings averaged $7.6 million and $10.0 million in 1994 and 1993, respectively, with month-end peak borrowings of $40.0 million and $37.7 million in February
1994 and March 1993, respectively.

Cash provided by operations was $57.3 million in 1994 compared with $39.6 million in 1993 and $91.0 million in 1992.
Expenditures for plant and equipment, and tooling were $68.2 million in 1994, $50.0 million in 1993 and $40.6 million in 1992.

The company believes with the current capital structure and the use of funds to be generated by operating activities, existing cash and marketable securities, additional funds available from existing worldwide credit lines, and long-term debt and equity sources, it has sufficient resources to meet future capital requirements.



Trends and Forward-Looking Factors
- ----------------------------------
In 1994 operating results improved significantly because of higher sales, improvements in core efficiencies and from other cost reductions. The company believes that, based on prior marine industry cycles, the current growth cycle that began in 1994 will continue at least through 1996 although at a somewhat slower rate if the broader U.S. economy slows. Additional cost savings originally anticipated for 1995 and 1996 due to restructuring will largely be deferred or offset by additional expenses as the company positions itself to maximize its sales growth in the marine industry's current upturn. Likewise, a boost in new product development and tooling spending is anticipated to accelerate the production of a new generation of marine products and other products.

The company is postured to improve sales and profitability, however, to the extent that the marine industry growth is less than anticipated, continued financial improvement may be hindered.

The U.S. Environmental Protection Agency has issued proposed regulations governing emissions from marine engines. As proposed, the rule would phase in over 9 years, beginning in model year
1998 and concluding in model year 2006. Marine engine manufacturers would be required to reduce hydrocarbon emissions from outboard motors and personal watercraft, on average, by 8.3 percent per year beginning with the 1998 model year. The final rule is expected before November 22, 1995.

The company has announced Project LEAP (Low Emission Advanced Propulsion), a $100 million project to convert its entire outboard product line to low emission products within the next decade. The company believes these technologies, in some combination will provide reduced emissions, better fuel economy and improved performance, and will meet the proposed regulation on or before the required dates for compliance.

These technologies will add cost to the product. However, this situation is not seen as a major deterrent to sales since value will be added to the product at the same time and the entire industry is faced with developing solutions to the same regulatory requirements. The company does not believe that this situation will have a material negative impact on future results of operations or the financial condition of the company.

In 1994, the chief operating officer (COO) and chief financial officer (CFO) positions were vacated. The company is currently in the process of filling those positions with an emphasis on the COO position as this person will most likely succeed Mr. Chapman as president and chief executive officer. The board has established a search committee for the sole purpose of accomplishing this task. The company expects to fill both positions in 1995.

Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and certain other laws, the company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency ("USEPA") and other agencies.
The company has been notified that it is a potentially responsible party ("PRP") for study and clean-up costs at a number of sites. In some cases there are several named PRPs and in others there are hundreds. The company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site and/or the amount of time the site was owned or operated. However, under Superfund and certain other laws, as a PRP the company can be held jointly and severally liable for all environmental costs associated with the site. Although unable to determine its liability for clean-up and remediation costs in connection with all of these sites, management believes that appropriate accruals have been recorded. While the results of the proceedings discussed above cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of such proceedings, in the aggregate, after giving consideration to the amounts accrued, should not have a material impact on the company's financial position. For further information see note 21 to the consolidated financial statements.

Report of Independent Public Accountants

To the Stockholders of Outboard Marine Corporation:

We have audited the accompanying statements of consolidated financial position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries as of September 30, 1994 and 1993, and the related statements of consolidated earnings, cash flows and changes in consolidated shareholders' investment for each of the three years in the period ended September 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outboard Marine Corporation and subsidiaries as of September 30, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended in September 30, 1994, in conformity with generally accepted accounting principles.

As discussed in notes 15 and 18 to consolidated financial statements, effective October 1, 1992, the company changed its methods of accounting for postretirement benefits other than pensions and income taxes.




                                            ARTHUR ANDERSEN LLP
                                            -------------------
Milwaukee, Wisconsin                        Arthur Andersen LLP
October 28, 1994

                                                        EXHIBIT 21


                     Domestic Subsidiaries
                    -----------------------
                    (As of December 15, 1994)


                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
- ----------------------               --------------    ---------
DNZI, Inc.                               Florida          100%
    (Inactive)

OMC Aluminum Boat Group, Inc.            Delaware         100%
    (formerly OMCGB, Inc.)

   Syracuse Transportation, Inc.         Indiana          100%

OMC Dealer Development Inc.              Delaware         100%

OMC Development Inc.                     Delaware         100%
    (Inactive)

OMC Distributors, Inc.-Fort Wayne        Delaware         100%
    4515 Merchant Road
    P. O. Box 8328
    Fort Wayne, IN  46898

OMC Distributors, Inc.-Minneapolis       Delaware         100%
    3070 Lunar Lane
    P. O. Box 21038
    Eagen, MN  55121

OMC Distributors, Inc.-San Francisco     California       100%

OMC Europe, Inc.                         Delaware         100%
    (Inactive)

OMC & Co.                                Delaware         100%
    (Inactive)

OMCEMA, Inc.                             Delaware         100%
    100 Sea-Horse Drive
    Waukegan, IL  60085

OMC Fishing Boat Group, Inc.             Delaware         100%
    (formerly Stratos Boats, Inc.)
    931 Industrial Road
    Old Hickory, TN  37138

OMC Holdings, Inc.                       Delaware         100%

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
- ----------------------               --------------    ---------
OMC Latin America/Caribbean, Inc.        Delaware         100%
    403 Sawgrass Corporate Pkwy.
    Sunrise, FL  33325

OMC Partners, Inc.
    (Inactive)                           Delaware         100%

OMC Venture, Inc. (formerly Lawn-Boy     Delaware         100%
    Distributors, Inc.-New England)
    (Inactive)

OMC Recreational Boat Group, Inc.        Delaware         100%
    100 Sea-Horse Drive
    Waukegan, IL  60085

   Recreational Boat Group Limited                             1
       Partnership                       Delaware         62.2%

Outboard Marine Acceptance Corporation   Delaware         100%

Outboard Marine Holdings, Inc.           Delaware         100%
    (Inactive)

Outboard Marine Venture Capital          Delaware         100%
  Corporation
    100 Sea-Horse Drive
    Waukegan, IL  60085

Phoenix Marine Inc.                      Arizona          100%

                                                              2
Skipper Bud's of Illinois, Inc.          Illinois          75%


- -----------------------------------------------------------------
1     Outboard Marine Corporation owns the other 37.8%

2 Skipper Bud's of Illinois, Inc. is owned 75% by OMC and 25% by Skipper Bud's of Wisconsin, Inc., a company unaffiliated with OMC.

                    International Subsidiaries
                    --------------------------

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
- ----------------------               --------------    ---------

Outboard Marine Corporation              Hong Kong        100%
    Asia Limited
    35.47 Tsing Yi Road
    Tsing Yi Island, N.T.
    Hong Kong

Outboard Marine Corporation              Australia        100%
    (Australia), PTY, Ltd.
    84 Canterbury Road
    Bankstown 2200
    New South Wales, Australia

OMC Europe, V.O.F.                       Belgium          100%
    Pathoekeweg, 120
    8000 Brugge 1
    Belgium

OMC Holdings France, S.N.C.              France           100%
    14, Rue Bois du Pont
    Z.A. Les Bethunes
    F. 95310 St. Quen D'Aumone

   OMC Power Boats S.A.R.L. France       France           100%
       14, Rue Bois du Pont
       Z.A. Les Bethunes
       F. 95310 St. Quen D'Aumone

   OMC France, S.N.C.                    France           100%
       14, Rue Bois du Pont
       Z.A. Les Bethunes
       F. 95310 St. Quen D'Aumone

   Kelt, S.A                             France           100%

Outboard Marine International S.A.       Switzerland      100%
    (Inactive)

OMC (Deutschland) G.M.B.H.               Germany          100%
    Neckavorlandstrabe 97
    Postfach 10 23 40
    D. 6800 Mannheim 1
    West Germany

Outboard Marine Foreign Inter-           Hong Kong        100%
   national Sales Corporation
   (Inactive)

Outboard Marine Nederland B.V.           Netherlands      100%
    P. O. Box 237
    NL. 1380 AE WEESP
    Nederlands

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
- ----------------------               --------------    ---------

OMC Norge AS                             Norway           100%
    Bjornstjerne Bjornsonsgt. 92
    N. 3000 Drammen
    Norway

OMC Outboard Marine (Switzerland) AG     Switzerland      100%
    SCHWARZACKERSTRASSE 11
    CH - 8304 WALLISELLEN
    Switzerland

OMC Sverige Aktiebolag                   Sweden           100%
    Krossgatan 26-28
    S-16226 Vallingby
    Sweden

Outboard Marine Corporation              Ontario          100%
    of Canada, Ltd.
    910 Monoghan Road
    Peterborough
    Ontario, Canada  K97 7B6

    Altra Marine Products, Inc.          Quebec           100%
        65 St. Henri Street
        Princeville, Quebec
        Canada  G0P 1E0

Outboard Marine Danmark A/S              Denmark          100%
    RINGAGER 4A, 2.50l
    2605 Brandby
    Danmark

Outboard Marine Foreign Sales       U.S. Virgin Islands   100%
    Corporation
    P. O. Box 12270
    18-13 Smith Bay
    St. Thomas, U.S. Virgin Islands 00801


Outboard Marine de Mexico,               Mexico           100%
    S.A. de C.V.
    Parque Industrial
    Antonio J. Bermudez
    Cuidad Juarez,
     Chihuahua, Mexico

Outboard Marine Motors Amazonia LTDA     Brazil           100%
    RUA 44, #1025 Terreo
    Conjunto 31 De Mareo
    Bairro. JAPIIM
    Mauzus, Amazonia, Brazil

Outboard Marine (UK) Ltd.                United Kingdom   100%
    8 Harrowden Road
    Blackmills,
    Northhampton
    NN4 OPD
    United Kingdom

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
- ----------------------               --------------    ---------

OMC Finland Oy                           Finland          100%
    Nahkahousuntie 4
    S.F. 00210 Helsinki 21
    Finland

Ryds Batindustri Aktiebolag              Sweden           100%
    Box 60
    S-360 10 RYD
    Sweden

                                                         EXHIBIT 23


        CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our reports incorporated by reference and included in this Form 10-K, into the Company's previously filed Registration Statements on Form S-8 (File Nos. 2-52729, 2-79743, 33-19141, 33-37557, 33-55751, 33-55883, 33-55889, 33-56031 and
33-56033) and Form S-3 (File Nos. 33-12759 and 33-47354).



                                       BY: ARTHUR ANDERSEN LLP
                                           -------------------
                                           Arthur Andersen LLP


Milwaukee, Wisconsin
December 19, 1994