Form 10-Q
period 1994-12-31
OUTBOARD MARINE CORP
filed 1995-02-08
CIK 75149

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1994.

                               or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-2883

                    OUTBOARD MARINE CORPORATION
      (Exact name of registrant as specified in its charter)

      Delaware                                  36-1589715
   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

    100 Sea Horse Drive
    Waukegan, Illinois                            60085
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

Number of shares of Common Stock of $0.15 par value outstanding at January 31, 1995 were 19,700,102 shares (not including
195,214 treasury shares).

Exhibit Index Page 12.
                               -1-

                      OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                            PART I, ITEM 1
                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS
                          December 31, 1994


Financial statements required by this form:

                                                             Page
                                                             ----
Statement of Consolidated Earnings                             3

Condensed Statement of Consolidated Financial Position         4

Statement of Consolidated Cash Flows                           5

In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994.

                        OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED EARNINGS
                               (UNAUDITED)

                                                            Three Months Ended
                                                               December 31
                                                           --------------------
(In millions except amounts per share)                       1994         1993
                                                           --------     -------

NET SALES                                                  $ 242.6      $ 190.8

COST OF GOODS SOLD                                           191.4        154.4
                                                           --------     -------

        Gross earnings                                        51.2         36.4

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  50.1         41.8
                                                           --------     -------

        Earnings (loss) from operations                        1.1         (5.4)

NON-OPERATING EXPENSE (INCOME):
        Interest expense                                       5.0          5.0
        Other, net                                            (1.6)        (1.9)
                                                           --------     -------

                                                               3.4          3.1
                                                           --------     -------
        Earnings (loss) before provision for
          income taxes                                        (2.3)        (8.5)

PROVISION FOR INCOME TAXES                                     0.8          0.8
                                                           --------     -------

        Net earnings (loss)                                $  (3.1)     $  (9.3)
                                                           ========     ========

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK based on weighted average common shares and common stock equivalents outstanding:

        Primary                                            $ (0.16)     $ (0.47)
                                                           ========     ========

        Fully diluted                                      $ (0.16)     $ (0.47)
                                                           ========     ========


DIVIDENDS PAID PER SHARE                                   $  0.10      $  0.10
                                                           ========     ========

AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)              19.9         19.8

                        OUTBOARD MARINE CORPORATION
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               (UNAUDITED)

                                                      December 31           September 30
(In millions)                                      1994         1993             1994
                                                 --------      --------        --------
ASSETS
- ------
  CURRENT ASSETS:
    Cash and cash equivalents                    $  43.5       $  44.5         $  80.3
    Receivables                                    140.7         126.9           150.5
    Inventories-
      Finished products                             75.8          72.7            58.7
      Raw material, work in process
        and service parts                          118.4          87.6           105.0

                                                 --------      --------        --------
        Total inventory                            194.2         160.3           163.7
    Other current assets                            35.1          32.1            35.3
                                                 --------      --------        --------

            Total current assets                   413.5         363.8           429.8

  PRODUCT TOOLING, net                              49.5          39.2            48.3

  INTANGIBLES                                       31.8          32.8            32.1

  OTHER ASSETS                                      93.2          86.5            89.8

  PLANT AND EQUIPMENT, at cost                     537.2         547.5           535.6
    Less-Accumulated depreciation                  320.3         336.5           318.5
                                                 --------      --------        --------

                                                   216.9         211.0           217.1
                                                 --------      --------        --------
                    Total assets                 $ 804.9       $ 733.3         $ 817.1
                                                 ========      ========        ========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                                $  25.0       $     -         $     -
    Accounts payable                                79.4          49.1           102.9
    Accrued and other                              125.0         155.5           130.7

                                                 --------      --------        --------
            Total current liabilities              229.4         204.6           233.6

  LONG-TERM DEBT                                   178.2         183.1           178.2

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS      102.0         105.9           102.3

  OTHER NON-CURRENT LIABILITIES                     93.1          88.9            94.0

  SHAREHOLDERS' INVESTMENT:
    Common stock and capital surplus               110.2         107.1           109.3
    Retained earnings                              101.1          54.4           106.3
    Cumulative translation adjustments              (9.1)        (10.7)           (6.6)
                                                 --------      --------        --------
             Total shareholders' investment        202.2         150.8           209.0
                                                 --------      --------        --------
                    Total liabilities and
                       shareholders' investment  $ 804.9       $ 733.3         $ 817.1
                                                 ========      ========        ========

SHARES OF COMMON STOCK OUTSTANDING                  20.0          19.8            20.0


                         OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)

                                                              Three Months Ended
                                                                  December 31
                                                             ---------------------
(In millions)                                                  1994          1993
                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                 $ (3.1)       $ (9.3)
    Adjustments to reconcile net loss to net cash
      provided by operations:
          Depreciation and amortization                        10.8          10.7
          Changes in current accounts excluding the effects
            of noncash transactions
                Decrease in accounts receivable                10.2           9.4
                (Increase) in inventory                       (31.2)         (7.2)
                Decrease (increase) in other current assets     0.3          (1.2)
                (Decrease) in accounts payable and accrued
                  liabilities                                 (31.5)        (45.8)
                Other, net                                     (1.3)         (0.8)
                                                             -------       -------
                      Net cash used for operating activities  (45.8)        (44.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for plant and equipment, and tooling         (14.0)        (14.0)
    Other, net                                                 (1.1)          1.4
                                                             -------       -------

                      Net cash used for investing activities  (15.1)        (12.6)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in short-term debt                            25.0             -
    Cash dividends paid                                        (2.0)         (2.0)
    Other, net                                                  1.1           0.6
                                                             -------       -------

                      Net cash provided by (used for)
                        financing activities                   24.1          (1.4)


EXCHANGE RATE EFFECT ON CASH                                      -          (1.7)
                                                             -------       -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (36.8)        (59.9)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               80.3         104.4
                                                             -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 43.5        $ 44.5
                                                             =======       =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                            $  3.6        $  3.2
    Income taxes paid                                           1.5           4.0



                   OUTBOARD MARINE CORPORATION

                              FORM 10-Q
                           PART I, ITEM 2
                        FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                         December 31, 1994


RESULTS OF OPERATIONS

          The company reported a net loss of $3.1 million, or 16 cents per share, for this year's first quarter compared with a net loss of $9.3 million, or 47 cents per share, for the first quarter of 1994. The company normally incurs a loss for the first quarter because of the seasonality of the business.

          Fueling that bottom line growth was a 27 percent sales increase. Sales grew to $242.6 million from $190.8 million in the first quarter last year. Every one of the operating groups contributed to the sales increase.

          U.S. sales increased 28 percent. In the U.S., all operating groups achieved sales increases of 20 percent or better, including a 45 percent increase in the OMC Fishing Boat Group's sales and a 37 percent increase in the Recreational Boat Group's sales. The Recreational Boat Group was the hardest hit of the U.S. operating groups during the industry downturn.

          Sales outside the U.S. increased 24 percent. OMC Asia led the group with a sales increase of 53 percent. Canada and Latin American achieved sales increases of 36 percent and 30 percent, respectively, and the company was especially pleased by an 11 percent sales increase in Europe. The European marine products market has been depressed, and the company is very encouraged by this solid sign of growth.

          Market demand was primarily responsible for increased sales in the past quarter as was the resolution of some outboard manufacturing problems that constrained sales in the fourth quarter of 1994. First quarter sales benefited from additional backorders that were carried from the fourth quarter and filled in the first quarter.

          The company largely solved its manufacturing problems and expects to have the backorder situation worked down to basically normal levels in the second quarter. The company is well prepared to meet dealer product needs in the spring selling season, and the company believes it can meet market demand for the remainder of the year with the operations it is currently running. The company does not see the need at this time to reactivate manufacturing plants mothballed during the last industry downturn.

          Operating expenses increased in the first quarter, primarily due to increased engineering and marketing costs. The company plans to make the investment necessary to develop the products that will win sales for it now and in the future. In spite of increased new product development spending in the first quarter, gross earnings increased to $51.2 million, up from $36.4 million in the same quarter last year. Our gross margin improved by more than two percentage points, or 11 percent.

          In spite of increased marketing spending, operating results improved by $6.5 million. This operating line improvement is the product not just of market recovery, but also of the restructuring work the company did over the past several years to improve the efficiency of its operations. While selling, general and administrative expenses increased in absolute dollars in the first quarter, they were only 21 percent of sales. This is down from nearly 22 percent of sales in the first quarter of 1994, and down from 27 percent of sales in the first quarter of 1993.

          The provision for income taxes of $.8 million for the three months ended December 31, 1994 and 1993, respectively, resulted from expected taxes payable relating to certain international subsidiaries.

          It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.

                  OUTBOARD MARINE CORPORATION
                          FORM 10-Q
                       PART I, ITEM 2
                   FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                     December 31, 1994


FINANCIAL CONDITION

          Due to the seasonal nature of the company's business, it is more appropriate to compare the December 31, 1994 Condensed Statement of Financial Position with December 31, 1993. The company's ratio of current assets to current liabilities was 1.8 at both December 31, 1994 and December 31, 1993. Current assets of $413.5 million at December 31, 1994 increased $49.7 million as compared to current assets of $363.8 million at December 31, 1993. Receivables increased $13.8 million due primarily to higher sales in the current quarter and to a miscellaneous receivable in 1994 on a tax interest adjustment. Inventories increased $33.9 million due primarily to higher manufacturing activity. Other current assets increased $3.0 million due primarily to deferred income tax benefits.

          Other assets increased $6.7 million due primarily to the adoption of SFAS 109 and increased pension assets. Product tooling increased $10.3 million due primarily to the introduction of new outboard motor models.

          Current liabilities increased by $24.8 million to $229.4 million as of December 31, 1994 compared to $204.6 million at December 31, 1993. Notes payable increased $25.0 million at December 31, 1994. The $30.3 million increase in accounts payable resulted primarily from increased manufacturing activity. The decrease in accrued and other resulted from higher restructuring accruals at December 31, 1993 and decreased current maturities of long-term debt at December 31, 1994.

          The company's total debt to total capitalization at December 31, 1994 was 50.2 percent compared to 56.2 percent at December 31, 1993. Notes payable increased $25.0 million at December 31, 1994 while long-term debt decreased $4.9 million and current maturities of long-term debt decreased $10.0 million from the previous year.

          In December 1994, the company amended and restated its revolving credit agreement with its banks. This agreement provides for borrowings of up to $200 million and expires December 31, 1997.

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

                  OUTBOARD MARINE CORPORATION
                          FORM 10-Q
                  PART II - OTHER INFORMATION



Item 1.      Legal Proceedings


The company settled with the Michigan Department of Natural Resources for past costs incurred and natural resource damages resulting from the alleged release of hazardous substances at the Cadillac Industrial Park. The settlement was within the amount previously accrued by the company for this site.


Item 4.     Submission of Matters to a Vote of Security Holders


At the Registrant's Annual Meeting of Shareholders held on January 19, 1995, there were 19,920,563 shares outstanding and entitled to notice of and to vote at the meeting. The following matters were voted on, with the results indicated:

     Richard T. Lindgren, Richard J. Stegemeier and Richard F. Teerlink were each elected a Director for a three year term expiring at the Company's 1998 Annual Meeting of Shareholders with votes of 17,339,202 for and 135,857 withheld, 17,340,416 for and 134,643 withheld and 17,213,355 for and 261,704
     withheld, respectively. The term of office as director continued after the Annual Meeting of Shareholders for Frank Borman, James C. Chapman, William C. France, Urban T. Kuechle,
     J. W. Marriott, Jr. and Charles D. Strang.

     The appointment of Arthur Andersen LLP as the Registrant's independent accountants was confirmed with 17,403,727 shares voting "FOR" the confirmation, 18,510 shares voting "AGAINST" the confirmation and 52,822 shares abstaining from voting.

Item 6.     Exhibits and Reports on Form 8-K.


     (a)    Exhibits reference is made to the Exhibit Index on Page
            12.

     (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended December 31, 1994.


                               S I G N A T U R E



Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              OUTBOARD MARINE CORPORATION


        Signature                       Title                       Date
_______________________      ___________________________    ____________________




By  /s/ James R. Maurice     Vice President & Controller     February 8, 1995


_______________________      ___________________________    ____________________
    JAMES R. MAURICE

                         OUTBOARD MARINE CORPORATION

                               EXHIBIT INDEX

Exhibit 4: Instruments defining the rights of security holders including indentures:

     (A) With respect to the Agreement of Outboard Marine Corporation, reference is made to Exhibit 4(A) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1994, which is incorporated herein by reference.

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

     (G)       With respect to the Registrant's Revolving Credit
               Agreement dated as of December 30, 1994, a copy thereof is attached hereto without its schedules and exhibits.


Exhibit 11: Statements regarding computation of per share earnings:

               A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 19:    Report furnished to security holders:

               A copy of the Registrant's Shareholders Report for the fiscal quarter ended December 31, 1994, is attached hereto as Exhibit 19.

Exhibit 27:    Financial data schedules:

               This information is filed only in the electronic filing.

                                                                     EXHIBIT 11

                      OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

                            COMPUTATION OF PER SHARE EARNINGS
                         (In millions except amounts per share)


                                                      Three Months Ended
                                                         December 31
                                                  -------------------------
                                                    1994             1993
                                                  --------         --------

    Primary Earnings (Loss) Per Share:
        Net earnings (loss)                       $  (3.1)         $  (9.3)
                                                  ========         ========

        Weighted average number of shares            19.9             19.8
        Common stock equivalents (stock options)        *                *
                                                  --------         --------
        Average shares outstanding                   19.9             19.8
                                                  ========         ========
        Primary earnings (loss) per share         $ (0.16)         $ (0.47)
                                                  ========         ========

    Fully Diluted Earnings (Loss) per Share:
        Net earnings (loss)                       $  (3.1)         $  (9.3)
        Add: After-tax interest and
            related expense amortiza-
            tion on 7% convertible
            subordinated debentures                   0.8              0.8
                                                  --------         --------
        Net earnings (loss) adjusted              $  (2.3)         $  (8.5)
                                                  ========         ========

        Weighted average number of shares            19.9             19.8
        Common stock equivalents (stock options)      0.1              0.1
        Weighted average common
            shares assuming
            conversion of 7% convertible
            subordinated debentures                   3.4              3.4
                                                  --------         --------
        Average shares outstanding                   23.4             23.3
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

                                                                     EXHIBIT 19


                                                     January 19, 1995

To Our Shareholders:

     I am very pleased to tell you that OMC has turned in a very strong first quarter. In fact, in terms of bottom line results, it was the strongest first quarter performance this company has achieved since 1988.

     We reported a net loss of $3.1 million, or 16 cents per share, for this year's first quarter compared with a net loss of $9.3 million, or 47 cents per share, for the first quarter of 1994. As you know, we normally incur a loss for the first quarter because of the seasonality of our business. And a $6.2 million improvement on the bottom line is obviously very positive.

     Fueling that bottom line growth was a 27 percent sales increase. Our sales grew to $242.6 million -- up from $190.8 million in the first quarter last year. Every one of our operating groups contributed to the sales increase.

     Our U.S. sales increased 28 percent. In the U.S., all of our operating groups achieved sales increases of 20 percent or better. We were very pleased by a 45 percent increase in the OMC Fishing Boat Group's sales and also by a 37 percent increase in the Recreational Boat Group's sales. As you know, the Recreational Boat Group was the hardest hit of our U.S. operating groups during the industry downturn.

     Outside the U.S., our sales increased 24 percent. OMC Asia led the group with a sales increase of 53 percent. Canada and Latin America achieved sales increases of 36 percent and 30 percent, respectively and we were especially pleased by an 11 percent sales increase in Europe. The European marine products market has been depressed, and we're very encouraged by this solid sign of growth.

     Market demand boosted our sales in the past quarter. But so did the resolution of some outboard manufacturing problems that constrained our sales in the fourth quarter of 1994. Our first quarter sales benefitted from additional backorders that we carried from the fourth quarter and filled in the first quarter.

     We've largely solved our manufacturing problems and we expect to have our backorder situation worked down to basically normal levels in the current quarter. We're well prepared to meet our dealers' product needs in the spring selling season, and we believe we can meet market demand for the remainder of the year with the operations we currently are running. We don't see the need at this time to reactivate manufacturing plants we mothballed during the last industry downturn. Our operating expenses increased in the first quarter due primarily to increased engineering and marketing costs. As we told you last quarter, we plan to make the investment necessary to develop the products that will win sales for us, now and in the future. But in spite of our increased new product development spending in the first quarter, our gross earnings increased to $51.2 million, up from $36.4 million in the same quarter last year. Our gross margin improved by more than two percentage points -- or 11 percent.

     In spite of our increased marketing spending, our operating results improved by $6.5 million. This operating line improvement didn't happen by accident. It's the product not just of market recovery, but also of the restructuring work we did over the past several years to improve the efficiency of our operations. While our selling, general and administrative expenses increased in absolute dollars in the first quarter, they were only
20.65 percent of sales. That's down from nearly 22 percent of sales in the first quarter of 1994, and down from 27 percent of sales in the first quarter of 1993.

     Clearly, we've created a more efficient company during the last industry downturn. A company that is profiting from the upturn that's gaining strength this year. Demonstrating its continuing confidence in our progress, the board of directors on January 19 declared a cash dividend of 10 cents per share for the first quarter, payable February 24 to shareholders of record February 10.



JAMES C. CHAPMAN
- ----------------
James C. Chapman
Chairman, President and
Chief Executive Officer

                        OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED EARNINGS
                               (UNAUDITED)

                                                            Three Months Ended
                                                               December 31
                                                           --------------------
(In millions except amounts per share)                       1994        1993
                                                           --------     -------

NET SALES                                                  $ 242.6      $ 190.8

COST OF GOODS SOLD                                           191.4        154.4
                                                           --------     -------

        Gross earnings                                        51.2         36.4

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES                  50.1         41.8
                                                           --------     -------

        Earnings (loss) from operations                        1.1         (5.4)

NON-OPERATING EXPENSE (INCOME):
        Interest expense                                       5.0          5.0
        Other, net                                            (1.6)        (1.9)
                                                           --------     -------

                                                               3.4          3.1
                                                           --------     -------
        Earnings (loss) before provision for
          income taxes                                        (2.3)        (8.5)

PROVISION FOR INCOME TAXES                                     0.8          0.8
                                                           --------     -------

        Net earnings (loss)                                $  (3.1)     $  (9.3)
                                                           ========     ========

NET EARNINGS (LOSS) PER SHARE OF COMMON STOCK based on weighted average common shares and common stock equivalents outstanding:

        Primary                                            $ (0.16)     $ (0.47)
                                                           ========     ========

        Fully diluted                                      $ (0.16)     $ (0.47)
                                                           ========     ========


DIVIDENDS PAID PER SHARE                                   $  0.10      $  0.10
                                                           ========     ========

AVERAGE SHARES OF COMMON STOCK AND COMMON
  STOCK EQUIVALENTS OUTSTANDING (if applicable)              19.9         19.8

                        OUTBOARD MARINE CORPORATION
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               (UNAUDITED)

                                                      December 31           September 30
(In millions)                                      1994          1993            1994
                                                 --------      --------        --------
ASSETS
- ------
  CURRENT ASSETS:
    Cash and cash equivalents                    $  43.5       $  44.5         $  80.3
    Receivables                                    140.7         126.9           150.5
    Inventories-
      Finished products                             75.8          72.7            58.7
      Raw material, work in process
        and service parts                          118.4          87.6           105.0

                                                 --------      --------        --------
        Total inventory                            194.2         160.3           163.7
    Other current assets                            35.1          32.1            35.3
                                                 --------      --------        --------

            Total current assets                   413.5         363.8           429.8

  PRODUCT TOOLING, net                              49.5          39.2            48.3

  INTANGIBLES                                       31.8          32.8            32.1

  OTHER ASSETS                                      93.2          86.5            89.8

  PLANT AND EQUIPMENT, at cost                     537.2         547.5           535.6
    Less-Accumulated depreciation                  320.3         336.5           318.5
                                                 --------      --------        --------

                                                   216.9         211.0           217.1
                                                 --------      --------        --------
                    Total assets                 $ 804.9       $ 733.3         $ 817.1
                                                 ========      ========        ========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                                $  25.0       $     -         $     -
    Accounts payable                                79.4          49.1           102.9
    Accrued and other                              125.0         155.5           130.7

                                                 --------      --------        --------
            Total current liabilities              229.4         204.6           233.6

  LONG-TERM DEBT                                   178.2         183.1           178.2

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS      102.0         105.9           102.3

  OTHER NON-CURRENT LIABILITIES                     93.1          88.9            94.0

  SHAREHOLDERS' INVESTMENT:
    Common stock and capital surplus               110.2         107.1           109.3
    Retained earnings                              101.1          54.4           106.3
    Cumulative translation adjustments              (9.1)        (10.7)           (6.6)
                                                 --------      --------        --------
             Total shareholders' investment        202.2         150.8           209.0
                                                 --------      --------        --------
                    Total liabilities and
                       shareholders' investment  $ 804.9       $ 733.3         $ 817.1
                                                 ========      ========        ========

SHARES OF COMMON STOCK OUTSTANDING                  20.0          19.8            20.0



                                                             EXHIBIT 10(G)

                                                             (CONFORMED COPY)


                AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

                         Dated as of December 30,1994

                                     Among

                          OUTBOARD MARINE CORPORATION

                    THE BANKS NAMED ON THE SIGNATURE PAGES,


                 THE FIRST NATIONAL BANK OF CHICAGO ("Agent")

                                      and

                     BANK OF AMERICA ILLINOIS ("Co-Agent")

                               TABLE OF CONTENTS


ARTICLE I     DEFINITIONS AND ACCOUNTING TERMS

     1.01.        Certain Definitions . . . . . . . . . . . . . . . . . .
     1.02.        Financial Standards . . . . . . . . . . . . . . . . . .

ARTICLE II    THE CREDIT . . . . . . . . . . . . . . . . . . . . . . . . .

     2.01.        Credit . . . . . . . . . . . . . . . . . . . . . . . .
     2.02.        Requests for Advances . . . . . . . . . . . . . . . .
     2.03.        Evidence of Credit Extensions  . . . . . . . . . . . .
     2.04.        Computation of and Payment of Interest . . . . . . . .
     2.05.        Payment of Principal  . . . . . . . . . . . . . . . .
     2.06.        (Intentionally Omitted) . . . . . . . . . . . . . . .
     2.07.        Facility Fee . . . . . . . . . . . . . . . . . . . . .
     2.08.        Agent's and Co-Agent's Fees . . . . . . . . . . . . .
     2.09.        Computations of Interest and Fees; Banking Day . . . .
     2.10.        Late Payment; Date of Receipt of Notices . . . . . . .
     2.11.        Method of Payment; Mistakes . . . . . . . . . . . . .
     2.12.        Optional Prepayment; Funding Losses on Any Prepayment
     2.13.        Reduction or Termination of Commitments . . . . . . .
     2.14.        Taxes . . . . . . . . . . . . . . . . . . . . . . . .
     2.15.        Reserves, Etc. . . . . . . . . . . . . . . . . . . . .
     2.16.        Illegality . . . . . . . . . . . . . . . . . . . . . .
     2.17.        Unavailability  . . . . . . . . . . . . . .  . . . . .
     2.18.        The Bid Facility  . . . . . . . . . . . . . . . . . .
     2.19.        Telephone Notice, Indemnity  . . . . . . . . . . . . .
     2.20.        Facility Letters of Credit . . . . . . . . .. . . . .
     2.21.        Extension of Termination Date  . . . . . . . . . . . .

ARTICLE III   CONDITIONS PRECEDENT . . . . . . . . . . . . . . . . . . .

     3.01.        Conditions Precedent to Closing Date . . . . . . . . .
     3.02.        Conditions Precedent to Each Borrowing . . . . . . . .
     3.03.        Termination of Existing Agreement . . . . . . . . . .
     3.04.        Advances under Existing Agreement . . . . . . . . . .

ARTICLE IV     REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . . .

     4.01.     The Company's Existence . . . . . . . . . . . . . . . . .
     4.02.     Subsidiaries' Existence . . . . . . . . . . . . . . . . .
     4.03.     Company's Powers . . . . . . . . . . . . . . . . . . . .
     4.04.     Power of Company Officers . . . . . . . . . . . . . . . .
     4.05.     Government and Other Approvals . . . . . . . . . . . . .
     4.06.     Compliance With Laws . . . . . . . . . . . . . . . . . .
     4.07.     Enforceability of Agreement . . . . . . . . . . . . . . .
     4.08.     Title to Property . . . . . . . . . . . . . . . . . . . .
     4.09.     Litigation . . . . . . . . . . . . . . . . . . . . . . .
     4.10.     Events of Default . . . . . . . . . . . . . . . . . . . .
     4.11.     Investment Company Act of 1940 . . . . . . . . . . . . .
     4.12.     Regulation U . . . . . . . . . . . . . . . . . . . . . .
     4.13.     Financial Information . . . . . . . . . . . . . . . . . .
     4.14.     ERISA . . . . . . . . . . . . . . . . . . . .   . . . . .
     4.15.     Acquisitions . . . . . . . . . . . . . . . . . . . . . .
     4.16.     Environmental Matters . . . . . . . . . . . . . . . . . .


ARTICLE V      AFFIRMATIVE COVENANTS

     5.01.     Use of Proceed . . . . . . . . . . . . . . . . . . . . .
     5.02.     Notices . . . . . . . . . . . . . . . . . . . . . . . . .
     5.03.     Financial Statements, Reports, Etc. . . . . . . . . . . .
     5.04.     Existence, Etc. . . . . . . . . . . . . . . . . . . . . .
     5.05.     Payment of Obligations. . . . . . . . . . . . . . . . . .
     5.06.     Compliance with Laws . . . . . . . . . . . . . . . . . .
     5.07.     Insurance . . . . . . . . . . . . . . . . . . . . . . . .
     5.08.     Adequate Books . . . . . . . . . . . . . . . . . . . . .
     5.09.     Interest Coverage Ratio . . . . . . . . . . . . . . . . .
     5.10.     ERISA . . . . . . . . . . . . . . . . . . . . . . . . . .

ARTICLE VI     NEGATIVE COVENANTS . . . . . . . . . . . . . . . . . . .

     6.01.     Capitalization Ratio . . . . . . . . . . . . . . . . . .
     6.02.     Change in Business . . . . . . . . . . . . . . . . . . .
     6.03.     Liens. . . . . . . . . . . . . . . . . . . . . . . . . .
     6.04.     Mergers, Sales of Assets, Etc. . . . . . . . . . . . . .
     6.05.     Acquisitions, Investments . . . . . . . . . . . . . . . .
     6.06.     Operating Leases . . . . . . . . . . . . . . . . . . . .
     6.07.     Existing Indebtedness . . . . . . . . . . . . . . . . . .
     6.08.     Repurchase Arrangements . . . . . . . . . . . . . . . . .
     6.09.     Dividends and other Restricted Payments. . . . . . . . .



 ARTICLE VII    EVENTS OF DEFAULT . . . . . . . . . . . . . . . . . . .

     7.01.     Nonpayment . . . . . . . . . . . . . . . . . . . . . . .
     7.02.     Representation or Warranty . . . . . . . . . . . . . . .
     7.03.     Specific Defaults . . . . . . . . . . . . . . . . . . . .
     7.04.     Other Defaults . . . . . . . . . . . . . . . . . . . . .
     7.05.     Judgments . . . . . . . . . . . . . . . . . . . . . . . .
     7.06.     Voluntary Bankruptcy . . . . . . . . . . . . . . . . . .
     7.07.     Involuntary Bankruptcy . . . . . . . . . . . . . . . . .
     7.08.     Cross Default . . . . . . . . . . . . . . . . . . . . . .
     7.09.     ERISA . . . . . . . . . . . . . . . . . . . . . . . . . .
     7.10.     Change in Control . . . . . . . . . . . . . . . . . . . .

ARTICLE VIII   RELATION OF BANKS . . . . . . . . . . . . . . . . . . . .

     8.01.     Appointment and Authorization . . . . . . . . . . . . . .
     8.02.     Pro Rata Sharing . . . . . . . . . . . . . . . . . . . .
     8.03.     Sharing of Setoff . . . . . . . . . . . . . . . . . . . .
     8.04.     Communication; Confidentiality . . . . . . . . . . . . .
     8.05.     Approvals . . . . . . . . . . . . . . . . . . . . . . . .
     8.06.     Exculpation . . . . . . . . . . . . . . . . . . . . . . .
     8.07.     Indemnification . . . . . . . . . . . . . . . . . . . . .
     8.08.     The Agent, the Co-Agent and Bid Agent as Banks . . . . .
     8.09.     Notice of Transfer . . . . . . . . . . . . . . . . . . .
     8.10.     Credit Decision . . . . . . . . . . . . . . . . . . . . .
     8.11.     Resignation of the Agent . . . . . . . . . . . . . . . .
     8.12.     Reliance by Agent and Co-Agent . . . . . . . . . . . . .

ARTICLE IX     MISCELLANEOUS . . . . . . . . . . . . . . . . . . . . . .

     9.01.     Notices . . . . . . . . . . . . . . . . . . . . . . . . .
     9.02.     Successors and Assigns . . . . . . . . . . . . . . . . .
     9.03.     Banks' Obligations Several . . . . . . . . . . . . . . .
     9.04.     Assignments, Participations; Setoff . . . . . . . . . . .
     9.05.     Delays and Waivers . . . . . . . . . . . . . . . . . . .
     9.06.     Costs and Expenses . . . . . . . . . . . . . . . . . . .
     9.07.     Entire Agreement . . . . . . . . . . . . . . . . . . . .
     9.08.     Governing Law . . . . . . . . . . . . . . . . . . . . . .
     9.09.     Section Headings . . . . . . . . . . . . . . . . . . . .
     9.10.     Severability . . . . . . . . . . . . . . . . . . . . . .
     9.11.     Counterparts . . . . . . . . . . . . . . . . . . . . . .
     9.12.     Indemnity . . . . . . . . . . . . . . . . . . . . . . . .
     9.13.     Judgment Currency Indemnity . . . . . . . . . . . . . . .
     9.14.     WAIVER OF JURY TRIAL . . . . . . . . . . . . . . . . . .

EXHIBIT A-1    COMMITTED NOTE

EXHIBIT A-2    COMPETITIVE BID NOTE

EXHIBIT B      OPINION OF COUNSEL


SCHEDULE I     AGENT'S PAYMENT OFFICES

SCHEDULE 2     SIGNIFICANT SUBSIDIARIES

SCHEDULE 3     MATERIAL LIENS

SCHEDULE 4     LITIGATION

SCHEDULE 5     MATERIAL FINANCIAL OBLIGATIONS

SCHEDULE 6     FORM OF BID LOAN REQUEST

SCHEDULE 7     FORM OF BID LOAN OFFER

SCHEDULE 8     FORM OF BID LOAN ACCEPTANCE

SCHEDULE 9     FORM OF CONFIDENTIALITY AGREEMENT

SCHEDULE 10    SCHEDULE OF LETTERS OF CREDIT MONTH END:
                        DECEMBER 1994

SCHEDULE 11    INVESTMENTS

SCHEDULE 12    EXISTING ADVANCES

                     AMENDED AND RESTATED

                  REVOLVING CREDIT AGREEMENT


This Agreement is entered into as of December 30, 1994 among OUTBOARD MARINE CORPORATION (the "Company"), the banks listed on the signature pages hereof (collectively the "Banks" and individually a "Bank"), THE FIRST NATIONAL BANK OF CHICAGO as agent for the Banks (in such capacity the "Agent") and BANK OF AMERICA ILLINOIS as co-agent for the Banks (in such capacity, the "Co-Agent").

Whereas, the Company, the Banks, the Agent and Bank of America National Trust & Savings Association are parties to a Revolving Credit Agreement dated as of August 27, 1992, as amended ("Existing Agreement"); and

Whereas, the Company desires to amend and restate the Existing Agreement to, among other things, increase the amount, change the interest rates and make certain other changes therein; and

So therefore, the Company, the Banks, the Agent and the Co-Agent have agreed to amend and restate the Existing Agreement on the terms and conditions set forth herein:



                             ARTICLE I

                 DEFINITIONS AND ACCOUNTING TERMS

1.01. Certain Definitions. In addition to the terms defined elsewhere in this Agreement, the following terms have the meanings indicated for purposes of this Agreement:

"Absolute Rate" means the rate of interest quoted by a Bank for an Absolute Rate Loan pursuant to Section 2.18.

"Absolute Rate Loan" means a Bid Loan for which interest is based on the Absolute Rate.

"Acquisition" means any transaction or series of transactions by which the Company and/or any Consolidated Subsidiary

(a) acquires any going business or all or substantially all of the assets of any Person, whether through the purchase of assets, merger or otherwise;

(b) directly or indirectly acquires control of at least a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors; or (c) directly or indirectly acquires a twenty percent (20%) or more ownership interest in any partnership or joint venture.

"Advance" means a loan hereunder by a Bank under the Revolving Credit Facility pursuant to Section 2.01(a) and may also be used to refer to a Refunding Advance unless the context otherwise requires.

"Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling (including but not limited to all directors and officers of such Person), controlled by, or under direct or indirect common control with such Person. A Person shall be deemed to control a corporation if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management and policies of such corporation, whether through the ownership of voting securities, by contract or otherwise.

"Aggregate Available Commitment" means, at any date of determination, (a) the Aggregate Commitment minus (b) the Facility Letter of Credit
Obligations then outstanding minus (c) the principal amount of all then outstanding Advances and minus (d) the principal amount of all the outstanding Bid Loans.

"Aggregate Commitment" means the aggregate of the Commitments of all the Banks, as modified from time to time pursuant to the terms hereof, which amount is $200,000,000 as of the Closing Date of this Agreement.

"Applicable Margin" means the percentage in excess of the Base Rate payable by the Company as set forth in Section 2.04.

"Available Fund" shall mean, as of any Restricted Payment Date, an amount equal to 50% of Consolidated Net Income of the Company and Subsidiaries for the period (taken as one accounting period) commencing on October 1, 1994 and terminating at the end of the Company's most recently completed fiscal quarter preceding such Restricted Payment Date, reduced by the sum of the
(i) aggregate amount of all dividends and other distributions paid by the Company or any Subsidiary on each class of its capital stock on or after October 1, 1994 and (ii) the aggregate amount paid by or on behalf of the Company or any Subsidiary on or after October 1, 1994 for the redemption, purchase, retirement or other acquisition of any shares of its capital stock. For purposes of this definition, the amount of dividends and other distributions paid by any Subsidiary shall not include amounts payable to the Company or to another Subsidiary. Capital stock shall include warrants and other rights and options to acquire shares of capital stock.

"Banking Day" means (a) for all purposes other than transactions referred to in clause (b) below, a day on which banks are open for business in Illinois, California and New York, and (b) with respect to all notices and determinations in connection with, and payments of principal of and interest on, Eurodollar Advances or LIBOR Loans and Optional Currency Advances, any day which is a Banking Day described in clause (a) and is also a day on which banks are open for business and quoting interest rates for Dollar deposits or the relevant Optional Currency deposits in London, England. "Base Rate" means the Reference Rate, CD Rate, or LIBOR, as the case may be.

"Bid Agent" means the Agent acting in its capacity as the bid agent for the Bid Facility or any successor thereto appointed hereunder.

"Bid Facility" means the credit facility provided in Section 2.18.

"Bid Loan" means a loan by a Bank to the Company under the Bid Facility.

"Borrowing" means any Advances hereunder made by the Banks on the same day and having the same interest rate and Interest Period and any Bid Loans hereunder made by any or all of the Banks on the same day and having the same Interest Period and may also be used to refer to a Refunding Borrowing unless the context otherwise requires.

"CD Rate" means for each Interest Period in respect of CD Rate Advances the rate of interest determined pursuant to the following formula:

CD Rate =
  ((Certificate of Deposit Rate)/(1.00 - Reserve Percentage))+ Assessment Rate Where,

"Assessment Rate" means the arithmetic average, as determined by the Agent, of the net annual assessment rates (rounded upwards, if necessary, to the nearest one-hundredth of one percent (1/100%)) in effect on the first day of such Interest Period payable by First Chicago to the Federal Deposit Insurance Corporation, or any successor, for insuring time deposits made in Dollars at offices of First Chicago in the United States of America during the most recent period for which such rate has been determined prior to the commencement of such Interest Period.

"Certificate of Deposit Rate" means for each Interest Period in respect of CD Rate Advances the rate of interest determined by the Agent to be the arithmetic average (rounded up to the nearest one-hundredth of one percent (1/100%)) of the rates of interest bid by two (2) New York or Chicago certificate of deposit dealers of recognized standing selected by First Chicago for the purchase at face value from First Chicago of its certificates of deposit in the secondary market, for such period and in the amount of First Chicago's CD Rate Advance to be made, at approximately 10:00 a.m., Chicago time, on the first day of such Interest Period.

"Reserve Percentage" means for each Interest Period for CD Rate Advances the maximum reserve percentage (expressed as a decimal) in effect at the beginning of such Interest Period (including, but not limited to, marginal, emergency, supplemental, special and other reserve percentages) prescribed by the Board of Governors of the Federal Reserve System, or any successor, for determining the reserves to be maintained by member banks of the Federal Reserve System with deposits exceeding One Billion Dollars ($1,000,000,000) for new non-personal time deposits for a period approximating such Interest Period and in an amount of One Hundred Thousand Dollars ($100,000) or more.

"CD Rate Advance" means an Advance for which interest is calculated with reference to the CD Rate.

"Capitalization" means the sum of the Tangible Net Worth and Indebtedness for Borrowed Money of the Company and its Consolidated Subsidiaries, calculated on a consolidated basis.

"Closing Date" means December 30, 1994.

"Code" means the Internal Revenue Code of 1986, as amended.

"Commitment" means for each Bank the obligation of such Bank to make Advances and to issue or purchase participations in Facility Letters of Credit in an aggregate amount not exceeding the amount set opposite its name on the signature pages hereof as such amount may be modified from time to time in accordance with the terms hereof.

"Committed Note" means a promissory note in substantially the form of Exhibit "A-1" hereto, with appropriate insertions, duly executed and delivered to the Agent by the Company for the account of a Bank in the amount of its Commitment, including any amendment, modification, renewal or replacement of such promissory note.

"Competitive Bid Note" means a promissory note in substantially the form of Exhibit "A-2" hereto, with appropriate insertions, duly executed and delivered to the Agent by the Company for the account of a Bank and payable to the order of such Bank, including any amendment, modification, renewal or replacement of such promissory note.

"Consolidated" or "consolidated" means: (a) when used herein with reference to financial statements, ratios, assets or liabilities, that any calculations have been made by consolidating the assets and liabilities of the Company and certain of its Subsidiaries indicated in the footnotes to the Company's financial statements after eliminating all intercompany items and making such adjustments as required by GAAP; and (b) when used herein with reference to a Subsidiary, a Subsidiary the financial statements of which have been presented together with those of the Company or a newly-acquired Subsidiary, which has been designated by the Company as a Consolidated Subsidiary pursuant to Section 5.03(f).

"Credit" means the Revolving Credit Facility described in Section 2.01, the Bid Facility described in Section 2.18 and the Letter of Credit Facility described in Section 2.20.

"Default" means an event which, with notice or lapse of time or both, would become an Event of Default.

"Dividends" means any dividend payment or other distribution of assets, properties, cash, rights, obligations or securities on account of or in exchange for any shares of any class of capital stock of the Company, provided that dividend payments or other distributions payable solely in its common stock shall not be included in this definition.

"Dollars" and "$" mean United States dollars.

"EBIT" means for any period of determination in respect of the Company and its Consolidated Subsidiaries the sum of (a) their Net Income before deduction of taxes, (b) their Interest Expense, (c) any extraordinary losses, and (d) amortization of goodwill and intangibles associated with any Acquisition minus any extraordinary gains, all calculated on a consolidated basis.

"Environmental Claim" means all claims, however asserted, by any Governmental Authority or other Person alleging potential liability for violation of any Environmental Law or for release or injury to the environment or threat to public health, personal injury (including sickness, disease or death), property damage, natural resources damage, or otherwise alleging liability for damages, punitive damages, cleanup costs, removal costs, remedial costs, response costs, restitution, civil or criminal penalties, injunctive relief, or other type of relief, resulting from or based upon (a) the presence, placement, discharge, emission or release (including intentional and unintentional, negligent and non-negligent, sudden or non-sudden, accidental or non-accidental placement, spill, leaks, discharges, emissions or releases) of any Hazardous Material at, in or from property, whether or not owned by the Company or any of its Subsidiaries, or (b) any other circumstances forming the basis of any violation, or alleged violation, of any Environmental Law.

"Environmental Law" means the Comprehensive Environmental Response,
Compensation, and Liability Act (42 U.S.C.   9601 et seq.)  ("CERCLA"),
the Hazardous Material Transportation Act (49 U.S.C.   1801 et seq.), the
Resource Conservation and Recovery Act (42 U.S.C.   6901 et seq.), the
Federal Water Pollution Control Act (33 U.S.C.   1251 et seq.), the Clean
Air Act (42 U.S.C.   7401 et seq.), the Toxic Substances Control Act (15
U.S.C.   2601 et seq.)  and the Occupational Safety and Health Act (29
U.S.C.   651 et seq.)  ("OSHA"), as such laws have been or hereafter may be amended or supplemented, and any and all analogous future federal, or present or future state or local, statutes and the regulations promulgated pursuant thereto.

"Equivalent Amount" means in relation to any Optional Currency Advance, at any date any determination thereof is made, the amount in Dollars of such Advance calculated at the spot rate of exchange for the purchase of Dollars with the relevant Optional Currency quoted by First Chicago at approximately 11:00 am. (London time) two (2) Banking Days prior to the relevant date.

"ERISA" means the Employee Retirement Income Security Act of 1974 and all the rules and regulations promulgated pursuant thereto, as amended from time to time.

"Eurodollars" means Dollars disbursed by a Bank from a location outside of the United States.

"Eurodollar Advance" means an Advance denominated in Dollars for which interest is calculated with reference to LIBOR.

"Event of Default" means any event set forth in Sections 7.01 through 7.10.

"Existing Agreement" means the Credit Agreement dated as of August 27, 1992 as amended, among the Company, the Bank parties thereto, The First National Bank of Chicago, as Agent and Bank of America National Trust and Savings Association, as Co-Agent.

"Existing Letters of Credit" means those Letters of Credit currently outstanding and issued by a Bank party hereto, a list of which is attached hereto as Schedule 10 including any extensions thereof.

"Facility Letter of Credit Obligations" means, at any date of determination thereof, all liabilities, whether actual or contingent, of the Company in respect of the Facility Letters of Credit, including without limitation, the sum of (a) Reimbursement Obligations and (b) the aggregate undrawn face amount of the outstanding Facility Letters of Credit.

"Facility Letters of Credit" means, collectively, the letters of credit issued under the Letter of Credit Facility and including, without limitation, the Existing Letters of Credit.

"Federal Funds Rate" means for any day the weighted average of rates on overnight Federal funds transactions with members of the Federal Reserve System only, arranged by Federal funds brokers as published for such day (or, if such day is not a business day, for the next preceding business day) by the Federal Reserve Bank of New York in statistical release H.15
(519) or any successor publication or, if such rate is not so published for any business day, the average of the quotations at approximately 10:00 a.m. (Chicago time) on such day on such transactions received by the Agent from three Federal funds brokers of recognized standing selected by the Agent in its sole discretion.

"Federal Reserve Board" means the Board of Governors of the Federal Reserve System.

"First Chicago" means The First National Bank of Chicago, in its individual capacity, and its successors.

"fiscal year" means with respect to the Company a year commencing October 1 and ending September 30.

"Fixed Assets" of any Person means land, buildings, fixtures and personal property used in the operation of the business carried out thereon (other than inventory held for sale in the ordinary course of business).

"Fixed Rate" means either or both of the CD Rate or LIBOR, for a Fixed Rate Advance.

"Fixed Rate Advance" means a Eurodollar Advance or a CD Rate Advance.

"GAAP" means generally accepted accounting principles in effect from time to time in the United States.

"Governmental Authority" means any nation or government, any state or other political subdivision thereof and any central bank thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

"Hazardous Materials" means all those substances which are regulated by, or which may form the basis of liability under, any Environmental Law, including all substances identified under any Environmental Law as a pollutant, contaminant, waste, solid waste, hazardous waste, hazardous constituent, special waste, hazardous substance, hazardous material, or toxic substance, or petroleum or petroleum derived substance or waste.

"Indebtedness for Borrowed Money" means for any Person, without duplication, (i) all obligations of such Person (including without limitation all fees, costs or unpaid accrued interest) for or with respect to borrowed money or for the deferred purchase price of property or services (other than accounts payable in the ordinary course of business),
(ii) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to any property acquired by such Person and all obligations created or arising under such agreement even though the rights and remedies of the seller or lender thereunder are limited to repossession or sale of such property in the event of default, (iii) all obligations of such Person under leases which shall have been or should be recorded as capitalized leases, (iv) all guaranties and other obligations (contingent or otherwise) of such Person to assure a creditor against loss (including, without limitation, letters of responsibility or comfort letters, arrangements to purchase or repurchase property or obligations (other than repurchase arrangements with respect to boats, motors or boat/motor/trailer (or any combination thereof) packages permitted in accordance with Section 6.08), pay for property, goods or services whether or not delivered or rendered, maintain working capital, equity capital or other financial statement condition of, or lend or contribute to or invest in, any such Person) in respect of obligations of any other Person, which guaranties and other obligations exceed in the aggregate at any one time Twenty Million Dollars ($20,000,000), (v) all endorsements of such Person (other than, in the case of instruments, for deposit or collection in the ordinary course of business), and (vi) all indebtedness secured by any Lien on any property owned by such Person, whether or not such Person has assumed or become liable for the payment thereof. In calculating the amount of Indebtedness for Borrowed Money, there shall be no double counting of obligations of Subsidiaries which are guaranteed by the Company.

"Indemnified Party" has the meaning specified in Section 9.12.

"Interest Expense" means all accrued interest paid or payable by the Company and its Consolidated Subsidiaries.

"Interest Payment Date" means the last day of each Interest Period or the day specified in accordance with Section 2.04(c).

"Interest Period" means

(a) for Reference Rate Advances, the period requested by the Company, commencing on the date of the relevant Borrowing and ending up to ninety
(90) days thereafter;

(b) for Absolute Rate Loans, the period requested by the Company, commencing on the date of the relevant Borrowing and ending not less than fourteen (14) days and up to two hundred seventy (270) days thereafter;

(c) for Eurodollar Advances, Optional Currency Advances or LIBOR Loans, the period requested by the Company, commencing on the date of the relevant Borrowing and ending one (1), two (2), three (3) or six (6) months thereafter; and

(d) for CD Rate Advances, the period requested by the Company, commencing on the date of the relevant Borrowing and ending thirty (30), sixty (60), ninety (90) or one hundred eighty (180) days thereafter; provided, however, that:

(i) If any Interest Period would end on a day not a Banking Day, it shall end on the next succeeding Banking Day, except that with respect to Eurodollar Advances, Optional Currency Advances and LIBOR Loans, if the next succeeding Banking Day would fall in the next calendar month, the Interest Period shall end on the Banking Day immediately preceding the last day of such Interest Period but for such change; and

(ii) Any Interest Period which would otherwise extend beyond the Termination Date shall end on the Termination Date.

"Investment" means (a) any loan, advance, extension of credit (other than in the ordinary course of business to trade customers) or contribution of capital by the Company or any Subsidiary to any Person or the purchase by the Company or any Subsidiary of any Person's notes, stock, bonds or other securities, (b) advances by the Company or any Subsidiary to employees of a Person other than in the ordinary course of business for the purpose of defraying travel, relocation or business expenses, and (c) any contribution of capital or property or services contributed or committed to be contributed by a Person in connection with the purchase of debt or equity interests or other ownership interests.

"Issuance Date" means, with respect to any Facility Letter of Credit, the date on which such Facility Letter of Credit is issued hereunder.

"Issuer" means, with respect to any Facility Letter of Credit, any Bank which has issued a Facility Letter of Credit pursuant to the Letter of Credit Facility, and its successors and assigns.

"Issuer's Fee" is defined in Section 2.20(g).

"Lending Branch" means, with respect to a Bank or the Agent, any office, branch, subsidiary or affiliate of such Bank or the Agent.

"Letter of Credit Facility" means the Letter of Credit Facility provided in
Section 2.20.

"Letter of Credit Fee" means, with respect to any Facility Letter of Credit on the Issuance Date thereof, a fee equal to the product of (a) the applicable percentage set forth in Section 2.20(g) times (b) the maximum face amount of such Facility Letter of Credit.

"Letter of Credit Request" is defined in Section 2.20(c).

"LIBOR" means, for each Interest Period in respect of Eurodollar Advances, LIBOR Loans or Optional Currency Advances, the rate of interest determined by the Agent to be the applicable London interbank offered rate for deposits in Dollars or the applicable Optional Currency appearing on the Bloomberg System Money Market Function (page LR) as of 11:00 a.m. (London time) two Banking Days prior to the first day of such Interest Period and having a maturity equal to such Interest Period. If no London interbank offered rate of such maturity then appears on Bloomberg Page LR, the LIBOR shall be equal to the London interbank offered rate for deposits in Dollars or the applicable Optional Currency having a maturity immediately before or immediately after the maturity of such Interest Period, whichever is higher, as determined by the Agent from Bloomberg Page LR.

"LIBOR Loan" means a Bid Loan for which interest is calculated with reference to LIBOR.

"Lien" means any mortgage, pledge, security interest, encumbrance, lien or charge of any kind (including any agreement to provide any of the foregoing), any conditional sale or other title retention agreement or any lease in the nature thereof, any filing or agreement to file a financing statement as debtor under the Uniform Commercial Code on any property leased to any Person under a lease which is not in the nature of a conditional sale or title retention agreement, or any subordination arrangement in favor of another Person.

"Majority Banks" means Banks whose Commitments equal at least sixty-six and two-thirds percent (66-2/3%) of the Aggregate Commitments, provided that at any time after the Advances have been accelerated and the Commitments terminated pursuant to Article VII, "Majority Banks" shall mean Banks whose aggregate proportionate interest in the outstanding Advances, Bid Loans and Facility Letters of Credit constitute at least sixty-six and two-thirds percent (66-2/3%) of the outstanding Advances, Bid Loans and Facility Letters of Credit.

"Margin" means the percentage points above or below LIBOR quoted by a Bank for a LIBOR Loan pursuant to Section 2.18.

"Margin Stock" has the meaning ascribed to it in Regulation U of the Board of Governors of the Federal Reserve System.

"Minimum Amount" initially means $10,000,000, such amount to be increased by an amount equal to the aggregate amount of dividends payable during a fiscal year on all new shares of capital stock issued by the Company after October 1, 1994 (at the dividend rate in effect on October 1, 1994), net of any shares retired after that date.

"Moody's" means Moody's Investors Service, Inc.

"Net Income" means the amount shown on the income statement of a Person as its "net earnings (loss)."

"Net Proceeds" means the cash proceeds realized from the sale or from any sale and leaseback transaction (after deducting all applicable taxes and the reasonable costs of such sale) of any property (excluding receivables) owned by the Company or any Consolidated Subsidiary (other than sales of inventory in the ordinary course of business and the sale of worn-out or obsolete equipment no longer useful or needed in the operation of its business) or the sale of any common or preferred stock of the Company.

"Notes" means, collectively, the Competitive Bid Notes and the Committed Notes; and "Note" means any one of the Notes.

"Optional Currency" means Deutschemarks, Canadian dollars, Belgian francs or Australian dollars, which are freely transferable and convertible into Dollars and the deposits of which are traded in the London interbank market and which are disbursed by a Bank outside the Federal Republic of Germany, Canada, the Kingdom of Belgium or the Commonwealth of Australia, respectively.

"Optional Currency Advance" means any Advance denominated in an Optional Currency for which interest is calculated with reference to LIBOR.

"Original Dollar Amount" means in relation to any Optional Currency Advance, at any time any determination thereof is made, the amount in Dollars which would have been outstanding if such Optional Currency Advance had first been disbursed and remained denominated in Dollars (taking into account any partial repayments thereof) calculated at the spot rate of exchange for the purchase of Dollars with the relevant Optional Currency quoted by First Chicago at approximately 11:00 a.m. (London time) two (2) Banking Days prior to the disbursement date of such Optional Currency Advance.

"PBGC" means the Pension Benefit Guaranty Corporation created under Section 4002 (a) of ERISA or any successor thereto.

"Percentage Share" means, as to any Bank, at any time, such Bank's percentage share of the Aggregate Commitment of all the Banks, as set forth opposite such Bank's name under the heading "Percentage Share" on the signature pages hereof as such percentage may be modified from time to time in connection with any assignment of the Commitment of such Bank in accordance with the terms hereof.

"Permitted Liens" means

(a) Liens for taxes not yet due or which are being actively contested in good faith by appropriate proceedings and for which adequate reserves have been established if required by GAAP;

(b) other Liens incidental to the conduct of the business of the Company and its Consolidated Subsidiaries or the ownership of their respective property and assets which were not incurred in connection with the borrowing of money or the obtaining of advances or credit, and which do not in the aggregate materially detract from the value of such property or assets or materially impair the use thereof in the operation of the Company's and its Subsidiaries' business;

(c) Liens on property or assets of a Subsidiary to secure obligations of such Subsidiary to the Company or another Subsidiary;

(d) For one hundred eighty (180) days after the closing date of any Acquisition or any Investment, Liens existing at the time of such Acquisition or such Investment (and not created in contemplation of such Acquisition or such Investment) in favor of Persons other than the Banks on the inventory and accounts receivable of the Person acquired;

(e) any Liens on the Fixed Assets of a Person existing at the time such Person becomes a Subsidiary, or existing Liens on Fixed Assets acquired by a Subsidiary, whether or not such Liens are assumed by the Company or a Subsidiary, or Liens on any Fixed Assets acquired, constructed or improved by the Company or any Subsidiary after the date hereof and created contemporaneously with or no more than one hundred twenty (120) days after the acquisition, construction or improvement to secure or provide for all or a portion of the purchase price of such Fixed Assets or for such construction or improvement if such Liens do not extend to other property of the Company or any Subsidiary (except to unimproved real property on which the construction or improvement is located) and the aggregate amount of Indebtedness for Borrowed Money or other obligations secured thereby does not exceed an aggregate amount of Ten Million Dollars ($10,000,000) at any time;

(f) any Lien renewing or extending any Lien permitted by clause (e) above, provided that the principal amount of the obligations secured is not increased beyond the original principal amount of the obligations secured by such Lien, such principal amount secured does not include any capitalization of interest, and the Lien is not extended to other property;

(g) Liens in favor of the United States of America, resulting from acceptance of progress or partial payments in the ordinary course of business under government contracts or subcontracts thereunder;

(h) other Liens provided that the sum of (i) the aggregate principal amount of Indebtedness for Borrowed Money of the Company and its Subsidiaries secured by Liens permitted by this clause (h) plus (ii) the present value of all rental payments (discounted at the rate of 9% per annum compounded semi-annually) arising from a sale and leaseback transaction permitted in
Section 6.04(c) owed by the Company and its Subsidiaries does not exceed at any time an amount equal to five percent (5%) of the Tangible Net Worth of the Company and its Subsidiaries on a consolidated basis; and

(i) Liens incurred in connection with sales of receivables permitted by
Section 6.04 (h).

"Person" means an individual, a corporation, a partnership, an association, a trust or any other entity or organization, including a governmental or political subdivision or an agent or instrumentality thereof. "Plan" means any defined benefit plan maintained or contributed to by the Company or any Subsidiary or by any trade or business (whether or not incorporated) under common control with the Company or any Subsidiary as defined in Section 4001(b) of ERISA and insured by the PBGC under Title IV of ERISA.


"Reference Rate" means the higher of:

(a) the rate of interest announced from time to time by First Chicago in Chicago, Illinois, as its corporate base rate, which is a rate set by First Chicago based upon various factors and

(b) the Federal Funds Rate plus one-half of one percent (1/2%).

"Reference Rate Advance" means an Advance for which interest is calculated with reference to the Reference Rate.

"Refunding Advance" means an Advance which, after application of the proceeds thereof, results in no net increase in the outstanding principal amount of the Advances of any Bank, and "Refunding Borrowing" means a Borrowing having the same result.

"Reimbursement Obligations" means, at any time, the aggregate of the obligations of the Company to the Issuers and the Banks in respect of all unreimbursed payments or disbursements made by an Issuer and the Banks under or in respect of the Facility Letters of Credit.

"Reportable Event" shall be as defined in ERISA.

"Restricted Payments" shall mean: (i) every dividend or other distribution paid by the Company or any Subsidiary on or in respect of any class of the capital stock of the Company or any Subsidiary, and (ii) every payment by or on behalf of the Company or any Subsidiary in connection with the redemption, purchase, retirement or other acquisition of any shares of the capital stock of the Company or any Subsidiary; but excluding, however, from the foregoing every dividend, distribution or other payment to the extent payable in shares of the capital stock of the Company or any Subsidiary. For purposes of this definition, "capital stock" shall include warrants and other rights and options to acquire shares of capital stock.

"Restricted Payment Date" means the date a Restricted Payment is paid.

"Revolving Credit Facility" means the credit facility provided in Section
2.01(a).

"Shareholder Rights Plan" means the Company's Amended and Restated Rights Plan dated as of June 12, 1986 as amended and restated as of September 6, 1990.

"Significant Subsidiary" means (a) the Subsidiaries of the Company listed on Schedule 2 hereto and any additional schedules provided pursuant to this paragraph and (b) any other Subsidiary of the Company, the assets, revenues, or Tangible Net Worth of which during the two (2) fiscal quarters immediately preceding any date of calculation thereof is equal to or greater than five percent (5%) of the corresponding assets or revenues or the Tangible Net Worth of the Company and its Consolidated Subsidiaries, on a consolidated basis (which subsidiaries shall be listed on additional schedules delivered by the Company to the Agent from time to time).

"Standard & Poor's" means Standard & Poor's Ratings Group, a division of McGraw - Hill, Inc.

"Subsidiary" means any corporation in which the Company owns, directly or indirectly, more than fifty percent (50%) of the total voting securities thereof, irrespective of whether or not the stock of any class shall or might have voting power by reason of any contingency, or which the Company otherwise controls.

"Tangible Net Worth" means, without duplication, total shareholders' equity in the Company and its Consolidated Subsidiaries (excluding treasury stock, sinking fund payments required to be made prior to the Termination Date of this Agreement, and that portion of any redeemable preferred stock which has a mandatory redemption date prior to the Termination Date of this Agreement) less (a) all items that would be treated as intangibles under GAAP, including, without limitation, the net book value of goodwill, patents, trademarks, trade names, copyrights, licenses, deferred charges, leasehold conversion costs, unamortized debt discount, franchise rights, and non-compete agreements, but excluding foreign currency translation adjustments required by the Statement of the Financial Accounting Standards Board #52, (b) any Investments in the form of credit extensions to stockholders, directors or employees of the Company or its Subsidiaries and, plus (c) from and after the date such charge is reported in the Company's financial statements, an amount, not to exceed $109,000,000 at any time, equal to the amount of non-cash charges, net of any tax benefits taken, related to retiree medical benefits.

"Termination Date" means the earliest to occur of

(a) December 31, 1997, or such later date to which the Termination Date is extended pursuant to Section 2.21 hereof,

(b) the date on which, prior to the date set forth in (a) above, the Credit terminates in accordance with a notice to that effect given to the Agent by the Company pursuant to Section 2.13, and

(c) the date on which the Credit is terminated or accelerated pursuant to
Article VII.

"Value Date" means the date an Advance or Bid Loan is to be disbursed to the Company.

1.02. Financial Standards. All financial computations required under this Agreement shall be made, and all financial information required under this Agreement shall be prepared, in accordance with GAAP. If generally accepted accounting principles are modified by the Financial Accounting Standards Board subsequent to the Closing Date and prior to the Termination Date, then for purposes of this Section 1.02, such modified generally accepted accounting principles shall be the generally accepted accounting principles which are required to be consistently applied.

                                  ARTICLE II

                                  THE CREDIT

2.01.  Credit.

(a) The Revolving Credit Facility. From the Closing Date to but excluding the Termination Date, each Bank, severally, will make available to the Company Advances in Dollars and any available Optional Currency in an amount equal to such Bank's Percentage Share of the Aggregate Available Commitment (without regard to such Bank's outstanding Bid Loans); provided that the Original Dollar Amount of the aggregate outstanding Optional Currency Advances denominated in Australian dollars and Belgian francs, respectively, may not exceed Fifty Million Dollars ($50,000,000) on any date of disbursement of any such Optional Currency Advance; provided that in no event may the total amount of Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances) plus Bid Loans for all Banks outstanding under this Agreement plus Facility Letter of Credit Obligations for all Banks exceed at any time the then effective Aggregate Commitment.

If at any time the total amount of Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances) plus Bid Loans for all Banks outstanding under this Agreement plus Facility Letter of Credit Obligations for all Banks exceeds the maximum available amount set forth above, the Company shall promptly prepay the excess thereof plus accrued interest thereon to the Agent for the account of the Banks.

(b) Minimum Amounts. Each Borrowing under this Section 2.01 shall be in a minimum amount of

(i) Five Million Dollars ($5,000,000) in respect of Reference Rate Advances and in integral multiples of One Million Dollars ($1,000,000) in excess thereof, and

(ii) Five Million Dollars ($5,000,000) in respect of Fixed Rate Advances or Optional Currency Advances, and in integral multiples of One Million Dollars ($1,000,000) in excess thereof for all Advances denominated in Dollars or the Equivalent Amount of the foregoing in an Optional Currency or an integral multiple of One Million Australian dollars, Canadian dollars, Belgian francs or Deutschemarks, as the case may be.

(c) Reborrowing. The Credit is a revolving credit and, prior to the Termination Date, the Company may borrow, repay and reborrow amounts repaid up to the then Aggregate Available Commitment of the Banks.

2.02.  Requests for Advances.
(a) Advances shall be made available to the Company upon the irrevocable request of the Company received by the Agent, specifying: (i) the date of the Borrowing, which shall be a Banking Day; (ii) the amount of the Borrowing; (iii) whether the Advances are to be Reference Rate Advances, Eurodollar Advances, CD Rate Advances or Optional Currency Advances; (iv) the Original Dollar Amount (when such quotation is available, but in any event prior to disbursement) of any requested Optional Currency Advance;
(v) the Interest Period therefor; and (vi) the bank and the account where the funds to be borrowed are to be made available to the Company. Such request must be received by the Agent at its address for notices by the time specified in Section 2.10(b) not less than

(A) the day such Advance is to be made, with respect to Reference Rate
Advances,

(B) two (2) Banking Days, with respect to CD Rate Advances,

(C) three (3) Banking Days, with respect to Eurodollar Advances and

(D) four (4) Banking Days, with respect to Optional Currency Advances,

prior to the date of the Borrowing.

(b) Each Bank agrees that it will make the funds which it is to advance hereunder available to the Agent at the Agent's Domestic Lending Branch not later than 1:00 p.m., Chicago time, or at the locations specified on
Schedule 1 attached hereto with respect to Advances in an Optional Currency not later than 11:00 a.m., local time, on the date of disbursement of Advances, upon receipt of notice from the Agent as follows:

(i) not later than 11:00 a.m. (Chicago time) on the date of a Borrowing with respect to Reference Rate Advances;

(ii) two (2) Banking Days prior to the date of a Borrowing with respect to CD Rate Advances;

(iii) three (3) Banking Days prior to the date of a Borrowing with respect to Eurodollar Advances; and

(iv) four (4) Banking Days prior to the date of a Borrowing with respect to Optional Currency Advances.

The Agent will thereupon advance to the Company the amount so received from the Banks unless the Agent, after notice is given to the Company, shall determine that any condition precedent applicable to the Borrowing set forth in Section 3.01 or 3.02 shall not be fulfilled as of the date of such Borrowing.

(c) Each request for a Borrowing may be made by telephone (immediately confirmed by telecopy on the same Banking Day) or by telecopy or by telex, confirmed by letter sent not later than one (1) Banking Day thereafter.
(d) Each Borrowing under Section 2.01 shall be made on a pro rata basis from the Banks. Subject to Section 2.16(b), all Advances that are part of the same Borrowing shall bear the same Base Rate.

(e) (i) With respect to any Fixed Rate Advance or an Optional Currency Advance, a notice of Borrowing shall be irrevocable and the Company shall be obliged to accept the Advance requested. If notwithstanding the notice of Borrowing, the Advance is not disbursed to the Company on the date specified in such notice by reason of any of the conditions set forth in
Article III not having been satisfied, the Company shall indemnify and hold harmless each Bank, by payment in Dollars or the currency specified in the relevant notice of Borrowing as the Agent shall stipulate immediately upon demand, from and against any losses, costs and expenses (including reasonable legal expenses) which it has sustained or incurred as a consequence of the Advance not being advanced on such date, including (but not limited to) all losses, premiums and penalties incurred in liquidating or reemploying deposits made by third parties or funds acquired or arranged to effect or maintain the Advance or any part thereof. The certificate of a Bank, signed by an authorized officer, as to the amount of any losses, costs or expenses payable to it under this Section 2.02(e)(i) shall, in the absence of manifest error, be conclusive and binding upon the Company.

(ii) Subject to Sections 2.16 and 2.17, the Agent shall promptly confirm by telecopy or telex to the Company that Eurodollars or the Optional Currency requested by the Company is available and notify the Company of the sum in the relevant Optional Currency which will represent the Optional Currency Advance to be made available to the Company during the Interest Period to which the notice of Borrowing relates.

(iii) If Eurodollars or the Optional Currency requested by the Company is not available to any Bank, such Bank shall promptly so notify the Company and the Agent and the Bank shall consult with the Company and the Agent as to the currency in which the Advance is to be disbursed, provided, however, that in the case of renewal of an Advance, the provisions of Section 2.05 shall apply.


2.03.     Evidence of Credit Extensions.

(a) The total of each Bank's Advances shall be evidenced by a Committed Note, executed by the Company, payable to the order of such Bank in the amount of its Commitment, dated the Closing Date and providing for the payment of principal and interest in accordance with the terms of this Agreement. Each Bank's Bid Loans shall be evidenced by a Competitive Bid Note, executed by the Company, payable to the order of such Bank and providing for the payment of principal and interest on Competitive Bid Loans in accordance with the terms of this Agreement. Each Bank shall record Advances and Bid Loans and principal payments thereof on the grid attached thereto or, at the option of each Bank, in its records, and the Bank's record thereof shall be conclusive absent manifest error. Notwithstanding the foregoing, the failure to make, or an error in making, a notation with respect to any Advance or Bid Loan shall not limit or otherwise affect the obligation of the Company hereunder or under any Note.

(b) Each Bank's proportionate interest in each Borrowing and each payment by the Company to such Bank under this Agreement and the Notes shall be made to the Agent for the account of such Bank. Each Bank may designate any of its branches as its Eurodollar Lending Branch or Optional Currency Lending Branch for purposes of this Agreement. By written notice to the Agent and the Company, a Bank may change the designation of any of its Lending Branches. All payments to the Agent shall be made at the locations specified on Schedule 1 hereto with respect to the relevant currency.

2.04.     Computation of and Payment of Interest.

(a) The outstanding principal balance of each Advance shall bear interest to but excluding the last day of the Interest Period therefor at a rate per annum equal to the Base Rate selected by the Company plus the Applicable
Margin set forth below for each Base Rate, which corresponds to the lower of the most recently published final Standard & Poor's or Moody's rating for the Company's senior long-term unsecured public debt (without credit enhancement) in effect four (4) Banking Days before the applicable date of
Borrowing:
                                    Reference Rate        LIBOR Rate     CD Rate

Equal to or Better
than BBB and Baa2                          0%                 .30%         .425%

Equal to or Better
than BBB- and Baa3                         0%                 .40%         .525%

Equal to or Better
than BB+ and Ba1
                                           0%                 .70%         .825%

Equal to or Better
than BB
and Ba2                                    0%                 .90%        1.025%

Lower than BB
or Ba2                                   .25%                1.00%        1.125%


(b) If no senior long-term unsecured public debt rating (without credit enhancement) for the Company from Standard & Poor's or Moody's is in effect at the relevant time, the outstanding principal amount of each Advance shall bear interest as set forth in the bottom row in subclause (a) above.

(c) The Company shall pay interest on the principal amount of each Advance and Bid Loan on the Interest Payment Date relating to such Advance and Bid Loan and, with respect to each Advance or Bid Loan having an Interest Period in excess of three (3) months or ninety (90) days, as the case may be, the Company shall also pay interest on the Banking Day falling three
(3) months or ninety (90) days, respectively, after the Borrowing date. Interest on any Optional Currency Advance shall be calculated and paid in the relevant Optional Currency.

2.05. Payment of Principal. The Company will repay Advances to the Agent for the account of each Bank and in the currency of such Advances on the last day of the Interest Period for such Advances; provided, however, that, if a Borrowing is made on an Interest Payment Date for Advances being repaid, the Company may pay to the Agent for the account of the Banks only the amount by which the repayment of maturing Advances exceeds the amount reborrowed, and the Agent and each Bank shall apply the amount reborrowed to repay the maturing Advances, disbursing to the Company only any excess proceeds.

2.06.     (Intentionally Omitted).

2.07. Facility Fee. (a) For the period from the Closing Date to but excluding the Termination Date, the Company shall pay to the Agent for the account of the Banks a facility fee at a rate per annum equal to the percentage set forth below of the Aggregate Commitment for the lower of the most recently published final Standard & Poor's or Moody's rating of the Company's senior long-term unsecured public debt (without credit enhancement) in effect on the last day of the then ending fiscal quarter of the Company. The facility fee shall be due quarterly in arrears, and each payment shall be made within five (5) days following the end of each calendar quarter, and the last payment shall be due and paid on the Termination Date. The applicable rate shall be the rate set forth below:

Equal to or   Equal to or       Equal to or    Equal to or
Better than   Better than       Better than    Better than     Lower than
BBB and Baa2  BBB- and Baa3     BB+ and Ba1    BB and Ba2      BB or Ba2

.20%         .25%               .30%           .35%            .50%

(b) If no senior long-term unsecured public debt rating (without credit enhancement) for the Company from Standard & Poor's or Moody's is in effect at the relevant time, the facility fee shall be the amount set forth in the furthest right-hand column in sub-clause (a) above.

2.08. Agent's and Co-Agent's Fees. The Company shall pay to the Agent and the Co-Agent agency fees, administration fees and such other fees in such amounts and at such times as may be agreed upon by the Company and the Agent and the Company and the Co-Agent in writing from time to time.

2.09.  Computations of Interest and Fees; Banking Day.

(a) All computations of interest and commissions under this Agreement shall be made on the basis of

(i) a year of three hundred sixty-five (365) or three hundred sixty-six
(366), as the case may be, days and actual days elapsed with respect to Reference Rate Advances; and

(ii) a year of three hundred sixty (360) days and actual days elapsed with respect to Fixed Rate Advances, Optional Currency Advances, Absolute Rate Loans and LIBOR Loans. Interest shall accrue on any principal balance outstanding from and including the date of a Borrowing to but excluding the date on which such principal balance is repaid.

(b) All computation of fees under this Agreement shall be made on the basis of a year of three hundred sixty-five (365) or three hundred sixty-six
(366) days, as the case may be, and actual days elapsed.

2.10.  Late Payment; Date of Receipt of Notices.
(a) If any sum of principal or, to the extent permitted by law, interest in respect of any Borrowing is not paid when due, whether by acceleration or otherwise, the Company will, on demand, pay interest thereon from its due date until paid in full at a rate per annum equal to two percent (2%) in excess of the sum of the Reference Rate and the Applicable Margin.

(b) All notices given by the Company to the Agent and received by the Agent after

(i) 10:00 a.m., Chicago time, on a Banking Day in respect of Reference Rate Advances,

(ii) 10:00 a.m., Chicago time, on a Banking Day, in respect of Fixed Rate Advances or Optional Currency Advances, and

(iii) 10:00 a.m., Chicago time, on a Banking Day, in respect of LIBOR Loans or Absolute Rate Loans,

shall be deemed received on the next Banking Day.

2.11.     Method of Payment; Mistakes.

(a) Each payment of principal, interest and other sums due under this Agreement shall be made without set-off or counterclaim in Dollars or the relevant Optional Currency in immediately available funds (or such other funds having similar availability as the Agent may reasonably require) on a Banking Day not later than 12:00 noon, Chicago time. All sums received after such time shall be deemed received on the next Banking Day. Any payment due on a day that is not a Banking Day shall be made on the next Banking Day, subject to the practices of the London interbank market. All payments to the Agent shall be made at the locations specified on Schedule 1 hereto with respect to the relevant currency.

(b) Payment of all sums under this Agreement shall be made by the Company to the Agent for the account of the Banks, and the Agent shall promptly distribute to each Bank its share of such payments by wire transfer of immediately available funds.

(c) Unless the Agent shall have been notified by telephone (confirmed in writing, by telex or telecopy), by any Bank prior to a Borrowing date, that such Bank will not make available to the Agent such Bank's pro rata share of such Borrowing or drawing under a Facility Letter of Credit, the Agent may (but shall not be required to) assume that such Bank has made such amount available to the Agent and, in reliance thereon, may make available to the Company or the Issuer a corresponding amount. If such Bank makes its pro rata share of a Borrowing or drawing under a Facility Letter of Credit available to the Agent after a Borrowing date, such Bank shall pay to the Agent on demand an amount equal to the product of (i) the daily average Federal Funds Rate from and including the Borrowing date to but excluding the date such Bank's pro rata share of the Borrowing or drawing under a Facility Letter of Credit was made available to the Agent (the "Out of Funds Period") multiplied by (ii) an amount equal to such Bank's pro rata share of the Borrowing or drawing under a Facility Letter of Credit multiplied by (iii) the number of days in the Out of Funds Period. A certificate signed by an authorized officer of the Agent submitted to any Bank with respect to any amounts owing under this subsection (c) shall be conclusive in the absence of manifest error. If such amount is not in fact made available to the Agent by such Bank within one (1) Banking Day after a Borrowing date, the Agent shall be entitled to recover such amount, with interest thereon at the rate per annum then applicable to such Borrowing or drawing under a Facility Letter of Credit, on demand from the Company, without prejudice to the Agent's and the Company's rights against such defaulting Bank.

(d) Unless the Agent shall have been notified by telephone (confirmed in writing or by telex or telecopy) by the Company, prior to any date on which a payment is due hereunder, under the Notes or on a Facility Letter of Credit, that the Company will not make the required payment on such date, the Agent may (but shall not be required to) assume that the Company will make such payment to the Agent and, in reliance upon such assumption, may make available to each Bank the amount due to it on such date. If such amount is not in fact paid to the Agent by the Company within one (1) Banking Day after such payment is due, the Agent shall be entitled to recover from each Bank the amount paid to it by the Agent, together with interest thereon in the amount equal to the product of (i) the daily average Federal Funds Rate from and including the payment date to but excluding the date the payment was made available to the Agent (the "Out of Funds Period") multiplied by (ii) an amount equal to such Bank's pro rata share of the total amount paid by the Agent multiplied by (iii) the number of days in the Out of Funds Period. A certificate signed by an authorized officer of the Agent submitted to any Bank with respect to any amounts owing under this subsection (d) shall be conclusive in the absence of manifest error.

2.12.     Optional Prepayment; Funding Losses on Any Prepayment.

(a) The Company shall not prepay all or any part of the Bid Facility. The Company may, without premium or penalty, at any time prepay all or any part of the Revolving Credit Facility as follows, together with accrued and unpaid interest on the amount prepaid to but excluding the date of payment:

(i) in a minimum amount of Five Million Dollars ($5,000,000) and upon written notice received by the Agent at least one (1) Banking Day prior to the date of payment with respect to Reference Rate Advances;

(ii) in a minimum amount of Ten Million Dollars ($10,000,000) and upon written notice received by the Agent at least two (2) Banking Days prior to the date of payment with respect to CD Rate Advances; and

(iii) in a minimum amount of Ten Million Dollars ($10,000,000) (or the Equivalent Amount thereof in an Optional Currency) and upon written notice received by the Agent at least three (3) Banking Days prior to the date of payment with respect to Eurodollar Advances and Optional Currency Advances.

(b) Notwithstanding Section 2.12(a), if the Company repays or prepays Bid Loans, Optional Currency Advances or Fixed Rate Advances on a date other than the last day of an Interest Period, the Company shall pay, on demand by each Bank, such amount (as determined by such Bank) as is required to compensate such Bank for any additional losses, costs or expenses which such Bank may reasonably incur as a result of such payment, including, without limitation, any loss, costs or expense (including a loss of profit) incurred by reason of the liquidation or re-employment of deposits or other funds acquired by such Bank to fund or maintain such Bid Loan, Optional Currency Advance or Fixed Rate Advance. A Bank's written statement to the Company, signed by an authorized officer, of the amount owed in respect of this subsection shall be conclusive evidence, absent manifest error, of the amount to be paid.

2.13. Reduction or Termination of Commitments. Upon at least three (3) Banking Days' notice to the Agent and on the last day of an Interest Period, the Company may reduce the Commitments from time to time in whole or in part in an aggregate amount not less than Ten Million Dollars ($10,000,000) and integral multiples of One Million Dollars ($1,000,000) in excess thereof or may terminate the Commitments, and thereafter, if the Commitments are reduced, the computation of any facility fees shall be based upon such reduced Commitments; provided, however, that the Commitments may not at any time be reduced by the Company if the reduced Commitments would be less than the amount outstanding hereunder, under the Notes and the aggregate Facility Letter of Credit Obligations for all Banks on the date of reduction. Any optional reduction of a portion of the Commitments or termination shall not be reinstated.

2.14.     Taxes.

(a) All payments or reimbursements under this Agreement and any instrument or agreement required hereunder shall be made free and clear of and without deduction for any taxes, fees or other charges of any nature whatsoever imposed by any taxing authorities.

(b) The Company agrees to pay on behalf of each Bank directly to the appropriate Governmental Authority, or to reimburse each Bank for the cost of, any or all taxes or other duties which may be imposed by any Governmental Authority with respect to the Credit, except such taxes (including income taxes or franchise taxes of any taxing jurisdiction) as are imposed on or measured by each Bank's net income or receipts. Each Bank which is organized outside the United States shall deliver to the Company such certificates, documents, or other evidence as the Company may reasonably require from time to time as are necessary to establish that such Bank is not subject to withholding under Section 1441 or 1442 of the Code, or comparable successor provisions, because payments of interest to such Bank are effectively connected with the conduct of such Bank of a trade or business in the United States or exempt from United States tax under provision of an applicable tax treaty.

(c) If the Company is legally prohibited from complying with subparagraph
(a) or (b), payments due to any such Bank under this Agreement and any instrument or agreement required hereunder shall be increased so that, after provisions for taxes and all taxes on such increase, the amounts received by such Bank will be equal to the amounts required under this Agreement and any instrument or agreement required hereunder if no taxes were due on such payments.

(d) The Company shall confirm that all such taxes or duties have been paid by sending official tax receipts, or notarized copies thereof, to the Agent within thirty (30) days after the due date for each payment of any such tax or duty.

(e) Each Bank will use its best efforts to notify the Company of any taxes subject to this provision of which it has knowledge.

2.15. Reserves, Etc. (a) The Company shall reimburse or compensate each Bank for all costs incurred, losses suffered (including lost profit) or payments made by such Bank which are applied or allocated by such Bank to its Eurodollar Advances, Optional Currency Advances, LIBOR Loans, its Commitment hereunder or the Facility Letters of Credit (all as determined by such Bank in good faith and in its sole and absolute discretion) by reason of:

(i) any and all present or future reserve, deposit or similar requirements against (or against any class of or change in or in the amount of) assets or liabilities of such Bank; or

(ii) compliance by such Bank with any directive, requirement or request from any regulatory authority, whether or not having the force of law.

(b) Capital Adequacy. If, after the date hereof, any Bank shall have determined that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Lending Branch) with any direction, requirement, or request regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and such Bank (taking into consideration such Bank's policies with respect to capital adequacy and such Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of such Bank's obligations under this Agreement, then, upon demand by such Bank, the Company shall immediately pay to such Bank, from time to time as specified by such Bank, additional amounts sufficient to compensate such Bank for such increase.

(c) Payment of such sum pursuant to Section 2.15(a) or (b) shall be made by the Company to any Bank making demand hereunder not later than ten (10) days after any such demand is made. A certificate of any Bank, signed by an authorized officer claiming compensation under this Section and setting forth the additional amount or amounts to be paid to it and explaining the manner in which such amount was determined shall be conclusive evidence of the amount to be paid, absent manifest error. Demand for payment of any amount pursuant to Section 2.15(a) shall be made within thirty (30) days after the end of the Interest Period for the Advance or Bid Loan against which such cost, loss or payment is incurred. Payment shall not be demanded by any Bank pursuant to Section 2.15(b) for any portion of any period prior to forty-five (45) days before the date of such demand for which such Bank's capital is required to be increased.

(d) At any time and from time to time if the Company shall receive a demand or request for payment from a Bank under Section 2.15(b), the Company may elect to terminate or replace any such Bank and thereby terminate the rights and obligations of such Bank, under this Agreement by doing any one of the following within forty-five (45) days of receipt of the demand or request:

(i) the Company may, provided no Default or Event of Default then exists and upon three Banking Days prior notice to such Bank (with a copy to the Agent), and if such notice is given the Company shall, prepay in full all Advances (if any) and Bid Loans then owing to such Bank together with accrued interest thereon and all fees and other amounts payable to such Bank by the Company hereunder (including but not limited to any increased costs or additional amounts and any taxes, incurred by such Bank prior to the effective date of such prepayment) and terminate the Commitment of such Bank in full. If the Commitment of any Bank shall be so terminated, the Company may (without the consent of, but upon notice to, the Agent and the other Banks), request another Bank or Banks or designate another bank to replace such Bank and to assume all or part of the terminated Commitment pursuant to documentation which shall be reasonably satisfactory to the Agent and under which the assuming bank shall undertake, to the extent of the portion of the terminated Commitment assumed by it, to assume the rights and undertake the obligations of a Bank hereunder as though the assuming bank had initially been a party hereto.

(ii) The Company may request such Bank (with a copy to the Agent) to, and such Bank will, if requested by the Company, unless a Default or an Event of Default shall have occurred and shall be continuing, assign to one or more financial institutions in accordance with Section 9.04 (excluding, however, the 20% retention requirement in Section 9.04(a)) all Advances and Bid Loans then owing to such Bank and all rights and obligations hereunder, provided that (A) each such assignment shall be either an assignment of all of the rights and obligations of the assigning Bank under this Agreement or an assignment of a portion of such rights and obligations made concurrently with another such assignment or assignments which together cover all of the rights and obligations of the assigning Bank under this Agreement, and (B) no Bank shall be obligated to make any such assignment as a result of a demand by the Company pursuant to this Section 2.15(d) unless and until such Bank shall have received one or more payments from either the Company or one or more assignees in an aggregate amount at least equal to the aggregate outstanding principal amount of the Advances and Bid Loans owing to such Bank, together with accrued interest thereon to the date of payment of such principal amount and all fees and other amounts payable to such Bank under this Agreement (including but not limited to any increased costs or additional amounts and any taxes, incurred by such Bank prior to the effective date of such assignment and any reasonable costs, expenses and attorneys' fees (including without limitation the reasonable allocated cost of staff counsel) incurred in connection with making such assignment). Without prejudice to the survival of any other agreement of the Company hereunder, the agreements of the Company contained in Sections 2.10, 2.12, 2.14, 2.15 and 2.18 shall survive for the benefit of any Bank being replaced under this Section 2.15(d) with respect to the time prior to such replacement.

2.16.     Illegality.

(a) If at any time any Bank, in its sole and absolute discretion, determines that any change in applicable law or regulation or in the interpretation thereof makes it unlawful for such Bank to make or continue its portion of the Advances or any Bid Loan bearing interest calculated with reference to LIBOR, then such Bank shall promptly give notice (signed by an authorized officer) thereof to the Company and the Agent and, upon the giving of such notice, such Bank's obligation to make such Advances or Bid Loans, as the case may be, shall terminate and thereafter only Reference Rate Advances or CD Rate Advances shall be available from such Bank. If designating a different Lending Branch with respect to such Advances or Bid Loans, as the case may be, would obviate the need to give such notice, any affected Bank shall so designate, so long as such designation shall not be illegal or otherwise disadvantageous to such Bank.

(b) Upon receipt of such notice, the Company shall repay in full the then outstanding principal amount of each affected Advance or Bid Loan bearing interest with reference to LIBOR, together with interest thereon and any amounts payable under Section 2.12(b) either (i) on the last day of the then current Interest Period applicable to such Advance or Bid Loan if such Bank may lawfully continue to maintain and fund such Advance or Bid Loan to such day or (ii) immediately if such Bank may not lawfully continue to maintain and fund such Advance or Bid Loan to such day. On the date of any prepayment pursuant to clause (ii), the Company shall borrow a Reference Rate Advance, or at the Company's option, subject to the requirements of
Section 2.02, a CD Rate Advance from such Bank in an equal principal amount for an Interest Period having the same number of days remaining in the then current Eurodollar Advance Interest Period, Optional Currency Advance Interest Period or LIBOR Loan Interest Period, as the case may be.

(c) If the condition or circumstance causing the giving of notice ceases to exist, the Agent or such Bank shall give notice thereof to the Company, and the Company may then borrow Advances or Bid Loans bearing interest calculated with reference to LIBOR, as the case may be, in accordance with the terms hereof.

2.17.     Unavailability.  If the Agent is advised

(a) by the Majority Banks that deposits in Dollars or the relevant Optional Currency in the amount of the Advances to be made by the Banks are not being offered to the Majority Banks in the relevant market for the Interest Period requested by the Company, or

(b) by Banks having Commitments equal to at least 50.1% of the Aggregate Commitments that the CD Rate or LIBOR, as the case may be, will not adequately and fairly reflect the cost to such Banks of maintaining or funding their Fixed Rate Advances or Optional Currency Advances for the requested Interest Period, the Agent shall promptly give notice thereof to the Company and the Banks, and the obligations of the Banks to make Fixed Rate Advances, or Optional Currency Advances, as the case may be, shall be suspended until the Agent notifies the Company that the circumstances giving rise to such suspension no longer exist. If the circumstances causing such suspension shall cease, the Agent shall give prompt notice thereof to the Company, and the Company may then borrow Fixed Rate Advances or Optional Currency Advances, as the case may be, in accordance with the terms of this Agreement.

2.18.     The Bid Facility.

(a) Bid Loans. From time to time, from the Closing Date to but excluding the Termination Date, and provided that both Standard & Poor's and Moody's ratings for the Company's senior long-term unsecured public debt (without credit enhancement) is at least equal to BB and Ba2, respectively, each Bank severally agrees to lend to the Company Absolute Rate Loans and LIBOR Loans pursuant to bids which have been made by such Bank pursuant to
Section 2.18(c) and accepted by the Company pursuant to Section 2.18(d); provided, however, that the total amount of Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances), outstanding Facility Letter of Credit Obligations and Bid Loans for all Banks outstanding under this Agreement may not exceed at any time the Aggregate Commitment. Neither the Agent, the Co-Agent nor any Bank (other than the Bank who has agreed to fund such Bid Loan) will be liable for the failure of a Bank to fund a Bid Loan such Bank agrees to make to the Company.

Each Bank may, but shall have no obligation to, make a bid in response to a request for bids by the Company pursuant to Section 2.18(b), which may exceed such Bank's Commitment but not the maximum amount available under the Credit as set forth above. Subject to the requirements of Section 2.18(d), the Company shall have no obligation to accept any of the bids made pursuant to a request for bids.

(b) Requests for Bids. The Company may request the Bid Agent to solicit bids from the Banks for one or more Bid Loans by a telephone notice received not later than 10:00 a.m., Chicago time, one (1) Banking Day prior to the Value Date for Absolute Rate Loans and not later than 12:00 noon, Chicago time, three (3) Banking Days prior to the Value Date for LIBOR Loans in Dollars and not later than 12:00 noon, Chicago time, six (6) Banking Days prior to the Value Date for LIBOR Loans in Optional Currencies. Each such telephone request shall be followed promptly by a request in writing, by telecopy or by telex in the form of Schedule 6 hereto and shall become irrevocable upon the first notice of such request given by the Bid Agent to a Bank. The Company may not request the Bid Agent to solicit bids within five (5) Banking Days of any other request. Each request shall specify:

(i) the Value Date for the Bid Loans, which shall be a Banking Day and the same day for all Bid Loans requested in such notice;

(ii) the principal amount of each Borrowing of Bid Loans under this Section 2.18(b)(ii), which shall not be less than Ten Million Dollars ($10,000,000) and shall be in an integral multiple of One Million Dollars ($1,000,000) in excess thereof;

(iii) whether the Bid Loans are to be Absolute Rate Loans or LIBOR Loans (but only one interest rate option may be specified in each request); and

(iv) if the Bid Loans are to be Absolute Rate Loans, the Interest Period for each such Loan, or if the Loans are to be LIBOR Loans, the Interest Period for each such Bid Loan.

The Bid Agent shall promptly notify the Banks by telephone of each request for bids received from the Company pursuant to this Section 2.18. Each such telephone notice from the Bid Agent shall be followed promptly by notice in writing, by telecopy or by telex in the form of Schedule 6 received from the Company.

(c) Bids. Each Bank shall notify the Bid Agent of the Bid Loans for which such Bank is bidding by an irrevocable notice in writing, by telecopy or by telex in the form of Schedule 7 hereto received by the Bid Agent not later than 9:00 a.m., Chicago time, on the Value Date for Absolute Rate Loans, not later than 1:00 p.m., Chicago time, three (3) Banking Days prior to the Value Date for LIBOR Loans in Dollars and not later than 1:00 p.m., Chicago time, three (3) Banking Days prior to the Value Date for LIBOR Loans in Optional Currencies; provided that the Bid Agent and any Bank may bid on not more than three (3) Bid Loans in response to any one request by the Company for bids; provided further that bids by the Bid Agent must be submitted to the Company not later than 8:45 a.m., Chicago time, on the Value Date for Absolute Rate Loans and not later than 12:45 p.m., Chicago time, three (3) Banking Days prior to the Value Date for LIBOR Loans in Dollars and Optional Currencies. Each notice shall specify:

(i) the principal amount such Bank is bidding for each Bid Loan, which shall not be less than Five Million Dollars ($5,000,000) and shall be an integral multiple of One Million Dollars ($1,000,000) in excess thereof;

(ii) for Absolute Rate Loans, the Absolute Rate for each such Bid Loan, and for LIBOR Loans, the Margin for each such Bid Loan (but the interest rate option for all Bid Loans covered by such bid must be the same as specified in the Company's request for bids); and

(iii) for Absolute Rate Loans, the Interest Period for each such Bid Loan, and for LIBOR Loans, the Interest Period for each such Bid Loan.

The Bid Agent shall notify the Company by telephone of the bid received from each Bank pursuant to this Section 2.18(c) not later than 9:30 a.m., Chicago time, on the date such bid is received by the Bid Agent for Absolute Rate Loans and not later than 1:30 p.m., Chicago time, on the date such bid is received by the Bid Agent for LIBOR Loans in Dollars and Optional Currencies.

(d) Acceptance of Bids. If the Company wishes to accept a bid or bids, the Company shall by irrevocable telephone notice received by the Bid Agent not later than 10:00 a.m., Chicago time, on the Value Date for Absolute Rate Loans and not later than 2:00 p.m, Chicago time, three (3) Banking Days prior to the Value Date for LIBOR Loans, notify the Agent and the Bid Agent of the bid or bids it accepts, which telephone notice shall be followed promptly by a notice in writing, by telecopy or by telex in the form of
Schedule 8 hereto. The Bid Agent shall promptly notify the Banks by telephone of the amount of the bids accepted and of the rates at which bids have been accepted. The acceptance of bids is subject to the following requirements:

(i) the Company may accept one or more of the Bid Loans specified in a bid (but not more than the aggregate amount requested by the Company), and may accept a Bid Loan in an amount less than the amount specified in the bid for such Bid Loan, provided that, subject to the provisions of Section 2.18(d)(iii) and (iv), each Bid Loan accepted shall be in an amount not less than Five Million Dollars ($5,000,000) and an integral multiple of One Million Dollars ($1,000,000) in excess thereof;

(ii) the acceptance of bids may only be made on the basis of ascending interest rates for Bid Loans with the same Interest Period;

(iii) if bids are made by two or more Banks for Bid Loans with the same interest rates for the same Interest Period and for a greater aggregate amount than the Company wishes to borrow, the Company shall allocate its acceptance among such bids as nearly as possible (in amounts of One Million Dollars ($1,000,000) or integral multiples thereof) in proportion to the bids made by each Bank; and

(iv) the acceptance of bids is subject to the maximum limits for borrowing under Sections 2.01(a) and 2.18(a) (as reduced pursuant to Section 2.13), and if bids are made by two or more Banks for a greater aggregate amount than permitted by such limits, the Company shall allocate its acceptance among such bids in proportion to the bid made by each such Bank so that the total amounts of Advances and Bid Loans do not exceed such limits.

(e) Bid Agent's Fee. The Company shall pay to the Bid Agent for the account and sole use and benefit of the Bid Agent a fee of $200 per Bank (excluding the Agent) per auction.

(f) Resignation of the Bid Agent. The Bid Agent may resign at any time by giving written notice to the Agent, the Banks and the Company. Upon any such resignation by the Bid Agent, the Majority Banks with the prior written consent of the Company, which shall not be unreasonably withheld, shall have the right to appoint a successor from among the Banks party hereto. If no successor shall have accepted such appointment within forty-five (45) days after the retiring Bid Agent's giving of notice of resignation, the retiring Bid Agent may, on behalf of the Banks, appoint a successor thereto with the prior written consent of the Company, which shall not be unreasonably withheld and such successor Bid Agent shall be a bank or trust company organized under the laws of the United States or any state thereof having a combined capital and surplus of at least $1,000,000,000. Upon the acceptance by such successor of its appointment hereunder, such successor shall succeed to and become vested with all the rights and obligations of the retiring Bid Agent, and the retiring Bid Agent shall be discharged from its obligations under this Agreement except with respect to any liability with respect to a breach of any obligation hereunder prior to such resignation. The provisions of this Agreement shall inure to the benefit of the retiring Bid Agent as to any actions taken or omitted to be taken by it while it held such position under this Agreement.

2.19. Telephone Notice, Indemnity. The Company shall protect the Banks, the Bid Agent, the Agent and the Co-Agent and hold them harmless from and not liable for any and all loss, damage, claim, or expense (including, without limitation, reasonable attorneys' fees and the reasonable allocated cost of staff counsel) incurred by the Banks, the Bid Agent, the Co-Agent and the Agent in connection with or in relation to any act or any failure to act upon telephone instructions received by any Bank, the Bid Agent, the Co-Agent or the Agent from the Company or any persons who has identified himself as an authorized officer of the Company, whether or not the instructions are actually given by an authorized officer of the Company; provided, however, that such indemnity shall not, as to the Bid Agent, the Agent, the Co-Agent or any Bank, apply to any such losses, claims, damages, liabilities or related expenses arising from the gross negligence or willful misconduct of the party to be indemnified. If such written notice conflicts with the telephonic notice, the Agent, the Co-Agent, the Banks and the Bid Agent shall be entitled to rely on the telephonic notice.

2.20. Facility Letters of Credit. Subject to the terms and conditions of this Agreement, the Company may obtain Facility Letters of Credit, from time to time during the period commencing on the date hereof and ending on the Banking Day prior to the Termination Date. The Company may request any Bank to issue a Facility Letter of Credit and such Bank may, but is not required to, issue a Facility Letter of Credit. If no other Bank is willing to issue a Facility Letter of Credit, First Chicago shall issue such Facility Letter of Credit. Any Bank issuing a Facility Letter of Credit shall be an Issuer. No Bank shall be responsible for issuing a Facility Letter of Credit that First Chicago or another Bank has agreed to issue if First Chicago or such other Bank fails to issue such Facility Letter of Credit. Nothing herein contained shall prohibit the Company from obtaining letters of credit outside of this Agreement.

(a) Types and Amounts.  No Issuer (including First Chicago) shall:

(i) issue any Facility Letter of Credit if the aggregate maximum amount then available for drawing under Facility Letters of Credit, after giving effect to the Facility Letter of Credit requested hereunder, shall exceed any limit imposed by law or regulation upon the Issuer;

(ii) issue any Facility Letter of Credit if, after giving effect thereto, the sum of (a) the Facility Letter of Credit Obligations and (b) the aggregate unpaid principal balance of the Advances plus the Bid Loans would exceed the Aggregate Commitment;

(iii) issue any Facility Letter of Credit which has an expiration date (a) later than twelve months after the Issuance Date thereof or (b) after the Termination Date, provided that in no case shall any Facility Letter of Credit expire after the Termination Date; or

(iv) issue any Facility Letter of Credit if the Facility Letter of Credit Obligations, after giving effect to the Facility Letter of Credit requested hereunder, shall exceed $40,000,000.

(b) Conditions. In addition to being subject to the satisfaction of the conditions contained in Article III, the obligation of the Issuer to issue any Facility Letter of Credit is subject to the satisfaction in full of the following conditions:

(i) the Company shall have delivered to the Issuer, with a copy to the Agent, at such times and in such manner as the Issuer may reasonably prescribe such documents and materials as may be required pursuant to the terms of the proposed Facility Letter of Credit and the proposed Facility Letter of Credit shall be reasonably satisfactory to the Issuer as to form and content; and

(ii) as of the Issuance Date, no order, judgment or decree of any court, arbitrator or Governmental Authority shall purport by its terms to enjoin or restrain the Issuer from issuing the proposed Facility Letter of Credit and no law, rule or regulation applicable to the Issuer and no request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over the Issuer shall prohibit or request that the Issuer refrain from the issuance of Facility Letters of Credit generally or the issuance of such proposed Facility Letter of Credit in particular.

(c) Procedure for Issuance of Facility Letters of Credit.

(i) The Company shall give the Issuer and the Agent three (3) Banking Days' prior written notice of any requested issuance of a Facility Letter of Credit (except that, in lieu of such written notice, the Company may give the Issuer (x) notice of such request by tested telex or other tested arrangement satisfactory to the Issuer or (y) telephonic notice of such request if confirmed in writing by delivery to the Issuer (i) immediately
(A) of a telecopy of the written notice required hereunder which has been signed by an authorized signatory of the Company or (B) of a telex containing all information required to be contained in such written notice and (ii) promptly (but in no event later than the requested time of issuance) of a copy of the written notice required hereunder containing the original signature of an authorized signatory of the Company). Each such notice (each a "Letter of Credit Request") shall be irrevocable once the relevant Facility Letter of Credit is issued and shall specify the stated amount of the Facility Letter of Credit requested, the Issuance Date (which day shall be a Banking Day) of such requested Facility Letter of Credit, the date on which such requested Facility Letter of Credit is to expire (which date shall be a Banking Day and shall in no event be later than the Termination Date), the purpose for which such Facility Letter of Credit is to be issued, and the Person for whose benefit the requested Facility Letter of Credit is to be issued. Promptly after receipt thereof, the Agent shall notify each Bank of the contents of each Letter of Credit Request. At the time such Letter of Credit Request is made, the Company shall also provide the Issuer and the Agent with a copy of the form of the Facility Letter of Credit it is requesting be issued. Such Letter of Credit Request, to be effective, must be received by the Issuer and the Agent not later than 2:00 p.m. (Chicago time) on the last Banking Day on which notice can be given under this Section 2.20(c).

(ii) Subject to the terms and conditions of this Section 2.20(c) and provided that the applicable conditions set forth in Article III and
Section 2.20(b) have been satisfied, the Issuer shall, on the requested Issuance Date, issue the requested Facility Letter of Credit for the account of the Company in accordance with the Issuer's usual and customary business practices.

(iii) An Issuer shall not amend, renew, extend, or permit an extension of any Facility Letter of Credit unless the requirements of this Section 2.20(c) are met as if a new Facility Letter of Credit were being requested and issued.

(iv) On and after the Closing Date, all Existing Letters of Credit shall be deemed to be Facility Letters of Credit and subject to the terms of this Agreement as fully and completely as if such Letters of Credit had been issued hereunder as Facility Letters of Credit.

(d) Reimbursement Obligations.

(i) The Issuer shall promptly notify the Company and the Agent and each Bank of any draw under a Facility Letter of Credit. The Company shall reimburse the Agent for the account of the Issuer, in immediately available funds, for draws under a Facility Letter of Credit no later than the Banking Day next succeeding the date of the payment by the Issuer.

(ii) Any Reimbursement Obligation with respect to any Facility Letter of Credit shall bear interest from the date of the relevant draws under the relevant Facility Letter of Credit at the interest rate for Borrowings not paid at maturity as calculated in accordance with Section 2.10.
(iii) Any action taken or omitted to be taken by the Issuer under or in connection with any Facility Letter of Credit, if taken or omitted in the absence of willful misconduct or gross negligence, shall not put the Issuer under any resulting liability to any Bank or, assuming that the Issuer has complied with the procedures specified in Section 2.20(c) and such Bank has not given a notice contemplated by Section 2.20(e) that continues in full force and effect, relieve such Bank of its obligations hereunder to the Issuer. In determining whether to pay under any Facility Letter of Credit, the Issuer shall have no obligation relative to the Banks, the Agent or the Company other than to confirm that any documents required to be delivered under such Facility Letter of Credit appear to comply on their face with the requirements of such Facility Letter of Credit.

(e) Participation; Receipt of Payments.

(i) Immediately upon issuance or extension or renewal by an Issuer of any Facility Letter of Credit in accordance with the procedures set forth in
Section 2.20(c), and for all Existing Letters of Credit, each Bank shall be deemed to have irrevocably and unconditionally purchased and received from the Issuer, without recourse or warranty, an undivided interest and participation equal to its Percentage Share in such Facility Letter of Credit (including, without limitation, all obligations of the Company with respect thereto) and any security therefor or guaranty pertaining thereto, if any; provided, that a Facility Letter of Credit issued by the Issuer shall not be deemed to be a Facility Letter of Credit for purposes of this
Section 2.20(e) if the Issuer and the Agent shall have received written notice from any Bank on or before one Banking Day prior to the date of its issuance of such Facility Letter of Credit that one or more of the conditions contained in Article III is not then satisfied, and, in the event the Issuer and the Agent receive such a notice, there shall be no further obligation on the part of First Chicago or any Issuer to issue any Facility Letter of Credit until such notice is withdrawn by that Bank or such condition has been effectively waived in accordance with the provisions of this Agreement.

(ii) In the event that an Issuer makes any payment under any Facility Letter of Credit and the Company shall not have repaid such amount to the Issuer pursuant to Section 2.20(d), the Issuer shall promptly notify the Agent and each Bank of such failure, and each Bank shall promptly and unconditionally pay to the Agent for the account of the Issuer the amount of such Bank's Percentage Share of the unreimbursed amount of any such payment. The failure of any Bank to make available to the Agent, in immediately available funds, its Percentage Share of the unreimbursed amount of any such payment shall not relieve any other Bank of its obligation hereunder to make available to the Agent, in immediately available funds, its Percentage Share of the unreimbursed amount of any payment on the date such payment is to be made, but no Bank shall be responsible for the failure of any other Bank to make available to the Agent its Percentage Share of the unreimbursed amount of any payment on the date such payment is to be made.

(iii) Whenever the Agent or an Issuer receives a payment on account of a Reimbursement Obligation, including any interest thereon, it shall promptly pay to each Bank which has funded its participating interest therein, in immediately available funds, an amount equal to such Bank's Percentage Share thereof.

(iv) The obligations of a Bank to make payments to the Agent for the account of an Issuer with respect to a Facility Letter of Credit shall be absolute, unconditional and irrevocable, not subject to any counterclaim, set-off, qualification or exception whatsoever and shall be made in accordance with the terms and conditions of this Agreement under all circumstances.

(f) Payment of Reimbursement Obligations.

(i) The Company agrees to pay to the Agent for the account of the Issuer the amount of all Reimbursement Obligations, interest and other amounts payable to the Issuer under or in connection with any Facility Letter of Credit immediately when due, irrespective of any claim, set-off, defense or other right which the Company or any Subsidiary may have at any time against the Issuer or any other Person, under all circumstances, including without limitation, any of the following circumstances:

(A) any lack of validity or enforceability of this Agreement or any of the other documents, instruments or agreements executed by the Company in connection therewith;

(B) the existence of any claim, setoff, defense or other right which the Company or any Subsidiary may have at any time against a beneficiary named in a Facility Letter of Credit or any transferee of any Facility Letter of Credit (or any Person for whom any such transferee may be acting), any Issuer, any Bank, or any other Person, whether in connection with this Agreement, any Facility Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between the Company or any Subsidiary and the beneficiary named in any Facility Letter of Credit);

(C) any draft, certificate or any other document presented under the Facility Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect (provided any such draft, certificate or other document appeared valid on its face when presented to the Issuer);

(D) the surrender or impairment of any security for the performance or observance of any of the terms of this Agreement or any of the documents, instruments or agreements executed by the Company in connection therewith; or

(E) the occurrence of any Default or Event of Default.

(ii) In the event any payment by the Company received by the Agent or an Issuer with respect to a Facility Letter of Credit and distributed to the Banks on account of their participations is thereafter set aside, avoided or recovered from the Agent or an Issuer in connection with any receivership, liquidation, reorganization or bankruptcy proceeding, each Bank which received such distribution shall, upon demand by the Agent, contribute to the Agent or such Issuer such Bank's Percentage Share of the amount set aside, avoided or recovered together with interest at the rate required to be paid by the Agent or such Issuer upon the amount required to be repaid by it.

(g) Compensation for Facility Letters of Credit. The Company shall pay to the Agent, for the ratable account of each Bank, a Letter of Credit Fee in respect of the facility Letter of Credit then being issued in accordance with the following schedule, based on the lower of the most recently published final Standard & Poor's or Moody's rating of the Company's senior long-term unsecured public debt (without credit enhancement) in effect on the day such Facility Letter of Credit is issued. For Existing Letters of Credit, the Letter of Credit Fee will commence on the Closing Date. Promptly upon its receipt of such Letter of Credit Fee, the Agent shall promptly pay to each Bank, in immediately available funds, an amount equal to such Bank's Percentage Share thereof.

                                                        Letter of Credit Fee

Equal to or Better
than BBB and Baa2                                            .30%

Equal to or Better
than BBB- and Baa3                                           .40%

Equal to or Better
than BB+ and Ba1                                             .70%

Equal to or Better
than BB and Ba2                                              .90%

Lower than BB or Ba2                                        1.00%

Any Issuer shall have the right to receive, for its own account, (i) in respect of each Facility Letter of Credit issued by it, a fee in the amount of 1/4 of 1% per annum of the maximum face amount of such Facility Letter of Credit ("Issuer's Fee"), and (ii) all of its reasonable and customary costs of issuing and servicing the Facility Letters of Credit. The Letter of Credit Fee and the Issuer's Fee shall begin to accrue on the Issuance Date or, for Existing Letters of Credit, commencing on the Closing Date, and shall be payable quarterly in arrears.

2.21. Extension of Termination Date. The Company may, from time to time, by notice to the Agent (each such notice being an "Extension Notice") given no later than 60 days but not sooner than 90 days prior to the first and second anniversary of the Closing Date, extend the Termination Date to a date one year after the then applicable Termination Date; provided, however, that such extension shall not be effective unless all of the Banks consent to such extension by written notice to the Agent within 30 days of the Agent's receipt of the Extension Notice. Failure to respond shall be deemed a rejection of the extension request. The Agent shall notify each Bank of its receipt of an Extension Notice within two (2) Business Days after the Agent's receipt thereof. The Company may deliver only one (1) Extension Notice per year and not more than two (2) Extension Notices during the term of this Agreement. In no event may the Termination Date be extended beyond December 31, 1999. If less than 100% of the Banks consent to the proposed extension, the Commitments of the Banks shall terminate on the then effective Termination Date without giving effect to such proposed extension.

                            ARTICLE III

                       CONDITIONS PRECEDENT

3.01. Conditions Precedent to Closing Date. In addition to the requirements set forth in Section 3.02, the obligation of each Bank to make its first Advance or Bid Loan or the Issuer to issue any Facility Letter of Credit, as the case may be, under the Credit is subject to the condition precedent that on the Closing Date, the following shall have been delivered to the Agent, in form and substance satisfactory to the Agent and its counsel and copies in sufficient numbers for each Bank:

(a) Company's Incorporation Papers. A certificate, certified by the Secretary or an Assistant Secretary of the Company, stating that there have been no amendments and modifications to the articles of incorporation of the Company since copies of such documents were delivered to the Banks in connection with the Existing Agreement and a copy of the by-laws of the Company, accompanied by a certificate from the Secretary or Assistant Secretary stating that such by-laws are in full force and effect on the Closing Date.

(b) Company's Corporate Resolution. A copy of the resolution passed by the Board of Directors of the Company, on July 16, 1992 certified by the Secretary or an Assistant Secretary of the Company as still being in full force and effect on the Closing Date, authorizing the Borrowings provided for herein and the execution, delivery and performance of this Agreement, the Notes and any other instrument or agreement required hereunder.

(c) Company's Incumbency Certificate. A certificate, signed by the Secretary or an Assistant Secretary of the Company and dated the Closing Date, as to the incumbency, and containing the specimen signature or signatures, of the Persons authorized to execute and deliver this Agreement, the Notes, and any other instrument or agreement required hereunder.

(d) Opinion of the Company's Counsel. A written opinion, dated the Closing Date, of D. Jeffrey Baddeley, Vice President and General Counsel for the Company, in the form attached hereto as Exhibit B.

(e) Agreement. A copy of this Agreement, duly executed by an authorized officer of the Company.

(f) Notes. Committed Notes payable to the order of each Bank in the amount of such Bank's Commitment, dated the Closing Date and duly executed by an authorized officer of the Company.

(g) Fees. The fees described in Section 2.08 which are payable on the Closing Date and a closing fee, payable to the Agent for the account of each Bank on a pro rata basis, equal to .10% of the Aggregate Commitment.

(h) No Default Certificate. A certificate, signed by the controller or chief financial officer of the Company, stating that on the Closing Date the representations and warranties contained in the Agreement are true and correct and that no Default or Event of Default has occurred and is continuing.

(i) Other Evidence Banks May Require. Such other evidence as the Majority Banks may reasonably request to establish the consummation of the transactions contemplated hereby, the taking of all necessary actions in any proceedings in connection herewith and compliance with the conditions set forth in this Agreement.

3.02. Conditions Precedent to Each Borrowing. The obligation of each Bank to make any Advance or Bid Loan hereunder and the obligation of an Issuer to issue any Facility Letter of Credit, including the first Advance or Bid Loan or Facility Letter of Credit, is subject to the following conditions precedent:

(a) On the date of any Borrowing or issuance of any Facility Letter of Credit (other than a Refunding Borrowing), the representations and warranties contained in Article IV (other than Section 4.09 and 4.13(a)) shall be true and correct as if made in writing on that date and by making a request for such Borrowing or Facility Letter of Credit, the Company shall be deemed to have made such representations and warranties as of that date (except to the extent that any of the Schedules hereto shall have been modified by more current information furnished to the Banks in accordance with Section 5.02 or 5.03, in which event such representations and warranties shall be deemed to be made on the basis of the information contained in the modified schedules).

(b) On the date of each Refunding Borrowing or renewal or extensions of any Facility Letter of Credit (including, without limitation, any automatic extensions pursuant to the terms of any such Facility Letters of Credit), the representations and warranties contained in Sections 4.01 through 4.08,
4.10 through 4.12, 4.14 and 4.16 (except as any of the Schedules hereto shall have been modified by more current information furnished to the Banks in accordance with Section 5.02 or 5.03, in which event such representations and warranties deemed to be made on the basis of the information contained in the modified schedules) herein shall also be true and correct and the Company shall be deemed to have remade such representations and warranties on each such date as if made in writing by the Company on that date.

(c) The Agent or the Bid Agent shall have received from the Company the notice of Borrowing described in Section 2.02 or the bid request described in Section 2.18 or the Facility Letter of Credit Request described in
Section 2.20(c), as the case may be.

(d) With respect to the first Bid Loan by a Bank, an executed Competitive Bid Note payable to the order of such Bank.

3.03. Termination of Existing Agreement. The parties hereto agree that the commitments under the Existing Agreement shall terminate in their entirety and the Existing Agreement shall be amended and restated by this Agreement simultaneously with and subject to the effectiveness of this Agreement and that, except as set forth in Section 3.04 below with respect to the principal of and interest on Existing Advances, the Company shall simultaneously pay all other amounts due and outstanding thereunder to but excluding the Closing Date.

3.04. Advances under Existing Agreement. The Company currently has outstanding certain Advances under the Existing Agreement ("Existing Advances"), a list of which is attached hereto as Schedule 12 with a schedule of their respective Interest Periods and each Bank's pro rata share of such Advance. The Interest Periods of the Existing Advances extend beyond the Closing Date. The parties hereto agree that the Existing Advances will remain outstanding and be deemed to be Advances under this Agreement until they are paid in full. The parties hereto agree, that notwithstanding anything in this Agreement to the contrary regarding pro rata borrowing, repayments or otherwise, the Existing Advances will remain in effect and each Bank's existing pro rata share therein will not be modified. Until all Existing Advances are paid in full, the principal amount of Advances hereunder (excluding Existing Advances) may not exceed $174,308,057.90.

                             ARTICLE IV

                   REPRESENTATIONS AND WARRANTIES

The Company represents and warrants that:

4.01. The Company's Existence. The Company is a corporation duly organized and existing under the laws of the State of Delaware, with its principal place of business in Waukegan, Illinois, and is duly qualified as a foreign corporation and is properly licensed and in good standing in each jurisdiction where the failure to qualify or be licensed would have a material adverse effect on the business, properties or financial condition of the Company and its Consolidated Subsidiaries taken as a whole.

4.02. Subsidiaries' Existence. Schedule 2(b) attached hereto contains a list of all of the Company's Subsidiaries showing, as to each, the jurisdiction of incorporation and as to each class of stock of such Subsidiary, the amount issued and outstanding owned by any Person other than the Company or a Subsidiary. All of the outstanding shares of stock of each of the Subsidiaries shown on Schedule 2 as being owned by the Company and its Subsidiaries have been validly issued, are fully paid and nonassessable and, except for directors' qualifying shares, are owned by the Company or another Subsidiary free and clear of all Liens. Each Consolidated Subsidiary is duly organized and existing under the laws of the jurisdiction of its incorporation, and is properly licensed and in good standing in each jurisdiction in which the failure to qualify or be licensed would have a material adverse effect on the business, properties or financial condition of the Company and its Consolidated Subsidiaries taken as a whole.

4.03. Company's Powers. The execution, delivery and performance of this Agreement and any instrument or agreement required to be delivered by the Company hereunder are within the Company's corporate powers, have been duly authorized by all requisite corporate action, and are not in conflict with the terms of any charter, by-law or other organizational papers of the Company, or any instrument or agreement to which the Company is a party or by which the Company is bound or affected.

4.04. Power of Company Officers. The officers of the Company executing this Agreement, the Notes and any other certificate, instrument or agreement required to be delivered by the Company hereunder have been duly elected or appointed and were fully authorized to execute the same at the time such agreement, certificate or instrument was executed.

4.05. Government and Other Approvals. No approval, consent, exemption or other action by, or notice to or filing with, any Governmental Authority is necessary in connection with the execution, delivery or performance by the Company of this Agreement, the Notes or any other instrument or agreement required hereunder.

4.06. Compliance With Laws. There is, to the best of the Company's knowledge, no law, rule or regulation, nor is there any judgment, decree or order of any court or Governmental Authority binding on the Company which would be contravened by the execution, delivery or performance of this Agreement, the Notes or any other instrument or agreement required hereunder.

4.07. Enforceability of Agreement. This Agreement is the legal, valid and binding agreement of the Company, and the Notes when executed and delivered will be the legal, valid and binding agreements of the Company, enforceable against the Company in accordance with their respective terms, and any other instrument or agreement required hereunder, when executed and delivered, will be similarly legal, valid, binding and enforceable against the Company.

4.08. Title to Property. The Company and its Subsidiaries have good and marketable title to their respective properties and assets free and clear of Liens except for Permitted Liens. The execution, delivery and performance of this Agreement, the Notes or any other instrument or agreement required to be delivered by the Company hereunder will not result in the creation of any Lien. Schedule 3 attached hereto is a true and correct listing of all existing material Liens on property owned by the Company and its Subsidiaries.

4.09. Litigation. There are no suits, proceedings, claims or disputes pending or, to the actual knowledge of the Company after due inquiry, threatened against or affecting the Company or any Significant Subsidiary and their respective properties, the adverse determination of which individually or in the aggregate would in the reasonable judgment of the Company materially adversely affect the Company's and its Consolidated Subsidiaries' financial condition or operations taken as a whole or impair the Company's ability to perform its obligations hereunder or under any instrument or agreement required hereunder, except as disclosed in writing on Schedule 4 hereto or otherwise disclosed to the Banks in accordance with the terms hereof.

4.10. Events of Default. No Default or Event of Default has occurred and is continuing or will result from the incurring of the obligations by the Company under this Agreement.

4.11. Investment Company Act of 1940. The Company is not, and no Affiliate of the Company is, and will by such acts as may be necessary continue not to be, an investment company within the meaning of the Investment Company Act of 1940.

4.12. Regulation U. The proceeds of the Advances, Bid Loans or Facility Letters of Credit will not be used, directly or indirectly, to purchase or carry any Margin Stock or to extend credit to others for the purpose of purchasing or carrying any Margin Stock in violation of any applicable regulation of the Board of Governors of the Federal Reserve System.

4.13.  Financial Information.

(a) The financial statements dated September 30, 1994 and all other information and data furnished by the Company to the Banks are materially complete and correct, and such financial statements have been prepared in accordance with GAAP and fairly present the consolidated financial condition and results of operations of the Company and its Consolidated Subsidiaries as of such date and for the period ended on such date. Neither the Company nor any Consolidated Subsidiary has any contingent obligations, liabilities for taxes or other outstanding financial obligations which are material in the aggregate, except as disclosed in such statements, information and data or on Schedule 4 or Schedule 5 hereto.

(b) Since the date of the financial statements of the Company and its Consolidated Subsidiaries most recently furnished to the Banks, there has been no material adverse change in the financial condition of the Company and its Consolidated Subsidiaries sufficient to impair the Company's ability to repay the Credit in accordance with the terms hereof.

4.14. ERISA. No fact or circumstance, including but not limited to any Reportable Event, exists in connection with any Plan of the Company or any of its Consolidated Subsidiaries which would constitute grounds for the termination of any such Plan by the PBGC or for the appointment by the appropriate United States District Court of a trustee to administer any such Plan and which would result in the termination of a Plan and the incurrence of material liability by the Company or its Affiliates to the Plan, the PBGC, participants, beneficiaries or a trustee under Section 4049 of ERISA. For the purposes of this representation and warranty, the Company or such Consolidated Subsidiary, if not the Plan administrator, shall be deemed to have knowledge of all facts attributable to the Plan administrator designated pursuant to ERISA.

4.15. Acquisitions. The consummation of each Acquisition financed with Borrowings hereunder is in accordance with the description thereof in any information furnished by the Company to the Banks and (a) is within the Company's or Subsidiary's corporate powers, whichever is applicable, (b) has been duly authorized by all necessary corporate action, (c) requires no action by or in respect of, or filing with, any governmental body, agency or official (other than filings already made related to each such Acquisition with the Securities and Exchange Commission and filings made pursuant to the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended) that has not been made or taken and which is material, individually or in the aggregate, other than filings on Form 8-K, which the Company is permitted to make at a later date, and (d) will not contravene, or constitute a default under, any provision of applicable law or regulation or of any agreement, judgment, injunction, order, decree or other instrument binding upon the Company or any Subsidiary, except to the extent that such failure to comply or such default would not have a material adverse effect on the business, condition, property or prospects of the Person acquired or of the Company, and will not result in the creation or imposition of any Lien on any asset of the Company or any Subsidiary, other than Permitted Liens.

4.16.     Environmental Matters.

(a) Except as identified in Schedule 4, to the actual knowledge of the Company after due inquiry, the operations of the Company and each of its Subsidiaries comply in all respects with all Environmental Laws and all other applicable requirements concerning the protection of the environment and the health and safety of the public except where the failure to comply, when aggregated with all other conditions, failures and potential liabilities and costs under this Section 4.16, would not have a material adverse effect on the financial condition of the Company and its Consolidated Subsidiaries, taken as a whole.

(b) Except as identified in Schedule 4, to the actual knowledge of the Company after due inquiry, the Company and each of its Subsidiaries has obtained or has applied for all environmental, health and safety permits which they each believe are necessary or required for its operations, and all such granted permits are in good standing, and the Company and each of its Subsidiaries are in compliance with all terms and conditions of such permits except where the failure to comply, when aggregated with all other conditions, failures and potential liabilities and costs under this Section 4.16, would not have a material adverse effect on the financial condition of the Company and its Consolidated Subsidiaries, taken as a whole.

(c) Except as identified in Schedule 4, to the actual knowledge of the Company after due inquiry, the Company and each of its Subsidiaries and all of their present property or operations (as well as their past property or operations) are not subject to any material outstanding written order from or agreement with any Governmental Authority or other Person nor subject to any material judicial or docketed administrative proceeding, respecting (i) any environmental, health or safety law, rule or regulation; (ii) any action required to clean up, remove, treat or in any other way address Hazardous Materials in the indoor or outdoor environment; or (iii) any material Environmental Claim arising from the release or threatened release of a Hazardous Material into the environment.

(d) Except as identified in Schedule 4, to the actual knowledge of the Company, there are no conditions or circumstances associated with any property of the Company or any of its Subsidiaries formerly owned and operated by the Company or any of its Subsidiaries or any of their predecessors or with the former operations, including off-site disposal practices, of the Company or its Subsidiaries or their predecessors which may give rise to an Environmental Claim which Environmental Claim would, when aggregated with all other conditions, failures and potential liabilities and costs under this Section 4.16, have a material adverse effect on the financial condition of the Company and its Consolidated Subsidiaries taken as a whole.

(e) Except as identified in Schedule 4, to the actual knowledge of the Company after due inquiry (i) neither the Company nor any of its Subsidiaries has any underground storage tanks (x) that are not properly permitted or for which a permit has not been applied for under applicable Environmental Laws or (y) that are leaking or dispose of Hazardous Materials off-site and (ii) the Company and each of its Subsidiaries have substantialy met all notification requirements under Title III of CERCLA and OSHA.

                             ARTICLE V

                        AFFIRMATIVE COVENANTS

The Company covenants and agrees that so long as the Commitments shall remain available and until the full and final payment of all obligations incurred hereunder and under the Notes and expiration of all Facility Letters of Credit, it will and, with respect to Sections 5.04 through 5.08, will cause each Consolidated Subsidiary to, unless the Majority Banks waive compliance in writing:

5.01. Use of Proceeds. Use the proceeds of the Credit solely (a) for working capital and trade financing, (b) to relend to its Consolidated Subsidiaries from time to time, (c) to make non-hostile Acquisitions which have been approved by the boards of directors or other governing bodies or, if a vote of such governing bodies is not required, by the stockholders of the Persons to be acquired with the proceeds of Borrowings hereunder, (d) to purchase shares of the Company's outstanding common stock to the extent permitted pursuant to Section 6.09 hereof, (e) for Facility Letters of Credit used in the ordinary course of business of the Company and its Subsidiaries, and (f) to repay Borrowings and Reimbursement Obligations; but the Company will not, and will not permit any Subsidiary to, use such proceeds to make any Acquisitions or any Investments other than those permitted under subsections (a) through (h) of Section 6.05.

5.02.  Notices.  Promptly give written notice to the Agent of:

(a) all litigation or material Environmental Claims affecting the Company or any Subsidiary where the amount claimed is One Million Dollars (or the Equivalent Amount thereof in another currency or currencies) or more in excess of insurance coverage (including any self-retention) or where the insurance carrier has denied its responsibility as to an amount claimed of One Million Dollars (or the Equivalent Amount thereof in another currency or currencies) or more in excess of insurance coverage (including any self-retention);

(b) any other litigation or proceeding affecting the Company or any of its Subsidiaries which the Company reports to the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, within four days after reporting the same to the Securities and Exchange Commission;

(c) any Reportable Event under Section 4043(b) (5), (6) or (9) of ERISA with respect to any Plan, any decision to terminate or withdraw from a Plan, any finding made with respect to a Plan under Section 4041(c) or (e) of ERISA, the commencement of any proceeding with respect to a Plan under
Section 4042 of ERISA, or any material increase in the actuarial present value of unfunded vested benefits under all Plans over the preceding year; and

(d) any Default or Event of Default, specifying the nature and the period of existence thereof and what action the Company has taken and proposes to take with respect thereto.

5.03.     Financial Statements, Reports, Etc.  Deliver to each Bank:

(a) as soon as available but not later than sixty (60) days after the close of each of the first three quarters of its fiscal year, the Company's and its Consolidated Subsidiaries' unaudited condensed statement of consolidated financial position, statement of consolidated earnings as of the close of such quarter, and statement of consolidated cash flow for such quarter and that portion of the fiscal year ending with such quarter, certified by the chief financial officer or the controller of the Company as being complete and correct and fairly presenting the Company's and its Consolidated Subsidiaries' financial condition and results of operations as of the end of such quarter and for that portion of the fiscal year ending with such quarter, and accompanied by a statement from the chief financial officer, controller or treasurer of the Company stating: (i) that as of the end of such quarter, no Default or Event of Default existed, or, if such did exist, a description of such Default or Event of Default and what action the Company has taken and proposes to take with respect thereto and
(ii) that as of the end of such quarter the Company and its Consolidated Subsidiaries, taken on a consolidated basis, were in compliance with the covenants contained in Sections 5.09, 6.01, 6.04, 6.05(e), 6.06 and 6.09 and with the requirements of clauses (d), (e), and (h) of the definition of Permitted Liens, together with the calculations showing how such compliance was determined or (iii) if the Company and its Consolidated Subsidiaries, taken on a consolidated basis, were not in compliance therewith, stating each incidence of non-compliance and the amount thereof and explaining the reason therefor, together with the calculations showing how such non-compliance was determined;

(b) as soon as available but not later than one hundred (100) days after the close of each of its fiscal years, a complete copy of the Company's audit report, which shall include at least the Company's and its Consolidated Subsidiaries' statement of consolidated financial position, statement of consolidated earnings, and its statement of consolidated cash flow for such year, examined in accordance with generally accepted auditing standards by an independent public accountant of national reputation selected by the Company and acceptable to the Majority Banks. Such auditor's report shall be free from exceptions, reservations or qualifications as a result of which the auditor is unable to conclude that the financial statements fairly present or adequately disclose the financial condition of the Company and its Consolidated Subsidiaries and shall not be limited because of restricted or limited access by such accountant to any material portion of the Company's or any Subsidiary's records and shall include or be accompanied by a statement from such accountant that during the fiscal year no Default or Event of Default has occurred. Such report shall be accompanied by a certificate from the chief financial officer, controller or treasurer of the Company stating (i) that as of the end of such fiscal year no Default or Event of Default existed, or, if any exists, a description of such Default or Event of Default and what action the Company has taken and proposes to take with respect thereto and (ii) that the Company and its Consolidated Subsidiaries, taken on a consolidated basis, are in compliance with the covenants contained in Sections 5.09, 6.01, 6.04, 6.05(e), 6.06 and 6.09 and with the requirements of clauses (d), (e), and (h) of the definition of Permitted Liens, together with the calculations showing how such compliance was determined or (iii) if the Company and its Consolidated Subsidiaries, taken on a consolidated basis, are not in compliance therewith, stating each incidence of non-compliance and the amount thereof and explaining the reason therefor, together with the calculations showing how such non-compliance was determined;

(c) as soon as available but not later than one hundred twenty (120) days after the close of each of its fiscal years, its unaudited consolidating balance sheet, statement of earnings, and statement of accumulated earnings employed in the business and capital in excess of par value of the common stock;

(d) promptly after being filed by the Company with the Securities and Exchange Commission, a copy of each form 8-K current report, form 10-K annual report, form 10-Q quarterly report, annual report to shareholders, proxy statement and registration statement;

(e) not later than one hundred (100) days after the end of each fiscal year of the Company, an amendment to Schedule 3 hereto, describing Permitted Liens (of the type described in Schedule 3) arising by operation of law or created or suffered by the Company or any Subsidiary subsequent to the Closing Date;

(f) not later than sixty (60) days after the end of each fiscal quarter of the Company, an amendment to Schedules 1 and 2 hereto, adding or subtracting the Subsidiaries or Significant Subsidiaries, as the case may be, acquired or sold or which became Significant Subsidiaries during such period;

(g) as soon as available but no later than sixty (60) days after the close of each fiscal quarter of the Company, a complete copy of the statement of financial position, the statement of earnings, and the statement of consolidated cash flow of any captive finance Subsidiary of the Company, prepared by management and certified by the chief financial officer or the controller of the Company as being true and correct and fairly presenting the financial condition of such Subsidiary and, to the extent any such reports are prepared by independent auditors at fiscal year-end, a complete copy of the report of such independent auditors, no later than one hundred
(100) days after the close of the Company's fiscal year; and

(h) such other statements or reports as the Majority Banks may reasonably request in form and detail satisfactory to the Agent and the Majority Banks.

5.04. Existence, Etc. Except as permitted herein, maintain and preserve its existence and all rights, privileges and franchises now enjoyed and necessary for the operation of its business and keep all its properties in good working order and condition, normal wear and tear excepted, except properties the Company or a Consolidated Subsidiary reasonably determines to be surplus, obsolete or otherwise not necessary or useful in the conduct of its business.

5.05. Payment of Obligations. Pay all taxes, assessments, governmental charges and other obligations when due, except such as may be contested in good faith or as to which a bona fide dispute may exist, and for which adequate reserves have been provided if required by GAAP.

5.06. Compliance with Laws. At all times comply in all material respects with all applicable laws, rules, regulations, orders and directions of any Governmental Authority having jurisdiction over it or its business.

5.07. Insurance. Maintain insurance with responsible insurance companies against such risks, on such properties and in at least such amounts as is customarily maintained by similar businesses; and deliver to the Agent at the request of any Bank a list in reasonable detail of the insurance policies then in effect, stating the names of the insurance companies, the amounts and rates of insurance, the dates of the expiration thereof and the properties and risks covered thereby.

5.08. Adequate Books. Maintain adequate books, accounts and records in order to provide financial statements in accordance with GAAP and, if requested by Banks holding twenty-five percent (25%) or more of the Aggregate Commitment then available, permit employees or representatives of the Agent and the Banks at any reasonable time and upon reasonable notice to inspect and audit its properties, and to examine or audit its inventory, books, accounts and records and make copies and memoranda thereof.

5.09. Interest Coverage Ratio. Maintain a ratio of (a) EBIT net of cash interest income (excluding interest income earned on dealer financing) to
(b) Interest Expense, net of cash interest income (excluding interest income earned on dealer financing), of not less than 2.00 to 1.00 as of the last day of each calendar quarter, commencing with the quarter ending December 31, 1994. For purposes of calculating such ratio, the items required to be included in the calculation shall be measured on a consolidated basis for the twelve-month period (or such shorter period specified below) ending on the last day of such calendar quarter.

5.10. ERISA. Make prompt payment of contributions required to meet the minimum funding standards set forth in ERISA except to the extent waived or deferred by the PBGC.

                             ARTICLE VI

                          NEGATIVE COVENANTS

The Company covenants and agrees that, so long as the Commitments shall remain available and until full and final payment of all obligations incurred hereunder and under the Notes and the expiration of all Facility Letters of Credit, it will not and, with respect to Sections 6.02, 6.03, 6.04, 6.05 6.06 and 6.09, will not permit any Consolidated Subsidiary of the Company to, unless the Majority Banks waive compliance in writing:

6.01. Capitalization Ratio. Permit its ratio of (i) Indebtedness for Borrowed Money for the Company and its Subsidiaries on a consolidated basis to (ii) Capitalization to exceed the ratio set forth below at any time during the calendar quarters as set forth below:

                   Quarter                                  Capitalization
                   Ending:                                  Ratio

                   December 31 of each
                   year during this Agreement               .50 to 1.0

                   March 31 of each year
                   during this Agreement                    .55 to 1.0

                   June 30 of each year
                   during this Agreement                    .50 to 1.0

                   September 30 of each year
                   during this Agreement                    .45 to 1.0


6.02. Change in Business. Engage in any business activities or operations substantially different from and unrelated to present business activities and operations conducted by the Company or any Affiliate other than business activities or operations in which the aggregate Investment of the Company or such Affiliate does not constitute a material amount in relation to the Tangible Net Worth of the Company or such Affiliate.

6.03. Liens. Create, assume or suffer to exist any Lien (including the Lien of an attachment, judgment or execution) on any of its or its Consolidated Subsidiaries' properties, whether now owned or hereafter acquired, except Permitted Liens.

6.04. Mergers, Sales of Assets, Etc. Liquidate, dissolve, or enter into any consolidation, merger, partnership, joint venture or any other combination or sell, lease, assign, transfer or otherwise dispose of any assets, whether now owned or hereafter acquired, in a single transaction or in a series of transactions or enter into any sale and leaseback transactions, other than

(a) the sale of inventory in the ordinary course of business;

(b) the sale or other disposition of property no longer needed in the conduct of its business;

(c) the sale of Fixed Assets or any sale and leaseback transaction involving Fixed Assets if the Net Proceeds thereof and any other non-cash property received therefor in the aggregate during the term of this Agreement commencing on the Closing Date do not exceed at any time an amount equal to five percent (5%) of the Tangible Net Worth of the Company and its Subsidiaries on a consolidated basis;

(d) any merger in which the Company is the legal surviving corporation and there will exist no Default or Event of Default after the consummation thereof;

(e) the merger, consolidation or transfer of the business or assets of any Subsidiary with or to the Company or with or to any Consolidated
Subsidiary;

(f) the merger or consolidation or transfer of the business or assets of any non-consolidated Subsidiary with or to any other non-consolidated Subsidiary;

(g) as permitted in Section 6.05; and

(h) sales of receivables by the Company or any Consolidated Subsidiary to any Person (i) in such amounts that at any one time not more than One Hundred Twenty- Five Million Dollars ($125,000,000) in the aggregate of accounts receivable so sold remain as accounts receivable of all purchasers of such receivables; (ii) at least seventy percent (70%) of the consideration received for such sales of accounts receivable consists of cash, cash equivalents and marketable securities; (iii) not more than twenty percent (20%) of the consideration received for such sales of accounts receivable consists of promissory notes (whether subordinated or otherwise restricted in payment) against which the purchaser of such accounts receivable may offset the principal amount of uncollected accounts receivable and (iv) the amount of any reserve (whether by form of discount, holdback, overcollateralization, direct or indirect recourse, liability to a 3rd party in connection with any credit enhancement device, or any acquisition of a subordinated or other interest in an entity established or used for the purpose of buying receivables) established in connection with such sale of receivables does not exceed 10% of the face amount of the receivables sold.

6.05. Acquisitions, Investments. Make any Acquisitions or any Investments or commitments therefor, or create any non-consolidated Subsidiary, or create any sinking fund in relation thereto, other than

(a) Investments in accordance with the Company's Short-Term Investment Policy and Guidelines, issued on July 26, 1994, a copy of which has been provided to the Banks;

(b) Investments (other than in Subsidiaries) in existence on the date hereof and described in Schedule 11 hereto;

(c) loans by the Company to its Consolidated Subsidiaries in the ordinary course of their respective businesses;

(d) the making of tax-sharing payments to any Consolidated Subsidiary or by any Consolidated Subsidiary to the Company pursuant to an agreement with a Consolidated Subsidiary requiring such payment;

(e) Investments, Acquisitions and capital contributions (not otherwise specified in this Section 6.05) of up to $20,000,000 during the term of this Agreement, provided that such amount shall be increased by $10,000,000 for each fiscal year for which the Company meets or exceeds its Base Case for Earnings Before Taxes, as presented to the Banks on November 30, 1994.

(f) Investments in the form of credit extensions to stockholders, directors or employees of the Company or its Subsidiaries in the ordinary course of business, provided such Investments are subtracted in calculating "Tangible Net Worth";

(g) as permitted by Section 6.04; and

(h) Investments in Consolidated Subsidiaries.

6.06. Operating Leases. Enter into any operating leases the terms of which prohibit cancellation of such leases if the aggregate amount of the minimum required payments under all such leases (whether entered into prior to or subsequent to the Closing Date and after giving effect to any such new lease) during the remaining life of such leases exceeds Forty Million Dollars ($40,000,000) for the Company and its Consolidated Subsidiaries.

6.07. Existing Indebtedness. Prepay, defease, refinance or repurchase or enter into any arrangement having substantially such effect with respect to, any Indebtedness for Borrowed Money (other than the Advances and Bid Loans) prior to the maturity or scheduled repayment date in effect as of the Closing Date, except that during any fiscal year, the Company may prepay, defease, refinance or repurchase up to an amount of $5,000,000 of such Indebtedness for Borrowed Money. If the entire $5,000,000 is not expended in any fiscal year, the unexpended amount may be carried over to later fiscal years, provided that the total amount expended to prepay, defease, refinance or repurchase Indebtedness for Borrowed Money over the term of this Agreement may not exceed $15,000,000.

6.08. Repurchase Arrangements. Repurchase boats, motors or boat/motor/trailer (or any combination thereof) packages sold pursuant to repurchase arrangements with the financing institutions owning such boats, motors or boat/motor/trailer (or any combination thereof) packages in an aggregate amount in excess of Ten Million Dollars ($10,000,000) during any fiscal year.

6.09. Dividends and other Restricted Payments. Pay any Restricted Payments (other than dividends payable in its own capital stock) except that (1) any Consolidated Subsidiary may pay dividends to the Company, (2) the Company may pay Restricted Payments during any fiscal year, commencing with the fiscal year ending September 30, 1995, if, after giving effect to such Restricted Payment, the aggregate amount of Restricted Payments during such fiscal year would not exceed the greater of (a) the Minimum Amount or
(b) the Available Fund on the date the Restricted Payment is paid, provided, however, that no Restricted Payment may be paid if an Event of Default exists on the date such Restricted Payment is declared, authorized, or paid and further provided (subject to the immediately preceding proviso), that all Restricted Payments must be made within 90 days after such Restricted Payment is declared or authorized.

                            ARTICLE VII

                         EVENTS OF DEFAULT

Regardless of the terms of any Notes issued hereunder or Facility Letters of Credit, the occurrence and continuation of any of the following events, at the option of Majority Banks, shall terminate any obligation on the part of the Banks to make or continue the Credit and, at the option of the Majority Banks, shall make all outstanding principal and accrued and unpaid interest on the Credit and all fees and other sums outstanding under or in respect of this Agreement, the Notes and the Facility Letters of Credit immediately due and payable, without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or other notices or demands of any kind or character, except as hereinafter specified; provided, however, that the occurrence of any of the events set forth in Section 7.06, 7.07 or 7.10 shall automatically terminate the Banks' Commitments, automatically accelerate the amounts due hereunder and under the Notes and the Facility Letters of Credit, without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or other notices or demands of any kind or character.

With respect to all Facility Letters of Credit with respect to which presentment for honor shall not have occurred at the time of an acceleration pursuant to the preceding paragraph, the Company shall at such time deposit in a cash collateral account opened by the Agent for the ratable benefit of the Banks and the Issuers an amount equal to the aggregate then undrawn and unexpired amount of such Facility Letters of Credit. Amounts held in such cash collateral account shall be applied by the Agent to the payment of drafts drawn under such Facility Letters of Credit, and the unused portion thereof after all such Facility Letters of Credit shall have expired or been fully drawn upon, if any, shall be applied to repay other obligations of the Company to the Banks under this Agreement. After all such Facility Letters of Credit shall have expired or been fully drawn upon, all Reimbursement Obligations shall have been satisfied and all other obligations of the Company to the Banks under this Agreement shall have been paid in full, the balance, if any, in such cash collateral account shall be returned to the Company.

7.01. Nonpayment. The Company shall fail to pay when due any installment of principal or any Reimbursement Obligation when due or, within three (3) Banking Days of its due date, any installment of interest or any fee or other sum due under this Agreement in accordance with the terms hereof or of any Note or Facility Letter of Credit issued under this Agreement.

7.02. Representation or Warranty. Any written representation or warranty herein or in any agreement, instrument or certificate executed pursuant hereto shall prove to have been false or misleading in any material respect when made or when deemed to have been made.

7.03. Specific Defaults. The Company shall fail to duly or promptly perform or observe the provisions of any of Sections 5.09, 6.01, 6.03 or 6.09.

7.04. Other Defaults. The Company shall fail duly or promptly to perform or observe any of the other covenants, agreements or conditions contained in this Agreement and such default shall continue unremedied for a period of thirty (30) days after written notice thereof is delivered to the Company by the Agent.

7.05. Judgments. One or more final judgments shall be entered against the Company or any Subsidiary for the payment of money in the aggregate amount of Five Million Dollars ($5,000,000) (or the Equivalent Amount thereof in another currency or currencies) or more on claims not covered by insurance or as to which the insurance carrier has denied its responsibility, and such judgments shall continue unsatisfied and in effect for thirty (30) consecutive days without a stay of execution.

7.06. Voluntary Bankruptcy. The Company or any Subsidiary shall generally fail to pay or admit in writing its inability to pay its debts as they come due, or shall file any petition or action for relief as to itself under any bankruptcy, reorganization, insolvency or moratorium law, or any other similar law or laws for the relief of, or relating to, debtors, or shall apply for or consent to a receiver, trustee or custodian for it or a substantial portion of its property, or shall make a general assignment for the benefit of creditors.

7.07. Involuntary Bankruptcy. An involuntary petition shall be filed under any bankruptcy or similar statute against the Company or any Subsidiary, or a custodian, receiver, trustee, assignee for the benefit of creditors (or other similar official) shall be appointed to take possession, custody or control of the properties of the Company or any Subsidiary, unless such petition or appointment is set aside or withdrawn or ceases to be in effect within sixty (60) days from the date of said filing or appointment.

7.08. Cross Default. Any breach or default shall occur (after giving effect to any applicable cure period) under any other agreement relating to Indebtedness for Borrowed Money in excess of $5,000,000 under which the Company or any Significant Subsidiary may be obligated as borrower or guarantor, if such default consists of the failure to pay any such Indebtedness for Borrowed Money when due or if such default permits or causes the acceleration of any such Indebtedness for Borrowed Money or the termination of any commitment to lend.

7.09. ERISA. Any Plan of the Company or any of its Subsidiaries shall be terminated within the meaning of Title IV of ERISA except as permitted by
Section 4044(d) of ERISA, or a trustee shall be appointed by the appropriate United States District Court to administer any Plan of the Company or any of its Subsidiaries, or the PBGC shall institute proceedings to terminate any Plan of the Company or any of its Subsidiaries or to appoint a trustee to administer any such Plan and, upon the occurrence of any of the foregoing, the then current value of guaranteed benefits and other benefit commitments (as such terms are defined under Title IV of ERISA and determined in accordance with the principles of Title IV of ERISA) for which the Company or any Subsidiary might be liable to any Person exceed the then current value of the assets allocable to such benefits by more than Five Million Dollars ($5,000,000).

7.10. Change in Control. (a) Any Person or Persons acting in concert shall acquire beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of
1934) of fifteen percent (15%) or more of the outstanding shares of voting stock of the Company and the board of directors of the Company fails to redeem the rights issued under the Shareholder Rights Plan within the time period prescribed therein; or (b) during any period of twelve (12) consecutive months, commencing before or after the Closing Date, individuals who at the beginning of such twelve-month period were directors of the Company cease for any reason to constitute a majority of the board of directors of the Company; or (c) any change of control shall occur as defined under the provisions of the Company's certificate of incorporation or by-laws, as at any time amended.

                            ARTICLE VIII

                          RELATION OF BANKS

8.01. Appointment and Authorization. Each Bank hereby appoints each of the Agent, the Bid Agent and the Co-Agent to act as its agent in connection with the administration of this Agreement and for such purpose irrevocably authorizes the Agent, the Bid Agent and the Co-Agent to take such action and to exercise such rights, powers and discretions as are specifically delegated to the Agent, the Bid Agent and the Co-Agent in this Agreement, together with all rights, powers and discretions as are reasonably incidental thereto. The Agent, the Bid Agent and the Co-Agent may perform any of their respective functions and duties under this Agreement by or through agents or their respective directors, officers or employees. In performing their respective functions and duties under this Agreement, the Agent, the Bid Agent and the Co-Agent shall not be deemed to have a fiduciary relationship in respect of, or (except as provided herein) other responsibility to, any Bank or to have assumed any relationship of agency or trust with or for the Company or any Consolidated Subsidiary.

8.02. Pro Rata Sharing. All payments of principal and interest on the Credit (including Reimbursement Obligations) are to be divided pro rata among the Banks according to the principal amount outstanding (including outstanding participations in Facility Letters of Credit) from each Bank, provided that prior to the occurrence of an Event of Default, payments of principal and interest on Bid Loans will not be divided pro rata. All payments of fees (other than Issuer's Fees) to be shared among the Banks are to be divided among the Banks pro rata according to each Bank's Commitment.

8.03. Sharing of Setoff. Any Bank which shall receive payment of or on account of all or part of its share of the Credit through the exercise of any right of setoff, counterclaim, banker's lien, secured claim under any bankruptcy statute or otherwise in a greater proportion than the proportionate amount of principal, interest and fees due it under this Agreement shall purchase immediately prior to such payment participations in the portions of the Credit held by the other Banks so that all recoveries of principal, interest and fees (except payments made pursuant to Section 2.08, 2.11(d), 2.14 or 2.15) shall be shared by Banks in accordance with their pro rata interests in the Credit as set forth in
Section 8.02. If all or any portion of such excess payment is thereafter recovered from such Bank, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, but without interest. All sums received by a Bank through the exercise of any right of setoff, counterclaim, banker's lien, secured claim under any bankruptcy statute or otherwise shall be deemed to be first applied to such Bank's portion of the Indebtedness for Borrowed Money under this Agreement until payment thereof in full and any balance remaining thereafter shall be deemed applied to any other Indebtedness for Borrowed Money of the Company to such Bank. 8.04. Communication; Confidentiality.

(a) Upon receipt by the Agent from the Company of any information relating to the Company or its Consolidated Subsidiaries calling for an action on the part of the Banks, or upon notice to the Agent of any Default or Event of Default, the Agent will in turn immediately inform the other Banks by telephone, telecopy or by telex of the nature of such communication or of the Default or Event of Default, as the case may be, and will promptly deliver to the Banks the information received by the Agent relating to the Company or its Consolidated Subsidiaries.

(b) Each Bank agrees to use its best efforts not to disclose without the prior written consent of the Company (other than to such Bank's employees, auditors or counsel) any confidential information with respect to the Company or any Subsidiary or any Acquisition which is furnished pursuant to this Agreement; provided, however, that each Bank may disclose any such information (i) as has become generally available to the public (other than in violation of this Agreement), (ii) as required by law or regulation or by any regulatory authority having jurisdiction over the Bank, (iii) pursuant to a subpoena or other legal process or, in connection with any litigation, (iv) to any prospective purchaser or participant as described in Section 9.04, provided such prospective purchaser or participant agrees in writing to be bound as described in Section 9.04, and (v) as may be necessary to enforce its rights hereunder or under its Notes and the Facility Letters of Credit.

8.05. Approvals. Except as provided below in this Section 8.05, upon any occasion requiring or permitting an approval, consent, waiver, election or other action on the part of the Banks, action shall be taken by the Agent for and on behalf or for the benefit of all Banks upon the direction of Majority Banks, and any such action shall be binding on all Banks. Without the prior written consent of all the Banks, no amendment, modification, consent or waiver shall be effective which:

(a) increases the amount of the Credit or changes the Commitment of any Bank,

(b) reduces the rate or amount of interest, principal or fees owing hereunder or under the Notes,

(c) extends the date on which any sum is due hereunder or under the Notes,

(d) waives an Event of Default arising from a failure to pay principal of or interest on an Advance or Bid Loan,

(e) reduces the rate or amount of interest on or the principal amounts of or extends the time of payment of any Reimbursement Obligation, Letter of Credit Fee or Issuer's Fee,

(f) changes the provisions of this Section 8.05,

(g) waives any condition specified in Article III,

(h) amends the definition of Majority Banks,

(i) affects the rights, duties or obligations of the Agent, unless all Banks agree in writing thereto, or

(j) changes the percentage of Banks required to consent to or to take any action hereunder.

8.06. Exculpation. Neither the Agent, the Bid Agent nor the Co-Agent shall be liable or answerable for anything whatsoever in connection with this Agreement or any instrument or agreement required hereunder, including responsibility in respect to the execution, construction or enforcement of this Agreement or any such instrument or agreement, except for its willful misconduct or gross negligence, and the Agent, the Bid Agent and the Co-Agent shall have no duties or obligations other than as expressly provided herein and therein. The Agent, the Bid Agent and the Co-Agent shall be entitled to rely on any opinion of counsel (including counsel for the Company) in relation to this Agreement and any instrument or agreement required hereunder, and upon statements and communications received from the Company, or from any other Person, reasonably believed by it to be authentic, and shall not be liable for any action taken or omitted in good faith on such reliance.

8.07. Indemnification. Each Bank agrees to indemnify the Agent, the Bid Agent and the Co-Agent to the extent not reimbursed by the Company, ratably according to its proportionate interest in the outstanding Advances and Reimbursement Obligations (or, if there are no outstandings hereunder, in the Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, the Bid Agent or the Co-Agent in any way relating to or arising out of this Agreement or any instrument or agreement required hereunder or any action taken or omitted by the Agent, the Bid Agent or the Co-Agent in such role under this Agreement or any such instrument or agreement; provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever resulting from the Agent's, the Bid Agent's or the Co-Agent's willful misconduct or gross negligence.

8.08. The Agent, the Co-Agent and Bid Agent as Banks. The Agent, the Bid Agent and the Co-Agent shall have the same rights and powers hereunder as any other Bank and may exercise the same as though it were not the Agent, the Bid Agent or the Co-Agent; and the term "Banks" shall include the Agent, the Bid Agent and the Co-Agent in its individual capacity. The Agent, the Bid Agent and the Co-Agent and their subsidiaries and Affiliates may accept deposits from, lend money to, act as agent or trustee for other lenders to, and generally engage in any kind of banking, trust or other business with, the Company or any of its Subsidiaries or Affiliates as if it were not the Agent, the Bid Agent or the Co-Agent.

8.09. Notice of Transfer. The Agent and the Company may deem and treat a Bank party to this Agreement as the owner of such Bank's Notes for all purposes hereof unless and until a written notice of the assignment or transfer thereof executed by such Bank shall have been received by the Agent and the Company.

8.10. Credit Decision. Each Bank represents that it has made and agrees that it shall continue to make its own independent investigation of the financial condition and affairs of the Company and its own appraisal of the creditworthiness of the Company in connection with its Commitment and the making and the continuance of the Advances, the Bid Loans and the Facility Letters of Credit. Neither the Agent, the Bid Agent nor the Co-Agent has any duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information (other than obtained pursuant to this Agreement) with respect thereto, whether coming into its possession before the date hereof or at any time thereafter, unless furnished to the Agent, the Bid Agent or the Co-Agent by the Company for delivery to the Banks.

8.11. Resignation of the Agent. The Agent, the Bid Agent and the Co-Agent may each resign at any time by giving written notice to the Banks and the Company. Upon any such resignation, the Majority Banks with the prior written consent of the Company, which shall not be unreasonably withheld, shall have the right to appoint a successor from among the Banks party hereto. If no successor shall have accepted such appointment within forty-five (45) days after the retiring Agent's, Bid Agent's or Co-Agent's giving of notice of resignation, the retiring Agent, Bid Agent or Co-Agent may, on behalf of the Banks, appoint a successor thereto with the prior written consent of the Company, which shall not be unreasonably withheld, and such successor Agent, Bid Agent or Co-Agent shall be a bank or trust company organized under the laws of the United States or any state thereof having a combined capital and surplus of at least $1,000,000,000. Upon the acceptance by such successor of its appointment hereunder, such successor shall succeed to and become vested with all the rights and obligations of the retiring Agent, Bid Agent or Co-Agent, and the retiring Agent, Bid Agent or Co-Agent shall be discharged from its obligations under this Agreement except with respect to any liability with respect to a breach of any obligation hereunder prior to such resignation. The provisions of this Article shall inure to the benefit of the retiring Agent, Bid Agent or Co-Agent as to any actions taken or omitted to be taken by it while it held such positions under this Agreement.

8.12. Reliance by Agent and Co-Agent. Agent and Co-Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, telecopy, telex or telephone message, statement or other document or conversation reasonably believed by them to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including counsel to the Company), independent accountants and other experts selected by Agent and Co-Agent. Agent and Co-Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other instrument or agreement contemplated hereunder unless they shall first receive such advice or concurrence of the Majority Banks as they deem appropriate and, if they so request, they shall first be indemnified to their satisfaction by the Banks against any and all liability and expense which may be incurred by them by reason of taking or continuing to take any such action. Agent and Co-Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Agreement or any other instrument or agreement contemplated hereunder in accordance with a request or consent of the Majority Banks (or, when expressly required hereby, all the Banks) and such request and any action taken or failure to act pursuant thereto shall be binding upon all Banks.

                             ARTICLE IX

                            MISCELLANEOUS

9.01. Notices. Except as otherwise specifically set forth in Article 2, any communications between the parties hereto or notices or requests provided herein to be given may be given by mailing the same, postage prepaid (which notice shall be deemed received two Banking Days after mailing), by personal delivery, or by telex, telecopy or cable to each party at its address set forth on the signature pages hereto (with a copy to each address indicated for notices), or to such other address as any party may in writing hereafter indicate.

9.02. Successors and Assigns. This Agreement shall bind and inure to the benefit of the parties hereto and their respective permitted successors and assigns; provided, however, that the Company shall not assign this Agreement or any of the rights or obligations of the Company hereunder without the prior written consent of each Bank.

9.03. Banks' Obligations Several. The obligations of each Bank under this Agreement are several. Neither the Agent, the Bid Agent, the Co-Agent nor any Bank shall be liable for the failure of any other Bank to perform its obligations under this Agreement. The failure of any Bank to make all or any part of the proceeds of any Advance or Bid Loan or participation in a Facility Letter of Credit to be made by it available to the Agent, the Bid Agent or the Co-Agent, as the case may be, for the benefit of the Company or Issuer, as the case may be, pursuant to this Agreement, shall not relieve any other Bank from the performance of its obligations under this Agreement.

9.04.  Assignments, Participations; Setoff.

(a) With the prior written consent of the Company and the Agent, which shall not be unreasonably withheld, any Bank may at any time sell, assign or otherwise transfer to any other Person all or any part of the obligations of the Company to such Bank, so long as such Bank at all times retains at least twenty percent (20%) of its original Commitment, and thereupon such Person shall become a "Bank" for all purposes hereunder, provided however, that no Bank shall be deemed to be in violation of this Section because of a subsequent reduction of the Commitments by the Company. Notwithstanding the foregoing, any Bank assigning its obligations under Section 2.15(d) may sell 100% of its obligations and any Bank may at any time, without the consent of the Company or the Agent, assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank; provided that no such assignment shall release the transferor Bank from its obligations hereunder.

(b) Any Bank may at any time grant participations to any other Person (a "participant") in all or part of the obligations of the Company to such Bank under this Agreement or any Note evidencing such obligations or with respect to any Reimbursement Obligation, so long as such Bank at all times retains at least twenty percent (20%) of its original Commitment hereunder and any Advances hereunder, provided however, that no Bank shall be deemed to be in violation of this Section because of a subsequent reduction in the Commitments by the Company.

(c) Each such transfer by a Bank shall be in accordance with federal and state securities laws applicable to such Bank. In connection with such transfer, each Bank, including the Agent, may furnish or disclose to a proposed purchaser or participant any financial or other information furnished or disclosed to the Banks by the Company provided that the proposed purchaser or participant first executes a written agreement in the form of Schedule 9 stating that it will not disclose any information furnished to it with respect to the Company and its Subsidiaries except (i) as has become generally available to the public (other than in violation of this Agreement), (ii) as required by law or regulation or by any regulatory authority, (iii) pursuant to a subpoena or other legal process or in connection with any litigation, and (iv) as may be necessary to enforce the rights of the Banks or such participant hereunder or under the Notes.

(d) In any participation described in subsection (b) above, each Bank shall retain the right to vote in connection with all waivers, consents and amendments and shall retain the right to take or fail to take any action hereunder except as to waivers, consents, and amendments or action directly affecting the extension of the maturity of any portion of the principal amount of or the dates on which the interest is payable on such portion of an Advance or any other amount payable under Sections 2.06 and 2.07 allocated to such participation or a reduction of any portion of the principal amount of or the rate of interest payable on such portion of an Advance or any other amount payable under Sections 2.06 and 2.07 allocated to such participation.

(e) Upon any such transfer or assignment (other than a participation for a period not in excess of one hundred eighty (180) consecutive days) by a Bank pursuant to this Section 9.04, such Bank will, promptly after making such transfer, advise the Agent and the Company in writing of the transfer and the name and address of the transferee. The Company hereby acknowledges and agrees that any such disposition will give rise to a direct obligation of the Company to the participant. The Company hereby authorizes each Bank and each such participant, in case of the occurrence of an Event of Default by the Company hereunder, to proceed directly, subject to Section 8.03, by right of setoff, banker's lien, or otherwise, against any assets of the Company which may at the time of such Event of Default be in the hands of such Bank or any such participant.

9.05. Delays and Waivers. No delay or omission by the Agent or the Banks to exercise any right under this Agreement shall impair any such right, nor shall it be construed to be a waiver thereof. No waiver of any single breach or default under this Agreement shall be deemed a waiver of any other breach or default. Any waiver, modification, amendment, consent or approval relating to this Agreement, the Notes or the Facility Letters of Credit, must be in writing to be effective and must be signed by or on behalf of the Majority Banks or all the Banks, as the case may be, as provided in Section 8.05. 9.06. Costs and Expenses. The Company agrees to pay on demand to the Agent, the Bid Agent, the Co-Agent, each Bank and each Issuer all reasonable costs and expenses incurred by the Agent, the Co-Agent, the Bid Agent and each such Bank and Issuer including, without limitation, reasonable attorneys' fees and the reasonable allocated costs of staff counsel (a) in connection with the enforcement (after the occurrence of an Event of Default) of this Agreement or any instrument or agreement required hereunder or in connection with any proposed refinancing or restructuring of the credit provided in this Agreement in the nature of a "work-out" and (b) for all stamp, registration and other duties and imposts to which this Agreement and any instrument or agreement required hereunder may be subject. The Company shall indemnify the Agent, the

Co-Agent, the Bid Agent, each Issuer and each Bank against any and all liabilities and penalties resulting from any delay in paying, or failure to pay, any such duties and imposts upon written notice from the Agent, the Co-Agent or the Bid Agent or an Issuer or a Bank that such amounts have been assessed. The Company shall reimburse each of the Agent, the Bid Agent and the Co-Agent for its reasonable attorneys' fees (including the reasonable allocated costs of staff counsel) and other expenses incurred in connection with the negotiation, preparation and execution of this Agreement and any amendments, consents, or waivers of, or relating to, this Agreement.

9.07. Entire Agreement. This Agreement and any agreement, document or instrument attached hereto or referred to herein integrate all the terms and conditions mentioned herein or incidental hereto, and supersede all oral negotiations and prior writings in respect to the subject matter hereof (except a letter agreement dated November 21, 1994 between the Agent and the Company, a letter agreement between the Co-Agent and the Company and any subsequent agreements relating to fees to be paid to the Agent, the Co-Agent or the Bid Agent). In the event of any conflict between the terms, conditions and provisions of this Agreement and any such prior agreement, document or instrument, the terms, conditions and provisions of this Agreement shall prevail.

9.08. Governing Law. This Agreement, the Notes, the Facility Letters of Credit and all other documents executed in connection herewith shall be governed by and construed in accordance with the laws of the State of Illinois.

9.09. Section Headings. Section headings and the table of contents are for reference only, and shall not affect the interpretation or meaning of any provision of this Agreement.

9.10. Severability. The illegality or unenforceability of any provision of this Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Agreement or any instrument or agreement required hereunder.

9.11. Counterparts. This Agreement may be executed in as many counterparts as may be deemed necessary or convenient, and by the different parties hereto on separate counterparts (provided that the Company shall execute each counterpart), each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute but one and the same agreement.

9.12. Indemnity. The Company hereby agrees to indemnify, protect and hold harmless the Agent, the Bid Agent, the Co-Agent, any Issuer, the Banks and their officers, directors, agents, employees, attorneys and shareholders or their successors (each an "Indemnified Party") from and against all reasonable costs and expenses (including, without limitation, the cost of counsel, whether staff or otherwise and whether allocated or out-of-pocket) and all actions, claims (whether made or threatened), suits, liabilities, damages and losses incurred by or imposed on the Agent, the Bid Agent, the Co-Agent, any Issuer, the Banks or any such officer, director, agent, employee, attorney or shareholder or their successors in connection with or as a result of the execution, delivery and performance of this Agreement, and the transactions contemplated hereunder, or any Acquisition financed with Borrowings hereunder, or with any other act, omission or event relating in any manner to any of the foregoing. Notwithstanding anything to the contrary in this Section 9.12, the Company shall not be obligated to indemnify any such Person for any losses, claims, damages, liabilities and expenses incurred by such Person which have resulted from gross negligence or willful misconduct on the part of such Person. Without limiting the generality of the foregoing, such indemnity shall extend to any and all reasonable costs and expenses whatsoever incurred by the Banks, the Agent, the Bid Agent, the Co-Agent or any Issuer their officers, directors, agents, employees, attorneys and shareholders or their successors (including, without limitation, the reasonable cost of counsel, whether staff or otherwise and whether allocated or out-of-pocket) in connection with investigating, preparing for or defending against or providing evidence, producing documents or taking any action with respect to any such action, claim (whether made or threatened and whether or not such Bank or other Indemnified Party is a party to such action or claim), suit, liability, damage or loss, whether or not resulting in any liability. The obligation of the Company to indemnify each Bank, each Issuer, the Bid Agent, the Co-Agent and the Agent under this Section for fees and disbursements of counsel shall be limited to the fees and expenses of one counsel in each jurisdiction representing all such Persons, except (i) to the extent that, in the reasonable judgment of any such Person, the existence of actual or potential conflicts of interest make representation by the same counsel inappropriate and (ii) that any such Person that is a party to, or compelled to participate in, any such action, suit or proceeding shall be indemnified for the reasonable fees and disbursements of its counsel to the extent otherwise provided in this Section 9.12. This indemnity shall survive the execution, delivery and consummation of the transactions contemplated by this Agreement and the documents related to any Acquisition financed with Borrowings hereunder. The Company's obligations under this indemnity are and shall remain absolute and unconditional, enforceable against it whether or not any Borrowings are ever made by the Company or any conditions of lending are ever met and without regard to any act, omission, breach, knowledge or event by, attributable to, or in any manner involving the Banks, the Agent, the Bid Agent, the Co-Agent, or any Issuer. Payment by the Company in respect of a claim made by the Agent, the Co-Agent, the Bid Agent, or any Issuer or Bank pursuant to this Section shall be made within fifteen (15) days after demand therefor. Nothing contained herein shall be construed to prevent or restrict the Company from asserting, or be deemed to be a waiver of, any rights which the Company may have against the Agent, the Bid Agent, the Co-Agent or any Issuer or Bank, under any provision of law. If and to the extent that the foregoing undertaking may be unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of each of the foregoing amounts which is permissible under applicable law.

9.13.  Judgment Currency Indemnity.

(a) In the event of a judgment or order being rendered by a court or tribunal of any particular jurisdiction for the payment of any amount owing to the Agent, the Co-Agent, the Bid Agent, any Issuer or any of the Banks pursuant to or in respect of this Agreement or any instrument or agreement required hereunder (the "Loan Documents") and any such judgment or order being expressed in a currency (the "Judgment Currency") other than that in which the amount then owing pursuant to or in respect of this Agreement or the Loan Documents is expressed to be payable (the "Contractual Currency"), the Company shall indemnify and hold each of the Agent, the Co-Agent, the Bid Agent, any Issuer or any of the Banks harmless against any deficiency arising or resulting from any variation between (i) the rate of exchange applied in converting any amount expressed in the Contractual Currency into the Judgment Currency for the purposes of such judgment or order and (ii) the rate of exchange of the Judgment Currency for the Contractual Currency as at the date or dates of discharge of the said judgment or order.

(b) The foregoing indemnity shall constitute an obligation of the Company separate and independent from its other obligations under this Agreement and the Loan Documents, shall give rise to separate and independent causes of action against the Company, shall apply irrespective of any indulgence granted to the Company by the Agent, the Co-Agent, the Bid Agent, any Issuer or any of the Banks from time to time and shall continue in full force and effect notwithstanding any judgment or order. The certificate of the Agent, the Co-Agent, the Bid Agent, an Issuer or a Bank as to the amount of any such deficiency as aforesaid (which shall be deemed to constitute a loss suffered by the Agent, the Co-Agent, the Bid Agent, an Issuer or such Bank without any proof or evidence of any actual loss being required) shall, save for any manifest error, be conclusive and binding on the Company.

9.14.     WAIVER OF JURY TRIAL.  THE BORROWER, THE AGENT AND EACH
LENDER HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING
INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP
ESTABLISHED THEREUNDER.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement by their duly authorized officers as of the day and year first above written.

OUTBOARD MARINE CORPORATION

By: \s\:  James R. Maurice
    _________________________________
Title:  Vice President and Controller


          Address for Notices:
                     100 Sea-Horse Drive
                     Waukegan, Illinois 60085
                     Attention:  Robert J. Moerchen
                     Telephone: (708) 689-5279
                     Telex: 253891
                     Answerback: OMCORP WAUK
                     Rapifax: (708) 689-6206

THE FIRST NATIONAL BANK OF CHICAGO                 Commitment:     $ 43,000,000

By: \s\:  Deborah E. Stevens
   _________________________
Title:  Vice President

          Address for Notices:
                    One First National Plaza
                    Chicago, Illinois 60670
                    Attention:      Carlene Hicks
                    Telephone:     (312)732-6294
                    Answerback:  FNBCUI
                    Telex:          4330253
                    Rapifax:        (312) 732-4840
          With a copy to:
                    The First National Bank of Chicago
                    One First National Plaza
                    Chicago, Illinois  60670
                    Attention:      Deborah E. Stevens
                                      Vice President
                    Telephone:     (312) 732-2532
                    Telex:          4330253
                    Answerback:  FNBCUI
                    Rapifax:        (312) 732-4840

BANK OF AMERICA ILLINOIS                            Commitment:     $37,000,000

By:  \s\:  Mike Healy
   ______________________
Title:  Vice President

          Address for Notices:
                    231 S. LaSalle Street
                    Chicago, Illinois  60697
                    Attention:   Lewis B. Fisher
                                   Vice President
                    Telephone:  (312) 828-3137
                    Rapifax:     (312) 987-7384

ROYAL BANK OF CANADA                                Commitment:     $35,000,000

By:  \s\:  Molly Drennor
   _______________________________
Title:  Manager, Corporate Banking

          Address for Notices:
                    New York Branch
                    Royal Bank of Canada
                    Financial Square, 23rd Floor
                    New York, NY 10005-3531
                    Attention:      Manager, Loans Administration
                    Telephone:     (212) 428-6311
                    Telex:          MCI62519
                    Answerback:  RBCNY
                    Rapifax:        (212) 428-2372

          With a copy to:
                    Royal Bank of Canada
                    1 N. Franklin Street
                    Suite 700
                    Chicago, Illinois 60606
                    Attention:    Karen Hull
                                    Manager, Corporate Banking
                    Telephone:   (312) 551-1617
                    Rapifax:      (312) 551-0805

THE BANK OF NEW YORK                                Commitment:     $20,000,000

By:  \s\:  Sara Powell-Goldman
    ____________________________
Title:  Assistant Vice President

          Address for notices:
                    One Wall Street - 19th Floor
                    New York, NY  10286
                    Attention:    Mr. Bruce Miller
                                    Vice President
                    Telephone:   (212)635-8202
                    Rapifax:      (212)635-1208/1209

NBD BANK, N.A.                                      Commitment:     $20,000,000

By:  \s\:  Jenny Gilpin
    __________________________
Title:   Second Vice President

          Address for notices:
                    611 Woodward Avenue
                    Detroit, MI  48226
                    Attention:   Ms. Jenny A. Gilpin
                                   Midwest Banking Department
                    Telephone:  (313)225-4247
                    Rapifax:     (313)225-3269

ABN AMRO BANK N.V.                                  Commitment:     $15,000,000

By:  \s\:  John Wm. Stanger
    _________________________
Title:   Group Vice President

By:  \s\:  Bernard J. McGulgan
    __________________________
Title:   Group Vice President

          Address for notices:
                    135 S. Lasalle Street, Suite 425
                    Chicago, Illinois 60674-9135
                    Attention:    John William Stanger
                                    Group Vice President
                    Telephone:   (312) 904-2671
                    Rapifax:      (312) 606-8425

THE BANK OF NOVA SCOTIA                              Commitment:     $15,000,000


By:  \s\:  Claude Ashby
    __________________________________
Title:  Senior Manager-Loan Operations


          Address for Notices:
                    The Bank of Nova Scotia
                    600 Peachtree St., N.E. Suite 2700
                    Atlanta, GA 30308
                    Attention:  Shannon Law
                                  Loan Administrative Officer

          With a copy to:
                    The Bank of Nova Scotia
                    181 West Madison Avenue, Suite 3700
                    Chicago, IL 60602
                    Attention:   John P. Malloy
                                   Representative
                    Telephone:  (312) 201-4100
                    Telex:
                    Answerback:
                    Rapifax:     (312) 201-4108

                    The Bank of Nova Scotia
                    Scotia Plaza
                    44 King Street West
                    Toronto, Ontario, Canada M5H 1H1
                    Attention:   Assistant General Manager

FIRSTAR BANK MILWAUKEE, N.A.                       Commitment:      $15,000,000

By:  \s\:  F. R. Dengel
    ______________________
Title:  Vice President


          Address for Notices:
                    777 East Wisconsin Avenue
                    Milwaukee, Wisconsin  53202
                    Attention:       U.S. Banking Division
                                       F. R. Dengel, Vice President
                    Telephone:      (414) 765-4144
                    Telex:           TRT 191178
                    Answerback:   FIRWIS MIL
                    Rapifax:         (414) 765-5062