Form 10-Q
period 1995-03-31
OUTBOARD MARINE CORP
filed 1995-05-01
CIK 75149

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995.

                               or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Number of shares of Common Stock of $0.15 par value outstanding at April 28, 1995 were 20,003,740 shares (not including 195,214 treasury shares).

Exhibit Index Page 11.
                               -1-

                      OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                            PART I, ITEM 1
                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS
                            March 31, 1995


Financial statements required by this form:

                                                             Page
                                                             ----
Statement of Consolidated Earnings                             3

Condensed Statement of Consolidated Financial Position         4

Statement of Consolidated Cash Flows                           6

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

                          OUTBOARD MARINE CORPORATION
                       STATEMENT OF CONSOLIDATED EARNINGS
                                  (UNAUDITED)

                                        Three Months Ended      Six Months Ended
                                              March 31              March 31
                                        -------------------    -------------------
(In millions except amounts per share)    1995       1994        1995       1994
                                        --------   --------    --------   --------
NET SALES                               $ 318.8    $ 263.5     $ 561.4    $ 454.3

COST OF GOODS SOLD                        233.0      198.9       424.4      353.3
                                        --------   --------    --------   --------
  Gross earnings                           85.8       64.6       137.0      101.0

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                60.9       51.3       111.0       93.1
                                        --------   --------    --------   --------
  Earnings from operations                 24.9       13.3        26.0        7.9

NON-OPERATING EXPENSE (INCOME):
  Interest expense                          5.4        5.1        10.4       10.1
  Other, net                               ( .8)     (11.7)       (2.4)     (13.6)
                                        --------   --------    --------   --------
                                            4.6       (6.6)        8.0       (3.5)
                                        --------   --------    --------   --------

    Earnings before provision
       for income taxes                    20.3       19.9        18.0       11.4

PROVISION FOR INCOME TAXES                  2.3         .8         3.1        1.6
                                        --------   --------    --------   --------
    Net earnings                        $  18.0    $  19.1     $  14.9    $   9.8
                                        ========   ========    ========   ========

NET EARNINGS PER SHARE OF COMMON
  STOCK BASED on weighted average
   common shares and common stock
   equivalents outstanding:
    Primary                             $   .90    $   .95     $   .74    $   .49
                                        ========   ========    ========   ========

    Fully diluted                       $   .81    $   .85     $   .71    $   .49
                                        ========   ========    ========   ========
DIVIDENDS PAID PER SHARE                $   .10    $   .10     $   .20    $   .20
                                        ========   ========    ========   ========
AVERAGE SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS OUTSTANDING
  (if applicable)                          20.1       20.0        20.1       20.0




                        OUTBOARD MARINE CORPORATION
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               (UNAUDITED)

                                                       March 31           September 30
(In millions)                                      1995       1994            1994
                                                 --------    --------       --------
ASSETS
- ------
  CURRENT ASSETS:
    Cash and cash equivalents                    $  37.1     $  33.1        $  80.3
    Receivables                                    211.0       193.5          150.5
    Inventories-
      Finished products                             90.5        77.7           58.7
      Raw material, work in process
        and service parts                          143.9       102.4          105.0
                                                 --------    --------       --------

        Total inventory                            234.4       180.1          163.7
    Other current assets                            37.2        31.4           35.3
                                                 --------    --------       --------

            Total current assets                   519.7       438.1          429.8

  PRODUCT TOOLING, net                              52.4        45.4           48.3

  INTANGIBLES                                       31.5        32.5           32.1

  OTHER ASSETS                                      95.4        85.7           89.8

  PLANT AND EQUIPMENT, at cost                     548.0       543.3          535.6
    Less-Accumulated depreciation                  326.5       333.0          318.5
                                                 --------    --------       --------

                                                   221.5       210.3          217.1
                                                 --------    --------       --------
                    Total assets                 $ 920.5     $ 812.0        $ 817.1
                                                 ========    ========       ========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                                $  90.0     $  28.0        $     -
    Accounts payable                               101.7        76.8          102.9
    Accrued and other                              132.3       167.8          130.7
                                                 --------    --------       --------

            Total current liabilities              324.0       272.6          233.6

  LONG-TERM DEBT                                   177.3       178.1          178.2

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS      100.8       103.5          102.3

  OTHER NON-CURRENT LIABILITIES                     96.1        88.2           94.0

  SHAREHOLDERS' INVESTMENT:
    Common stock and capital surplus               110.9       108.3          109.3
    Retained earnings                              117.2        71.5          106.3
    Cumulative translation adjustments              (5.8)      (10.2)          (6.6)
                                                 --------    --------       --------
             Total shareholders' investment        222.3       169.6          209.0
                                                 --------    --------       --------
                    Total liabilities and
                       shareholders' investment  $ 920.5     $ 812.0        $ 817.1
                                                 ========    ========       ========

SHARES OF COMMON STOCK OUTSTANDING                  20.0        19.9           20.0


                         OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)

                                                               Six Months Ended
                                                                    March 31
                                                             ---------------------
(In millions)                                                  1995          1994
                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                             $ 14.9        $  9.8
    Adjustments to reconcile net earnings to net cash
      provided by operations:
          Depreciation and amortization                        21.8          18.3
          Gain on transfer of land rights                         -         (10.5)
          Changes in current accounts excluding the effects
            of noncash transactions
                (Increase) in accounts receivable             (58.0)        (56.5)
                (Increase) in inventory                       (68.8)        (25.6)
                (Increase) in other current assets             (1.4)          (.4)
                (Decrease) in accounts payable and accrued
                  liabilities                                  (1.6)        (12.6)
                Other, net                                     (3.0)        (10.5)
                                                             -------       -------
                      Net cash used for operating activities  (96.1)        (88.0)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for plant and equipment, and tooling         (31.9)        (29.5)
    Net proceeds on transfer of land rights                       -          10.5
    Other, net                                                 (1.5)          7.5
                                                             -------       -------
                      Net cash used for investing activities  (33.4)        (11.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in short-term debt                            90.0          28.0
    Cash dividends paid                                        (4.0)         (4.0)
    Other, net                                                   .7           1.9
                                                             -------       -------
                      Net cash provided by financing
                                  activities                   86.7          25.9

EXCHANGE RATE EFFECT ON CASH                                    (.4)          2.3
                                                             -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (43.2)        (71.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               80.3         104.4
                                                             -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 37.1        $ 33.1
                                                             =======       =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                            $  9.4        $  7.7
    Income taxes paid                                           1.4           4.8


                     OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                           PART I, ITEM 2
                        FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           March 31, 1995

RESULTS OF OPERATIONS

        The company achieved strong sales and earnings improvement in the second quarter and first half of fiscal 1995.

        Sales increased by 21 percent to $318.8 million in the second quarter of 1995, up from $263.5 million in the second quarter of 1994. Some of that sales increase came from a larger than usual number of orders that carried over from the first quarter and prior fiscal year. The bulk came from growing demand for the company's products in the United States and in markets around the world.

        U.S. sales grew by 19 percent. U.S. power products sales increased by 21 percent, fueled by increased loose outboard sales and strong demand for the new V-4 outboards and the popular V-6 models. U.S. boat sales increased nearly 17 percent in the quarter.

        Outside the United States, sales increased 28 percent. All international operations reported sales gains, with OMC Europe leading the way with a 51 percent sales increase. Outboards drove sales gains in all of OMC's international markets.

        Sales improvement translated into strong earnings growth for the quarter. Net earnings were $18 million, or 90 cents per share (81 cents, fully diluted), for this year's second quarter.
Net earnings were $19.1 million, or 95 cents per share (85 cents, fully diluted), for last year's second quarter. Last year's second quarter earnings, however, benefited from $10.5 million in non-operating income from a real estate transaction in Hong Kong. Removing that gain from last year's results would leave adjusted net earnings of $8.6 million, or 43 cents per share (40 cents, fully diluted), for the 1994 second quarter, a positive earnings swing of $9.4 million, or 47 cents per share, for the second quarter of this year.

        For the first six months of 1995, the company achieved net earnings of $14.9 million, or 74 cents per share (71 cents, fully diluted), on sales of $561.4 million. Net earnings were $9.8 million, or 49 cents per share, on sales of $454.3 million for the same period in 1994. Removing the gain from the Hong
Kong land transaction would leave an adjusted net loss of $0.7 million, or 4 cents per share for last year's first half.

        The company is fully participating in the growth of the industry during this cyclical upturn. Full participation in the market's growth, though, is requiring increased spending in the manufacturing and marketing operations, as well as to pay for new product development for a new generation of low-emission outboards that will win sales in the future. That increased spending, along with additional tooling amortization and depreciation expense, will offset the additional cost savings that had been slated for fiscal 1995 as part of our 1993 restructuring program.

        Profit margins, however, will continue to benefit from the streamlining measures we implemented in 1993 and 1994. Benefits can be seen on our second quarter income statement.

        Gross margin for this year's second quarter increased to 26.9 percent from 24.5 percent last year. Selling, general and administrative expense increased by $9.6 million, slightly down as a percentage of sales. Operating earnings increased more than 87 percent to $24.9 million from $13.3 million in the second quarter last year. And operating margin increased to 7.8 percent from 5 percent in the second quarter last year.

        Margin improvement also was significant for the first six months of the year. Gross margin for the first half of this year increased to 24.4 percent from 22.2 percent for the first six months of 1994. Selling, general and administrative expense in this year's first half increased by $17.9 million, but decreased as a percentage of sales. Operating earnings more than tripled to $26 million from $7.9 million in the first half of last year. And operating margin increased to 4.6 percent from
1.7 percent.

        The company is addressing the engine manufacturing complexities that limited growth last year, and the company is now satisfying market demand with current levels of production. The company is seeing continuing strength in its markets, and the company is working hard to maximize earnings in this cyclical upturn while it, simultaneously, begins the process of developing a new strategic direction that will produce a steady growth in shareholder value.

        The provision for income taxes of $2.3 million and $3.1 million for the three and six months ended March 31, 1995, respectively, resulted from expected taxes payable relating to certain international subsidiaries.

        It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.

                     OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                           PART I, ITEM 2
                        FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           March 31, 1995

FINANCIAL CONDITION

        Due to the seasonal nature of the company's business, it is more appropriate to compare the March 31, 1995 Condensed
Statement of Financial Position with March 31, 1994. The company's ratio of current assets to current liabilities was 1.6 at both March 31, 1995 and March 31, 1994. Current assets of
$519.7 million at March 31, 1995 increased $81.6 million as compared to current assets of $438.1 million at March 31, 1994. Receivables increased $17.5 million due primarily to higher sales in the current quarter and to a miscellaneous receivable in 1995 on a tax interest adjustment. Inventories increased
$54.3 million due primarily to higher manufacturing activity.
Other current assets increased $5.8 million due primarily to deferred income tax benefits.

        Product tooling increased $7.0 million due primarily to the introduction of new outboard models. Other assets increased
$9.7 million due primarily to reclassifications of joint venture investment and increased pension assets.

        Current liabilities increased by $51.4 million to $324.0 million as of March 31, 1995 compared to $272.6 million at March 31, 1994. Notes payable increased $62.0 million at March 31, 1995. The $24.9 million increase in accounts payable resulted primarily from increased manufacturing activity. The decrease in accrued and other resulted from higher restructuring accruals and decreased current maturities of long-term debt at March 31, 1995.

        Other non-current liabilities increased $7.9 million due primarily to higher accruals for contingencies.

        The company's total debt to total capitalization at March 31, 1995 was 54.6 percent compared to 56.6 percent at March 31, 1994. Notes payable increased $62.0 million at March 31, 1995 while long-term debt decreased $.8 million and current maturities of long-term debt decreased $15.0 million from the previous year.

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

                  OUTBOARD MARINE CORPORATION
                          FORM 10-Q
                  PART II - OTHER INFORMATION


Item 1.      Legal Proceedings

      The USEPA issued a Unilateral Administrative Order directing the company to undertake groundwater remediations at the Cadillac Industrial Park in Cadillac, Michigan. The company responded with a conditional offer to proceed in conjunction with other potentially responsible parties. The USEPA accepted the company's offer and issued a notice to proceed. This development will not require the company to expend any additional funds.

Item 6.     Exhibits and Reports on Form 8-K.


     (a)    Exhibits reference is made to the Exhibit Index on Page
            11.

     (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended March 31, 1995.


                        S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              OUTBOARD MARINE CORPORATION

        Signature                       Title                      Date
________________________     ___________________________    __________________

By /s/ James R. Maurice      Vice President & Controller        May 1, 1995
________________________     ___________________________    __________________
    JAMES R. MAURICE

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

     (B)       With respect to rights of Series A Junior
               Participating Preferred Stock, reference is made to the Registrant's report on Form 8-K filed on October 17, 1990, which is incorporated herein by reference.

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

     (E) With respect to Severance Agreements for all elected officers of the Registrant (except Mr. Bowman), reference is made to Exhibit 10(E) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

     (F) With respect to the Registrant's Revolving Credit Agreement dated as of December 30, 1994, reference is made to Exhibit 10(G) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, which is incorporated herein by reference.


Exhibit 11: Statements regarding computation of per share earnings:

               A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 19:    Report furnished to security holders:

               A copy of the Registrant's Shareholders Report for the fiscal quarter ended March 31, 1995, is attached hereto as Exhibit 19.


Exhibit 27:    Financial data schedules:

               This information is filed only in the electronic filing.

                                                                     EXHIBIT  11

                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                      COMPUTATION OF PER SHARE EARNINGS
                   (In millions except amounts per share)

                                             Three Months Ended         Six Months Ended
                                                  March 31                  March 31
                                            --------------------      --------------------
                                              1995        1994          1995        1994
                                            --------    --------      --------    --------
Primary Earnings Per Share:
   Net earnings                             $  18.0     $  19.1       $  14.9     $   9.8
                                            ========    ========      ========    ========

   Weighted average number of shares           20.0        19.8          20.0        19.8
   Common stock equivalents (stock options)      .1          .2            .1          .2
                                            --------    --------      --------    --------
   Average shares outstanding                  20.1        20.0          20.1        20.0
                                            ========    ========      ========    ========

   Primary earnings per share               $   .90     $   .95       $   .74     $   .49
                                            ========    ========      ========    ========

Fully Diluted Earnings per Share:
   Net earnings                             $  18.0     $  19.1       $  14.9     $   9.8
   Add: After-tax interest and related
    expense amortization on 7% convertible
    subordinated debentures                      .9          .9           1.7         1.7
                                            --------    --------      --------    --------
   Net earnings adjusted                    $  18.9     $  20.0       $  16.6     $  11.5
                                            ========    ========      ========    ========

   Weighted average number of shares           20.0        19.8          20.0        19.8
   Common stock equivalents (stock options)      .1          .2            .1          .2
   Weighted average common shares assuming
    conversion of 7% convertible
    subordinated debentures                     3.4         3.4           3.4         3.4
                                            --------    --------      --------    --------
   Average shares outstanding                  23.5        23.4          23.5        23.4
                                            ========    ========      ========    ========

   Fully diluted earnings per share         $   .81     $   .85       $   .71     $     *
                                            ========    ========      ========    ========

*  The computation of fully dilutive earnings per share of common stock is antidilutive;
   therefore, the amount reported for primary and fully diluted earnings per share is the same.



                                                    EXHIBIT  19

                                                 April 19, 1995


To Our Shareholders:

I'm very pleased to tell you that our company achieved strong sales and earnings improvement in the second quarter and first half of fiscal 1995.

We increased our sales by 21 percent to $318.8 million in the second quarter of 1995, up from $263.5 million in the second quarter of 1994. Some of that sales increase came from a larger than usual number of orders that we carried over from the first quarter and prior fiscal year. But the bulk of it came from growing demand for our products in the United States and in markets around the world.

Our U.S. sales grew by 19 percent. U.S. power products sales increased by 21 percent, fueled by increased loose outboard sales and strong demand for our new V-4 outboards and our popular V-6 models. Our U.S. boat sales increased nearly 17 percent in the quarter.

Outside the United States, our sales increased 28 percent. All of our international operations reported sales gains, with OMC Europe leading the way with a 51 percent sales increase. Outboards drove our sales gains in all of our international markets.

Our sales improvement translated into strong earnings growth for the quarter. We achieved net earnings of $18 million, or 90 cents per share (81 cents, fully diluted), for this year's second quarter. We reported net earnings of $19.1 million, or 95 cents per share (85 cents, fully diluted), for last year's second quarter. Last year's second quarter earnings, however, benefitted from $10.5 million in non-operating income from a real estate transaction in Hong Kong. Removing that gain from last year's results would leave adjusted net earnings of $ 8.6 million, or 43 cents per share (40 cents, fully diluted), for the 1994 second quarter. That is a positive earnings swing of $ 9.4 million, or 47 cents per share, for the second quarter of this year.

For the first six months of 1995, we achieved net earnings of $14.9 million, or 74 cents per share (71 cents fully diluted), on sales of $561.4 million. We reported net earnings of $9.8 million, or 49 cents per share, on sales of $454.3 million for the same period in 1994. Removing the gain from our Hong Kong land transaction would leave an adjusted net loss of $ 0.7 million, or 4 cents per share for last year's first half.


We are fully participating in the growth of our industry during this cyclical upturn. Full participation in the market's growth, though, is requiring increased spending in our manufacturing and marketing operations, as well as to pay for new product development for a new generation of low-emission outboards that will win sales for OMC in the future. That increased spending, along with additional tooling amortization and depreciation expense, will offset the additional cost savings that had been slated for fiscal 1995 as part of our 1993 restructuring program.

Our profit margins, however, will continue to benefit from the streamlining measures we implemented in 1993 and 1994. You can see some of those benefits on our second quarter income statement.

Our gross margin for this year's second quarter increased to 26.9 percent from 24.5 percent last year. Our SG and A expense increased by $9.6 million, but it was flat as a percentage of sales. Our operating earnings increased more than 87 percent to $24.9 million from $13.3 million in the second quarter last year. And our operating margin increased to 7.8 percent from 5 percent in the second quarter last year.

Our margin improvement also was significant for the first six months of the year. Our gross margin for the first half of this year increased to 24.4 percent from 22.2 percent for the first six months of 1994. Our SG and A expense in this year's first half increased by $17.9 million, but decreased as a percentage of sales. Operating earnings more than tripled to $26 million from $7.9 million in the first half of last year. And our operating margin increased to 4.6 percent from 1.7 percent.

I certainly can't tell you that our business is performing at the level at which we want it to perform. But we are addressing the engine manufacturing complexities that limited our growth last year, and we are now satisfying market demand with our current levels of production.

We're seeing continuing strength in our markets, and we're working hard to maximize our earnings in this cyclical upturn while we, simultaneously, begin the process of developing a new strategic direction for our company that will produce steady growth in shareholder value.

I'm looking forward to working to increase the value of your investment, and I am pleased to advise you that our board of directors has declared a cash dividend of 10 cents per share payable May 26, 1995, to shareholders of record May 12, 1995.


HARRY W. BOWMAN
- ----------------
Harry W. Bowman
Chairman, President and
Chief Executive Officer

                          OUTBOARD MARINE CORPORATION
                       STATEMENT OF CONSOLIDATED EARNINGS
                                  (UNAUDITED)

                                        Three Months Ended      Six Months Ended
                                              March 31              March 31
                                        -------------------    -------------------
(In millions except amounts per share)    1995       1994        1995       1994
                                        --------   --------    --------   --------
NET SALES                               $ 318.8    $ 263.5     $ 561.4    $ 454.3

COST OF GOODS SOLD                        233.0      198.9       424.4      353.3
                                        --------   --------    --------   --------
  Gross earnings                           85.8       64.6       137.0      101.0

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                60.9       51.3       111.0       93.1
                                        --------   --------    --------   --------
  Earnings from operations                 24.9       13.3        26.0        7.9

NON-OPERATING EXPENSE (INCOME):
  Interest expense                          5.4        5.1        10.4       10.1
  Other, net                               ( .8)     (11.7)       (2.4)     (13.6)
                                        --------   --------    --------   --------
                                            4.6       (6.6)        8.0       (3.5)
                                        --------   --------    --------   --------

    Earnings before provision
       for income taxes                    20.3       19.9        18.0       11.4

PROVISION FOR INCOME TAXES                  2.3         .8         3.1        1.6
                                        --------   --------    --------   --------
    Net earnings                        $  18.0    $  19.1     $  14.9    $   9.8
                                        ========   ========    ========   ========

NET EARNINGS PER SHARE OF COMMON
  STOCK BASED on weighted average
   common shares and common stock
   equivalents outstanding:
    Primary                             $   .90    $   .95     $   .74    $   .49
                                        ========   ========    ========   ========

    Fully diluted                       $   .81    $   .85     $   .71    $   .49
                                        ========   ========    ========   ========
DIVIDENDS PAID PER SHARE                $   .10    $   .10     $   .20    $   .20
                                        ========   ========    ========   ========
AVERAGE SHARES OF COMMON STOCK AND
  COMMON STOCK EQUIVALENTS OUTSTANDING
  (if applicable)                          20.1       20.0        20.1       20.0




                        OUTBOARD MARINE CORPORATION
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               (UNAUDITED)

                                                       March 31           September 30
(In millions)                                      1995       1994            1994
                                                 --------    --------       --------
ASSETS
- ------
  CURRENT ASSETS:
    Cash and cash equivalents                    $  37.1     $  33.1        $  80.3
    Receivables                                    211.0       193.5          150.5
    Inventories-
      Finished products                             90.5        77.7           58.7
      Raw material, work in process
        and service parts                          143.9       102.4          105.0
                                                 --------    --------       --------

        Total inventory                            234.4       180.1          163.7
    Other current assets                            37.2        31.4           35.3
                                                 --------    --------       --------

            Total current assets                   519.7       438.1          429.8

  PRODUCT TOOLING, net                              52.4        45.4           48.3

  INTANGIBLES                                       31.5        32.5           32.1

  OTHER ASSETS                                      95.4        85.7           89.8

  PLANT AND EQUIPMENT, at cost                     548.0       543.3          535.6
    Less-Accumulated depreciation                  326.5       333.0          318.5
                                                 --------    --------       --------

                                                   221.5       210.3          217.1
                                                 --------    --------       --------
                    Total assets                 $ 920.5     $ 812.0        $ 817.1
                                                 ========    ========       ========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                                $  90.0     $  28.0        $     -
    Accounts payable                               101.7        76.8          102.9
    Accrued and other                              132.3       167.8          130.7
                                                 --------    --------       --------

            Total current liabilities              324.0       272.6          233.6

  LONG-TERM DEBT                                   177.3       178.1          178.2

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS      100.8       103.5          102.3

  OTHER NON-CURRENT LIABILITIES                     96.1        88.2           94.0

  SHAREHOLDERS' INVESTMENT:
    Common stock and capital surplus               110.9       108.3          109.3
    Retained earnings                              117.2        71.5          106.3
    Cumulative translation adjustments              (5.8)      (10.2)          (6.6)
                                                 --------    --------       --------
             Total shareholders' investment        222.3       169.6          209.0
                                                 --------    --------       --------
                    Total liabilities and
                       shareholders' investment  $ 920.5     $ 812.0        $ 817.1
                                                 ========    ========       ========

SHARES OF COMMON STOCK OUTSTANDING                  20.0        19.9           20.0
