Form 10-Q
period 1995-06-30
OUTBOARD MARINE CORP
filed 1995-08-11
CIK 75149

                          FORM 10-Q

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995.

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

Number of shares of Common Stock of $0.15 par value outstanding at July 31, 1995 were 20,014,548 shares (not including 195,214 treasury shares).

Exhibit Index Page 14.
                               -1-

                      OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                            PART I, ITEM 1
                         FINANCIAL INFORMATION

                         FINANCIAL STATEMENTS
                            June 30, 1995


Financial statements required by this form:

                                                             Page
                                                             ----
Statement of Consolidated Earnings                             3

Condensed Statement of Consolidated Financial Position         4

Statement of Consolidated Cash Flows                           6

Notes to Consolidated Financial Statements                     7

                          OUTBOARD MARINE CORPORATION
                       STATEMENT OF CONSOLIDATED EARNINGS
                                  (UNAUDITED)

                                        Three Months Ended      Nine Months Ended
                                              June 30               June 30
                                        -------------------    -------------------
(In millions except amounts per share)    1995       1994        1995       1994
                                        --------   --------    --------   --------
NET SALES                               $ 329.6    $ 318.8     $ 891.0    $ 773.1

COST OF GOODS SOLD                        246.5      233.8       670.9      587.1
                                        --------   --------    --------   --------
  Gross earnings                           83.1       85.0       220.1      186.0

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                51.8       53.5       162.8      146.6
                                        --------   --------    --------   --------
  Earnings from operations                 31.3       31.5        57.3       39.4

NON-OPERATING EXPENSE (INCOME):
  Interest expense                          6.8        5.1        17.2       15.2
  Other, net                               (7.3)      (3.8)       (9.7)     (17.4)
                                        --------   --------    --------   --------
                                           ( .5)       1.3         7.5       (2.2)
                                        --------   --------    --------   --------

    Earnings before provision
       for income taxes                    31.8       30.2        49.8       41.6

PROVISION FOR INCOME TAXES                  3.8        2.2         6.9        3.8
                                        --------   --------    --------   --------
    Net earnings                        $  28.0    $  28.0     $  42.9    $  37.8
                                        ========   ========    ========   ========

NET EARNINGS PER SHARE OF COMMON
  STOCK based on weighted average
   common shares and common stock
   equivalents outstanding:
    Primary                             $  1.39    $  1.40     $  2.13    $  1.89
                                        ========   ========    ========   ========

    Fully diluted                       $  1.22    $  1.23     $  1.93    $  1.73
                                        ========   ========    ========   ========
DIVIDENDS PAID PER SHARE                $   .10    $   .10     $   .30    $   .30
                                        ========   ========    ========   ========
AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER SHARE OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS:
    Primary                                20.1       20.0        20.1       20.0

    Fully diluted                          23.5       23.4        23.5       23.4

The accompanying notes are an integral part of these statements.

                        OUTBOARD MARINE CORPORATION
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               (UNAUDITED)

                                                       June 30           September 30
(In millions)                                      1995       1994            1994
                                                 --------    --------       --------
ASSETS
- ------
  CURRENT ASSETS:
    Cash and cash equivalents                    $  48.9     $  63.1        $  80.3
    Receivables                                    181.9       169.8          150.5
    Inventories-
      Finished products                             98.7        62.3           58.7
      Raw material, work in process
        and service parts                          136.7       112.4          105.0
                                                 --------    --------       --------

        Total inventory                            235.4       174.7          163.7
    Other current assets                            38.2        29.0           35.3
                                                 --------    --------       --------

            Total current assets                   504.4       436.6          429.8

  PRODUCT TOOLING, net                              53.2        48.2           48.3

  INTANGIBLES                                       31.3        32.3           32.1

  OTHER ASSETS                                      97.0        86.8           89.8

  PLANT AND EQUIPMENT, at cost                     558.7       549.5          535.6
    Less-Accumulated depreciation                  332.7       336.0          318.5
                                                 --------    --------       --------

                                                   226.0       213.5          217.1
                                                 --------    --------       --------
                    Total assets                 $ 911.9     $ 817.4        $ 817.1
                                                 ========    ========       ========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                                $  75.0     $     -        $     -
    Accounts payable                                77.5        82.2          102.9
    Accrued and other                              134.9       164.0          130.7
                                                 --------    --------       --------

            Total current liabilities              287.4       246.2          233.6

  LONG-TERM DEBT                                   177.3       178.1          178.2

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS      100.8       102.9          102.3

  OTHER NON-CURRENT LIABILITIES                     97.4        92.2           94.0

  SHAREHOLDERS' INVESTMENT:
    Common stock and capital surplus               111.3       108.6          109.3
    Retained earnings                              143.2        97.6          106.3
    Cumulative translation adjustments              (5.5)       (8.2)          (6.6)
                                                 --------    --------       --------
             Total shareholders' investment        249.0       198.0          209.0
                                                 --------    --------       --------
                    Total liabilities and
                       shareholders' investment  $ 911.9     $ 817.4        $ 817.1
                                                 ========    ========       ========

SHARES OF COMMON STOCK OUTSTANDING                  20.0        19.9           20.0

The accompanying notes are an integral part of these statements.

                         OUTBOARD MARINE CORPORATION
                    STATEMENT OF CONSOLIDATED CASH FLOWS
                                 (UNAUDITED)

                                                              Nine Months Ended
                                                                    June 30
                                                             ---------------------
(In millions)                                                  1995          1994
                                                             -------       -------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                             $ 42.9        $ 37.8
    Adjustments to reconcile net earnings to net cash
      provided by operations:
          Depreciation and amortization                        33.4          29.0
          Gain on transfer of land rights                         -         (10.5)
          Changes in current accounts excluding the effects
            of noncash transactions
                (Increase) in accounts receivable             (32.4)        (30.9)
                (Increase) in inventory                       (66.4)        (21.4)
                (Increase) decrease in other current assets    (2.4)          2.7
                (Decrease) in accounts payable and accrued
                  liabilities                                 (23.1)         (8.5)
          Other, net                                           (6.6)         (6.4)
                                                             -------       -------
                      Net cash used for operating activities  (54.6)         (8.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for plant and equipment, and tooling         (48.5)        (45.9)
    Net proceeds on transfer of land rights                       -          10.5
    Proceeds from sale of plant and equipment                   4.5           5.7
    Other, net                                                 (3.0)          3.9
                                                             -------       -------
                      Net cash used for investing activities  (47.0)        (25.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase in short-term debt                            75.0             -
    Payments of long-term debt, including current maturities   (1.1)         (5.1)
    Cash dividends paid                                        (6.0)         (5.9)
    Other, net                                                  2.1           2.7
                                                             -------       -------
                      Net cash provided by (used for)
                                  financing activities         70.0          (8.3)

EXCHANGE RATE EFFECT ON CASH                                     .2           1.0
                                                             -------       -------
NET DECREASE IN CASH AND CASH EQUIVALENTS                     (31.4)        (41.3)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               80.3         104.4
                                                             -------       -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 48.9        $ 63.1
                                                             =======       =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid                                            $ 14.8        $ 11.8
    Income taxes paid                                           1.6           5.7

The accompanying notes are an integral part of these statements.

          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION
   The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1994. The 1995 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.


2. CONTINGENT LIABILITIES
   As a normal business practice, certain subsidiaries have made arrangements by which qualified retail dealers may obtain inventory financing. Under these arrangements, the company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the company's annual repurchase obligation. The maximum potential repurchase commitment on June 30, 1995, was approximately $53 million. The company resells any repurchased products. Losses incurred under this program have not been material. The company accrues for losses that are anticipated in connection with expected repurchases.

   The company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the company's financial position or the results of operations of the company.

   Under the requirements of Superfund and certain other laws, the company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency (USEPA) and other agencies. The company has been notified that it is named a PRP for study and clean-up costs at various sites which the company does not believe to be material, as well as the sites discussed in more detail below. In some cases there are several named PRPs and in others there are hundreds. The company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site.
   Costs are typically allocated based upon the volume and nature of the materials sent to the site and/or the amount of time the site was owned or operated. However, under Superfund, and certain other laws, as a PRP the company can be held jointly and severally liable for all environmental costs associated with the site. Except as described below, the company is currently not in possession of sufficient information to confirm the existence of liability or make any judgment as to the amount thereof regarding these sites.

   The company is engaged in the following material legal proceedings:

   A. The company has substantially completed PCB remediation of the biota and sediment of certain waterways adjacent to the company's Waukegan, Illinois lakefront facility and in the groundwater underlying and adjacent to and on certain land of that facility as agreed to with the USEPA and the Illinois Environmental Protection Agency under a 1989 consent decree.
   The company is currently in negotiations with USEPA, U.S. Army Core of Engineers and their hired consultants regarding oversight costs which are being claimed by the agencies. To date the company has recovered approximately $14 million through settlements with insurance companies as partial reimbursement for costs and defense in remediation. The company is currently pursuing litigation against several additional insurance companies.

   B. In 1988 and 1989 the company received from the USEPA notices of potential liability and information requests regarding alleged releases of hazardous substances at the Cadillac Industrial Park in Cadillac, Michigan. The company settled with the Michigan Department of Natural Resources for past costs incurred and the national resources damages resulting from the alleged release of hazardous substances at the Cadillac Industrial Park. The settlement was within the amount previously accrued by the company for this site. The USEPA has accepted the company's conditional offer to proceed in conjunction with the other potentially responsible parties which will result in no additional funds being expended by the company. The company is currently in the process of finalizing the remediation plan with the other potentially responsible parties.

   C. In 1989 thirty-nine PRPs, including the company, were served with a notice pursuant to section 4(q) of the Illinois Environmental Protection Act with respect to alleged contamination of Brush Creek and Lake Bracken located in Galesburg, Illinois. The company has cooperated with the State of Illinois in response to the notice. In 1994 the company received a request to contribute to the stream-bed investigation. The company has complied with that request.

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

   E. In 1990 the company received from the USEPA a notice of potential liability and information request regarding a possible contamination of certain land located in Waukegan, Illinois currently owned by the company on which two former owners conducted coking operations. The company complied with the investigation and feasibility study at this site.

   The company has substantial experience in the remediation of contaminated sites. Once the company becomes aware of its potential liability at a particular site, it uses this experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is arrived at by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based on the company's experience, most accurately reflects the company's liability based on the information currently available. The company takes into account the number of other participants involved in the site, their experience in the remediation of sites as well as our knowledge of their ability to pay.

   As a general rule, the company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the company does accrue for environmental close down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. The company has accrued approximately $12 million for costs related to remediation at continuing and closed down operations as well as the proceedings discussed above. The possible recovery of additional insurance proceeds has not been considered in estimating contingent environmental liabilities.

   Each site is reviewed on a quarterly basis and the environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly the company is confident that the accrual accurately reflects the company's liability based on the information available at the time.

   While the results of the proceedings discussed above cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of such proceedings, after giving consideration to the amounts accrued, should not have a material effect on the company's financial position or the results of operations of the company.

                     OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                           PART I, ITEM 2
                        FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           June 30, 1995

RESULTS OF OPERATIONS

        The past quarter was a challenging one for the company and for the entire marine industry. After two quarters of strong growth this fiscal year, demand for U.S. marine products unexpectedly slowed in the company's third quarter. The quarter had flat earnings on a modest 3.4 percent sales improvement.

        For the first nine months, the company achieved substantial improvement in sales and earnings. Pre-tax earnings, adjusted to remove the one-time gain from the sale of Hong Kong land rights in the 1994 results, were up 60 percent in the first nine months of this year. The company believes the U.S. marine products market will continue to grow in 1996, although at a slower rate than the full-year 1995 rate.

        The company achieved net earnings of $28 million, or $1.39 per share ($1.22 fully diluted), for this year's third quarter on sales of $329.6 million. By comparison, the company reported net earnings of $28 million, or $1.40 per share ($1.23 fully diluted), on sales of $318.8 million for the same quarter last year.

        Sales for the quarter outside the U.S. increased 10 percent, led by OMC Europe's 23 percent sales gain. Exchange rates benefitted the company in Europe, but the company also achieved real sales and market share growth -- an affirmation that the actions taken to streamline European operations in 1993 and 1994 did improve the company's competitiveness.

        In the U.S. market, sales for the quarter were up one percent. Although the company's dealers continued to buy outboards, which drove the Marine Power Products Group's sales up 17 percent, there was a significant slowdown on the boat side of the business. The Fishing Boat Group's sales increased 5 percent, while the Aluminum and Recreational Boat Groups' sales were down 18 and 16 percent, respectively.

        The company believes the softness in the U.S. marine products market is the product of the slowdown in the broader U.S. economy and declining consumer confidence. In this environment consumers typically defer discretionary, big-ticket purchases. That fact affected most producers of large durable goods last spring.

        The U.S. marine market softened following several quarters of growth in which the company's manufacturing operations and dealers' sales were strong. As a result, the company and its dealers now have excess inventory. The company has adjusted production schedules and staffing accordingly to work these inventory levels down.

        The unabsorbed overhead from reduced production schedules, higher material costs and increased product development spending for advanced outboards combined to reduce gross earnings to $83.1 million in the past quarter, down from $85 million in the same quarter last year. Pre-tax earnings of $31.8 million for this year's third quarter compared with $30.2 million for last year's third quarter.

        For the first nine months of 1995, the company achieved net earnings of $42.9 million, or $2.13 per share ($1.93 fully diluted), on sales of $891 million, a 15 percent sales increase. By comparison, the company reported net earnings of $37.8 million, or $1.89 per share ($1.73 fully diluted), on sales of $773.1 million for the first nine months of 1994. Last year's net earnings were increased by a $10.5 million gain from the sale of Hong Kong land rights.

        Gross earnings increased more that 18 percent to $220.1 million in the first nine months of 1995, up from $186 million in the same period last year. Pre-tax earnings were $49.8 million in this year's first nine months, compared with $41.6 million for the same period in 1994. However, excluding the gain from the sale of Hong Kong land rights from the 1994 results, adjusted pre-tax earnings were up 60 percent for the first nine months of this year compared to the same period last year.

        The provision for income taxes of $3.8 million and $6.9 million for the three and nine months ended June 30, 1995, respectively, resulted from expected taxes payable relating to certain international subsidiaries.

        Due to the seasonal nature of the company's business, it is more appropriate to compare the results of operations for the current quarter with those of the same quarter of the preceding year rather than the immediately preceding quarter.

                     OUTBOARD MARINE CORPORATION
                              FORM 10-Q
                           PART I, ITEM 2
                        FINANCIAL INFORMATION

                MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                           June 30, 1995


FINANCIAL CONDITION

        Due to the seasonal nature of the company's business, it is more appropriate to compare the June 30, 1995 Condensed Statement of Financial Position with June 30, 1994 rather than with the fiscal year end at September 30, 1994. The company's ratio of current assets to current liabilities was 1.8 at both June 30, 1995 and June 30, 1994. Current assets of $504.4 million at June 30, 1995 increased $67.8 million as compared to current assets of $436.6 million at June 30, 1994. Receivables increased $12.1 million due primarily to higher sales in the current quarter and to a miscellaneous receivable in 1995 on a tax interest adjustment. Inventories increased $60.7 million due primarily to higher manufacturing activity to meet anticipated increased demand. As a result of the slowdown in the broader U.S. economy and declining consumer confidence, the actual increased demand was less than anticipated. Other current assets increased $9.2 million due primarily to deferred income tax benefits.

        Product tooling increased $5.0 million due primarily to the introduction of new outboard models. Other assets increased $10.2 million due primarily to reclassifications of joint venture investment and increased pension assets.

        Current liabilities increased by $41.2 million to $287.4 million as of June 30, 1995 compared to $246.2 million at June 30, 1994. Notes payable increased $75.0 million at June 30, 1995. The decrease in accrued and other resulted from lower restructuring accruals as previously accrued restructuring charges were spent and also decreased current maturities of long-term debt at June 30, 1995.

        The company's total debt to total capitalization at June 30, 1995 was 50.4 percent compared to 48.7 percent at June 30, 1994. Notes payable increased $75.0 million at June 30, 1995 while long-term debt decreased $.8 million and current maturities of long-term debt decreased $10.0 million from the previous year.

        The company believes with the current capital structure and the use of funds to be generated by operating activities, existing cash and cash equivalents, additional funds available from existing worldwide credit lines, and long-term debt and equity sources, it has sufficient resources to meet future capital requirements through all phases of the marine industry cycle for the foreseeable future.

                  OUTBOARD MARINE CORPORATION
                          FORM 10-Q
                  PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

      See Note 2 to Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits reference is made to the Exhibit Index on Page 14.

     (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended June 30, 1995.


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


                              OUTBOARD MARINE CORPORATION

        Signature                       Title                      Date
________________________     ___________________________    __________________

By /s/ James R. Maurice      Vice President & Controller     August 11, 1995
________________________     ___________________________    __________________
    JAMES R. MAURICE

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


Exhibit 19:    Report furnished to security holders:

               A copy of the Registrant's Shareholders Report for the fiscal quarter ended June 30, 1995, is attached hereto as Exhibit 19.


Exhibit 27:    Financial data schedules:

               This information is filed only in the electronic filing.

                                                                     EXHIBIT  11

                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                      COMPUTATION OF PER SHARE EARNINGS
                   (In millions except amounts per share)

                                             Three Months Ended         Nine Months Ended
                                                   June 30                  June 30
                                            --------------------      --------------------
                                              1995        1994          1995        1994
                                            --------    --------      --------    --------
Primary Earnings Per Share:
   Net earnings                             $  28.0     $  28.0       $  42.9     $  37.8
                                            ========    ========      ========    ========

   Weighted average number of shares           20.0        19.9          20.0        19.8
   Common stock equivalents (stock options)      .1          .1            .1          .2
                                            --------    --------      --------    --------
   Average shares outstanding                  20.1        20.0          20.1        20.0
                                            ========    ========      ========    ========

   Primary earnings per share               $  1.39     $  1.40       $  2.13     $  1.89
                                            ========    ========      ========    ========

Fully Diluted Earnings per Share:
   Net earnings                             $  28.0     $  28.0       $  42.9     $  37.8
   Add: After-tax interest and related
    expense amortization on 7% convertible
    subordinated debentures                      .8          .8           2.5         2.5
                                            --------    --------      --------    --------
   Net earnings adjusted                    $  28.8     $  28.8       $  45.4     $  40.3
                                            ========    ========      ========    ========

   Weighted average number of shares           20.0        19.8          20.0        19.8
   Common stock equivalents (stock options)      .1          .2            .1          .2
   Weighted average common shares assuming
    conversion of 7% convertible
    subordinated debentures                     3.4         3.4           3.4         3.4
                                            --------    --------      --------    --------
   Average shares outstanding                  23.5        23.4          23.5        23.4
                                            ========    ========      ========    ========

   Fully diluted earnings per share         $  1.22     $  1.23       $  1.93     $  1.73
                                            ========    ========      ========    ========



                                                    EXHIBIT  19

                                                 July 20, 1995

Dear Shareholder:

The past quarter was a challenging one for OMC and for the entire marine industry. After two quarters of strong growth this fiscal year, U.S. marine products demand suddenly and dramatically slowed in our third quarter. The bottom line for the quarter was flat earnings on a modest 3.4 percent sales improvement.

But for the first nine months, we achieved very substantial improvement. Our pre-tax earnings, adjusted to remove a one-time gain from our 1994 results, were up 60 percent in the first nine months of this year. We also believe the U.S. marine products market will continue to grow in 1996, although at a slower rate than the full-year 1995 rate.

That's a snapshot of our performance for the quarter, put into the context of a larger picture. Here are the specifics.

We achieved net earnings of $28 million, or $1.39 per share ($1.22 fully diluted), for this year's third quarter on sales of $329.6 million. By comparison, we reported net earnings of $28 million, or $1.40 per share ($1.23 fully diluted), on sales of $318.8 million for the same quarter last year.

Our sales outside the U.S. increased 10 percent, led by OMC Europe's 23 percent sales gain. Exchange rates benefitted us in Europe, but we also achieved real sales and market share growth -- an affirmation that the actions we took to streamline our European operations in 1993 and 1994 did improve our competitiveness.

In the U.S. market, our sales were up one percent. Although our dealers continued to buy outboards, which drove the Marine Power Products Group's sales up 17 percent, we saw a significant slowdown on the boat side of our business. The Fishing Boat Group's sales increased 5 percent, while the Aluminum and Recreational Boat Groups' sales were down 18 and 16 percent, respectively.

We believe the softness in the U.S. marine products market is the product of the slowdown in the broader U.S. economy and declining consumer confidence. This is an environment in which consumers defer discretionary, big-ticket purchases. That fact affected most producers of large durable goods last spring.

The U.S. marine market turned soft following several quarters of strong growth in which our manufacturing operations and our dealers' sales were running in high gear. As a result, we and our dealers now have excess inventory. We're going to work these inventory levels down, and we've adjusted our production schedules and staffing accordingly.

The unabsorbed overhead from our reduced production schedules, higher material costs and increased product development spending for our advanced LEAP outboards combined to reduce our gross earnings to $83.1 million in the past quarter, down from $85 million in the same quarter last year. We reported pre-tax earnings of $31.8 million for this year's third quarter, compared with $30.2 million for last year's third quarter.

For the first nine months of 1995, we achieved net earnings of $42.9 million, or $2.13 per share ($1.93 fully diluted), on sales of $891 million, a 15 percent sales increase. By comparison, we reported net earnings of $37.8 million, or $1.89 per share ($1.73 fully diluted), on sales of $773.1 million for the first nine months of 1994. Last year's net earnings were increased by a $10.5 million gain from a real estate transaction.

Our gross earnings increased more than 18 percent to $220.1 million in the first nine months of 1995, up from $186 million in the same period last year. Our pre-tax earnings were $49.8 million in this year's first nine months, compared with $41.6 million for the same period in 1994. However, excluding the real estate gain from our 1994 results, we achieved adjusted pre-tax earnings of $49.8 million for the first nine months of this year, up 60 percent from $31.1 million for the same period last year.

It has been, overall, a very positive nine months. We have some issues to deal with, as we've described above. But the issues affecting OMC aren't limited to our company or our industry. We also believe they are temporary. We've taken steps to address these immediate challenges, and, in the somewhat longer term, we look forward to a higher level of sales growth.

For our third quarter, our board of directors declared a cash dividend of 10 cents per share payable Aug. 25, 1995, to shareholders of record Aug. 11, 1995.


HARRY W. BOWMAN
- ----------------
Harry W. Bowman
Chairman, President and
Chief Executive Officer

                          OUTBOARD MARINE CORPORATION
                       STATEMENT OF CONSOLIDATED EARNINGS
                                  (UNAUDITED)

                                        Three Months Ended      Nine Months Ended
                                              June 30               June 30
                                        -------------------    -------------------
(In millions except amounts per share)    1995       1994        1995       1994
                                        --------   --------    --------   --------
NET SALES                               $ 329.6    $ 318.8     $ 891.0    $ 773.1

COST OF GOODS SOLD                        246.5      233.8       670.9      587.1
                                        --------   --------    --------   --------
  Gross earnings                           83.1       85.0       220.1      186.0

SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES                                51.8       53.5       162.8      146.6
                                        --------   --------    --------   --------
  Earnings from operations                 31.3       31.5        57.3       39.4

NON-OPERATING EXPENSE (INCOME):
  Interest expense                          6.8        5.1        17.2       15.2
  Other, net                               (7.3)      (3.8)       (9.7)     (17.4)
                                        --------   --------    --------   --------
                                           ( .5)       1.3         7.5       (2.2)
                                        --------   --------    --------   --------

    Earnings before provision
       for income taxes                    31.8       30.2        49.8       41.6

PROVISION FOR INCOME TAXES                  3.8        2.2         6.9        3.8
                                        --------   --------    --------   --------
    Net earnings                        $  28.0    $  28.0     $  42.9    $  37.8
                                        ========   ========    ========   ========

NET EARNINGS PER SHARE OF COMMON
  STOCK based on weighted average
   common shares and common stock
   equivalents outstanding:
    Primary                             $  1.39    $  1.40     $  2.13    $  1.89
                                        ========   ========    ========   ========

    Fully diluted                       $  1.22    $  1.23     $  1.93    $  1.73
                                        ========   ========    ========   ========
DIVIDENDS PAID PER SHARE                $   .10    $   .10     $   .30    $   .30
                                        ========   ========    ========   ========
AVERAGE SHARES USED IN COMPUTING
  EARNINGS PER SHARE OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS:
    Primary                                20.1       20.0        20.1       20.0

    Fully diluted                          23.5       23.4        23.5       23.4




                        OUTBOARD MARINE CORPORATION
           CONDENSED STATEMENT OF CONSOLIDATED FINANCIAL POSITION
                               (UNAUDITED)

                                                       June 30           September 30
(In millions)                                      1995       1994            1994
                                                 --------    --------       --------
ASSETS
- ------
  CURRENT ASSETS:
    Cash and cash equivalents                    $  48.9     $  63.1        $  80.3
    Receivables                                    181.9       169.8          150.5
    Inventories-
      Finished products                             98.7        62.3           58.7
      Raw material, work in process
        and service parts                          136.7       112.4          105.0
                                                 --------    --------       --------

        Total inventory                            235.4       174.7          163.7
    Other current assets                            38.2        29.0           35.3
                                                 --------    --------       --------

            Total current assets                   504.4       436.6          429.8

  PRODUCT TOOLING, net                              53.2        48.2           48.3

  INTANGIBLES                                       31.3        32.3           32.1

  OTHER ASSETS                                      97.0        86.8           89.8

  PLANT AND EQUIPMENT, at cost                     558.7       549.5          535.6
    Less-Accumulated depreciation                  332.7       336.0          318.5
                                                 --------    --------       --------

                                                   226.0       213.5          217.1
                                                 --------    --------       --------
                    Total assets                 $ 911.9     $ 817.4        $ 817.1
                                                 ========    ========       ========



LIABILITIES AND SHAREHOLDERS' INVESTMENT
- ----------------------------------------
  CURRENT LIABILITIES:
    Notes payable                                $  75.0     $     -        $     -
    Accounts payable                                77.5        82.2          102.9
    Accrued and other                              134.9       164.0          130.7
                                                 --------    --------       --------

            Total current liabilities              287.4       246.2          233.6

  LONG-TERM DEBT                                   177.3       178.1          178.2

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS      100.8       102.9          102.3

  OTHER NON-CURRENT LIABILITIES                     97.4        92.2           94.0

  SHAREHOLDERS' INVESTMENT:
    Common stock and capital surplus               111.3       108.6          109.3
    Retained earnings                              143.2        97.6          106.3
    Cumulative translation adjustments              (5.5)       (8.2)          (6.6)
                                                 --------    --------       --------
             Total shareholders' investment        249.0       198.0          209.0
                                                 --------    --------       --------
                    Total liabilities and
                       shareholders' investment  $ 911.9     $ 817.4        $ 817.1
                                                 ========    ========       ========

SHARES OF COMMON STOCK OUTSTANDING                  20.0        19.9           20.0

