Form 10-K
period 1995-09-30
OUTBOARD MARINE CORP
filed 1995-12-19
CIK 75149

                          FORM 10-K

              SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C.  20549

(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended September 30, 1995.
                               or
( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-2883

                    OUTBOARD MARINE CORPORATION
                    ---------------------------
      (Exact name of registrant as specified in its charter)

      Delaware                                  36-1589715
      --------                                  ----------
   (State or other                      (IRS Employer Identification No.)
   jurisdiction of
   incorporation or
    organization)
    100 Sea Horse Drive
    Waukegan, Illinois                            60085
    ------------------                            -----
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (708) 689-6200

Securities registered pursuant to Section 12 (b) of the Act:

                                        Name of each exchange on
Title of each class                         which registered
-------------------                     ------------------------
Common stock, par value                 New York Stock Exchange &
  $0.15 per share                       Chicago Stock Exchange

7% Convertible Subordinated             New York Stock Exchange &
  Debentures Due 2002                   Chicago Stock Exchange

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates at November 21, 1995 was $399,827,199.00.

Number of shares of Common Stock of $0.15 par value outstanding at November 21, 1995 were 20,052,213 shares (not including
195,214 treasury shares).

                DOCUMENTS INCORPORATED BY REFERENCE
                -----------------------------------
1.  Portions of Outboard Marine Corporation's Annual Report to
    Shareholders for the year ended September 30, 1995 are incorporated by reference into Parts I and II of this Form
    10-K.

2.  Portions of Outboard Marine Corporation's Notice of Annual
    Meeting and Proxy Statement prepared in connection with the January 18, 1996 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                         TABLE OF CONTENTS



ITEM NO.             PART I
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

                      PART IV
                      -------

   14                 Exhibits, Financial Statement Schedules, and Reports
                        on Form 8-K
                      Signatures
                      Exhibit Index

                                     PART I
                                     ------

ITEM 1.   BUSINESS
------------------
     Outboard Marine Corporation (the "Company"), which was incorporated in 1936, is engaged principally in the manufacturing and marketing of marine engines, boats and accessories principally for recreational use. Its major products are as follows:

          Evinrude Outboard Motors
          Johnson Outboard Motors
          OMC SysteMatched Parts and Accessories
          OMC TurboJet Drive Systems
          Chris-Craft Boats
          DuraNautic Boats
          Four Winns Boats
          Grumman Boats and Canoes
          Haines Hunter Boats
          Hydra-Sports Boats
          Javelin Boats
          Lowe Boats
          Princecraft Boats
          Quest Boats
          Roughneck All-Welded Boats
          Ryds Boats
          Sea Nymph Boats
          Seabird Boats
          Seaswirl Boats
          Springbok Boats
          Stacer Boats
          Stratos Boats
          Sunbird Boats
          Suncruiser Pontoon Boats

     The company operates in a single industry segment. Sales to unaffiliated customers include the following principal products:

                                       Year Ended September 30
                                 1995            1994            1993
                                           (In Millions)

        Engine Products     $   690.8       $   574.3       $   587.2
        Boats and Packages      538.4           504.1           447.4
                            ---------       ---------       ---------
                            $ 1,229.2       $ 1,078.4       $ 1,034.6
                            =========       =========       =========

     Information by geographic area for the three years ended September 30, 1995 is presented under the heading "Business Segments" which is Note 15 in the 1995 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

     Most of OMC's principal products are sold throughout the world. Outboard motors and parts and accessories are distributed in the United States and Canada through separate Evinrude and Johnson dealer organizations, the majority of which operate under direct-from-factory dealerships. Boats are sold primarily to direct-from-factory dealers. Distribution of OMC products outside the United States and Canada is handled by various divisions and subsidiaries of the Company, which sell to dealers and wholesale distributors throughout the world.

     All the fields in which OMC is engaged are highly competitive.
     OMC believes it is the world's largest producer of outboard motors and the second largest publicly-held recreational powerboat manufacturer. There are only three significant manufacturers of outboard motors and many manufacturers of boats.

     OMC's principal competition in the United States outboard industry is from Brunswick Corporation and Yamaha Motor Co., Ltd. The outboard motors produced by these companies together with several other Japanese producers are also the principal competing outboards in the international market. There are many manufacturers of boats that compete with OMC, the largest of which in the United States are Brunswick Corporation, Genmar Industries, Inc.,
     Meridian Sports, Inc. and Tracker Marine, L. P.

     OMC and AB Volvo Penta and Volvo Penta of the Americas, Inc., are partners in a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems. Additional information is presented under the heading "Joint Venture and Investments" which is Note 2 in the 1995 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

     In July 1995, the Company and FICHT GmbH of Kirchseeon, Germany announced the formation of a strategic alliance for the development and worldwide manufacturing and marketing of high pressure fuel injection systems and other technologies. Under the terms of the strategic alliance, the Company acquired a 51% interest in FICHT GmbH. The Ficht family retained a 49% interest and will continue to operate the business.

     Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels during the second and third fiscal quarters and decline thereafter as the Company's various products enter their peak selling seasons. To reduce the impact of seasonality, OMC offers various types of extended credit terms or financed floor planning to qualified customers who buy the Company's products. Working capital requirements during the off-season are in part financed by short-term borrowing. See information presented under the heading "Short-Term Borrowings" which is Note 7 in the 1995 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

     OMC considers its patent portfolio, including those acquired in the FICHT transaction, to be of considerable value even though no single patent or license is deemed to be material. In OMC's opinion, Chris-Craft, DuraNautic, Evinrude, Four Winns, Grumman, Haines Hunter, Hydra-Sports, Javelin, Johnson, Lowe, OMC, OMC Cobra, OMC King Cobra, OMC Sea Drive, Princecraft, Quest, Roughneck, Seabird, Ryds, Sea Horse, Sea Nymph, Seaswirl,

     Springbok, Stacer, Stratos, Sunbird and Suncruiser trademarks are of considerable value and are important to the conduct of its business. Chris-Craft is a registered trademark owned by Chris-Craft Industries, Inc. and is licensed to OMC. Grumman is a registered trademark owned by Grumman Corporation and is licensed to OMC.

     The Company purchases many different raw materials from various sources. The Company believes its sources of supply are adequate.

     In the fiscal years ended September 30, 1995, 1994, and 1993, OMC spent $41.6 million, $36.5 million, and $36.0 million, respectively, on research and development activities relating to the development of new products and improvement of existing products. All of this work was OMC sponsored.

     In the summer of 1994, the Company announced Project LEAP (Lower Emission Advanced Propulsion), a plan for the next generation of outboard engines - the engines that will power the boats of the future. Project LEAP is a sweeping effort to replace the current Johnson and Evinrude outboard lines with new models based on new technologies that both demonstrate a concern for the environment and, at the same time, deliver dramatically superior fuel economy and performance. The plan calls for the Company to complete this transformation of outboard lines within the next eight years, approximately twice as fast as the average industry rate for model renewal of outboard engines. Through Project LEAP, the Company will bring to market advanced outboard technologies designed to deliver new levels of environmental quality while providing peak performance for every application across the Johnson and Evinrude lines.

     The Company made solid progress in 1995 in developing direct-injected two-cycle outboards based on FICHT fuel injection technology. The Company expects this new outboard design, which is proprietary to OMC, to use fewer parts and to be simpler to manufacture than competitors' low-emission designs. The Company believes it will provide OMC with an important advantage in the changing U.S. outboard market, where the Company expects Environmental Protection Agency regulations to require manufacturers to begin phasing in low-emission outboards, beginning in 1998. The Company plans to introduce the first of the FICHT technology outboards late in calendar 1996.

     The Company estimates that it will spend approximately $7.4 million and $4.1 million, respectively, during the 1996 and 1997 fiscal years for environmental control facilities. Litigation involving the Company and the United States Environmental Protection Agency and other agencies is covered under the heading "Commitments and Contingent Liabilities" which is Note 17 in the 1995 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

     As of September 30, 1995, approximately 8,900 people were employed by OMC and its subsidiaries.

ITEM 2.   PROPERTIES
--------------------
     Plants located in Waukegan, Illinois; Milwaukee, Wisconsin; and Burnsville, Spruce Pine and Andrews, North Carolina, assemble and/or manufacture parts for outboard motors, each plant specializing in selected manufacturing processes. Outboard motors are assembled in Calhoun, Georgia. The Beloit, Wisconsin facility is engaged in the worldwide distribution of service parts and accessories. Boats are manufactured in Cadillac, Michigan; Lebanon, Missouri; Marathon, New York; Murfreesboro and Old Hickory, Tennessee; Columbia, South Carolina; Culver, Oregon; Syracuse, Indiana; and Sarasota, Florida.

     The Company's plants in Juarez, Chihuahua, Mexico;
     Dongguan, China; Hong Kong; and Manaus, Brazil all assemble outboard motors or components and/or engage in fabrication. Boats are also manufactured and/or assembled in Altona, Victoria, Australia; Yatala, Queensland,
     Australia; Princeville, Quebec, Canada; Vannes, France; and
     Ryds, Sweden.

     The following properties are for sale: Elkhart and Goshen, Indiana; Manawa, Wisconsin; Peterborough, Ontario, Canada; Plessisville, Quebec, Canada; Swansboro and Rutherfordton, North Carolina. Also for sale are distribution warehouses in Sunrise, Florida and Waukegan, Illinois. All of the Company's manufacturing facilities are Company owned, except the Company's Dongguan, China; Hong Kong; and Manaus, Brazil plants. The Hong Kong facility is located on property leased until 2047. The Dongguan facility lease expires in 1999. The Manaus facility lease expires in 1997. OMC believes that all of its manufacturing facilities are in a sound and modern operating condition and are suitable and adequate for their purposes. The Company also leases various warehouse and office space.


ITEM 3.   LEGAL PROCEEDINGS
---------------------------
     A description of certain legal proceedings is presented under the heading "Commitments and Contingent Liabilities" which is Note 17 in the 1995 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
     During the fourth quarter of 1995 fiscal year, there were no matters submitted to a vote of security holders.

                  EXECUTIVE OFFICERS OF THE REGISTRANT
                  ------------------------------------

                                                       Number of
                                                       Years as
                                                       Executive
    Name              Age           Position            Officer
-------------------   ---    ----------------------   ------------

Harry W. Bowman       52     Chairman of the Board,
                             President and Chief
                             Executive Officer        less than  1

D. Jeffrey Baddeley   57     Vice President and General Counsel  5

L. Earl Bentz         43     Vice President; and President,
                             OMC Fishing and Aluminum
                             Boat Group                          2

John D. Flaig         48     Vice President, Worldwide Research
                             and Engineering, MPPG               3

David R. Lumley       41     Senior Vice President, Worldwide
                             Marketing and Sales, MPPG           1

James R. Maurice      54     Vice President and Controller       6

Richard H. Medland    53     Vice President, Human Resources     4

Howard Malovany       45     Secretary and Senior Counsel        2

Christopher R. Sachs  43     Treasurer                           3


All officers are elected or appointed for terms which expire on the date of the meeting of the Board of Directors following the Annual Meeting of Shareholders or until their successors are elected or appointed and qualify.


A brief account of the experience of the above listed officers follows:

Harry W. Bowman,
---------------
who was elected Chairman of the Board, President and Chief Executive Officer in 1995, had previously been employed with Whirlpool
Corporation from 1971 to 1995, most recently as Executive Vice
President, Global Business Process Integration from 1994 to 1995,
President, Whirlpool Europe from 1992 to 1994 and Senior Vice
President, North American Operations from 1991 to 1992.


D. Jeffrey Baddeley,
-------------------
who was elected Vice President in 1994 and General Counsel in 1993, had been employed by OMC as Secretary and Associate General Counsel since 1990.

L. Earl Bentz,
-------------
who was elected Vice President in 1993, has been employed by OMC as President of its OMC Fishing and Aluminum Boat Group, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.


John D. Flaig,
-------------
who was elected Vice President in 1992 and is currently Vice President, Manufacturing and Engineering, MPPG, had been employed by OMC as Director of Marine Engineering for OMC's Marine Power Products Group since 1991, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.


David R. Lumley,
---------------
who was elected Senior Vice President, Worldwide Marketing and Sales, MPPG, in 1994, had been previously employed by OMC as Vice President, Sales and Marketing-Marine Products Group, and had previously been employed as Vice President, Sales and Marketing-Golf Division, for Wilson Sporting Goods Company from 1990 to 1994.


James R. Maurice,
----------------
who was elected Vice President in 1993, had been employed by OMC as Controller since 1989.


Richard H. Medland,
------------------
who was elected Vice President, Human Resources in 1991, had previously been employed as Vice President, Human Resources of the Tenneco
Automotive Division of Tenneco, Inc.


Howard Malovany,
---------------
who was elected Secretary in 1993, had been previously employed by OMC as Assistant Secretary and Senior Counsel, and had previously been employed by OMC in various executive capacities for at least five years prior thereto.


Christopher R. Sachs,
--------------------
who was elected Treasurer in 1992, had been employed by OMC as Assistant Treasurer since 1991 and previously as Director of Tax for at least five years prior thereto.

                               PART II.
                               --------

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          SHAREHOLDER MATTERS
-----------------------------------------------------------
     There were 4,716 record holders of common stock of OMC at September 30, 1995.

     The principle market for the Company's common stock is the New York Stock Exchange and the Chicago Stock Exchange.

     Other material required by this item is presented under the heading "Quarterly Information (Unaudited)" which is Note 16 in the 1995 Annual Report to Shareholders, which Note is incorporated herein by reference and is included as part of Exhibit 13.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------
     The following summary represents the results of operations
     (without including changes in accounting principles in 1993) for the five years ended September 30, 1995.


Years Ended September 30     1995       1994       1993       1992      1991
                         ---------  ---------  ---------  ---------   -------
                              (In millions except amounts per share)

Net sales                $1,229.2   $1,078.4   $1,034.6   $1,064.6    $983.6

Net earnings (loss)          51.4       48.5     (165.0)       1.9     (85.9)

Average number of shares of
  common stock outstanding and
  common stock equivalents,
  if applicable              20.1       20.0       19.6       19.8      19.4

Per average share of common
   stock--
     Net earnings (loss)
       Primary               2.56       2.42      (8.42)       .10     (4.42)
       Fully diluted         2.33       2.22      (8.42)       .10     (4.42)

     Cash dividends           .40        .40        .40        .40       .50

Total Assets                907.0      817.1      791.8      997.1     957.0

Long-Term Debt              177.4      178.2      183.0      198.1     133.1


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-----------------------------------------------------------
     The material required by Item 7 of this Annual Report on Form 10-K is presented under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 1995 Annual Report to Shareholders, which is incorporated herein by reference and is included as part of
     Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------
     Some material required by Item 8 is listed in Item 14 of this Annual Report on Form 10-K and is presented under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1995 Annual Report to Shareholders which material is incorporated herein by reference and is included as part of Exhibit 13.

     Other material required by this Item 8 is presented under the heading "Quarterly Information (Unaudited)" which is
     Note 16 in the 1995 Annual Report to Shareholders, which
     Note is incorporated herein by reference and is included as part of Exhibit 13.


ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE
-----------------------------------------------------------------
     No disclosure is required pursuant to this item.


                              PART III
                              --------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
     Certain of the material required by Item 10 is presented under the heading "Nominees and Directors" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 18, 1996, which is incorporated herein by reference.

     For other information with respect to the executive officers, reference is made to the information under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------
     The material required by Item 11 is presented under the headings "Executive Compensation" and "Report of the Compensation Committee" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 18, 1996, which is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------
     The material required by Item 12 is presented under the headings "Investor Table" and "Director and Executive Officer Table" in the Company's Notice of Annual
     Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 18, 1996, which is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
     The material required by Item 13 is presented under the heading "Board of Directors, Committees and Executive
     Officers" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 18, 1996, which is incorporated herein by reference.

                              PART IV
                              --------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
-----------------------------------------------------------------
     (a) Documents filed as part of the Annual Report on Form 10-K:

         1. Financial Statements from the 1995 Annual Report to
            Shareholders:

               Statements of Consolidated Earnings (page 81).

               Statements of Consolidated Financial Position (page 82).

               Statements of Consolidated Cash Flows (page 83).

               Statements of Changes in Consolidated Shareholders'
                 Investment (page 84).

               Notes to Consolidated Financial Statements (pages 85
                 through 103).

               Management's Discussion and Analysis of Results of
                 Operations and Financial Condition (pages 74 through 78).

               Report of Independent Public Accountants (page 105).

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

         3.  An exhibit index is included herein (pages 16 through 17).

     (b)  During the fourth quarter of the year ended September
          30, 1995, no reports were filed on Form 8-K.

     (c)  Exhibits are attached hereto.

     (d)  Not applicable.

                               SIGNATURES
                               ----------
Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       OUTBOARD MARINE CORPORATION

Date  December 13, 1995   By HARRY W. BOWMAN    Chairman of the
      -----------------      ---------------    Board of Directors,
                             Harry W. Bowman    President and Chief
                                                Executive Officer


Date  December 13, 1995   By JAMES R. MAURICE  Vice President and
      -----------------      ----------------  Controller
                             James R. Maurice


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


Date   December 13, 1995   By   FRANK BORMAN             Director
       -----------------        ------------
                                Frank Borman

Date   December 13, 1995   By   WILLIAM C. FRANCE        Director
       -----------------        -----------------
                                William C. France

Date   December  9, 1995   By   URBAN T. KUECHLE         Director
       -----------------        ----------------
                                Urban T. Kuechle

Date   December 11, 1995   By   RICHARD T. LINDGREN      Director
       -----------------        -------------------
                                Richard T. Lindgren

Date   December 10, 1995   By   J. WILLARD MARRIOTT, JR. Director
       -----------------        -----------------------
                                J. Willard Marriott, Jr.

Date   December 13, 1995   By   RICHARD J. STEGEMEIER    Director
       -----------------        ---------------------
                                Richard J. Stegemeier

Date   December 12, 1995   By   CHARLES D. STRANG        Director
       -----------------        -----------------
                                Charles D. Strang

Date                       By                            Director
       -----------------        -------------------
                                Richard F. Teerlink

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

We have audited in accordance with generally accepted auditing standards, the Consolidated Financial Statements included in Outboard Marine Corporation's Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated October 27, 1995. Our report on the Consolidated Financial Statements includes an explanatory paragraph with respect to the change in the methods of accounting for postretirement benefits other than pensions and income taxes as discussed in Notes 12 and 14 to the Consolidated Financial Statements. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the accompanying index are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic Consolidated Financial Statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic Consolidated Financial Statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic Consolidated Financial Statements taken as a whole.



                                           ARTHUR ANDERSEN LLP
                                           -------------------
                                           Arthur Andersen LLP


Milwaukee, Wisconsin
October 27, 1995

                   OUTBOARD MARINE CORPORATION

                          EXHIBIT INDEX

Exhibit 3:    Articles of Incorporation and By-laws:
----------
(A) With respect to the Registrant's Certificate of Incorporation, reference is made to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1984; to
     Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987 and to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1988, all of which are incorporated herein by reference.

(B) With respect to the Registrant's By-laws as amended September 20, 1995, a copy is attached as Exhibit 3(B).


Exhibit 4:    Instruments defining the rights of security holders,
----------    including indentures:

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

(D) With respect to the 1994 OMC Long-Term Incentive Plan, reference is made to Exhibit C, to Outboard Marine Corporation's Notice of Annual Meeting and Proxy Statement prepared in connection with the January 20, 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.

(E) With respect to Severance Agreements for all elected officers of the Registrant (except Mr. Bowman), reference is made to Exhibit 10(E) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

(F) With respect to the Employment Agreement for Mr. Bowman, a copy is attached hereto as Exhibit 10(F).

(G) With respect to the Severance Agreement for Mr. Bowman, a copy is attached hereto as Exhibit 10(G).

(H) With respect to the Registrant's Revolving Credit Agreement, dated as of December 30, 1995, reference is made to Exhibit 10(G) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, which is incorporated herein by reference. With respect to Amendment No. 1 to such Credit Agreement, a copy is attached hereto as Exhibit 10(H).


Exhibit 11:   Statements regarding computation of per share earnings:
-----------
     A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


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


Exhibit 27:   Financial data schedules:
-----------
     This information is filed only in the electronic filing.

                                                    Exhibit 3 (B)

                             BYLAWS
                               of
                  Outboard Marine Corporation
         (As amended to and including September 20, 1995)

                        TABLE OF CONTENTS

ARTICLE I               Location
-------------------------------------------------------------
        Section 1.  Principal Office
        Section 2.  Other Offices

ARTICLE II              Stockholders
-------------------------------------------------------------
        Section 1.  Place of Annual Meeting
        Section 2.  Changing Place of Annual Meeting
        Section 3.  Date of Annual Meeting
        Section 4.  Special Meetings
        Section 5.  Quorum
        Section 6.  Voting
        Section 7.  Notice
        Section 8.  Chairman and Secretary of the Meeting
        Section 9.  Proper Business

ARTICLE III             Directors
-------------------------------------------------------------
        Section 1.  Power of Directors
        Section 2.  Compensation
        Section 3.  Number of Directors
        Section 4.  Quorum
        Section 5.  Actions Without a Meeting
        Section 6.  Vacancy
        Section 7.  Meetings
        Section 8.  Committees
        Section 9.  Nominees

ARTICLE IV              Officers
-------------------------------------------------------------
        Section 1.  Required Officers
        Section 2.  Term of Office
        Section 3.  Chief Executive Officer
        Section 4.  President
        Section 5.  Vice President
        Section 6.  Secretary
        Section 7.  Treasurer
        Section 8.  Other Assistant Officers
        Section 9.  Officers Holding Multiple Positions

ARTICLE V               Stock
-------------------------------------------------------------
        Section 1.  Form of Stock Certificate
        Section 2.  Transfer of Shares
        Section 3.  Lost or Destroyed
        Section 4.  Holder of Record

ARTICLE VI              Execution of Instruments
-------------------------------------------------------------
        Section 1.  Authorized Signatures
        Section 2.  Certificates of the Company

ARTICLE VII             Indemnification
-------------------------------------------------------------
        Section 1.  Proper Parties
        Section 2.  Expenses
        Section 3.  Right of Claimant to Bring Suit
        Section 4.  Non-Exclusivity of Rights
        Section 5.  Insurance
        Section 6.  Contractual Nature
        Section 7.  Severability

ARTICLE VIII            Amendments
-------------------------------------------------------------
        Section 1.  Power to Amend Bylaws
        Section 2.  Exceptions to the Power to Amend Bylaws

ARTICLE IX              Miscellaneous
-------------------------------------------------------------
        Section 1.  Corporate Seal
        Section 2.  Fiscal year

                             ARTICLE I
                             ---------
                             Location

                    Section 1.  Principal Office
                    ----------------------------
The principal office of the Company shall be located in the City of Wilmington, New Castle County, Delaware.


                     Section 2.  Other Offices
                     -------------------------
The Company shall have such other offices, either in or outside the State of Delaware, as the Board of Directors or the Chief Executive Officer shall from time to time direct.


                             ARTICLE II
                             ----------
                            Stockholders

                Section 1.  Place of Annual Meeting
                -----------------------------------
The Board of Directors shall determine the place, which may be in or outside the State of Delaware, for holding any meeting of the stockholders of the Company.


            Section 2.  Changing Place of Annual Meeting
            --------------------------------------------
No change of the time or place for the annual meeting for the election of Directors shall be made within 60 days of the day on which such election is to be held unless required by law; provided, however, the Board of Directors may change the time or place of the meeting at any time, without notice. If any change is required by law, notice of such change shall be given by the Secretary of the Company to each stockholder entitled to notice thereof no less than 20 days before such election is to be held.


               Section 3.  Date of Annual Meeting
               ----------------------------------
The annual meeting of stockholders shall be held on the third Thursday in January in each year, if not a holiday. If such day is a holiday, the meeting shall be held on the first day thereafter that is not a holiday, Saturday or Sunday or at such time, which shall not be more than 30 days from the date of the original meeting or the immediately preceding adjournment, as may be set by the Board of Directors. At the annual meeting, the stockholders shall elect Directors and transact such other business as may properly come before the meeting.


                 Section 4.  Special Meetings
                 ----------------------------
Special meetings of stockholders, for any purpose other than the election of Directors, may be held at such time, on such date and at such place as shall be specified in the notice of such meeting. Special meetings of stockholders may be called by the Chairman of the Board, the Chief Executive Officer or three-quarters of the entire Board of Directors.

                     Section 5.  Quorum
                     ------------------
The holders of a majority of the shares of common stock entitled to vote who shall be present in person or by proxy, shall constitute a quorum at all meetings of stockholders. A majority of the quorum shall decide any matter properly brought before the meeting, except as may otherwise be required by these Bylaws, by the Certificate of Incorporation or by law. Whether or not there is a quorum present at any such meeting, the chairman of the meeting or a majority of the shares so present or represented shall have the power to adjourn the meeting from time to time without notice. At any adjourned meeting, any business may be transacted which might have been transacted at the original or immediately preceding adjourned meeting. If the adjournment is for more than 30 days or if after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to notice of and to vote at the meeting.


                       Section 6.  Voting
                       ------------------

All votes by stockholders on proposed amendments to the Company's Certificate of Incorporation and all elections of Directors shall be by written ballot. All elections for Directors shall be decided by a plurality of the votes of the shares present at the meeting, in person or by proxy, and entitled to vote on the election of Directors; all other questions shall be decided by a majority vote of the shares entitled to vote on the subject matter and present, in person or by proxy, at the meeting, except as otherwise provided in these Bylaws, by the Company's Certificate of Incorporation or by law.

                       Section 7.  Notice
                       ------------------
Written notice of each annual or special meeting of stockholders shall be prepared and mailed by or shall be caused to be prepared and mailed by the Secretary of the Company. These notices shall be mailed to the address of each stockholder as it appears on the books and records of the Company as of the record date for such meeting. The notice for any annual or special meeting shall be mailed no less than 10 days and no more than 60 days before the meeting. Any notice shall state the place, date and hour of the meeting and, in the case of a special meeting, shall state the purpose or purposes of such meeting. In no event shall any irregularity in such notice affect the validity of any annual meeting of stockholders or any proceeding at any such meeting duly constituted.


          Section 8.  Chairman and Secretary of the Meeting
          -------------------------------------------------
The Chairman of the Board shall act as chairman and shall preside and the Secretary shall act as secretary and record the proceedings at all meetings of stockholders.


                    Section 9.  Proper Business
                    ---------------------------
Any action required or permitted to be taken by the stockholders of the Company must be effected at a duly called annual or special meeting of the stockholders of the Company and may not be effected by any consent in writing by such stockholders. At any annual or special meeting of stockholders, only that business which is properly brought before the meeting shall be conducted. To be properly brought before the meeting, such business must be specified in the notice of the meeting (or any supplement thereto) given by or at the direction of the Board of Directors or the Chief Executive Officer or otherwise properly brought before the meeting by the Board of Directors or by a stockholder. For a stockholder to properly bring business before the meeting, the stockholder must have given written notice thereof; such notice to be received by the Secretary, at the Company's principal executive offices, no less than 60 nor more than 90 days prior to the date one year from the date of the immediatedly preceding annual meeting of stockholders. The notice must contain a brief description of the business intended to be brought before the meeting, the stockholder's name and address, the class and number of share of stock the beneficially owns and a description of any material interest the stockholder has in the Company. If the Company provides less than 30 days notice or prior public disclosure of the date of the meeting is given or made to stockholders, to be timely received the stockholders' notice must be received by the Secretary no later than the close of business on the tenth day after that notice was mailed to stockholders or public disclosure of the notice was made.

                             ARTICLE III
                             -----------
                              Directors

                    Section 1.  Power of Directors
                    ------------------------------

The business and affairs of the Company shall be vested in the Board of Directors, subject to any restrictions imposed upon them by these Bylaws, by the Certificate of Incorporation or by law.


                      Section 2.  Compensation
                      ------------------------

The Board of Directors shall have the power to fix the compensation of its members and may provide for the payment of the expenses of the members attending meetings of the Board of Directors and any committee of the Board.


                   Section 3.  Number of Directors
                   -------------------------------

There shall be no less than nine and no more than 12 members on the Board of Directors, the actual number to be set by a resolution of the Board of Directors from time to time. The election and term of office of each Director shall be in accordance with the provisions of Article FOURTEENTH of the Certificate of Incorporation.


                         Section 4.  Quorum
                         ------------------

A majority of the Board of Directors then in office shall constitute a quorum for the transaction of business at any meeting of Directors. If a quorum is not present, a majority of those present may adjourn the meeting. The act of a majority of the Directors present at any meeting at which a quorum is present shall be the act of the Board of Directors, except as provided by these Bylaws, by the Certificate of Incorporation or by law. At all meetings of the Board of Directors, each Director present shall have one vote.


               Section 5.  Actions Without a Meeting
               -------------------------------------

Any action required or permitted to be taken at any meeting of the Board of Directors or committee of the Board may be taken without a meeting, if all members of the Board of Directors or the committee, as the case may be, shall consent in writing, and such writing is filed with the minutes of the Board of Directors or the committee, as the case may be.

                     Section 6.  Vacancy
                     -------------------
Any Director or the entire Board of Directors may be removed from office at any time but only for cause and only by the affirmative vote of the holders representing 80% or more of the combined voting power of all the shares of stock of the Company entitled to vote for the election of Directors. In the event of any vacancy in the Board of Directors for any reason, a majority of the Directors then in office, or if only one director remains, that director, may elect a person to fill any such vacancy. The Director so elected shall serve for the unexpired term of the vacant directorship or as otherwise may be required in accordance with the provisions of Article FOURTEENTH of the Company's Certificate of Incorporation.


                   Section 7.  Meetings
                   --------------------
The Board of Directors shall elect one of its members to be Chairman of the Board of Directors and to have such other powers, authority and duties as the Board of Directors may assign to such office. The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors. If the Chairman is not present or available, the Directors present at the meeting shall appoint, from one of their members, a Director to act as Chairman of the meeting. The Board of Directors shall meet to elect the officers of the Company as promptly as practical after the adjournment of the Annual Meeting of Stockholders. Other meetings of the Directors may be held at such time, on such date and in such place as the Board of Directors may from time to time direct. Special meetings of the Directors may be called at any time by the Chairman of the Board, the Chief Executive Officer, or the written request of two-thirds of the entire Board of Directors then in office. The Secretary shall give notice to the Directors of the time, date and place of each such meeting no less than two days prior to any such meeting. The notice shall be sent to the last known address of each such director as shown on the Company's books and records. Any Director may, before or after any meeting, waive, in writing, notice of such meeting.


                  Section 8.  Committees
                  ----------------------
The Board of Directors may, by a resolution passed by a majority of the entire Board of Directors, designate such committee or committees of the Board as it deems necessary or appropriate. Each committee shall consist of two or more Directors. In the absence or disqualification of a member of any committee, the member or members present at any meeting and not disqualified from voting may unanimously appoint another director to act at the meeting in place of such absent or disqualified member. Each committee shall have such power, authority and duties as may, by a resolution of the Board of Directors, these Bylaws, the Certificate of Incorporation or by law, be delegable to a committee of the Board.

                    Section 9.  Nominees
                    --------------------
Only persons who are nominated in accordance with the following procedures shall be eligible for election as Directors. Nominations of persons for election to the Board of Directors of the Company may be made at a meeting of stockholders, by or at the direction of the Board of Directors, by any nominating committee or person appointed by the Board of Directors, or by any stockholder of the Company entitled to vote for the election of Directors at the meeting, who complies with the notice procedures set forth in this Section 9. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Company. To be timely, a stockholders' notice shall be delivered to or mailed and received by the Secretary of the Company at the principal executive offices of the Company not less than 60 nor more than 90 days prior to the date one year from the date of the immediately preceding annual meeting of stockholders; provided, however, that in the event that less than 30 days notice or prior public disclosure of the date of the meeting is given or made to stockholders, notice by the stockholder to be timely must be so received no later than the close of business on the tenth day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. Such stockholder's notice shall set forth: (a) as to each person who the stockholder proposes to nominate for election or re-election as a Director, (1) the name, age, business address and residence address of the person, (2) the principal occupation or employment of the person, (3) the class and number of shares of stock of the Company which are beneficially owned by the person, (4) the nominee's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected and (5) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of Directors pursuant to Rule 14a under the Securities Exchange Act of 1934 or any successor rule thereto; and (b) as to the stockholder giving the notice, (1) the name and record address of the stockholder and (2) the class and number of shares of stock of the Company which are beneficially owned by the stockholder as of the record date for such meeting. The Company may require any proposed nominee to furnish such other information as may reasonably be required by the Company to determine the eligibility of such proposed nominee to serve as a Director of the Company.


                             ARTICLE IV
                             ----------
                              Officers

                   Section 1.  Required Officers
                   -----------------------------
The Board of Directors (i) shall elect a Chief Executive Officer, a President, a Secretary and a Treasurer, and (ii) may elect or appoint one or more Vice Presidents, such assistant officers or such other officers of the Company as may be designated by the Board of Directors from time to time. The Chief Executive Officer may appoint other
Vice President, assistant officers or such other officers provided any such officer appointed by the Chief Executive Officer shall not have more powers, authority or duties of any such similarly titled officer elected by the Board of Directors. Each officer elected or appointed by the Board of Directors shall have such power and authority as may be prescribed by the Board Directors or the Chief Executive Officer or as may be specified by these Bylaws, by the Certificate of Incorporation or by law.

                   Section 2.  Term of Office
                   --------------------------
Except where otherwise expressly provided in a contract duly authorized by a majority of the Board of Directors or these Bylaws, all officers elected or appointed by the Board of Directors or the Chief Executive Officer shall hold office until the annual meeting of stockholders held next after such election or appointment and until such officer's successor shall have been duly chosen and qualified or until such officer shall have resigned or shall have been removed. All agents, including any employee, representative or officer appointed by the Board of Directors or the Chief Executive Officer of the Company shall be subject to removal at any time by the Board of Directors or the Chief Executive Officer with or without cause. All officers elected by the Board shall be subject to removal with or without cause at any time by two-thirds of the Directors then in office. Any vacancy occurring in any office to which such officer was elected or appointed by the Board of Directors shall be filled by the vote of a majority of the Directors then in office. Any vacancy occurring in any office to which such officer was appointed by the Chief Executive Officer may be filled by the vote of a majority of the Directors then in office or the Chief Executive Officer. Notwithstanding the foregoing, any such removal shall be without prejudice to such officer's contractual rights.


                Section 3.   Chief Executive Officer
                -----------------------------------
The Chief Executive Officer shall be primarily responsible for formulating and implementing the Company's missions, goals, objectives and strategies and for generally managing the Company's business and affairs. The Chief Executive Officer shall have such other powers, authority and duties as the Board of Directors may assign to such office.


                       Section 4.  President
                       ---------------------
The President shall ensure that all orders and resolutions of the Board of Directors are carried into effect, except with respect to any specific authority as the Board of Directors may grant to any other officer or agent of the Company. The President shall have such other powers, authority and duties as the Board of Directors, the Chairman of the Board or the Chief Executive Officer may assign to such office.


                     Section 5.  Vice President
                     --------------------------
Any Vice President elected by the Board of Directors, shall, upon designation by the Board of Directors, in the absence of the President, have the power and perform the duties of the President, as long as such absence continues. Any Vice President appointed by the Chief Executive Officer shall not, in the absence of the President, have the powers and duties of the President. The Vice President, or Vice Presidents, shall have such other powers and duties as the Board of Directors or Chief Executive Officer may assign to such office.

                       Section 6.  Secretary
                       ---------------------
The Secretary shall attend and record the proceedings of all meetings of the Board of Directors and, upon request, the committees of the Board. The Secretary shall give, or cause to be given, notice of all meetings of the stockholders, the Board of Directors and the committees, if any, as required by the Chairman of the Board, the Chief Executive Officer or these Bylaws. The Secretary shall have such other powers and duties as the Board of Directors or the Chief Executive Officer may assign to such office. The Secretary shall keep the seal of the Company in safe custody and shall affix said seal to any instrument requiring same.


                      Section 7.  Treasurer
                      ---------------------
The Treasurer shall be the custodian of all of the funds and securities of the Company. The Treasurer shall have the power, in the regular performance of the duties of the Treasurer, to endorse for collection, on behalf of the Company, checks, notes and other obligations, and shall deposit or shall cause to be deposited, all such checks, notes or other obligations in such bank or banks or depository or depositories as the Board of Directors or the Chief Executive Officer, may designate. The Treasurer shall have such other powers and duties as the Board of Directors or Chief Executive Officer may assign to such office.


               Section 8.  Other Assistant Officers
               ------------------------------------
The Board of Directors or the Chief Executive Officer may appoint such other assistant officers, with such powers and duties then specified, as such appointing party may from time to time deem necessary or appropriate.


          Section 9.  Officers Holding Multiple Positions
          -----------------------------------------------
Any number of offices may be held by the same person unless otherwise provided in the Certificate of Incorporation or by law, provided, however that any one of such offices may remain vacant from time to time, except as otherwise required by law.


                            ARTICLE V
                            ---------
                              Stock

               Section 1.  Form of Stock Certificate
               -------------------------------------
Certificates for shares or certificates representing rights with respect to the capital stock of the Company shall be in such form as shall be approved by the Board of Directors. The certificate shall be countersigned by a Transfer Agent and registered by a Registrar, both of which shall be designated by the Board of Directors and may be the same person. The stock records shall be kept by a Transfer Agent or by Transfer Agents or by the Secretary or by such other agent as may be designated by the Board of Directors.

                  Section 2.  Transfer of Shares
                  ------------------------------
The shares of the capital stock of the Company shall be transferable on the records of the Company only by the person in whose name such shares appear or by such person's duly authorized attorney, upon surrender of the certificate representing such transferred shares, properly endorsed. The Board of Directors may make such additional rules and regulations with respect to the issue, transfer or registration of the shares of the capital stock of the Company as it deems necessary or appropriate.


             Section 3.  Lost or Destroyed Certificate
             -----------------------------------------
In case of loss or destruction of a certificate of the capital stock of the Company, a new certificate replacing such lost or destroyed certificate shall be issued provided the Secretary, or the Secretary's agent, after receiving satisfactory proof of loss or destruction and of the posting of satisfactory indemnity bond or otherwise, has approved such replacement.


                   Section 4.  Holder of Record
                   ----------------------------
The Company shall be entitled to treat the holder of record of any share of its capital stock as the holder in fact thereof and shall not be bound to recognize any equitable or other claim to or interest in such shares on the part of any other person, whether or not it shall have express or other notice thereof.


                            ARTICLE VI
                            ----------
                     Execution of Instruments

                Section 1.  Authorized Signatures
                ---------------------------------
All documents, instruments or other writings to be signed by, on behalf of or in the name of the Company shall be signed, executed, verified, acknowledged and delivered by such officer, agent or employees of the Company, or any one of them, and in such manner, as from time to time may be determined by the Board of Directors.


             Section 2.  Certificates of the Company
             ---------------------------------------
Notwithstanding anything herein to the contrary, all certificates made on behalf of the Company shall be made by the Secretary or an Assistant Secretary or such other officer or officers or person as the Board of Directors may from time to time designate.

                            ARTICLE VII
                            -----------
                          Indemnification

                    Section 1.  Proper Parties
                    --------------------------
Each person who was or is made a party or is threatened to be made a party to or is involved in or called as a witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and any appeal therefrom (hereinafter, collectively a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is, was or had agreed to become a director the Company or was or had agreed to become an officer (an "officer" for purposes herein shall be defined to mean any person elected or appointed by the Board of Directors or the Chief Executive Officer, in accordance with
Article IV, Section 1 of these Bylaws, and any attorney who is acting as an officer or employee of the Company or any of its subsidiaries when acting as an attorney for the Company or any of its subsidiaries) of the Company (but with respect to such officers and persons agreeing to become an officer only as to proceedings occurring after a Change in Control, as defined herein, arising out of acts, events or omissions occurring prior to such Change in Control) or is a Delegate of the Company (a "Delegate" for purposes herein shall be defined to mean any person serving at the request of the Company as a director, officer, trustee, fiduciary, partner, manager, member, employee or agent of an entity, partnership, joint venture, trust or other enterprise other than the Company, including service with respect to employee benefit plans), shall be indemnified and held harmless by the Company to the fullest extent permitted under DGCL, as the same now exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than the DGCL permitted the Company to provide prior to such amendment), against all expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith; provided, that except as explicitly provided herein, the Company shall indemnify any such person seeking indemnity in connection with a proceeding (or part thereof) initiated by such person only if authorization for such proceeding (or part thereof) was not denied by the Board of Directors of the Company prior to the earlier of (1) 30 days after receipt of notice thereof from such person or (2) a Change in Control, as defined herein. For purposes of this Article, a "Change in Control of the Company" shall be deemed to have occurred if (1) any "Person" (as is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes (except in a transaction approved in advance by the Board of Directors of the Company) the beneficial owner (as defined in Rule 13d-3 under such Act), directly or indirectly, of securities of the Company representing 20% or more of the combined voting power of the Company's then outstanding securities, or (2) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof unless the election of each director who was not a director at the beginning of the period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

Unless a court interpreting Delaware law shall rule otherwise, this paragraph shall be deemed to entitle all persons described herein requesting indemnification covered hereby to such indemnification without the determination provided for below, provided that if such a determination is required, such a determination shall be deemed to have occurred unless within 60 days of a request for indemnification by the Company a determination is made as provided below that such indemnification is not proper in the circumstances because such person has not met the necessary standard of conduct. If a determination is required and one of the three parties listed below shall make a determination that a person is entitled to indemnification under these by-laws, then a later decision by another party of the parties listed below that such person is not so entitled shall be of no effect and shall not work to deny such person indemnification. A determination shall be made, if required hearunder or by law, (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such proceeding, or (2) if such quorum is not obtainable, or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel (who) may be the regular counsel of the Company) in a written opinion or (3) by the stockholders. If there is a Change in Control of the Company (as defined above), then with respect to all matters thereafter arising out of acts, omissions or events prior to the Change in Control of the Company concerning the rights of any director or officer seeking indemnification under this Article whose request for indemnification has been denied by one of the parties listed above, such person shall be entitled to have such decision redetermined as provided below if such person so requests within 120 days of his or her being informed of the initial denial of indemnification by the Company (unless the initial determination had been by the procedure outlined below), and the Company shall have the issue redetermined by special, independent counsel selected by such person and approved by the Company (which approval shall not be unreasonably withheld), which counsel has not otherwise performed services (other than in connection with similar matters) within the five years preceding its engagement to render such opinion for such person or for the Company or any affiliates (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) of the Company (whether or not they were affiliates when services were so performed) ("Independent Counsel"). Unless such person has theretofore selected Independent Counsel pursuant to this Section 1 and such Independent Counsel has been approved by the Company, the firms approved by a resolution or resolutions of the Board of Directors prior to a Change in Control of the Company shall be deemed to have been approved by the Company as required. Such Independent Counsel shall determine within 60 days whether and to what extent such person would be permitted to be indemnified under applicable law and shall render its written opinion to the Company and such person to such effect. If such Independent Counsel is engaged by the Company, the Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such Independent Counsel against any and all expenses, claims, liabilities and damages arising out of or relating to this Article or its engagement pursuant hereto.


                      Section 2.  Expenses
                      --------------------
Expenses, including attorneys' fees, incurred by a person referred to in Section 1 of this Article in defending or otherwise being involved in a proceeding shall be paid by the Company in advance of the final disposition of such proceeding, including any appeal therefrom, upon receipt of an undertaking (the "Undertaking") by or on behalf of such person to repay such amount if it shall ultimately be determined that he or she is not entitled to be indemnified by the Company. Such undertaking shall provide in that if the person to whom the expenses were advanced has commenced proceedings in a court of competent jurisdiction to secure a determination that he or she should be indemnified by the Company, such person shall not be obligated to repay the Company during the pendency of such proceeding.

           Section 3.  Right of Claimant to Bring Suit
           -------------------------------------------
If a claim under Section 1 hereof is not paid in full by the Company within 60 days after a written claim has been received by the Company or if expenses pursuant to Section 2 hereof have not been advanced within 10 days after a written request for such advancement accompanied by the Undertaking has been received by the Company, the claimant may at any time thereafter bring suit against the Company to recover the unpaid amount of the claim or the advancement of expenses. (If the claimant is successful in such suit or any other suit to enforce a right for expenses or indemnification against the Company or any other party under any other agreements, in whole or in part, such claimant shall also be entitled to be paid the reasonable expense of prosecuting such claim.) It shall be a defense to any such action (other than an action brought to enforce a claim for expenses incurred in defending any proceeding in advance of its final disposition where the required Undertaking has been tendered to the Company) that the claimant has not met the standards of conduct which make it permissible under the DGCL for the Company to indemnify the claimant for the amount claimed, but the burden of proving such defense shall be on the Company. Neither the failure of the Company (including its Board of Directors, independent legal counsel, or its stockholders) to have made a determination, if required, prior to the commencement of such action that indemnification of the claimant is proper in the circumstances because he or she has met the applicable standard of conduct required under the DGCL, nor an actual determination by the Company (including its Board of Directors, independent legal counsel, or its stockholders) that the claimant had not met such applicable standard of conduct, shall be a defense to the action or create a presumption that claimant had not met the applicable standard of conduct.


               Section 4.  Non-Exclusivity of Rights
               -------------------------------------
The rights conferred on any person by this Article shall not be exclusive of any other right which such person may have or hereafter acquire under any statue, provision of the Certificate of Incorporation, Bylaw, agreement, vote of stockholders or disinterested directors or otherwise. The Board of Directors shall have the authority, by resolution, to provide for such other indemnification of directors, officers, employees or agents as it shall deem appropriate.


                      Section 5.  Insurance
                      ---------------------
The Company may maintain insurance, at its expense, to protect itself and any director, officer, employee or agent of the Company or another company, partnership, joint venture, trust or other enterprise against any expenses, liabilities or losses, whether or not the Company would have the power to indemnify such person against such expenses, liabilities or losses under the DGCL.

                 Section 6.  Contractual Nature
                 ------------------------------
The provisions of this Article shall be applicable to all proceedings commenced after its adoption, whether such arise out of events, acts or omissions which occurred prior or subsequent to such adoption, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such person. The Company hereby agrees that, for a period of six years after any Change in Control, it shall cause to be maintained policies of directors' and officers' liability insurance providing coverage at least comparable to and in the same amounts as that provided by any such policies in effect immediately prior to such Change in Control. The Company may enter into contracts with any Director, officer, Delegate or employee of the Company in furtherance of the provisions of this Article VII and may create a trust fund, grant a security interest or use other means (including a letter of credit) to ensure the payment of such amounts as may be necessary to affect the advancing of expenses and indemnification as provided in this Article VII. This Article shall be deemed to be a contract between the Company and each person who, at any time that this Article is in effect, serves or agrees to serve in any capacity which entitles him to indemnification hereunder and any repeal or other modification of this Article or any repeal of modification of the DGCL or any other applicable law shall not limit any rights of indemnification then existing or arising out of events, acts or omissions occurring prior to such repeal or modification, including, without limitation, the right to indemnification for proceedings commenced after such repeal or modification to enforce this Article with regard to acts, omissions or events arising prior to such repeal or modification.


                       Section 7.  Severability
                       ------------------------
If this Article or any portion hereof shall be invalidated or held to be unenforceable on any ground by any court of competent jurisdiction, then the Company shall nevertheless indemnify each director and officer of the Company as to costs, charges and expenses (including attorney's fees), judgments, fines and amounts paid in settlement with respect to any proceeding, whether civil, criminal, administrative or investigative, including an action by or in the right of the Company, to the full extent permitted by any applicable portion of this Article that shall not have been invalidated and to the full extent permitted by applicable law.


                            ARTICLE VIII
                            ------------
                             Amendments

                  Section 1.  Power to Amend Bylaws
                  ---------------------------------
The power to adopt, make, amend, alter, change or repeal the Bylaws of the Company, including the power to increase or decrease the number of directors, may, except as otherwise provided by these Bylaws, the Certificate of Incorporation or by law, be exercised by a majority of stockholders or by a majority of the Board of Directors, and the stockholders shall have the right to amend, alter, change or repeal any Bylaw which may be adopted by the Board of Directors.

          Section 2.  Exceptions to the Power to Amend Bylaws
          ---------------------------------------------------
The power to amend, alter, change or repeal Article II, Sections 4 and 9, Article III, Sections 3, 7 and 9, Article VII and this Article VIII may be exercised only by two-thirds of the stockholders or by two-thirds of the then current Board of Directors.


                            ARTICLE IX
                            ----------
                          Miscellaneous

                    Section 1.  Corporate Seal
                    --------------------------
The corporate seal of this Company shall be in such form as may be designated by the Board of Directors.


                     Section 2.  Fiscal year
                     -----------------------
The fiscal year of the Company shall begin on the first day of October of each year.

                                                    Exhibit 4 (A)

           AGREEMENT OF OUTBOARD MARINE CORPORATION

With respect to Exhibit 4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, the Registrant hereby avers that, except for the Registrant's 7% convertible subordinated debentures due 2002, 9-1/8% sinking fund debentures due 2017, and Medium-Term Notes, Series A, no single issue of long-term debt not being registered herein is more than 10 percent of the total assets of the Registrant and the Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments with respect to such long-term debt.


                                    OUTBOARD MARINE CORPORATION


                                BY:      JAMES R. MAURICE
                                    ----------------------------
                                         James R. Maurice
                                    Vice President and Controller

                                                    Exhibit 10 (F)
February 14, 1995

Mr. Harry W. Bowman
2150 Niles Avenue
St. Joseph, MI 49085

Dear Hank:

This letter sets forth the terms of our offer to you of employment by Outboard Marine Corporation (the "Company"). If our offer is acceptable to you, please so indicate by signing and returning a copy of this letter to me.

        1. Position and Base Salary: Effective February 20, 1995, you will serve as President and Chief Executive Officer of the Company, reporting to the Board of Directors, with a base annual salary of $400,000. You will be eligible for a merit salary review at the end of FY1995 and annually thereafter, consistent with the Company's compensation policy for executive officers. If your employment with the Company terminates other than by reason of death, disability or cause within three years of the date your employment with the Company commences, you will continue to receive your base salary for the balance of such three year period. Except as provided in Section 12, this salary continuation benefit is in lieu of any salary continuation, severance or similar benefit to which you may be entitled under any Company plan or policy. In accordance with the provisions of the Company's certificate of incorporation and by-laws, you will be elected as a director, and as Chairman of the Board of the Company at the April 1995 regular meeting of the Board. You will agree that upon termination of your employment with the Company for whatever reason, you will resign as Chairman and as a director.


        2. Executive Bonus Plan: Based upon performance and achievement of mutually agreed goals, you will be eligible to receive a target bonus of 60 percent of base salary, and a maximum award of 1 75% of target, or 105% of base salary, first, payable within 90 days following the end of FY1996 for FY1996 performance. Your FY1995 performance bonus will be guaranteed at no less than $240,000 and could be greater depending on performance. For future years, and consistent with the Company's Executive Bonus Plan, you will continue to be eligible for a performance bonus based on a target bonus of 60 percent of your then base salary.


        3. Long-Term Incentive Plan: You will participate in the Company's 1994 Long-Term Incentive Plan which currently calls for a guideline annual stock option grant of 140% of your salary range midpoint divided by the share price at the date of grant, and a guideline annual performance share grant of 70% of salary range midpoint. The Board Compensation Committee may vary each year's actual grant above or below these guideline levels based on your performance. However, your FY1995 grants will be as follows:

                23,000 performance shares; plus,

                50,000 stock options with an exercise price at the fair market value per share on the date of grant; plus,

                50,000 stock options with an exercise price 20% above the fair market value per share on the date of grant; plus,

                50,000 stock options with an exercise price 40% above the fair market value per share on the date of grant.


        4. Retirement Benefit:

           a. Provided your employment with the Company terminates after you attain age 55 and prior to normal Company retirement age (other than for cause) and provided further that you have obtained the consent of the Board of Directors, which consent will not be unreasonably withheld, you will be entitled, upon such termination, to a special, supplemental retirement benefit, payable monthly in the form of a single-life annuity, equal to the amount determined by multiplying your "final average compensation" by the percentage set forth in the following schedule based on your age at the time your employment terminates:


                                            Percentage of Final
                   Age at Termination      Average Compensation
                   -----------------       -------------------
                          55                       54%
                          56                       56
                          57                       58
                       58 or older                 60

              The amount determined in accordance with the foregoing schedule will be reduced based on your age at the time your employment terminates as follows: 1/4% for each month between ages 60 and 65 and 1/2% for each month between ages 55 and 60; such amount will be further reduced by the sum of (i) the aggregate benefit, payable monthly in the form of a single-life annuity, to which you are entitled at the time your employment terminates under the Company's Employee Retirement Plan and Non-Qualified Retirement Plan for Elected Officers and
              (ii) your "deemed Whirlpool plan monthly benefit."

              You shall be entitled to receive this special, supplemental retirement benefit in an actuarially equivalent lump sum. For these purposes, actuarial equivalence shall be determined using a rate of interest equal to the Prime Rate as reported in the Wall Street journal and the mortality table used to determine benefits under the Company's Employee Retirement Plan, both as in effect on the date your employment with the Company terminates.

              For purposes of this special, supplemental retirement plan, "cause" will mean (i) a felony conviction; (ii) the commission of an act of fraud or embezzlement against the Company; (iii) willful misconduct or gross negligence materially detrimental to the Company; or (iv) the intentional and habitual neglect by you of your duties to the Company.


           b. For purposes of calculating this special, supplemental retirement benefit, your "final average compensation" (calculated in accordance with the Whirlpool plans) will be the sum of:

              (i) the average of your monthly base pay (before any
                  deductions for pre-tax benefits) for the highest paid 60 consecutive months (or for your entire period of employment with the Company if less than 60 months) out of your last 120 months of employment with the Company (or for your entire period of such employment if less than 120 months), plus

             (ii) one-twelfth of the average of your five highest
                  annual bonus payments under the Company's Executive Bonus Plan paid to you for your last full year of employment with the Company and the nine years of employment immediately preceding such last full year (or all your years of employment with the Company if less than nine such years), whether or not consecutive; provided, that if you are paid fewer than five such bonus payments in such period, the average of such payments will be the sum of all such bonus payments divided by the lesser of (A) five or
                  (B) all your years of employment with the Company; provided, further, that if it would produce a higher average, your annual bonus for your last partial year of employment with the Company will be treated as your bonus for your last full year of employment.


           c. For purposes of this special, supplemental retirement benefit, your "deemed Whirlpool plan monthly benefit," will be calculated based on the lump sum benefit you are eligible to receive at age 55 from the Whirlpool Salaried Employees Retirement Plan and assuming that (i) such entire lump sum is rolled over into an IRA, (ii) the annual rate of return thereon is seven percent, (iii) the benefit is a single-life annuity and your life expectancy is 83 years, and (iv) no withdrawals are made prior to the time that this special, supplemental retirement plan commences. For illustrative purposes only, assuming a lump sum benefit from the Whirlpool Salaried Employees Retirement Plan of $530,000 (which is approximately the lump sum to which you would have been entitled had your Whirlpool employment terminated as of March 31, 1994), these assumptions would produce a deemed Whirlpool plan monthly benefit as follows:

                                            Deemed Whirlpool Plan
                   Age at Termination          Monthly Benefit
                   ------------------       ---------------------
                           55                      $3,602
                           56                       3,901
                           57                       4,228
                           58                       4,589
                           59                       4,986
                           60                       5,426
                           61                       5,913
                           62                       6,455
                           63                       7,060
                           64                       7,738
                           65                       8,502


        5. Employee Benefits: You have been provided with a description of the full range of the company's employee benefits, medical, life, dental, and disability insurances for which you will be eligible. This will include the Executive Life Insurance program, which was introduced in September of 1992, and provides a benefit of 150% of salary up to a maximum of $500,000. It is an individually underwritten life insurance policy that is owned by the participant with guaranteed increased benefits. Premiums are "grossed up" by the Company for income tax purposes. As a rule of thumb, the cash value of this type of policy at retirement will equal about 40% of the policy death benefit.


        6. Company Car: A company car and operating expenses will be provided by the Company for your use. Any income imputed to you as a result will be "grossed up" by the Company for income tax purposes.


        7. Relocation Benefits: You will be entitled to relocation benefits in accordance with the Company's Employee Relocation Policy, as applicable to key or executive employees, a copy of which will be provided to you. The highlights of this policy are as follows:

                Reimbursement of expenses for house hunting, relocation, travel and temporary living for a period up to 120 days.

                Full movement and handling of household goods and personal effects.

                Assistance on disposal of the current home either through direct reimbursement or through a third-party buy-out. In either case, an equity loan can be obtained for new home purchase.

                Reimbursement of closing costs on home purchase.

                Payment of a mortgage interest differential for three
                (3) years after purchase.

                A salary allowance for incidental expenses.

                Tax reimbursement at the end of the year on the expenses that are taxable.

        8. Personal Tax Return Preparation: During your employment with the Company, you will be entitled to personal income tax preparation, financial counseling and estate planning fees up to a maximum of $10,000 per year, "grossed-up" by the Company for income tax purposes.

        9. Consignment of Company Products: You will be granted consignment of specified Company products for a period of time for field testing and evaluation purposes. You will be entitled to purchase these products at the end of the consignment period in accordance with current Company practice.

       10. Proprietary Information and Inventions: You realize that as an employee of the Company, you may create or have access to information, trade secrets, substances and inventions including confidential information relating to the business or interests of persons with whom the Company or its affiliated companies may have commercial, technical or scientific relationships ("Information") which is valuable to the Company or its affiliated companies and may lose its value if disclosed to third parties. Therefore, you agree to treat all such information as confidential, and you will not, without the prior written consent of the company, disclose or use the same otherwise than in the course of your employment. This obligation shall continue until such information becomes public knowledge through no fault on your part, regardless of whether you continue to be employed by the Company.

       11. Physical Exam: An annual physical examination, customary and reasonable costs for such an examination would be paid by the Company. While we require all new employees to undergo an employment physical examination, your September, 1994, Mayo examination will suffice.

       12. Change in Control: Subject to Board approval, you will be entitled to enter into a severance agreement, consistent with the Board's April 20, 1989 resolution, providing certain benefits to you in the event your employment terminates under certain circumstances following a change of control of the Company. Any severance benefits provided in that agreement will be reduced by any salary continuation payments to which you are entitled under Section 1.

On behalf of the other members of our Board of Directors who have met and talked with you over these past several weeks, we are very excited with the prospect of your joining us. I know you will find OMC the type of organization which will be challenging yet responsive to your very impressive background and skills.

Sincerely,

RICHARD F. TEERLINK
Richard F. Teerlink
Chairman, Search Committee
and Director for the
Board of Directors of Outboard Marine Corporation

Accepted and Agreed:
HARRY R. BOWMAN                 2/14/95
----------------------------------------
(name)                          (date)

                                                    Exhibit 10 (G)

                    OUTBOARD MARINE CORPORATION
                        100 SEA-HORSE DRIVE
                      WAUKEGAN, ILLINOIS 60085-2195
                         Phone 708/689-6200
February 19, 1995

Mr. Harry W. Bowman
100 Sea Horse Drive
Waukegan, Illinois 60085-2195

Dear Mr. Harry W. Bowman:

     Outboard Marine Corporation (the "Corporation") recognizes that your contribution to the growth and success of the Corporation may be substantial and desires to assure the Corporation of your continued employment. In this connection, the Board of Directors of the Corporation (the "Board") recognizes that, as is the case with many publicly held corporations, the possibility of a change in control may exist and that such possibility, and the uncertainty and questions which it may raise among management, may result in the departure or distraction of management personnel to the detriment of the Corporation and its stockholders.

     The Board has determined that appropriate steps should be taken to reinforce and encourage the continued attention and dedication of members of the Corporation's management, including yourself, to their assigned duties without distraction in the face of potentially disturbing circumstances arising from the possibility of a change in control of the Corporation.

     In order to induce you to remain in the employ of the Corporation, and in consideration of your agreement set forth in paragraph (ii) of
Section 2 hereof, the Corporation agrees that you shall receive the severance benefits set forth in this letter agreement ("Agreement") in the event your employment with the Corporation is terminated subsequent to a "Change in Control of the Corporation" (as defined in Section 2 hereof) under the circumstances described below.

     1. Term of Agreement. This Agreement will commence on the date hereof and shall continue in effect until December 31, 1995, until you reach age 65, or until your death or Disability, whichever comes first; provided, however, that commencing on January 1, 1996, and each January 1 thereafter, the term of this Agreement shall automatically be renewed for one additional year unless, not later than November 1 of the preceding year, the Corporation shall have given notice that it does not wish to extend this Agreement; and provided further, that if a Change in Control of the Corporation shall have occurred during the original or extended term of this Agreement, this Agreement shall continue in effect for a period of thirty-six (36) months beyond the month in which such Change in Control of the Corporation occurred.

     2. Change in Control of the Corporation.
         (i) No benefits shall be payable under this Agreement unless there shall have been a Change in Control of the Corporation, as set forth below. For purposes of this Agreement, a "Change in Control of the Corporation" shall be deemed to have occurred if:

            (A) any "person," as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") (other than the Corporation, any trustee or other fiduciary holding securities under an employee benefit plan of the Corporation, or any corporation owned, directly or indirectly, by the stockholders of the Corporation in substantially the same proportions as their ownership of stock of the Corporation), is or becomes the "beneficial owner" (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Corporation representing fifteen percent (15%) or more of the combined voting power of the Corporation's then outstanding securities;

            (B) during any period of two consecutive years (not including any period prior to the execution of this Agreement), individuals who at the beginning of such period constitute the Board, and any new director (other than a director designated by a person who has entered into an agreement with the Corporation to effect a transaction described in clause (A), (C), (D) or (E) of this Section) whose election by the Board or nomination for election by the Corporation's stockholders was approved by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved cease for any reason to constitute at least a majority thereof;

            (C) the stockholders of the Corporation approve a merger or consolidation of the Corporation with any other corporation, other than (1) a merger or consolidation which would result in the voting securities of the Corporation outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 80% of the combined voting power of the voting securities of the Corporation or such surviving entity outstanding immediately after such merger or consolidation or (2) a merger or consolidation effected to implement a recapitalization of the Corporation (or similar transaction) in which no "person" (as hereinabove defined) acquires more than 15% of the combined voting power of the Corporation's then outstanding securities;

            (D) the stockholders of the Corporation approve a plan of complete liquidation of the Corporation; or

            (E) the Corporation enters into an agreement for the sale or other disposition of all or substantially all of the Corporation's assets or the Corporation otherwise disposes of such assets.

         (ii) For purposes of this Agreement, a "potential Change in Control of the Corporation" shall be deemed to have occurred if

            (A) the Corporation enters into an agreement, the consummation of which would result in the occurrence of a Change in Control of the Corporation;

            (B) any person (including the Corporation) publicly announces an intention to take or to consider taking actions which if consummated would constitute a Change in Control of the Corporation;

            (C) any person, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Corporation or a corporation owned, directly or indirectly, by the stockholders of the Corporation in substantially the same proportions as their ownership of stock of the Corporation, who is or becomes the beneficial owner, directly or indirectly, of securities of the Corporation representing 9.5% or more of the combined voting power of the Corporation's then outstanding securities increases his beneficial ownership of such securities by 5% or more over the percentage so owned by such person on the date hereof; or

            (D) the Board adopts a resolution to the effect that, for purposes of this Agreement, a potential Change in Control of the Corporation has occurred.

     You agree that, subject to the terms and conditions of this Agreement, in the event of a potential Change in Control of the Corporation, you will remain in the employ of the Corporation until the earliest of (i) a date which is six (6) months from the occurrence of such potential Change in Control of the Corporation, (ii) the termination by you of your employment by reason of your death or Disability, as defined in Subsection 3(a), or (iii) the occurrence of a Change in Control of the Corporation.

     3. Termination Following a Change in Control of the
     Corporation. If any of the events described in Section 2(i) hereof constituting a Change in Control of the Corporation shall have occurred, you shall be entitled to the benefits provided in
     Section 4(d) hereof upon the termination of your employment during the term of this Agreement unless such termination is (i) because of your death or Disability, (ii) by the Corporation for Cause, or (iii) by you other than for Good Reason. Your entitlement to benefits under any of the Corporation's retirement plans will not adversely affect your rights to receive payments hereunder.

       (a) Disability. If, as a result of your incapacity due to physical or mental illness which in the opinion of a licensed physician renders you incapable of performing your assigned duties with the Corporation, you shall have been absent from the full-time performance of your duties with the Corporation for six (6) consecutive months, and within thirty (30) days after written notice of termination is given you shall not have returned to the full-time performance of your duties, the Corporation may terminate your employment for "Disability".

       (b) Cause. Termination by the Corporation of your employment for "Cause" shall mean termination upon (i) the willful and continued failure by you to substantially perform your duties with the Corporation (other than any such failure resulting from termination by you for Good Reason), after a demand for substantial performance is delivered to you that specifically identifies the manner in which the Corporation believes that you have not substantially performed your duties, and you have failed to resume substantial performance of your duties on a continuous basis within fourteen (14) days of receiving such demand, (ii) the willful engaging by you in conduct which is demonstrably and materially injurious to the Corporation, monetarily or otherwise or (iii) your conviction of a felony or conviction of a misdemeanor which impairs your ability substantially to perform your duties with the Corporation. For purposes of this Subsection, no act, or failure to act, on your part shall be deemed "willful" unless done, or omitted to be done, by you not in good faith and without reasonable belief that your action or omission was in the best interest of the Corporation.

       (c) Good Reason. You shall be entitled to terminate your employment for Good Reason. For purposes of this Agreement, "Good Reason" shall mean (i) during the one hundred eighty (180) day period following a Change in Control of the Corporation, a good faith determination by you that as a result of such Change in Control, you are not able to discharge your duties effectively or (ii) without your express consent, the occurrence after a Change in Control of the Corporation of any one or more of the following:

          (i) the assignment to you of duties inconsistent with your present position as Chairman, President and Chief Executive Officer of the Corporation or a reduction or alteration in the nature of your position, duties, status or responsibilities from those in effect as of the date hereof;

          (ii) a reduction by the Corporation in your base salary as in effect on the date hereof (without regard to any temporary reduction effected by the Corporation prior to a Change in Control) or as the same shall be increased from time to time ("Base Salary") except for across-the-board temporary salary reductions of twenty percent (20%) or less similarly affecting all senior executives of the Corporation and all senior executives of any person in Control of the Corporation;

          (iii) the Corporation's requiring you to be based at a location other than Waukegan, Illinois;

          (iv) the failure by the Corporation to continue in effect any of the Corporation's employee benefit plans, programs, policies, practices or arrangements in which you participate (or substantially equivalent successor or replacement employee benefit plans, programs, policies, practices or arrangements) or the failure by the Corporation to continue your participation therein on substantially the same basis, both in terms of the amount of benefits provided and the level of your participation relative to other participants in such plans, as existed as of the date hereof (or as the same may be increased from time to time);

          (v) the failure of the Corporation to obtain a satisfactory agreement from any successor to the Corporation to assume and agree to perform this Agreement, as contemplated in Section 5 hereof; and

          (vi) any purported termination by the Corporation of your employment that is not effected pursuant to a Notice of Termination satisfying the requirements of subparagraph (d) below, and for purposes of this Agreement, no such purported termination shall be effective.

     Your right to terminate your employment pursuant to this
     Section 3 shall not be affected by your incapacity due to physical or mental illness or your participation in a Corporation provided salary continuation program (titled Corporate Policy 2-15, Absences From Work, as of the date hereof) or similar policy or your receipt of disability payments from OMC. Your continued employment shall not constitute consent to, or a waiver of rights with respect to, any circumstance constituting Good Reason hereunder.
       (d) Notice of Termination. Any termination by the Corporation for Cause or by you for Good Reason shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of your employment under the provision so indicated.

       (e) Date of Termination. "Date of Termination" shall mean if your employment is terminated for Cause, or for any other reason (other than Disability) the date specified in the Notice of Termination (which, in the case of a termination for Cause shall not be less than thirty (30) days, and in the case of any other termination shall not be less than fifteen (15) nor more than sixty (60) days, respectively, from the date such Notice of Termination is given); provided that if within fifteen (15) days after any Notice of Termination is given, or, if later, prior to the Date of Termination (as determined without regard to this proviso), the party notifies the other party that a dispute exists concerning the termination, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties or by a binding arbitration award; provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Corporation will continue to pay you your full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, base salary) and continue you as a participant in all compensation, benefit and insurance plans in which you were participating when the notice giving rise to the dispute was given, until the dispute is fully resolved in accordance with this Subsection.
     Amounts paid under this Subsection are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

     4. Compensation Upon Termination or During Disability.
     Following a Change in Control of the Corporation, as defined in
     Section 2 hereof, and upon termination of your employment or during a period of disability, you shall be entitled to the following benefits:

       (a) During any period that you fail to perform your full-time duties with the Corporation as a result of incapacity due to physical or mental illness, you shall continue to receive your Base Salary at the rate in effect at the commencement of any such period, until your employment is terminated pursuant to
     Section 3(a) hereof. Thereafter, your benefits shall be determined in accordance with the Corporation's retirement, insurance and other applicable programs and plans then in effect.

       (b) If your employment shall be terminated by the Corporation for Cause or by you other than for Good Reason, the Corporation shall pay you your full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given or on the Date of Termination if no Notice of Termination is required hereunder, plus all other amounts to which you are entitled under any compensation plan of the Corporation at the time such payments are due, and the Corporation shall have no further obligations to you under this Agreement.
       (c) If your employment terminates by reason of your death, your benefits shall be determined in accordance with the Corporation's retirement, survivor's benefits, insurance and other applicable programs and plans, then in effect.

       (d) If your employment by the Corporation shall be terminated
     (i) by the Corporation other than for Cause or Disability or
     (ii) by you for Good Reason, you shall be entitled to the benefits (the "Severance Payments") provided below:

          (A) the Corporation shall pay you your full Base Salary through the Date of Termination at the rate in effect at the time Notice of Termination is given, or the Date of Termination where no Notice of Termination is required hereunder; and

          (B) the Corporation will pay as severance benefits to you, not later than the fifth (5th) day following the Date of Termination, a lump sum severance payment, in cash, equal to (1) a fraction, the numerator of which is equal to the lesser of (x) thirty-six (36) or (y) the number of full and partial months existing between the Date of Termination and your sixty-fifth
     (65th) birthday and the denominator of which is equal to twelve
     (12), multiplied by (2) the sum of (x) your annual Base Salary in effect immediately prior to the occurrence of the circumstances giving rise to such termination, and (y) the amount, if any, of the highest annual amount awarded to you (whether paid, payable or deferred) under the OMC Executive Bonus Plan or any similar annual incentive plan in the five (5) years immediately preceding the Change in Control of the Corporation (or, if greater, such annual amount awarded during the two (2) years following such Change in Control of the Corporation); and

          (C) in lieu of your right to receive deferred compensation under the OMC Executive Bonus Plan or any other plan, the Corporation shall pay you a lump sum amount equal to the deferred amounts together with any earnings credited on such amounts under such plans; and

          (D) for the period beginning on the Date of Termination and ending on the expiration date of this Agreement, the Corporation will arrange to provide you at the Corporation's expense with life, disability, accident and health insurance benefits substantially similar to those which you were receiving immediately prior to the Notice of Termination; but benefits otherwise receivable by you pursuant to this Subsection (D) shall be reduced to the extent comparable benefits are actually received by you during such period following your termination, and any such benefits actually received by you shall be reported to the Corporation; and

          (E) in addition to the retirement benefits to which you are entitled under the Corporation's qualified retirement plans, non-qualified supplemental and excess benefits plans, any successor plan or plans thereto or similar benefits under that certain letter agreement dated February 14, 1995 between you and the Corporation, a copy of which is attached hereto, (the "Pension Plans") and the retiree medical, life and other similar benefits to which you are entitled under the Corporation's welfare benefit plans or any successor plan or plans thereto (the "Welfare Plans"), the Corporation shall pay you not later than the fifth (5th) day following the Date of Termination, a lump sum, in cash, equal to the actuarial equivalent of the excess of (x) the retirement pension and the medical, life and other benefits that would be payable to you if you continued to be employed through the expiration date of this Agreement given your salary as of the Date of Termination, without regard to any amendment to the Pension or Welfare Plans made subsequent to a Change in Control of the Corporation and on or prior to the Date of Termination, which amendment adversely affects in any manner the computation of retirement or welfare benefits thereunder over (y) the retirement pension that you are entitled to receive (either immediately or on a deferred basis) under the Pension Plans and the medical, life and other benefits that you are entitled to receive (either immediately or on a deferred basis) under the Welfare Plans (for purposes of this Subsection, "actuarial equivalent" shall be determined using the same methods and assumptions utilized under the Corporation's qualified retirement plan for salaried employees immediately prior to the Change in Control of the Corporation).

       (e) In the event that you become entitled to the Severance Payments, if any of the Severance Payments will be subject to the tax (the "Excise Tax") imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") (or any similar tax that may hereafter be imposed), the Corporation shall pay to you at the time specified in paragraph (f) below, an additional amount (the "Gross-Up Payment") such that the net amount retained by you, after deduction of any Excise Tax on the Total Payments (as hereinafter defined) and any federal, state and local income tax and Excise Tax upon the payment provided for by this paragraph, shall be equal to the Total Payments.
     For purposes of determining whether any of the Total Payments will be subject to the Excise Tax and the amount of such Excise Tax, (i) any other payments or benefits received or to be received by you in connection with a Change in Control of the Corporation or your termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with the Corporation, any person whose actions result in a Change in Control of the Corporation or any person affiliated with the Corporation or such person) (which, together with the Severance Payments, shall constitute the "Total Payments") shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) shall be treated as subject to the Excise Tax, unless, in the opinion of tax counsel selected by the Corporation's independent auditors and acceptable to you, such other payments or benefits (in whole or in part) do not constitute parachute payments, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered within the meaning of Section 280G(b)(4) of the Code in excess of the base amount within the meaning of Section 280G(b)(3) of the Code, or are otherwise not subject to the Excise Tax, (ii) the amount of the Total Payments which shall be treated as subject to the Excise Tax shall be equal to the lesser of (A) the amount of the Total Payments or (B) the amount of excess parachute payments within the meaning of Section 280G(b)(1) (after applying clause (i) above), and (iii) the value of any non-cash benefits or any deferred payment or benefit shall be determined by the Corporation's independent auditors in accordance with the principles of Sections 280G(d)(3) and (4) of the Code. For purposes of determining the amount of the Gross-Up Payment, you shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of your residence on the Date of Termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder at the time of termination of your employment, you shall repay to the Corporation at the time that the amount of such reduction in Excise Tax is finally determined the portion of the Gross-Up Payment attributable to such reduction (plus the portion of the Gross-Up Payment attributable to the Excise Tax and federal and state and local income tax imposed on the Gross-Up Payment being repaid by you if such repayment results in a reduction in Excise Tax and/or a federal and state and local income tax deduction) plus interest on the amount of such repayment at the rate provided in Section 1274(b)(2)(B) of the Code. In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the termination of your employment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up Payment), the Corporation shall make an additional gross-up payment in respect of such excess (plus any interest payable with respect to such excess) at the time that the amount of such excess is finally determined.

       (f) The payments provided for in paragraphs (d) and (e) above shall be made not later than the fifth (5th) day following the Date of Termination; provided, however, that if the amounts of such payments cannot be finally determined on or before such day, the Corporation shall pay to you on such day an estimate as determined in good faith by the Corporation of the minimum amount of such payments and shall pay the remainder of such payments (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code) as soon as the amount thereof can be determined but in no event later than the thirtieth (30th) day after the Date of Termination. In the event that the amount of the estimated payments exceeds the amount subsequently determined to have been due, such excess shall constitute a loan by the Corporation to you payable on the fifth (5th) day after demand by the Corporation (together with interest at the rate provided in Section 1274(b)(2)(B) of the Code).

       (g) The Corporation shall also pay to you all legal fees and expenses incurred by you as a result of such termination of employment (including all such fees and expenses, if any, incurred in contesting or disputing any such termination or in seeking to obtain or enforce any right or benefit provided by this Agreement or in connection with any tax audit or proceeding to the extent attributable to the application of Section 4999 of the Code to any payment or benefit provided hereunder).

       (h) You shall not be required to mitigate the amount of any payment provided for in this Section 4 by seeking other employment or otherwise, nor shall the amount of any payment provided for in this Section 4 be reduced by any compensation earned by you as the result of employment by another employer after the Date of Termination, or otherwise.

     5. Successors; Binding Agreement.
     Provided there has been a Change in Control of the Corporation:
     (a) The Corporation will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Corporation or of any division or subsidiary thereof employing you to expressly assume and agree to perform this Agreement in the same manner and to the same extent that the Corporation would be required to perform it if no such succession had taken place and a Change in Control of the Corporation had not occurred. Failure of the Corporation to obtain such assumption and agreement prior to the effectiveness of any such succession shall be a breach of this Agreement and shall entitle you to compensation from the Corporation in the same amount and on the same terms as you would be entitled hereunder if you terminated your employment for Good Reason, except that for purposes of implementing the foregoing, the date on which any such succession becomes effective shall be deemed the Date of Termination.

       (b) This Agreement shall inure to the benefit of and be enforceable by your personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees. If you should die while any amount would still be payable to you hereunder if you had continued to live, all such amounts, unless otherwise provided herein, shall be paid in accordance with the terms of this Agreement, to your devisee, legatee or other designee or, if there is no such designee, to your estate.

     6. Notice. For the purpose of this Agreement, notices and all other communications provided for in the Agreement shall be in writing and shall be deemed to have been duly given when delivered or mailed by United States registered mail, return receipt requested, postage pre-paid, addressed to the respective addresses set forth on the first page of this Agreement.

     7. Miscellaneous. No provision of this Agreement may be modified, waived or discharged unless such waiver, modification or discharge is agreed to in writing and signed by you and such officer as may be specifically designated by the Board. The validity, interpretation, construction and performance of this Agreement shall be governed by the laws of the State of Delaware.

     8. Validity. The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

     9. Counterparts. This Agreement may be executed in several counterparts, each of which shall be deemed to be an original but all of which together will constitute one and the same instrument.

     10. Arbitration. Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that you shall be entitled to seek specific performance of your right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.
     11. Entire Agreement. This Agreement supersedes any other agreement or understanding between the parties hereto except any agreement covering inventions, writings and confidential information, and any agreement covering non-competitive employment, which you may have signed with the Corporation.

     12. Effective Date. This Agreement shall become effective as of the date set forth above. If this letter sets forth our agreement on the subject matter hereof, kindly sign and return to the Corporation the enclosed copy of this letter which will then constitute our agreement on this subject.

                                         Sincerely,
                                         OUTBOARD MARINE CORPORATION

                                         By        RICHARD J. STEGEMEIER
                                                   ---------------------
                                            Name:  Richard J. Stegemeier
                                            Title: Chairman of the Compensation
                                                   Committee
Agreed to this 23rd day
of February, 1995

By        HARRY W. BOWMAN
          ---------------
   Name:  Harry W. Bowman
   Title: Chairman, President and
          Chief Executive Officer

                                                    Exhibit 10 (H)



                     AMENDMENT NO. 1 TO

         AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

        AMENDMENT NO. 1, DATED AS OF SEPTEMBER 15, 1995, (this "Amendment") TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, dated as of December 30, 1994, (the "Credit Agreement") among OUTBOARD MARINE CORPORATION (the "Company"), certain financial institutions parties hereto (each a "Bank" and collectively, the "Banks"), THE FIRST NATIONAL BANK OF CHICAGO, as agent for the Banks (in such capacity, the "Agent"), and BANK OF AMERICA ILLINOIS, as co-agent for the Banks (in such capacity, the "Co-Agent").

        WHEREAS, the Company, the Banks, the Agent and the Co-Agent have entered into the Credit Agreement;

        WHEREAS, the Company, the Banks, the Agent and the Co-Agent desire to amend the Credit Agreement as set forth herein;

        NOW THEREFORE, in consideration of the premises made hereunder, and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

        l. Definitions. Unless otherwise expressly defined herein, all capitalized terms used herein and defined in the Credit Agreement shall be used herein as so defined. Unless otherwise expressly stated herein, all Section and Article references herein shall refer to Sections and Articles of the Credit Agreement.

        2. Section 1.01. The following definitions in Section 1.01 of the Credit Agreement are amended in the following manner:

        (a) Clause (c) of the definition of "Interest Period" shall be deleted in its entirety and replaced with the following:

                "(c) (i) for Eurodollar Advances, a period selected by the Company, commencing on the date of the relevant Borrowing and ending not less than seven (7) days or more than 180 days thereafter, and

                (ii) for Optional Currency Advances or LIBOR Loans, the period requested by the Company, commencing on the date of the relevant Borrowing and ending one (1), two (2), three (3) or six (6) months thereafter; and"

        (b) The definition of "LIBOR" shall be deleted in its entirety and restated as follows:

            "'LIBOR' means

        (a) for each Interest Period in respect of Eurodollar Advances, the rate of interest determined by the Agent to be the arithmetic average of the rates reported to the Agent by each Reference Bank as the rate at which deposits in Dollars are offered by such Reference Bank to first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Banking Days prior to the first day of such Interest Period, in the approximate amount of such Reference Bank's relevant Eurodollar Advance and having a maturity approximately equal to such Interest Period. If any Reference Bank fails to provide such quotation to the Agent, then the Agent shall determine LIBOR for purposes of this clause (a) on the basis of the quotations by the remaining Reference Bank(s); and

        (b) for each Interest Period in respect of LIBOR Loans or Optional Currency Advances, the rate of interest determined by the Agent to be the applicable London interbank offered rate for deposits in Dollars or the applicable Optional Currency appearing on the Bloomberg System Money Market Function (Page LR) as of 11:00 a.m. (London time) two Banking Days prior to the first day of such Interest Period and having a maturity equal to such Interest Period. If no London interbank offered rate of such maturity then appears on Bloomberg Page LR, the LIBOR for purposes of this clause (b) shall be equal to the London interbank offered rate for deposits in Dollars or the applicable Optional Currency having a maturity immediately before or immediately after the maturity of such Interest Period, whichever is higher, as determined by the Agent from Bloomberg Page LR."

        3. Section 1.01. The following definition is hereby inserted between the definitions of "Plan" and "Reference Rate" in Section 1.01 of the Credit Agreement:

           "'Reference Banks' means, collectively, First Chicago, Bank of America Illinois, and Royal Bank of Canada; and "Reference Bank" means any one of the Reference Banks."

        4. Section 2.06. Section 2.06 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

           "2.06. Notification of LIBOR for Eurodollar Advances. In the case of Eurodollar Advances, the Agent will notify each Bank of LIBOR promptly upon determination of such interest rate. Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining LIBOR with respect to Eurodollar Advances."

        5. Effective Date. This Amendment shall become effective and the Credit Agreement shall be amended for a period of only three months, commencing on the date hereof (the "Amendment Period"), when the Company, the Banks and the Agent shall have executed and delivered signature pages hereto to the Agent. This Amendment Period shall be extended to the Termination Date unless a Bank notifies the Company and the Agent of an objection to the extension no less than 14 days prior to the end of the initial three months of the Amendment Period. The Agent shall notify each Bank no less than 21 days prior to the end of the initial three months of its right to object to the extension. If a Bank so notifies the Company and the Agent, no less than 14 days prior to the end of the Amendment Period, this Amendment shall, as of the end of the Amendment Period, no longer be of any force or effect and the Credit Agreement shall remain in full force and effect in accordance with its terms as in effect prior to the execution of this Amendment.

        6. Company Representations. The Company hereby represents and warrants that, as of the date hereof, (i) the Credit Agreement (both prior to and after the effectiveness of this Amendment), each Note and any and all other agreements, documents, certificates and other instruments executed in connection therewith are in full force and effect and constitute the valid and binding obligations of the Company,
(ii) the representations of the Company set forth in Article IV (other than Section 4.09 and 4.13(a)) are true and correct in all material respects on and as of the date hereof, and (iii) the Company is in compliance with all of the terms and conditions in the Credit Agreement to be performed or observed on its part and no Default or Event of Default has occurred and is continuing under the Credit Agreement.

        7. Effect of Amendment. The parties agree that, except as amended hereby and solely for the Amendment Period, the Credit
Agreement shall remain in full force and effect in accordance with its terms. During the Amendment Period, any reference to the Credit
Agreement shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.

        8. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one instrument.

        9. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Illinois.

        10. Fees and Expenses. The Company agrees to pay all out-of-pocket fees and expenses of the Agent (including the fees and expenses of counsel) incurred in the negotiation, drafting and execution of this Amendment.

        IN WITNESS WHEREOF, the Company, the Agent, the Co-Agent and the Banks have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.


                                        OUTBOARD MARINE CORPORATION

                                        By        JAMES R. MAURICE
                                           Name:  James R. Maurice
                                           Title: Vice President and
                                                  Controller


                      THE FIRST NATIONAL BANK OF CHICAGO, individually and as Agent

                      By         DEBORAH E. STEVENS
                         Name:   Deborah E. Stevens
                         Title:  Authorized Agent


                      BANK OF AMERICA ILLINOIS,  individually

                      and as Co-Agent

                      By         MICHAEL G. HEALY
                         Name:   Michael G. Healy
                         Title:  Vice President


                      ROYAL BANK OF CANADA

                      By         KAREN T. HULL
                         Name:   Karen T. Hull
                         Title:  Manager, Corporate Banking

                      THE BANK OF NEW YORK

                      By         RICHARD A. RAFFETTO
                         Name:   Richard A. Raffetto
                         Title:  Asst. Vice President


                      NBD BANK, N.A.

                      By         JENNY GILPIN
                         Name:   Jenny Gilpin
                         Title:  Second Vice President


                      ABN AMRO BANK N.V.

                      By         DAVID C. SAGINS
                         Name:   David C. Sagins
                         Title:  Vice President


                      ABN AMRO BANK N.V.

                      By         R. MICHIEL SCHWARTZ
                         Name:   R. Michiel Schwartz
                         Title:  Vice President


                      THE BANK OF NOVA SCOTIA

                      By         F. C. H. ASHBY
                         Name:   F. C. H. Ashby
                         Title:  Senior Manager Loan Operations


                      FIRSTAR BANK MILWAUKEE, N.A.

                      By         F. R. DENGEL
                         Name:   F. R. Dengel
                         Title:  Vice President

                                                             EXHIBIT 11

                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS
                    (In millions except amounts per share)


                                               Three Months Ended       Twelve Months Ended
                                                  September 30            September 30
                                             --------------------      --------------------
                                               1995        1994          1995        1994
                                             --------    --------      --------    --------
Primary Earnings Per Share:
    Net earnings (loss)                      $   8.5     $  10.7       $  51.4     $  48.5
                                             ========    ========      ========    ========

    Weighted average number of shares           20.0        19.9          20.0        19.8
    Common stock equivalents (stock options)      .1          .2            .1          .2
                                             --------    --------      --------    --------
    Average shares outstanding                  20.1        20.1          20.1        20.0
                                             ========    ========      ========    ========
    Primary earnings (loss) per share        $   .42     $   .53       $  2.56     $  2.42
                                             ========    ========      ========    ========

Fully Diluted Earnings per Share:
    Net earnings (loss)                      $   8.5     $  10.7       $  51.4     $  48.5
    Add: After-tax interest and
        related expense amortiza-
        tion on 7% convertible
        subordinated debentures                   .8          .8           3.4         3.4
                                             --------    --------      --------    --------
    Net earnings (loss) adjusted             $   9.3     $  11.5       $  54.8     $  51.9
                                             ========    ========      ========    ========

    Weighted average number of shares           20.0        19.9          20.0        19.8
    Common stock equivalents (stock options)      .1          .2            .1          .2
    Weighted average common
        shares assuming
        conversion of 7% convertible
        subordinated debentures                  3.4         3.4           3.4         3.4
                                             --------    --------      --------    --------
    Average shares outstanding                  23.5        23.5          23.5        23.4
                                             ========    ========      ========    ========
    Fully diluted earnings (loss) per share  $   .40     $   .49       $  2.33     $  2.22
                                             ========    ========      ========    ========

                               -54-

                                                                      EXHIBIT 12


                  OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (In millions except ratios)

                                                         Twelve Months Ended September 30
                                             --------------------------------------------------------
                                               1995        1994        1993        1992        1991
                                             --------    --------    --------    --------    --------
Earnings (loss):
  Earnings (loss) before provision for
        income taxes and cumulative effect
        of changes in accounting principles  $  60.8     $  53.4     $(159.9)    $  12.5     $(105.9)

  Interest expense                              23.1        15.1        19.8        19.0        31.1
  Interest portion of rent expense               1.3         1.3         1.0         1.0         1.1
                                             --------    --------    --------    --------    --------
      Earnings                               $  85.2     $  69.8     $(139.1)    $  32.5     $ (73.7)
                                             ========    ========    ========    ========    ========
Fixed Charges:
  Interest expense                           $  23.1     $  15.1     $  19.8     $  19.0     $  31.1
  Interest portion of rent expense               1.3         1.3         1.0         1.0         1.1
                                             --------    --------    --------    --------    --------
      Fixed Charges                          $  24.4     $  16.4     $  20.8     $  20.0     $  32.2
                                             ========    ========    ========    ========    ========

Ratio of earnings to fixed charge                3.5         4.3                     1.6
                                             ========    ========                ========


Excess of fixed charges over earnings                                $ 159.9                 $ 105.9
                                                                     ========               =========

                               -55-

                                                            EXHIBIT 13
            Outboard Marine Corporation 1995 Annual Report
                           Proud Heritage
                             New Vision

             Letter to Shareholders by Harry W. Bowman
             -----------------------------------------
OMC's chairman, President and Chief Executive Officer Harry W. Bowman, who joined the company in 1995, says OMC is in the process of remaking itself. It is creating a new vision of its future and defining a new corporate strategy that will more effectively leverage its historical strengths and position the company to grow and deliver continuing improvement in shareholder value.


           The Value of Strong Brands by David R. Lumley
           ---------------------------------------------
Developing high value brands with strong imagery is critical to the continuing creation of shareholder value.


          Staying Close to Our Markets by L. Earl Bentz
          ---------------------------------------------
If we want to know what our customers value, we have to adopt a marketplace focus. We have to listen.


        Nourishing a Culture of Innovation by John D. Flaig
        ---------------------------------------------------
We can't win by following our competitors, and we won't win by pursuing the same course we've pursued in the past.


             Creating Quality by Carlisle R. Davis
             -------------------------------------
The standards for acceptable quality is being raised every day and the requirements for quality go beyond our products.


1995 Review of Operations

Management's Discussion and Analysis

Eleven-Year Summary

Consolidated Financial Statement

Notes to Consolidated Financial Statements

Management's Responsibility for Financial

Statements and Report of Independent Public Accountants

Directors and Officers

Shareholder Information

Operating Groups and Product Lines

Outboard Marine Corporation
100 Sea-Horse Drive
Waukegan, Illinois 60085

708.689.6200
                               -56-

                                       Financial Highlights
                            (Dollars in millions except per share data)

Year Ended September 30                 1995       95-94         1994     94-93           1993
                                                 % Change               % Change
                                   ----------     -----     ---------     ------     ----------
Operating Results
-----------------
Net Sales
    Engine Products                $   690.8        20%     $   574.3       (2)%     $   587.2
    Boats and Packages                 538.4         7%         504.1        13%         447.4
                                   ----------     -----     ---------     ------     ----------
       Total                       $ 1,229.2        14%     $ 1,078.4         4%     $ 1,034.6
                                   ==========     =====     =========     ======     ==========
Net Earnings (Loss)
    Before Accounting Changes          $51.4         6%     $    48.5       129%     $  (165.0)
    Cumulative Effect of Changes in
        Accounting Principles             --        --%            --        --%        (117.5)
                                   ----------     -----     =========     ------     ==========
       Total                       $    51.4         6%     $    48.5       117%     $  (282.5)
                                   ==========     =====     =========     ======     ==========
Primary Net Earnings (Loss) per Share
    Before Accounting Changes      $    2.56         6%     $    2.42       129%     $   (8.42)
    Cumulative Effect of Changes in
        Accounting Principles             --        --%            --        --%         (6.00)
                                    ---------     -----     ---------     ------     ----------
       Primary Net Earnings (Loss)
           per Share               $    2.56         6%     $    2.42       117%     $  (14.42)
                                   ==========     =====     =========     ======     ==========
Fully Diluted Net Earnings (Loss)
    per Share                      $    2.33         5%     $    2.22       115%     $  (14.42)
                                   ==========     =====     =========     ======     ==========
Dividends per Share                $     .40        --%     $     .40         -%     $     .40
                                   ==========     =====     =========     ======     ==========
Capital Structure
-----------------
Long-Term Debt                     $   177.4        --%     $   178.2       (3)%     $   183.0
Shareholders' Investment           $   255.8        22%     $   209.0        30%     $   160.9
Shareholders' Investment per
    Share (Year-End)               $   12.78        22%     $   10.49        29%     $    8.14
Return on Shareholders'
    Investment                          22.8%     (18)%          27.8%      147%         (59.8)%
Number of Shareholders                 4,716         4%         4,519       (7)%         4,855
Average Number of Shares
     Outstanding and
   Common Stock Equivalents,
       if applicable (Millions)         20.1         1%          20.0         2%          19.6
                                   ==========     =====     =========     ======     ==========
Other
-----
Research and Development Expense   $    41.6        14%     $    36.5         1%     $    36.0
Capital and Tooling Expenditures   $    66.5       (2)%     $    68.2        36%     $    50.0
Employees at Year-End                  8,905         5%         8,472         5%         8,073
                                   ==========     =====     =========     ======     ==========


Building Value

Harry W. Bowman, Chairman, President and CEO

To Our Shareholders
-------------------
Outboard Marine Corporation today is a work in progress, a company being remade. We currently have underway a broad-ranging management effort to define a new vision of our company's future and to develop a clear strategy that will enable us to achieve that vision.
     The ultimate product of our work will be a better managed company that uses its resources more effectively and is equipped to win in the markets in which it chooses to compete. Most importantly, it will be a company capable of consistently adding to the value of its shareholders' investments. We have a great deal of work to do before we can become that company, capable of providing that kind of steady growth in value. But, in 1995, we began to make progress toward that objective.
     Sales growth in every one of our worldwide markets and market share gains produced increased earnings in 1995. Worldwide sales grew 14 percent to $1.23 billion, up from $1.08 billion for 1994. Net earnings grew 6 percent to $51.4 million, or $2.56 per share ($2.33 fully diluted), up from $48.5 million, or $2.42 per share ($2.22 fully diluted) for 1994.

Strong Core Earnings Growth
---------------------------
Our true earnings improvement for 1995 was significantly better than our net results indicate, since last year's results were increased by $17.3 million (pre-tax) in non-operating gains from a real estate transaction and other benefits. Looking at the real improvement in our core performance for the year, 1995 gross profit improved by 18 percent, or $45.4 million. Our gross margin moved up to 24.2 percent from 23.4 percent in 1994, reflecting the manufacturing efficiencies we gained in 1995 from our higher outboard volumes. That was the highest gross margin OMC has achieved since 1988. Our 1995 operating earnings jumped 46 percent to $67.2 million, up from $46 million in 1994.
     All of our worldwide operations contributed to the sales increase that drove our earnings improvement in the past year. In the United States, which accounted for nearly three-fourths of our total revenues in 1995, strong outboard engine sales were the primary driver of our
13.9 percent sales growth. The Marine Power Products Group, which sells Johnson and Evinrude Outboards as well as parts and accessories, achieved a 22 percent U.S. sales increase in 1995 and increased its share of the very competitive U.S. outboard market. Our U.S. boat operations increased their sales by 8 percent in 1995.
     Outside the U.S., our sales grew 14.3 percent in 1995. All of our international operating groups posted solid sales increases, with OMC Europe showing the strongest increase. Outboards also drove our sales gains outside the U.S.
     Fourth quarter results followed a similar pattern. Sales in the fourth quarter of 1995 increased 10.8 percent to $338.2 million, up from $305.3 million for the fourth quarter of 1994. Net earnings fell to $8.5 million, or 42 cents per share (40 cents, fully diluted), from $10.7 million, or 53 cents per share (49 cents, fully diluted), for the fourth quarter of 1994.

     Our 1995 fourth quarter net earnings comparison suffered because $6.8 million of the pre-tax $17.3 million non-operating gain in 1994 occurred in that year's fourth quarter. Once again, looking at our operating performance, gross earnings improved more than 17 percent to $77.3 million, up from $66 million for the fourth quarter of 1994. Our gross margin moved up to 22.9 percent from 21.6 percent for the fourth quarter of 1994. And operating earnings increased 50 percent to $9.9 million, up from $6.6 million for the fourth quarter of 1994.
U.S. sales growth of 14 percent accounted for the improvement in our operating performance for the 1995 fourth quarter. Sales outside the U.S. increased less than one percent, primarily the result of weakening economies and sales in some of our Latin American markets.

The Future of OMC
-----------------
While the growth of the marine products markets and our market share growth in outboards created OMC's 1995 earnings improvement, we cannot rely on these dynamics to provide the kind of steady growth that our shareholders have a right to expect from us. We believe it's not enough to simply ride the cyclical tides of the marine industry, delivering growth in earnings, margins and returns in the good years, and trying to stem losses with cost cutting programs in the downturns. We must find ways to overcome the cyclicality of our business and consistently build shareholder value.
                               -59-

     To remake OMC into a company capable of delivering this kind of consistent improvement, we have to first create a vision of the company we want OMC to become. This isn't an exercise in wishful thinking. Our vision of OMC as we will remake it will grow out of a fact-based analysis of our core competencies, our weaknesses, and the opportunities and competitive threats in the markets in which we choose to do business. Based on this new vision, we will implement a new strategic planning process to create plans that will become the bridge to move OMC from where we are today to where we want to be in the next 10 to 20 years.
     We expect to complete our visioning process and our first strategic planning cycle next spring. When those tasks have been accomplished, we will have made decisions about the markets in which we want to compete and how we will compete in them. We will have set clear operating objectives for all of our business units that will add long-term value to our shareholders' investments.
     While our visioning and strategic planning efforts are still in progress, we have already begun initiatives that will address the revitalization of OMC.

Building on Our Heritage
------------------------
First, we will make far better use of OMC's heritage, which rests on three fundamental strengths, to build the value of our current portfolio of businesses.
     The first of these historical strengths is the high level of name recognition and customer loyalty enjoyed by some of our brands, especially the Johnson and Evinrude outboard brands. During the last industry downturn, we didn't support our brands as we should have and, as a result, they lost some of their historical strength. We will rebuild them, and then leverage their strength to gain both market share and margin improvement. To do this, we must become more marketplace focused, providing our dealers with the products and services they and their customers really want, and bringing those products and services up to world class quality standards. We will make important strides in this area in 1996.

     The second of our historical strengths is our dealer distribution system, primarily built on the Johnson and Evinrude dealer networks that were established in the early years of this century. It's a high quality dealer network; many of our retailers today are second or third generation Johnson or Evinrude dealers with deep roots in their local markets. It's also the industry's most comprehensive. Our network has more U.S. dealers than any other marine manufacturer's, and it reaches into every corner of the globe. It gives OMC an important marketplace advantage.
     We are making more effective use of this advantage by doing a better job of partnering with our dealers and allying our interests with theirs. We took an important step in this area in 1995 with the introduction of the CashPort program, which invests one percent of a dealer's purchases of OMC products in an annuity for the dealer's retirement or for a beneficiary he designates.
     The third of OMC's historical strengths is our advanced technology. Our engineering organization has consistently excelled in developing innovative products and technologies for marine engines, and we have a manufacturing system built largely on new plants and new manufacturing process technology.
     To gain the full benefit from our advanced engineering organization, we are fostering a culture of innovation that will nourish the development of leading edge products and processes. We are supporting that culture with funding and, where necessary, with strategic acquisitions or partnerships. We demonstrated that commitment in 1995 with our acquisition of 51 percent of FICHT GmbH, the German engineering firm that pioneered the direct fuel injection process we will use in our most advanced, low-emission outboards, the first of which are slated for market introduction in the second half of calendar year 1996.
     In our manufacturing operations, we also are implementing quality and productivity systems that will enable us to gain the full benefit from the capital investments we've made. In all of our operations, we are creating a culture of quality that will provide the basis for bringing the full range of our products, services and business processes up to world class standards. In 1996, we will launch our People Driven Quality effort, a company-wide, total quality management system focused on achieving customer-driven, world-class quality levels.

Seeking New Opportunities
-------------------------
Beyond making better use of OMC's heritage of strengths to build the value of our existing portfolio of businesses, we will look beyond our current business lines to new opportunities that can help us grow and balance our cyclicality. We'll seek these opportunities in the marine industry, but we won't be limited by the industry's bounds. Our opportunities will be determined by our core competencies, and we believe our competencies, especially in engineering and technology, will enable us to develop new business approaches in other industries. In any new venture we undertake, our approach will be strategically driven, based on a clear understanding of marketplace dynamics, and capable of establishing a strong market position for OMC.
     In summary, what we plan to become is a company committed to building and leveraging the strength of a portfolio of strong brands; a company focused on and driven by the marketplace and our strong dealer network; a company committed to innovation and technological superiority; and a company dedicated to continuous improvement and world class quality.
     We know that we won't make all of this happen overnight. It will take time to revitalize our company. But, as the following feature section of this report shows, we've begun the process; and the benefits from it will build over the coming months and years.

1996 Outlook
------------
In the near term, we expect 1996 to be another year of growth for OMC. We expect industrywide retail unit sales in the U.S. market to grow at a 5 to 7 percent rate in 1996, slower than the 8 to 10 percent growth rate we estimate was achieved for 1995, but still strong. Our dealers' field inventories are at appropriate levels, and we and they are well equipped to meet the needs of the marketplace.
     For the first quarter of 1996, we expect solid sales. However, in terms of earnings, our first quarter will get off to a slower start than the first quarter of 1995, when we had a $3.1 million net loss. While we normally incur a first quarter net loss due to the seasonal nature of our business, we expect this year's first quarter loss to be greater than last year's.
     We entered the first quarter of 1995 with extensive back-orders for outboard engines, and our manufacturing operations ran at a very high level to catch up with market demand and to build inventory for the spring selling season. That production level gave us unusually high manufacturing operating efficiencies for the quarter.
     By comparison, in the first quarter of this year, we're reducing production in our engine plants to better control our inventories. As a result, manufacturing operating expense will be higher, contributing to a deeper net loss for the quarter.
     For the full year, however, we expect continued earnings growth, due both to increased sales and to the actions we are taking to improve the quality of our earnings: improving quality and productivity in our manufacturing operations, reducing our SG and A expense as a percentage of sales and better managing our working capital.
     OMC today is a company that is confident of what lies ahead, both in the near and longer terms. We have a proud and valuable heritage of core strengths on which we can build. And we enjoy the support of a committed group of employees who are genuinely enthusiastic about the opportunity to create and work toward a vision of a more successful and profitable tomorrow. Proud of our past and sure of our future, we are moving forward.

HARRY W. BOWMAN

November 27, 1995
Harry W. Bowman
Chairman, President and Chief Executive Officer

The Value of Strong Brands

David R. Lumley, Senior V.P., Worldwide Marketing and Sales, MPPG

Brand Value
-----------
Do strong brands really make a difference in today's price competitive marine products marketplace? That's a question OMC asked itself in the depths of the marine products industry's most severe recession, between 1989 and 1993.
     In that environment, the company was unable to continue to strengthen the brand images of its product lines because of the investment required. As a result, the high-value positions of our brands, including Johnson and Evinrude Outboards, were not fully supported.
     The recession and lack of industry innovation led to price cutting and the consumer perception that all brands were relatively equal. Since OMC boasts a range of strong marine brands, one of our important advantages wasn't fully utilized.

The Value Cycle
---------------
OMC, however, has to pay the same or greater attention to our brands as any other marketer of consumer goods, and that attention is reflected in our current strategic planning. Developing high-value brands with strong identities is critical to the continuing creation of shareholder value because of a marketing phenomenon called the value cycle. The cycle works like this:
     We make investments in building stronger brand identities than our competitors. That doesn't just include investment in advertising and promotion. It includes investments to ensure we have the products that really excite our customers with their performance, quality and reliability.
     Our strong brand identities then create superior consumer value for our products. This lifts them above the fray of the marketplace and allows us to realize greater value for them.
     The improved profitability gives us a stronger flow of cash to reinvest in the business, allowing us to better fund areas like technology and product research and development, higher quality manufacturing systems, and increased marketing support for our brands, combining to complete the value cycle.

A Stable of Brands
------------------
Beyond providing us with better margins on our products, outstanding brand management equips OMC to compete more efficiently in all of the segments of the marine products market in which we choose to participate.
     The fact that we have a stable of engine and boat brands gives us the flexibility to create a family of branded product lines, each with distinct features and personalities, to fit the needs of various kinds of boaters at various price points. We are now defining and segmenting the brands in our portfolio, and we will position each brand so that its image is clearly communicated to its targeted customer base.

Segmenting the Portfolio
------------------------
With our outboard brands, we enjoy a premium position, but we will use our strategic planning process to determine how we can realistically "stretch" the Johnson and Evinrude brands as we compete for sales across the full range of price points in the marine engine marketplace.
     With our boat brands, we are developing an effective tiering of our portfolio of 20 brands, allowing consumers at various price/value points to choose an OMC boat with a combination of brand imagery, features, performance and price that meets their needs. Doing this will boost sales and also help us achieve higher operating margins for our entries at every price point in every market segment due, in part, to our greater efficiencies in marketing these products.

A Powerful Force
----------------
Because brand personalities are long lasting and resistant to change we've conducted research to ensure that we really understand what our brands and those of our competitors mean to the consumer. Our strategy to move from where we are today to the achievement of our vision will be based on strengthening our brands, properly positioning them and investing in the future. Strong brands may be an intangible asset on the balance sheet, but they are a powerful and differentiating force in the marketplace.

Staying Close to our Markets

L. Earl Bentz, V.P.; and President, OMC Fishing and Aluminum Boat Groups

Knowing the Customer
--------------------
When I was a kid in grade school, a teacher, introducing our class to the stock market, gave me what certainly seemed to be the formula for financial success: buy low, sell high.
     It made sense; it was beautiful in its simplicity; and I thought
I had captured one of the great secrets in life until I grew up and became personally acquainted with the market. It was then that I realized, while the theory was simple, the application took some doing.
     Companies like OMC, manufacturing and marketing consumer products, face a similar challenge. The secret of success in our business is giving the customer what he or she wants - giving them what they really value. That, too, sounds easy. But knowing what the customer values and delivering on his value expectations is where both the science and art of our business come into play.
     If we want to know what our customers value, we have to adopt a marketplace focus. We have to stay close to our customers, listen to what they have to say, and respond to their wishes with a sense of urgency.
     Staying close to our markets demands that we don't just walk in and out of our customers' lives. We have to view our relationship as a life cycle in which the company touches the customer at each phase of the product's life. We have to focus on delivering high-quality interactions at each stage of this life cycle, which typically has six phases.

Going Shopping
--------------
Beginning in the shopping phase, first-time and repeat buyers have very different information needs and motivations. The first-time buyer is deciding whether to invest his discretionary dollars in the sport, and our marketing efforts have to provide him with information that breaks down barriers to boat ownership.
     The repeat buyer probably is deciding what kind of boat or engine to buy, and we need to reach him with articles, advertisements and word of mouth endorsements that confirm his good sense in choosing our brand in the first place.
     In the next phase, the Purchase Experience, our partnering relationship with the dealer is critical, since he plays an extremely important role in influencing the customer's decision to buy our product or a competitors' brand. The dealership also is critical in orienting the customer to the product with a description of its features and benefits; consequently, we have to reach out to the dealer with training and materials to make him knowledgeable and credible.
     During the Delivery Experience, how well the product is prepped before it's handed over to the customer is a key issue, and we have to provide training and feedback to our dealers to ensure that they make the delivery of our product a pleasurable experience.
     The Delivery Experience extends through the first month of ownership and, in that period, customers have gut responses to the fit, feel and finish of their new products. Our boats and engines must be everything our customers hoped they would be, because impressions in this phase establish a frame of reference that influences the owner's feelings about the product throughout the entire Ownership Experience.

     Soon, the customer is enjoying our product on the water. During this Ownership Experience, the quality of our design and manufacturing processes again are critical in determining his level of satisfaction. The boat and engine must perform to a consistently high standard. But, beyond providing a high quality product, we can enhance our customer's ownership experience by giving him psychological reinforcement from magazine articles and advertisements that demonstrate the value of his product. We also need to add value to the quality of his boating experience with fishing tournaments or other special events that strengthen the bond between us.

Service is Critical
-------------------
Next, inevitably, comes the Service Experience. Once again, here our partnership with the dealer is critical, and how well we support him in doing his job can make all of the difference in our customer's level of brand loyalty.
     Finally, comes the Repurchase Experience. Here, using warranty registration records, we can target customers who are probably getting ready to consider going back into the market to buy a replacement product; and we can offer them incentives to tip the scale in their decision to repurchase our brand. Ultimately, though, the acid test of our customers' loyalty will be how well we have managed our relationship through all of the earlier five phases.

Nourishing a Culture of Innovation

John D. Flaig, V.P., Worldwide Research and Engineering, MPPG

The Less Traveled Road
----------------------
What is innovation? Why do we need it? And how do we get it?
     Innovation is breakthrough thinking; breaking the mold of the obvious solution and exploring the non-obvious; allowing the mind to move along a path other than the well traveled road.
     Innovation is essential to creating systems that produce continuous improvement; but innovation, itself, is not a continuous or evolutionary process. It's not just the next step. It's a mental leap that, if it's well executed, produces an "order of magnitude" improvement.
     The best metaphor I can think of for innovation comes from the sport of sailboat racing. If two well matched sailboats are racing into the wind, and one has a lead on the other, the following boat isn't likely to be able to win as long as its crew pursues the same course as the lead boat. Following the same course gives the second boat the same angle into the wind and, as a result, the same speed.
     If the crew of the second boat wants to win the race instead of just finishing it, they have to choose a different course that will give them a different angle into the wind, allowing their sail to catch it more efficiently and produce greater boat speed. In other words, they have to innovate.

Taking a Different Tack
-----------------------
This maneuver is called "taking a different tack." It requires the boldness of conviction to take a risk, because, if the new angle the crew takes into the wind is wrong, the sail can lose efficiency and the boat can fall farther behind. So the maneuver also requires knowledge and skill to be successful. But, ultimately, the choice to make the maneuver is based on the crew's understanding that it's necessary, because the physics of the competition are such that they can't win by taking the same tack.
     In addition to being a good metaphor for innovation, I think this is a good model for explaining why we need innovation at OMC. We simply can't win by taking the same tack.
We can't win by following our competitors, and we won't win by pursuing the same course we've pursued in the past. We are pursuing a different course to gain speed and take the leadership position in our markets.
     To win, we need innovation. We need innovation in product development because, to be the value leaders in our markets and still command higher margins, it's not going to be good enough to have the same product features and benefits our competitors have. We have to offer leading edge technologies, designs and features first. We have to create the perception that we lead trends, and the market follows us.
     But being innovative in product development won't be sufficient to move OMC into the lead if we lack innovation in our other business processes. Our entire corporation needs to move onto the new tack, and our future is going to depend upon all of us caring enough to become innovators: to find new and better ways to do our jobs.
     That level of caring to seek innovation will take a culture change in many areas of our company. Our visioning process will address that culture change. But, in broad strokes, we know what we have to do to nourish the culture of innovation that we want and need.
     We have to create a work environment that communicates to employees that a new idea is a good thing. That, in turn, will require our managers and supervisors at every level to understand that it is part of their job to encourage employee innovation.
     Failing to manage a company in this way is a waste of employees' minds, a tremendous resource that should be driving change and producing improvement and growth throughout the company.

     We, as managers, have to resist the urge to reject a new idea at the first signs of difficulty. We can't give in to the knee-jerk reaction of closing the door on the process of exploration to eliminate the problems. That means we have to keep funding exploration rather than starving it to death.
     We also have to train our employees in using analytical tools to prove-out their ideas. This is critical, because innovation inherently involves risk. To minimize risk, innovation has to be accompanied by the willingness to challenge and test assumptions.
     Finally, assuming an idea proves out in fact-based testing, we need to celebrate its success and reward its originators to encourage them and others to continue to take intelligent risks.
     The bulk of the burden in nourishing an innovative culture lies on our management organization. We're ready for that challenge because we recognize that, to be a company that creates value for our shareholders, we need to unlock the power of innovation that lies within our organization. We need to take a new tack.

Creating Quality

Carlisle R. Davis, V.P., Quality Assurance

People Driven Quality
---------------------
After a number of years at General Motors, I joined OMC in 1995 as the company's first vice president of Quality Assurance, charged with coordinating the development of a companywide total quality management system. Shortly after my arrival, I was asked, why do we need this kind of quality effort? My response was, it's absolutely central to the continuing creation of shareholder value. And if we don't have it, we're going to go out of business.
     It's not that the quality of OMC's products is below marine industry standards; it's not. The reasons for implementing People Driven Quality, OMC's own total quality management system, are much more fundamental than that.
     For one, the bar that represents the acceptable level of quality in today's marketplace is being raised higher every day. For another, the requirements for quality go beyond the products we sell. A company's quality is judged not just on the basis of its products, but also on its services, administrative systems and everything else we do that supports the sale of the product and the customer's after-sale satisfaction with it. Finally, improving our quality by reducing wasted time and material throughout our operations will reduce our costs and improve our productivity.

Climbing the Quality Ladder
---------------------------
But what, exactly, is quality; and how do we know when we've provided it? Actually, if we look at quality as a hierarchy with three levels, customer feedback can tell us which level we've achieved. At the bottom of the hierarchy, there is the expected level of quality. That's what comes to mind when most of us think about quality. It means the product or service does what it's supposed to do. It works, and it has no problems, or only minimal ones.
     The second level of quality is the desired level. The desired level means that the product or service does something more than just work. It begins to deliver some psychological benefits to the user. For example, it has some advantages over the competition; it gets positive reviews in magazines; and owning or using it reinforces the buyer's perception that he or she made a smart choice.
     At the top of the quality hierarchy, though, is the exciter level. Exciters are products or services that are so widely recognized as being superior that everybody - friends, relatives and the man on the street - recognizes the owner or user as smart and successful for buying the product or service. The farther we can bring our customers up the quality hierarchy, the more brand loyal they're going to be. That customer loyalty is what makes a company successful.
     To begin to climb the quality hierarchy with our products and services, we have to know what to change. Nobody knows more about what to change than our employees who make our products and provide our business support services. People are the heart of every successful quality effort; and no quality effort that isn't based on employee involvement succeeds.
     For that reason, we began our People Driven Quality effort by forming six leadership teams representing the entire company. Each of the teams reached all the way down to the shop and office floor level to gather information and compile a list of the whats that need fixing. Each leadership team brought its list to a steering team headed by Hank Bowman that selected the issues that will have the greatest impact on our business and handed them back to the leadership teams for action.

     The next step in People Driven Quality is identifying the hows - how do we eliminate the problems. That process is happening now. But, in general, there are three basic ways to improve the quality of a product or business process: containment, control and creation.
     The least effective way to attain quality is to contain problems after they have been created. An example of containment is inspection, where a defective product is pulled off the line and repaired before it can reach a customer. Relying solely on inspection systems for defect containment can provide an initial quality improvement; but, ultimately, inspectors get bored and quality actually falls off.
     The next best way to achieve quality is through control, such as statistical process control. Control systems are good, but they reach a point where they can't functionally provide additional quality benefits.
     But the best way to achieve quality is by creating products or processes that are naturally resistant to errors. We're doing some of this now, primarily in our engine operations. Creating products and processes that are error resistant - after we make the time and dollar investment to establish them - has, by far, the biggest payoff. We're going to have to make this our way of doing business.

1995 Review of Operations

Engine Operations

Marine Power Products Group
---------------------------
Strong sales of Johnson and Evinrude outboard engines drove the Marine Power Products Group's sales gains in 1995.
     In the United States, the group's dollar sales increased 22 percent for the year. Two price increases totaling approximately four percent contributed to the U.S. sales growth, and average horsepower increased by three horsepower, helping to improve both sales and margins. But, by far, the bulk of the sales improvement came from growth in outboard unit sales. The group increased its wholesale unit share of the U.S. outboard market in 1995.
     MPPG's U.S. market was strong for the bulk of 1995, importantly in the first half of the spring selling season. The U.S. retail marine products market softened significantly in the late spring through early summer; however, the market recovered in late summer and the group finished the year with a strong fourth quarter.
     "Loose" outboard sales, outboards sold directly to dealerships, increased significantly in 1995. At the same time, a new OEM Sales Group increased outboard sales through pre-rigging agreements with independent boat builders. The programs provide boat builders with incentive payments to equip their boats with controls and hardware that are compatible with Johnson and Evinrude outboards, which then are installed by dealers. Strong sales to the OMC Fishing Boat Group, which packages primarily higher horsepower, higher priced outboards with its fiberglass fishing boats, also contributed to MPPG's U.S. sales gains.
     A major organizational initiative following the close of the 1995 fiscal year was the consolidation of the OMC International Group's operations into the Marine Power Products Group. As a result, worldwide responsibility for the marketing, sales, and servicing of outboards, parts and accessories was consolidated in the Marine Power Products Group under David R. Lumley, who was named senior vice president of Worldwide Marketing and Sales. Similarly, worldwide responsibility for design, manufacturing, procurement and logistics for power products was consolidated within MPPG. A senior vice president to head this second group is yet to be named.
     The consolidation of both marketing and manufacturing operations within a worldwide MPPG organization will allow OMC to become a more effective global competitor by providing central coordination of both marketing and manufacturing strategy. The move will permit consistent positioning of the Johnson and Evinrude brands and also produce cost efficiencies.
     Increased outboard sales also were responsible for sales growth in markets outside the U.S. in 1995. OMC's outboard market share grew both in Europe and Latin America. In addition, important footholds were gained in developing markets in the Far East, Middle East and Africa.
     New products helped spur growth in 1995. In the U.S. market, new 90 and 115-horsepower Johnson and Evinrude outboards incorporating the "Eagle" technology used on OMC's popular 150 and 175-horsepower engines won sales in the bass fishing, saltwater fishing and ski market segments. An expanded line of boating accessories and a broader offering of replacement parts for competitors' engines increased U.S. parts and accessories sales. In Europe, new low-emission, 9.9 and 15-horsepower outboards as well as new 25 and 35-horsepower models improved OMC's competitive positions in key markets.

     The company made solid progress in 1995 in developing direct-injected two-cycle outboards based on FICHT fuel injection technology. We expect this new outboard design, which is proprietary to OMC, to use fewer parts and be simpler to manufacture than competitors' low-emission designs. We believe it will provide OMC with an important advantage in the changing
U.S. outboard market, where we expect Environmental Protection Agency regulations to require manufacturers to begin phasing in low-emission outboards, beginning in 1998. We plan to introduce the first of our FICHT technology outboards late in calendar 1996.
     Structural changes in the past year also laid the foundation for improved customer service, satisfaction and loyalty. MPPG established a new U.S. customer service organization that eliminated telephone bottlenecks and improved dealer access to sales, shipping, service and warranty information. The group also announced the consolidation of its U.S. parts and accessories distribution operations and committed to making a $4 million investment in new computerized wareharehousing and inventory management systems to improve its next-day delivery capability to dealers.

Boat Operations

OMC Fishing Boat Group
----------------------
The OMC Fishing Boat Group achieved a very substantial sales increase in 1995, primarily due to increased sales of its bass fishing boats. The group identified opportunities in a number of economy market segments and targeted them with new, lower price-point, high-value products.
     All of the group's brands - Stratos, Javelin, Hydra-Sports and Quest - achieved strong sales gains for the year. Additionally, the group experienced less sales impact than other OMC operating groups from last spring's downturn in the U.S. retail marine products market. Stratos, the group's premium bass boat line, introduced eight new models at the entry and mid-level price points in 1995 that accounted for much of the sales gain. Hydra-Sports also gained sales with new bass fishing models that targeted lower price points.
     While most of the OMC Fishing Boat Group's sales improvement came from freshwater fishing boats, the group also boosted sales in the saltwater segment with an expanded offering of entry-level rolled edge boats in its Quest line. Rolled edge boats have a one-piece, fiberglass hull without a separate molded deck structure. The design is less expensive to build than comparable two-piece hull designs and is popular among fishermen in coastal waters from New England to Texas.
     Even lower price-point bass and saltwater fishing boat packages, however, are equipped with relatively high-horsepower engines that are among OMC's most profitable power products.
     In the past year, the OMC Fishing Boat Group's profitability benefitted from a total quality management program implemented in 1994 that boosted the efficiency of the group's manufacturing operations and established the basis for a significant improvement in its working capital management.

OMC Aluminum Boat Group
-----------------------
The OMC Aluminum Boat Group, the world's largest manufacturer of aluminum boats, experienced a small sales reduction in 1995 due both to market conditions and a significant increase in the price of aluminum, its primary raw material.
     Cool, rainy weather slowed retail activity and diminished the OMC Aluminum Boat Group's sales in many of its markets in the early spring.
The poor weather conditions early in the selling season were followed by the industrywide sales slump in the U.S. retail marine products market, which continued to depress sales in the late spring and early summer.

     To regain its sales momentum, the OMC Aluminum Boat Group launched the RainCheck sales initiative, a consumer rebate program designed to pull sales through its dealerships. The program was effective in creating a second selling season for the group in the fourth quarter, allowing it to put a strong sales finish on the year. Additionally, it helped to bring year-end field inventories in dealerships essentially into line with year-end 1994 levels.
     The group's sales also were negatively impacted during the year by a significant increase in the cost of aluminum. The cost increase pushed the prices of the OMC Aluminum Boat Group's higher price-point boats to a level at which they faced competition from lower price-point fiberglass models, which took sales from the group.
     To combat sales losses to fiberglass boats, the group offered special value boat packages in its Lowe and Grumman lines. The packages, equipped with lower-featured Johnson and Evinrude outboard models, were targeted to customers seeking high-value fishing boats and priced at levels below competitors' fiberglass models.
     New products and line extensions helped to support sales in the face of difficult market conditions. The OMC Aluminum Boat Group updated its Sea Nymph line to make its models more competitive in its primary upper mid-western markets. Roughneck, a brand of all-welded boats originally targeted to southern U.S. markets, launched a line of deep-vee models aimed at building dealer support and sales in the northern U.S.
     In 1995, the OMC Aluminum Boat Group also added the DuraNautic brand to expand its penetration of the New England market. DuraNautic is a well-known line of utility boats that OMC acquired in fiscal 1995 and re-launched for the 1996 selling season featuring popular original designs.

OMC Recreational Boat Group
---------------------------
The OMC Recreational Boat Group, which markets four brands of fiberglass runabouts and cruisers - Chris-Craft, Four Winns, Seaswirl and Sunbird - achieved a slight sales increase for 1995 in spite of experiencing a severe late spring and early summer sales downturn caused by the industrywide slowdown in U.S. retail marine products sales.
     Sunbird and Chris-Craft led the group with double digit sales increases driven by a variety of new, high-value runabout and small cruiser models designed for the family boating market. Sunbird also benefited from organizational changes that improved the effectiveness of its field sales organization in 1995.
     Chris-Craft shifted its emphasis to smaller boats of 33 feet and less, allowing it both to better serve the majority of its dealers whose businesses are built on sales of smaller craft, and also to reduce its costs. Shifting its manufacturing operations to focus on smaller boats reduced engineering and development expense and also allowed more efficient line production methods that permitted a 25 percent reduction in manufacturing staff. Additionally, the move allowed Chris-Craft to increase its production of outboard powered boats, enhancing its synergy within the OMC organization.
     Seaswirl, which also introduced a range of new runabout and cruiser models for 1995, as well as a limited number of fishing models, achieved a more modest sales increase for the year in its primarily western U.S. markets. Four Winns' sales declined in 1995, due in part to declining sales of the brand's mini jet boat models.

Management's Discussion and Analysis of Results of Operations and
Financial Condition

Results of Operations 1995
--------------------------
The company had net earnings of $51.4 million or $2.56 per share in 1995 and $48.5 million or $2.42 per share in 1994. Pretax earnings were $60.8 million in 1995 compared with $53.4 million in 1994, a 13.9% increase.
The 1995 pretax earnings were up 68.4 percent after adjusting 1994 pretax earnings to exclude $17.3 million in pre-tax non-operating income from a real estate transaction, a tax interest adjustment and a favorable insurance settlement.
     Revenues were $1,229.2 million in 1995 compared to $1,078.4 million in 1994, an increase of $150.8 million or 14 percent. In the U.S., which accounted for 75 percent of total outside revenues, sales grew 13.9 percent, driven primarily by the growth in the Johnson and Evinrude branded outboards. International sales increased 14.3 percent over 1994 with all of the international operating groups recording gains.
     Gross earnings improved 18 percent to $297.4 million from $252.0 million in 1994 or $45.4 million. Gross margin improved to 24.2 percent of net sales from 23.4 percent in 1994, and was the highest gross margin percentage experienced since 1988. Gross margins improved because manufacturing ran at higher capacity utilization than the previous year. Also the U.S. marine power group experienced higher horsepower sales and grew at a higher rate than our lower margin segments in the U.S.
     Selling, general and administrative expenditures increased to $230.2 million in 1995 from $206.0 million in 1994 or 11.7 percent due primarily to an increase in promotion expense to support the strong revenue growth and an investment in additional resources to strengthen the customer and dealer service organizations. As a percent to sales, selling, general and administrative costs declined to 18.7 percent of revenues from 19.1 percent in 1994.
     Earnings from operations increased 46.1 percent to $67.2 million in 1995 from $46.0 million in 1994 reflecting the additional margin from a 14 percent sales gain, manufacturing efficiency improvements and favorable product mix partially offset by increased selling, general and administrative expenditures. Savings from the restructuring charges taken in the third and fourth quarters of 1993 are fully reflected in earnings for 1995 except for the reorganization of the U.S. parts and accessories distribution process which is scheduled for implementation in 1996.
     Interest expense increased to $23.1 million in 1995 compared to $15.1 million in 1994. After adjusting for a favorable interest adjustment on past tax liabilities of $5.3 million, adjusted interest expense in 1994 was $20.4 million. The increase of $2.7 million over adjusted 1994 interest expense was due primarily to higher debt levels required to support increased working capital.
     Other non-operating income was $16.7 million in 1995 and $21.0 million in 1994. After adjusting for income from a real estate transaction of $10.5 million, adjusted other non-operating income in 1994 was $10.5 million. The increase of $6.2 million in 1995 is due primarily to $2.9 million in interest recognized on the company's investment in I.J. Holdings, Inc. and from improved joint venture earnings.
     Provision for income taxes was $9.4 million in 1995 and $4.9 million in 1994 and is explained in Note 14 to the Consolidated Financial Statements.

Results of Operations 1994
--------------------------
Earnings before tax were $53.4 million in 1994 and were benefitted from $17.3 million of non-operating income including $10.5 million from a transfer of land rights in Hong Kong, $5.3 million from a tax interest adjustment on past tax liabilities and a $1.5 million special refund for environmental expense. Excluding these benefits, earnings before tax were $36.1 million in 1994. A loss before tax of $159.9 million was incurred in 1993 prior to the cumulative effect of changes in accounting principles. This loss included charges of $144.8 million for restructuring and a $12.5 million benefit for a special refund for environmental expense. Excluding the restructuring and the special refund, the 1993 loss before provision for income taxes and cumulative effect of changes in accounting principles was $27.6 million. After adjustments for benefits and charges for both years, earnings before tax have improved to $36.1 million in 1994 from a loss of $27.6 million in 1993 or an improvement of $ 63.7 million.
     Sales were $1,078.4 million in 1994 compared to $1,034.6 million in 1993 which resulted in a $43.8 million or 4.2 percent increase in sales. Sales in the United States were $805.5 million in 1994 and $753.4 million in 1993 resulting in a $52.1 million or 6.9 percent improvement. U.S.
boat sales increases more than offset a small decline in U.S. marine power sales which was due primarily to the termination of the Tracker
Marine contract and to production issues that constrained sales of outboard engines. International sales were $272.9 million in 1994 and $281.2 million in 1993, a decline of $8.3 million or 3.0 percent. Canadian and European operations had sales declines primarily as a result of the company's decision announced in 1993 to terminate its lawn care products distribution business in Canada and to shift European sales of U.S. built boats to the U.S. recreational boat group rather than as a part of the European sales organization. Double digit sales gains were achieved in our Asian, Australian and Latin American operations. The company believes that its market share increased in these markets.
     Gross earnings improved $34 million to $252 million in 1994 compared to $218 million in 1993 resulting in a margin improvement of 2.3 percent. This was due to an improvement in core efficiency and profitability resulting from restructuring.
Selling, general and administrative expenses decreased $20.1 million to $206 million in 1994 from $226.1 million in 1993. The majority of the decrease can be attributed to planned cost reductions. Also the decrease was due to an $8.8 million reduction of bad debt provisions mostly from write-offs in European operations in 1993, primarily in France.
     Earnings from operations, excluding restructuring charges in 1993, improved $54.1 million to $46.0 million in 1994, from a loss of $8.1 million in 1993. Improved sales, improvements in core efficiencies, partial cost reductions from the 1993 restructuring actions and reduction of bad debt provisions were the primary reasons for this improvement. Interest expense declined $4.7 million because previously recorded interest expense of $5.3 million was reversed when the Internal Revenue Service completed its determination of the company's liability for interest on federal taxes for prior years.
     In June 1993, after analyzing the propriety of maintaining the stated value of certain recreational boat related intangibles, the company concluded the recreational boat market was not going to grow substantially and, in fact, had reached a new level much lower than the 1988 level. This conclusion was reached in the third quarter of 1993 and the company wrote off substantially all the intangible assets related to those recreational boats.
                               -75-

     Other income and expense improved $20.7 million to $21.0 million in income in 1994 from $.3 million in income in 1993. The improvement came from the transfer of land rights held by the company in Hong Kong for $10.5 million, net proceeds related to the company's joint venture, improvement on translation and favorable gains on disposal of assets. Provision for income taxes was $4.9 million in 1994 and $5.1 million in 1993 and is explained in Note 14 to the Consolidated Financial Statements. The net income for 1994 was $48.5 million or $2.42 per share (fully diluted
$2.22 per share). The net loss for 1993 including restructuring and the adoption of SFAS 106 and 109 was $282.5 million or $14.42 per share.

Financial Condition
-------------------
The company's ratio of current assets to current liabilities was 2.0 at September 30, 1995 as compared to 1.8 at September 30, 1994. Current assets were up $72.4 million. Cash and cash equivalents decreased $22.0 million due to increased working capital requirements. Receivables increased $50.4 million due primarily to higher sales in the fourth quarter of fiscal 1995 and to the recorded miscellaneous receivable in 1995 of $17.8 million based on the company's decision to redeem its investment in I.J. Holdings, Inc. Inventories increased $30.4 million due primarily to increased sales and higher than planned inventories. Deferred income tax benefits increased $13.4 million as explained in Note 14 to the Consolidated Financial Statements.
     Product tooling and plant and equipment increased $3.7 million and $7.2 million, respectively, due to the introduction of new outboard motor models. Expenditures for capital and tooling were $66.5 million in 1995, down $1.7 million from the 1994 level of $68.2 million. Expenditures include the investment required to bring low emission outboards on stream and is consistent with our previous projections of $100 million for the Low Emissions Advanced Propulsion ("LEAP") product introductions indicated over a year ago.
     Accrued liabilities increased $14.0 million due primarily to increased participation levels in dealer programs and increased warranty accruals partially offset by lower restructuring accrual balances. Other non-current liabilities increased $28.4 million due primarily to an increase in tax liabilities.
     The company has a revolving credit agreement with its banks that expires December 31, 1997. This agreement provides for borrowings of up to $200 million. The company's non-U.S. subsidiaries had additional noncommitted lines of credit of approximately $8.8 million as of September 30, 1995. The total available unused lines of credit were $187.6 million as of September 30, 1995.
     Long-term debt decreased to $177.4 million in 1995 from $178.2 million in 1994. Debt as a percent to total capitalization decreased to 41 percent in 1995 from 46 percent in 1994. Total shareholders' investment increased $46.8 million.

Liquidity and Capital Resources
-------------------------------
Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the second and third fiscal quarters and decline thereafter, as the company's products enter their peak selling seasons. Short-term borrowings averaged $55.3 million and $7.6 million in 1995 and 1994, respectively, with month-end peak borrowings of $100.0 million and $40.0 million in May 1995 and February 1994, respectively. Higher peak borrowings in fiscal 1995 were due to higher sales and higher than planned working capital needs.
     Cash provided by operations was $51.4 million in 1995 compared with $57.3 million in 1994 and $39.6 million in 1993. Expenditures for plant and equipment, and tooling were $66.5 million in 1995, $68.2 million in 1994 and $50.0 million in 1993.

     Based on the company's performance since the 1993 restructuring, current expectations of financial performance, the flexibility that comes with an improved balance sheet, a $200 million revolving credit agreement and other available sources of capital, the company believes that it has available sufficient internal and external financial resources to invest in low emission engines and to continue making long term investments for future growth at least through the next few years. Expenditures for new plant and equipment in 1996 are expected to be about the same as in 1995.

Trends and Forward-Looking Factors
----------------------------------
The company believes that the current marine industry growth cycle that began in 1994 will continue through 1996 although at a slower rate than in 1995. The company believes that U.S. retail unit sales grew at somewhat less than 10 percent in 1995. Additional unit growth of 5 to 7 percent is anticipated for 1996. However, to the extent that the marine industry growth is less than anticipated, continued financial improvement may be restricted.
     Cost reductions and savings due to the 1993 restructuring actions will not reach the originally estimated annualized levels of $65 million by fiscal year 1996 due primarily to offsetting increases in cost for the development of low emission product, increased investment in promotional activities to better participate in the marine growth cycle and an increase in spending to develop a world-class customer service organization. The only outstanding restructuring action not yet completed is the reorganization of the U.S. parts and accessories distribution operation.
The parts distribution reorganization is scheduled for completion in 1996 and was fully reserved for in 1993. Likewise, a boost in new product development and tooling spending is anticipated to accelerate the production of a new generation of products.
     Annualized savings from actions taken to date are approximately $41 million, partially offset by the increased spending in the other areas discussed above. Savings from restructuring are fully reflected in earnings for 1995 except for the reorganization of the U.S. parts and distribution process. The company believes the long-run benefits to shareholders have been better served by the combination of these actions (cost reduction initiatives and additional investment in growth and technology) and that the deferral of the reorganized parts distribution process will provide OMC customers and our shareholders with improved service levels and enhanced returns.
     The company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), beginning with its fiscal year ended September 30, 1993. Under SFAS No. 109, the tax benefit of a deferred tax asset can be recognized provided there will be future profitability to assure realization. The cumulative losses which the company incurred for its fiscal years ended September 30, 1990 through 1993, prevented the company from providing an assurance of future profitability. Accordingly, the company did not recognize a tax benefit for all of the deferred tax assets.
     Under SFAS No. 109, three years of consecutive profitability in a taxing jurisdiction would generally enable the company to realize the deferred tax assets that have not otherwise been recognized. In the U.S., the 1995 and 1994 fiscal years were profitable. When the company is better able to determine that this trend of profitability will likely continue into fiscal 1997, the majority of the remaining U.S. deferred tax assets for which no tax benefit has been recognized may be realized, through a reversal of the valuation allowance. The company anticipates that this will occur late in fiscal year 1996 or early in fiscal year 1997. This would significantly increase earnings at that time.

     A collective bargaining agreement at OMC-Calhoun (Georgia) is effective through September 30, 1998. The company and employees of the OMC-Waukegan (Illinois) facility signed a new four-year collective bargaining agreement effective through October 30, 1999. The OMC-Milwaukee (Wisconsin) contract expires March 31, 1998. While the company cannot fully predict the outcome of future labor negotiations, the company believes it can maintain competitive labor costs while providing employees with favorable wages and benefits.
     The U.S. Environmental Protection Agency has issued proposed regulations governing emissions from marine engines. As proposed, the rule would phase in over 9 years, beginning in model year 1998 and concluding in model year 2006. Marine engine manufacturers would be required to reduce hydrocarbon emissions from outboard motors and personal watercraft, on average, by 8.3 percent per year beginning with the 1998 model year. The final rule is expected some time in 1996.
     In 1994, the company announced Project LEAP, a $100 million project to convert its entire outboard product line to low emission products within the next decade. The company believes these technologies, in some combination, will provide reduced emissions, better fuel economy and improved performance, and will meet the proposed regulation on or before the required dates for compliance.
     These technologies will add cost to the product. However, this situation is not seen as a major deterrent to sales since value will be added to the product at the same time and the entire industry is faced with developing solutions to the same regulatory requirements. The company does not believe that this situation will have a material negative impact on future results of operations or the financial condition of the company.
     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and certain other laws, the company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency ("USEPA") and other agencies. The company has been notified that it is a potentially responsible party ("PRP") for study and clean-up costs at a number of sites. In some cases there are several named PRPs and in others there are hundreds. The company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site and/or the amount of time the site was owned or operated. However, under Superfund and certain other laws, as a PRP the company can be held jointly and severally liable for all environmental costs associated with the site. Although unable to determine its liability for clean-up and remediation costs in connection with all of these sites, management believes that appropriate accruals have been recorded. While the results of the proceedings discussed above cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of such proceedings, in the aggregate, after giving consideration to the amounts accrued, should not have a material impact on the company's Financial Position or the Consolidated Earnings. For further information see Note 17 to the Consolidated Financial Statements.
     The company is currently in the process of filling the positions of chief financial officer (CFO), the newly created position of senior vice president of operations and president of the recreational boat group. The company expects to fill these positions in fiscal year 1996.

Eleven-Year Summary of Selected Financial Data

Years ended September 30                                 1995        1994        1993        1992        1991        1990
Operations ($ in millions)
--------------------------
        Net Sales                                    $1,229.2    $1,078.4    $1,034.6    $1,064.6      $983.6    $1,145.6
        Gross Earnings                                  297.4       252.0       218.0       247.6       191.9       176.4
        Selling, General and Administrative             230.2       206.0       226.1       216.6       224.1       251.1
        Research and Development Expense                 41.6        36.5        36.0        36.1        40.8        43.3
        Earnings (Loss) from Operations                  67.2        46.0      (152.9)       31.0       (73.5)     (101.4)
        Interest Expense                                 23.1        15.1        19.8        19.0        31.1        29.8
        Earnings (Loss) from Continuing
                Operations before Provision
                (Credit) for Income Tax                  60.8        53.4      (159.9)       12.5      (105.9)     (123.0)
        Net Earnings (Loss)
                Continuing Operations                    51.4        48.5      (165.0)        1.9       (85.9)      (77.3)
                Discontinued Operations                    --          --          --          --          --          --
                Extraordinary Income and
                        Accounting Change                  --          --      (117.5)         --         1.6         1.8
                                                     ---------------------------------------------------------------------
        Total Net Earnings (Loss)                    $   51.4    $   48.5    $ (282.5)   $    1.9      $(84.3)   $  (75.5)
                                                     =====================================================================
Financial Position ($ in millions)
----------------------------------
        Cash and Cash Equivalents                    $   58.3    $   80.3    $  104.4    $  142.6      $ 79.6    $   15.3
        Receivables, net                                200.9       150.5       136.3       157.9       163.4       219.2
        Inventories                                     194.1       163.7       154.1       181.5       181.1       239.6
        Current Liabilities                             248.8       233.6       251.4       231.8       252.1       287.9
        Working Capital                                 253.4       196.2       173.9       323.4       248.4       301.0
        Plant and Equipment, net                        224.3       217.1       210.3       242.8       258.7       290.5
        Total Assets                                    907.0       817.1       791.8       997.1       957.0     1,104.7
        Long-Term Debt                                  177.4       178.2       183.0       198.1       133.1       157.5
        Total Shareholders' Investment                  255.8       209.0       160.9       454.5       463.3       558.3

Per Common Share (Dollars)
--------------------------
        Average Number of Common Shares
                Outstanding and Common Stock
                Equivalents, if applicable (Millions)    20.1        20.0        19.6        19.8        19.4        19.4
        Net Earnings (Loss)
                Primary                              $   2.56    $   2.42    $ (14.42)   $    .10      $(4.34)   $  (3.89)
                Fully Diluted                            2.33        2.22      (14.42)        .10       (4.34)      (3.89)
        Primary Net Earnings (Loss) From
                Continuing Operations                    2.56        2.42       (8.42)        .10       (4.42)      (3.98)
        Dividends Paid                                    .40         .40         .40         .40         .50         .80
        Market Price - High                             24.88       25.88       25.25       26.63       19.38       31.75
        Market Price - Low                              17.50       17.38       15.13       14.00        9.00       10.87
        Shareholders' Investment, year-end              12.78       10.49        8.14       23.32       23.85       28.73

Other Statistics
----------------
        Operating Earnings as a Percent of Net Sales      5.5%        4.3%      (14.8)%       2.9%       (7.5)%      (8.9)%
        Return on Average Shareholders' Investment       22.8%       27.8%      (59.8)%        .4%      (16.6)%     (12.4)%
        Return on Average Total Capitalization           11.3%       13.0%      (29.2)%        .3%      (11.9)%      (9.1)%
        Current Ratio                                     2.0         1.8         1.7         2.4         2.0         2.0
        Debt/Total Capitalization                        41.0%       46.1%       54.6%       31.4%       29.2%       27.0%
        Capital & Tooling Expenditures
                ($ in millions)                      $   66.5    $   68.2    $   50.0    $   40.6      $ 36.1    $   61.1




Eleven-Year Summary of Selected Financial Data

Years ended September 30                                 1989        1988        1987        1986        1985
Operations ($ in millions)
--------------------------
        Net Sales                                    $1,464.2    $1,360.0    $1,095.4      $803.9      $713.4
        Gross Earnings                                  320.2       341.5       248.2       149.0       147.9
        Selling, General and Administrative             241.9       214.2       160.9       129.2       105.7
        Research and Development Expense                 41.9        37.6        35.1        36.8        36.0
        Earnings (Loss) from Operations                  70.2       127.3        87.3        19.8        42.2
        Interest Expense                                 36.1        24.6        21.8        12.6        11.9
        Earnings (Loss) from Continuing
                Operations before Provision
                (Credit) for Income Tax                  38.5       106.4        77.8        (2.6)       38.8
        Net Earnings (Loss)
                Continuing Operations                    21.0        61.5        38.4         3.4        21.8
                Discontinued Operations                  49.3        10.3         8.4         7.6         7.6
                Extraordinary Income and
                        Accounting Change                  --         5.8        15.0         3.3          --
                                                     --------------------------------------------------------
        Total Net Earnings (Loss)                    $   70.3    $   77.6    $   61.8      $ 14.3      $ 29.4
                                                     ========================================================
Financial Position ($ in millions)
----------------------------------
        Cash and Cash Equivalents                    $   19.8    $   23.1    $   48.6      $  9.7      $ 47.8
        Receivables, net                                297.0       364.9       318.2       286.5       213.8
        Inventories                                     297.4       278.3       186.2       187.7       178.1
        Current Liabilities                             281.5       304.1       241.0       212.4       172.3
        Working Capital                                 471.4       395.3       335.3       302.7       310.8
        Plant and Equipment, net                        283.7       277.3       240.7       204.5       190.5
        Total Assets                                  1,254.4     1,141.1       966.4       775.0       720.7
        Long-Term Debt                                  233.1       178.2       131.9        85.8        86.3
        Total Shareholders' Investment                  642.7       579.5       517.6       392.5       385.2

Per Common Share (Dollars)
--------------------------
        Average Number of Common Shares
                Outstanding and Common Stock
                Equivalents, if applicable (Millions)    19.3        19.2        18.3        17.0        16.9
        Net Earnings (Loss)
                Primary                              $   3.64    $   4.04    $   3.38      $  .85      $ 1.74
                Fully Diluted                            3.64        4.04        3.38         .85        1.74
        Primary Net Earnings (Loss) From
                Continuing Operations                    1.09        3.20        2.10         .39        1.29
        Dividends Paid                                    .80         .70         .64         .64         .64
        Market Price - High                             46.00       37.12       38.00       38.50       31.50
        Market Price - Low                              28.00       16.25       23.87       21.37       19.62
        Shareholders' Investment, year-end              33.08       30.09       26.67       23.06       22.77

Other Statistics
----------------
        Operating Earnings as a Percent of Net Sales      4.8%        9.4%        8.0%        2.5%        5.9%
        Return on Average Shareholders' Investment       12.0%       14.2%       13.9%        3.8%        8.0%
        Return on Average Total Capitalization            8.3%        10.7%      10.6%        2.9%        6.2%
        Current Ratio                                     2.7          2.3        2.4         2.4         2.8
        Debt/Total Capitalization                        28.3%        28.1%      20.5%       24.6%       20.1%
        Capital & Tooling Expenditures
                ($ in millions)                      $  110.3    $    88.8   $   57.9      $ 56.5      $ 64.1

                               -80-

Statements of Consolidated Earnings
-----------------------------------

Years ended September 30     (Dollars in millions except amounts per share)
                                      1995         1994         1993
                                   ---------    ---------    ---------
Net Sales                          $1,229.2     $1,078.4     $1,034.6
Cost of Goods Sold                    931.8        826.4        816.6
                                   ---------    ---------    ---------
   Gross earnings                     297.4        252.0        218.0
Selling, General and Administrative
   Expense                            230.2        206.0        226.1
Restructuring Charges                    --           --        144.8
                                   ---------    ---------    ---------
   Earnings (Loss) from operations     67.2         46.0       (152.9)
                                   ---------    ---------    ---------
Non-Operating Expense (Income)
   Interest expense                    23.1         15.1         19.8
   Special refund for
      environmental contingency          --         (1.5)       (12.5)
   Other, net                         (16.7)       (21.0)         (.3)
                                   ---------    ---------    ---------
                                        6.4         (7.4)         7.0
                                   ---------    ---------    ---------

Earnings (Loss) before provision
   for income taxes, and
   cumulative effect of changes in
   accounting principles               60.8         53.4       (159.9)
Provision for Income Taxes              9.4          4.9          5.1
                                   ---------    ---------    ---------
Net earnings (loss) before
   cumulative effect of changes
   in accounting principles            51.4         48.5       (165.0)
Cumulative effect on prior years of
   changes in accounting principles
      Income taxes                       --           --        (10.0)
      Postretirement benefits other
        than pensions                    --           --       (107.5)
                                   ---------    ---------    ---------
     Net earnings (loss)
          for the year             $   51.4     $   48.5     $ (282.5)
                                   =========    =========    =========
Net Earnings (Loss) Per Share of
 Common Stock
   Primary
     Before accounting changes     $   2.56     $   2.42     $  (8.42)
     Cumulative effect of changes
       in accounting principles          --           --        (6.00)
                                   ---------    ---------    ---------
         Primary                   $   2.56     $   2.42     $ (14.42)
                                   =========    =========    =========
         Fully diluted             $   2.33     $   2.22     $ (14.42)
                                   =========    =========    =========

The accompanying notes are an integral part of these statements.

Statements of Consolidated Financial Position
---------------------------------------------

Years ended September 30                     (Dollars in millions)
                                                1995       1994
Assets                                        --------   --------
   Current Assets
   Cash and cash equivalents                  $  58.3    $  80.3
   Receivables (less reserve for doubtful
     receivables of $14.9 million in 1995 and
     $13.9 million in 1994)                     200.9      150.5
   Inventories                                  194.1      163.7
   Deferred income tax benefits                  23.8       10.4
   Other current assets                          25.1       24.9
                                              --------   --------
         Total current assets                   502.2      429.8
Product Tooling, net                             52.0       48.3
Plant and Equipment, net                        224.3      217.1
Intangibles                                      40.6       32.1
Other Assets                                     87.9       89.8
                                              --------   --------
         Total assets                         $ 907.0    $ 817.1
                                              ========   ========
Liabilities and Shareholders' Investment
Current Liabilities
   Accounts payable                           $  99.6    $ 102.9
   Accrued liabilities                          142.8      128.8
   Accrued income taxes                           6.2        1.7
   Current maturities and sinking fund
     requirements of long-term debt                .2         .2
                                              --------   --------
      Total current liabilities                 248.8      233.6
Long-Term Debt                                  177.4      178.2
Postretirement Benefits Other than Pensions     102.6      102.3
Other Non-Current Liabilities                   122.4       94.0
                                              --------   --------
Shareholders' Investment
   Common stock-- 90 million shares authorized
      at 15 cents par value each and 20 million
      shares outstanding in 1995 and 1994         3.0        3.0
   Capital in excess of par value of common
      stock                                     112.2      110.7
   Accumulated earnings employed in the
      business                                  149.7      106.3
   Cumulative translation adjustments           ( 5.5)      (6.6)
   Treasury stock at cost, .2 million shares     (3.6)      (4.4)
                                              --------   --------
       Total shareholders' investment           255.8      209.0
                                              --------   --------
         Total liabilities and shareholders'
             investment                       $ 907.0    $ 817.1
                                              ========   ========

The accompanying notes are an integral part of these statements.

Statements of Consolidated Cash Flows
-------------------------------------
Years ended September 30                            (Dollars in millions)
                                                  1995       1994        1993
                                               --------    --------    --------
Cash Flows from Operating Activities
------------------------------------
Net earnings (loss)                             $ 51.4     $  48.5     $(282.5)
Adjustments to reconcile net earnings (loss)
   to net cash provided by operations
   Cumulative effect of changes in
      accounting principles                         --          --       117.5
   Non-current asset write downs                    --          --        78.2
   Depreciation and amortization                  47.6        44.0        55.6
   Changes in current accounts excluding
      the effects of acquisitions and
      noncash transactions
      Decrease (increase) in receivables         (32.4)      (10.4)       10.8
      Decrease (increase) in inventories         (29.5)       (8.5)       18.6
      Decrease (increase) in other current
         assets                                  (13.2)      (12.2)       30.2
      Increase (decrease) in accounts payable,
         accrued liabilities and income taxes     14.1        (3.7)       36.0
      Increase (decrease) in deferred items       13.7          .2       (25.8)
      Other, net                                   (.3)        (.6)        1.0
                                               --------    --------    --------
         Net cash provided by
          operating activities                    51.4        57.3        39.6
                                               --------    --------    --------
Cash Flows from Investing Activities
------------------------------------
Investments                                       (9.9)        --        (14.9)
Expenditures for plant and equipment,
  and tooling                                    (66.5)      (68.2)      (50.0)
Proceeds from sale of plant and equipment         11.8         6.8         3.8
Other, net                                        (1.2)       (1.6)        9.2
                                               --------    --------    --------
    Net cash used for investing
       activities                                (65.8)      (63.0)      (51.9)
                                               --------    --------    --------
Cash Flows from Financing Activities
------------------------------------
Payments of long-term debt, including
  current maturities                              (1.1)      (15.1)      (15.3)
Cash dividends paid                               (8.0)       (7.9)       (7.9)
Other, net                                         1.0         3.3        (1.5)
                                               --------    --------    --------
    Net cash used for
       financing activities                       (8.1)     (19.7)      (24.7)
                                               --------    --------    --------
Exchange Rate Effect on Cash                        .5        1.3        (1.2)
                                               --------    --------    --------
Net Decrease in Cash and
  Cash Equivalents                               (22.0)      (24.1)      (38.2)
Cash and Cash Equivalents at Beginning of Year    80.3       104.4       142.6
                                               --------    --------    --------
Cash and Cash Equivalents at End of Year       $  58.3     $  80.3     $ 104.4
                                               ========    ========    ========
Supplemental Cash Flow Disclosures
----------------------------------
   Interest paid                               $  19.7     $   17.1    $  21.3
   Income taxes paid                           $   3.4     $    7.4    $   9.1
                                               ========    ========    ========

The accompanying notes are an integral part of these statements.

Statements of Changes in Consolidated Shareholders' Investment
--------------------------------------------------------------

Years ended September 30                               (In millions)

                                                  Capital                 Cumula-
                                                 in Excess   Accumulated   tive
                                Issued             of Par     Earnings    Trans-
                              Common Stock        Value of   Employed     lation
                            -----------------      Common      in the     Adjust-    Treasury
                            Shares     Amount      Stock     Business     ments       Stock
                            ------     ------    --------    --------    --------    -------
Balance--September 30, 1992   19.7*     $ 3.0     $ 105.9    $ 356.1      $ (6.1)     $(4.4)
Net loss                        --         --          --     (282.5)         --         --
Dividends--$.40 per share       --         --          --       (7.9)         --         --
Shares issued under stock
  plans                         .3         --         1.5         --          --         --
Translation adjustments         --         --          --         --        (4.7)        --
                             -----      -----     -------    --------     -------     ------
Balance--September 30, 1993   20.0*     $ 3.0     $ 107.4    $  65.7      $(10.8)     $(4.4)
Net earnings                    --         --          --       48.5          --         --
Dividends--$.40 per share       --         --          --       (7.9)         --         --
Shares issued under stock
  plans                         .2         --         3.3         --          --         --
Translation adjustments         --         --          --         --         4.2         --
                             -----      -----    --------    --------     -------     ------
Balance--September 30, 1994   20.2*     $ 3.0     $ 110.7    $ 106.3      $ (6.6)     $(4.4)
Net earnings                    --         --          --       51.4          --         --
Dividends--$.40 per share       --         --          --       (8.0)         --         --
Shares issued under stock
  plans                         .          .          1.5         --          --         .8
Translation adjustments         --         --          --         --         1.1         --
                             -----      -----     -------    --------     -------     ------
Balance--September 30, 1995   20.2*     $ 3.0     $ 112.2    $ 149.7      $ (5.5)     $(3.6)
                            ======      =====    ========    ========     =======     ======

* Includes .2 million shares of treasury stock.

The accompanying notes are an integral part of these statements.

                               -84-

Notes to Consolidated Financial Statements

Note 1 Significant Accounting Policies
--------------------------------------
     Principles of Consolidation: The accounts of all significant subsidiaries were included in the Consolidated Financial Statements. Intercompany accounts, transactions and earnings have been eliminated in consolidation. At September 30, 1995 , all subsidiaries were wholly owned except those referred to in Note 2 to the Consolidated Financial Statements.
     Cash and Cash Equivalents: For purposes of the Statements of Consolidated Cash Flows, marketable securities purchased with an original maturity of three months or less are considered cash equivalents.
     The company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $26.4 million that had not yet been paid by the banks on both September 30, 1995 and 1994 were reflected in trade accounts payable in the Statements of Consolidated Financial Position.
     Inventories: The company's domestic inventory is carried at the lower of cost or market using principally the last-in, first-out
(LIFO) cost method. All other inventory (26% in 1995 and 28% in 1994) is carried at the lower of first-in, first-out (FIFO) cost or market.
     During 1993, the liquidation of LIFO inventory quantities acquired in prior years at costs lower than 1993 purchases, increased earnings before tax by $5.7 million. There were no material liquidations of LIFO inventory quantities in 1995 or 1994.
     Product Tooling: Product tooling costs are amortized over a period not exceeding five years, beginning the first year the related product is sold. Amortization of product tooling was $16.6 million, $13.6 million and $17.8 million for 1995, 1994 and 1993, respectively.
     Plant and Equipment and Depreciation: Plant and equipment are recorded at cost and depreciated substantially on a straight-line basis over their estimated useful lives as follows: buildings, 10 to 40 years; machinery and equipment, 4 to 12 1/2 years. Depreciation is not provided on construction in progress until the related assets are placed into service.
     Depreciation of plant and equipment was $28.8 million, $28.4 million and $31.1 million for the years ended September 30, 1995, 1994 and 1993, respectively.
     When plant and equipment is retired or sold, its costs and related accumulated depreciation are written off and the resulting gain or loss is included in net earnings.
     Maintenance and repair costs are charged directly to earnings as incurred and were $31.5 million, $28.0 million and $27.0 million for 1995, 1994 and 1993, respectively. Major rebuilding costs that substantially extend the useful life of an asset are capitalized and depreciated.
     The company continually reviews plant and equipment to determine that the carrying values have not been impaired.
     Intangibles: The Statements of Consolidated Financial Position included net amounts for intangibles, including goodwill, of $40.6 million on September 30, 1995, as compared with net intangibles of $32.1 million on September 30, 1994. Intangibles are amortized over 15 to 40 years. The company continually reviews its intangible assets and analyzes the propriety of maintaining the stated values.
     Amortization of intangibles was $1.2 million, $1.3 million and $5.6 million for 1995, 1994 and 1993, respectively. A write-off of intangibles of $75.8 million was included in restructuring charges in 1993.

     Revenue Recognition: Upon shipment of products to unaffiliated customers, the company recognizes sales and related expenses including warranty expense.
     Advertising Costs: Advertising costs are charged to expense as incurred and were $34.4 million, $29.3 million and $28.3 million for 1995, 1994 and 1993, respectively.
     Warranty: The company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at time of sale based upon actual claims history. Actual warranty costs incurred are charged against the accrual when paid.
     Research and Development Costs: Research and development costs are charged to expense as incurred and were $41.6 million, $36.5 million and $36.0 million for 1995, 1994 and 1993, respectively.
     Translation of Non-U.S. Subsidiary Financial Statements: The financial statements of non-U.S. subsidiaries are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end exchange rates; sales and expenses at average exchange rates; shareholders' investment at historical exchange rates. Gains and losses from translating non-U.S. subsidiaries' financial statements are recorded directly in shareholders' investment. The Statements of Consolidated Earnings for 1995, 1994 and 1993 include foreign exchange losses (gains) of $(.6) million, $2.6 million and $3.6 million, respectively, which resulted primarily from commercial transactions and forward exchange contracts.
     Earnings Per Share of Common Stock: Primary earnings (loss) per share of common stock are computed based on the weighted average number of shares of common stock and common stock equivalents (stock options, if applicable) outstanding of 20.1 million, 20.0 million and 19.6 million for the years ended September 30, 1995, 1994 and 1993, respectively. The computation of fully diluted earnings (loss) per share of common stock assumed conversion of the 7% convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For 1995 and 1994, fully diluted earnings per share computation, shares were computed to be 23.5 million and 23.4 million, respectively. For 1993, the computation of fully diluted earnings
(loss) per share was antidilutive; therefore, the amounts reported for primary and fully diluted earnings (loss) per share were the same.


Note 2 Joint Venture and Investments
------------------------------------
     In July 1993, the company and AB Volvo Penta and Volvo Penta of the Americas, Inc. formed a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems.
     The joint venture is 60% owned by Volvo Penta of the Americas, Inc. (Volvo Penta) and 40% owned by the company. The jointly produced marine power systems are marketed by Volvo Penta to independent boat builders worldwide and are used in boats manufactured by subsidiaries of the company. The units carry the Volvo Penta brand name.
     The equity method of accounting is used for the joint venture. At September 30, 1995 and 1994, the company's investment including current net accounts receivable was $18.8 million for both years. The joint venture is a manufacturing and after market joint venture. The company recognizes gross profit relating to certain parts sales and expenses for product development that are part of the joint venture. The company's share of the joint venture's earnings were $4.9 million, $4.1 million and $.4 million in 1995, 1994 and 1993, respectively, which were included in other expense (income) in the Statements of Consolidated Earnings.

     In May 1993, the company purchased, for $14.9 million, approximately a 6% equity interest in IJ Holdings, Inc., the ultimate parent company of boat manufacturer Genmar Industries, Inc. and affiliated companies. In 1994, through a series of related transactions, the company's interest in IJ Holdings, Inc., became an approximate 4% interest in Genmar Holdings, Inc. The company issued its notice of redemption in August 1995 and proceeds were received on October 6, 1995. The company recorded interest income of $2.9 million in September 1995.
     In July 1995, the company and FICHT GmbH of Kirchseeon, Germany announced the formation of a strategic alliance for the development and worldwide manufacturing and marketing of high pressure fuel injection systems and other technologies. Under the terms of the strategic alliance, the company acquired a 51% interest in FICHT GmbH. The Ficht family retained a 49% interest and will continue to operate the business. This investment did not have a material effect on the Statements of Consolidated Earnings for 1995.


Note 3 Restructuring Charges
----------------------------
     During fiscal year 1993, the company recorded $144.8 million in restructuring charges designed to reduce costs, improve long-term profits and record assets at net realizable value. The restructuring included $69.0 million for closings and transfers of manufacturing and distribution operations including severance costs resulting from staff reduction programs. The restructuring also included a write-off of the remaining goodwill and intangibles of $75.8 million primarily related to the recreational boat group. The recreational boat group segment had not realized the improvements that the other boat segments had experienced. Therefore, in fiscal year 1993, these companies were restructured including the consolidation of manufacturing and engineering operations, a plant closing, the elimination of selected product lines and the reorganization of marketing functions. This write-off of intangibles recognized the fundamental change in the operating profit margins and growth characteristics of this segment of the company's business at the time of the write-off as compared with at the time of purchase.
     Accrued liabilities included restructuring charges of $11.4 million and $20.0 million at September 30, 1995 and 1994, respectively. The remaining accrual at September 30, 1995 represents amounts primarily for severance payments and for the reorganization of the U.S. parts and accessories distribution operation.


Note 4 Inventories
------------------
The various components of inventory were as follows:

                                    (Dollars in millions)
    September 30                        1995       1994
    -----------------------------     -------    -------
    Finished product                  $ 78.1     $ 65.8
    Raw material, work in process
         and service parts             156.4      131.5
                                      -------    -------
      Inventory at current cost
         which is less than market     234.5      197.3
    Excess of current cost over
         LIFO cost                      40.4       33.6
                                      -------    -------
             Net inventory            $194.1     $163.7
                                      =======    =======

Note 5 Plant and Equipment
--------------------------
Plant and equipment components were as follows:

                               (Dollars in millions)
    September 30                   1995     1994
    ------------------------     -------   -------
    Land and improvements        $ 21.4    $ 21.7
    Buildings                     144.0     144.2
    Machinery and equipment       367.9     341.9
    Construction in progress       25.6      27.8
                                 -------   -------
                                  558.9     535.6
    Accumulated depreciation      334.6     318.5
                                 -------   -------
    Plant and equipment, net     $224.3    $217.1
                                 =======   =======

Note 6 Accrued Liabilities
--------------------------
Accrued liabilities were as follows:
                                        (Dollars in millions)
    September 30                            1995       1994
    ---------------------------------      -------    -------
    Compensation and pension programs     $ 23.0     $ 22.6
    Postretirement medical (current)         7.2        8.2
    Warranty                                25.4       20.8
    Marketing program                       35.9       19.0
    Restructuring                           11.4       20.0
    Other                                   39.9       38.2
                                          -------    -------
    Accrued liabilities                   $142.8     $128.8
                                          =======    =======

Note 7 Short-Term Borrowings
----------------------------
A summary of short-term borrowing activity follows:

                                        (Dollars in millions)
                                       1995       1994      1993
                                      -------    ------    ------
    Outstanding at September 30-
    Bank borrowing                    $   --     $  --     $  --
    Average interest rate                 --        --        --

    Average for the year-
    Borrowing                         $ 55.3     $ 7.6     $10.0
    Interest rate                        7.2%      6.4%      7.1%
    Maximum month end borrowing       $100.0     $40.0     $37.7
                                       ======    ======    ======

     The company has a revolving credit agreement which provides for loans of up to $200 million. The agreement expires not later than December 31, 1997. As set forth in Note 8 to the Consolidated Financial Statements, the company is required to meet certain financial covenants throughout the year. A facility fee is payable under the revolving credit agreement.
     The company's non-U.S. subsidiaries had additional noncommitted lines of credit of approximately $8.8 million on September 30, 1995.
As of September 30, 1995, the company and non-U.S. subsidiaries together had unused lines of credit of $187.6 million (net of outstanding letters of credit of $21.2 million).

Note 8 Long-Term Debt
---------------------
Long-term debt on September 30, 1995 and 1994, net of current maturities and sinking fund requirements included in current liabilities, consisted of the following:

                                                       (Dollars in millions)
                                                           1995      1994
                                                          ------    ------
    7% convertible subordinated debentures due 2002       $ 74.8    $ 74.8
    9-1/8% sinking fund debentures due through 2017         64.8      65.7
    Medium-term notes due 1998 through 2001 with rates
                ranging from 8.16% to 8.625%                24.5      24.1
    Industrial revenue bonds with rates ranging from
                6.0% to 12.037% and other debt              13.3      13.6
                                                          ------    ------
                                                          $177.4    $178.2
                                                          ======    ======

     On September 30, 1995, the company held $34.8 million of its 9 1/8% sinking fund debentures, which will be used to meet sinking fund requirements of $5.0 million per year in the years 1998 through 2004. Amounts are recorded as a reduction of outstanding debt.
     The agreements covering both long and short-term significant debt instruments contain, among other things, a dividend and other restricted payments test, interest coverage ratios, capitalization ratios and limits the redemption or retirement of shares of common stock. At September 30, 1995, the company was in compliance with these financial covenants.
     Maturities and sinking fund requirements of long-term debt for each of the next five years are as follows:

            (Dollars in millions)
            ---------------------
    1996            $  .2
                    -----
    1997            $  .2
                    -----
    1998            $ 5.2
                    -----
    1999            $11.2
                    -----
    2000            $ 7.0
                    -----


Note 9 Financial Instruments
----------------------------
     The company enters into various financial instruments in the normal course of business to help manage certain assets and liabilities. The agreements are with major financial institutions which are expected to fully perform under the terms of the instruments, thereby mitigating the credit risk from the transactions.
     The carrying value of cash and cash equivalents, receivables, the current maturities of long-term debt and accounts payable approximate their fair value because of the short maturity of these instruments.
     The fair value of the long-term debt was $180.9 million and $181.1 million at September 30, 1995 and 1994, respectively, versus carrying amounts of $177.4 million and $178.2 million at September 30, 1995 and 1994, respectively. The fair value of long-term debt was based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.

     The company has entered into several interest rate swap agreements as a means of managing its proportion of fixed to variable interest rate exposure and to lower the overall cost of borrowings. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates.
     At September 30, 1995 and 1994, the company had outstanding fixed to floating interest rate swap agreements having a total notional principal amount of $100 million expiring November 25, 1996. These agreements effectively convert a fixed interest rate (company receives) for a floating rate (company pays) based on the London Interbank
Offered Rate (LIBOR), which is reset every six months in arrears.
     The fair value of the interest rate swap agreements at September 30, 1995 and 1994 was an estimated termination liability of $1.8 and $5.0 million, respectively. This potential expense at each fiscal year end had not yet been reflected in net earnings as it represents the hedging of long-term activities to be amortized in future reporting periods. The fair value is the estimated amount the company would have paid to terminate the swap agreements.
     In 1994, in order to limit fluctuations in future foreign currency denominated receipts, the company entered into a number of currency hedging transactions. As of September 30, 1994, the company had entered into foreign currency forward exchange contracts to receive $12.5 million in U.S. dollars in exchange for 17.0 million Canadian dollars. Contracts matured on dates through March 31, 1995. A $.2 million loss was recorded based on quoted market prices for foreign exchange contracts at September 30, 1994. No similar instruments were outstanding at September 30, 1995.
     The company purchases currency options to hedge particular anticipated but not yet committed sales expected to be denominated in such currencies. The company amortizes the cost of the options over the term of the instruments. At September 30, 1995, the company had Belgium franc put options for $34 million with a market value of $1.0 million and a French franc put option for $10 million with a market value of $.2 million, both of which settle October 2, 1996. This potential income had not yet been reflected in net earnings at September 30, 1995 as it represents hedging of fiscal 1996 activities. The fair values were obtained from major financial institutions based upon the market values as of September 30, 1995.
     The company uses commodity options to hedge anticipated purchases of aluminum. Under commodity options, the company pays a premium which results in a cash payment to the company in the amount by which the commodity price exceeds the strike price of the option at maturity, unless the company sells the option prior to its expiration. The company amortizes the cost of the options over the term of the instruments. At September 30, 1995 the company had options covering approximately 50% of annual forecasted aluminum purchases. The fair market value of these options was $2.8 million at September 30, 1995. The fair market value was obtained from a major financial institution based upon the market value of those options at September 30, 1995.


Note 10 Preferred Stock and Stockholder Rights Plan
---------------------------------------------------
     The company has 3,000,000 shares of $10 par value preferred stock authorized. None has been issued. The board of directors has the authority to establish certain rights, preferences and limitations of the preferred stock prior to its issuance.
     On June 12, 1986, the company adopted a stockholder rights plan. All shareholders of record today have one right per share of the company's common stock held. The rights will expire on June 23, 1996 unless extended.

     Each right will entitle its holder to buy 1/100 of a newly-issued share of company's preferred stock at an exercise price of $95. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the company's common stock or commences a tender or exchange offer that would, if successful, result in such person or group owning beneficially 15% or more of the company's common stock.
     If a 15%-or-more shareholder ("15% holder") engages in certain transactions in which the company survives, each right not owned by the 15% holder or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the company's common stock having a value of twice the right's then current exercise price. In addition, if after any person has become a 15% holder, the company is involved in certain transactions with another person, after which the company ceases to exist, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's then current exercise price.
     The company will generally be entitled to redeem the rights at $.05 per right at any time until 20 days (subject to extension) following a public announcement that a 15% position has been acquired.
     Under the stockholder rights plan, there have been reserved for issuance 900,000 shares of the company's preferred stock.


Note 11 Common Stock
--------------------
     Under the provisions of the OMC Executive Equity Incentive Plan which was adopted in 1989, 1,200,000 shares of common stock were reserved for non-incentive and incentive stock options and stock appreciation rights granted or to be granted to executive employees at not less than 85% of the fair market value at the date of grant. Non-incentive stock options and stock appreciation rights are exercisable not later than fifteen years after the date of grant. The plan also reserved 250,000 shares of common stock for issuance as restricted stock. On November 7, 1990, under the provisions of the company's 1982 and 1987 Stock Option and Performance Unit Plans and the OMC Executive Equity Incentive Plan, the stock option committee of the board of directors determined to cancel, with respect to each optionee then employed by the company and subject to obtaining such optionees' consent, all currently outstanding stock options held by such optionees and grant new options at an exercise price of $10. There were 1,150,146 outstanding stock options held by then current employees. Under agreements executed by such optionees, 1,098,611 options were cancelled, and 325,100 options were issued to begin vesting on May 7, 1992 and 471,200 options were issued to begin vesting on November 7, 1991. All new options have a ten-year-and-one-day term which began on November 7, 1990.
     Under the provisions of the OMC Executive Equity Incentive Plan, 126,100 shares of restricted stock were granted on September 8, 1993. The market value of these shares of $2.3 million is recorded as part of capital in excess of par value of common stock and amortized over the five-year period during which the transfer of stock is restricted except for forfeited shares.
     Under the provisions of the OMC Executive Equity Incentive Plan, the board of directors extended from two years to five years the period in which stock options can be exercisable after an optionees' retirement. This change resulted in $.2 million, $.2 million and $1.7 million of expense in 1995, 1994 and 1993, respectively.
     In 1992, the company issued $74.75 million principal amount of 7% subordinated convertible debentures. The debentures are convertible into 3,359,550 shares of common stock which have been reserved.

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

A summary of option data for all plans follows:
                                            Number of       Option Exercise
                                          Option Shares     Price Per Share
                                          -------------     -----------------
    Options outstanding and unexercised
               at September 30, 1992         863,603        $ 10.00- $ 31.25

    Options activity for the fiscal
               year ended September 30, 1993

           Options granted                   273,100        $ 19.375
           Options exercised                (153,860)       $ 10.00- $ 21.375
           Options cancelled                 (58,543)       $ 10.00- $ 31.25
                                          -----------       -----------------
    Options outstanding and unexercised
               at September 30, 1993         924,300        $ 10.00- $ 23.00

    Options activity for the fiscal
               year ended September 30, 1994

           Options granted                   457,000        $ 18.50- $ 24.625
           Options exercised                (181,855)       $ 10.00- $ 21.375
           Options cancelled                 (87,225)       $ 10.00- $ 21.375
                                          -----------       -----------------
    Options outstanding and unexercised
               at September 30, 1994       1,112,220        $ 10.00- $ 24.625

    Options activity for the fiscal
               year ended September 30, 1995

           Options granted                   153,200        $ 20.875- $ 29.225
           Options exercised                 (41,715)       $ 10.00- $ 21.375
           Options cancelled                 (40,460)       $ 18.50- $ 24.625
                                          -----------       ------------------
    Options outstanding and unexercised
               at September 30, 1995       1,183,245        $ 10.00- $ 29.225
                                          ===========       =================

Note 12 Retirement Benefit and Incentive Compensation Programs
--------------------------------------------------------------
     The company and its subsidiaries have retirement benefit plans covering a majority of its employees. Worldwide pension calculations resulted in income of $.5 million, $.3 million and $1.4 million in 1995, 1994 and 1993, respectively.
     The following schedule of pension income (expense) presents amounts relating to the company's material pension plans (United States and Canada):

                                            (Dollars in millions)
    Years ended September 30             1995       1994       1993
    ----------------------------------  -------    -------    -------
    Benefits earned during the period $ (5.4) $ (6.2) $ (5.8) Interest cost on projected benefit
      obligation                         (24.2)     (23.3)     (22.7)
    Actual return on assets               66.0       (2.6)      43.2
    Net amortization and deferral        (34.3)      34.0      (12.1)
                                        -------    -------    -------
          Net periodic pension income   $  2.1     $  1.9     $  2.6
                                        =======    =======    =======

Actuarial assumptions used for the company's principal defined benefit plans:

    September 30                                1995      1994      1993
    ---------------------------------------    ------    ------    ------
    Discount rates                             7-3/4%    8-1/4%    7-1/4%
    Rate of increase in compensation levels
          (salaried employee plans)                5%        5%        5%
    Expected long-term rate of return on
       assets                                  9-1/2%    9-1/2%    9-1/2%

The funded status and pension liability were as follows:

                                            (Dollars in millions)
                                      Plans Whose           Plans Whose
                                     Assets Exceed          Accumulated
                                 Accumulated Benefits         Benefits
                                                           Exceed Assets

    September 30                     1995       1994       1995      1994
    --------------------------    --------   --------    -------   -------
    Actuarial present value
      of benefit obligation
      Vested                      $ 269.7    $ 245.2     $ 11.6    $  9.5
      Nonvested                      28.0       26.1        1.1        .8
                                  --------   --------    -------   -------
      Accumulated benefit
        obligation                  297.7      271.3       12.7      10.3
    Effect of projected future
      compensation increases         19.7       20.5        1.0        .8

                                  --------   --------    -------   -------
    Projected benefit
      obligation                    317.4      291.8       13.7      11.1
    Plan assets at fair market
      value                         360.9      317.2         --        --
                                  --------   --------    -------    ------
    Plan assets (in excess of) less
      than projected benefit
      obligation                    (43.5)     (25.4)      13.7      11.1
    Unrecognized net loss           (13.2)     (29.7)      (2.7)     (1.4)
    Prior service cost not yet
      recognized in net
      periodic pension expense       (9.5)     (10.7)       (.7)      (.4)
    Remaining unrecognized net
      asset (obligation)
      arising from the initial
      application of SFAS No. 87     20.9       24.6        (.7)      (.9)
    Adjustment required to
      recognize minimum liability      --         --        3.1       1.9
                                  --------   --------    -------   -------
      Pension liability (asset)
         recognized in the
         Statements of Consolidated
         Financial Position       $ (45.3)   $ (41.2)    $ 12.7    $ 10.3
                                  ========   ========    =======   =======

     One of the company's major defined benefit plans provides that upon a change in control of the company and upon certain other actions by the acquirer, all participants of this plan would become vested in any excess of plan assets over total accumulated benefit obligations.

     Effective October 1, 1992, the company adopted Statement of
Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The statement requires the cost of such benefits to be recognized in the financial statements during the period employees provide service to the company, rather than the company's past practice of recognizing these costs as claims were incurred. The cumulative effect of this change in accounting principle of $107.5 million, ($5.49) per share, was recorded as of October 1, 1992. See Note 14 of Notes to the Consolidated Financial Statements concerning deferred income taxes on this accounting change. Although the adoption of SFAS No. 106 unfavorably impacts net earnings, adoption does not impact the company's cash flow since the company plans to continue paying these costs when incurred. In addition to the cumulative effect, adopting the new standard increased the company's postretirement healthcare and life insurance costs by approximately
$3.6 million (before tax) for fiscal year 1993.
     The company provides certain healthcare and life insurance benefits for eligible retired employees, primarily employees of the Milwaukee, Wisconsin; Waukegan, Illinois; and former Galesburg,
Illinois plants as well as the Corporate office. Employees at these locations become eligible if they have fulfilled specific age and service requirements. These benefits are subject to deductible, co-payment provisions and other limitations, which are amended periodically. The company reserves the right to make additional changes or terminate these benefits in the future.
     Effective January 1, 1994, the company introduced a cap tied to the Consumer Price Index for the employer-paid portion of medical costs begin-ning in 1998 for non-union active employees. This plan change was reflected in the accumulated postretirement benefit obligation in fiscal 1993.
     The net cost of providing postretirement healthcare and life insurance benefits included the following components:

                                        (Dollars in millions)
    Years ended September 30                1995      1994
    --------------------------------      -------    -------
    Service cost-benefits attributed
        to service during the period      $  1.0     $  1.3
    Interest cost on accumulated
        postretirement benefit
        obligation                           6.9        7.0
    Net amortization and deferral           (1.8)      (1.8)
                                          -------    -------
    Net periodic postretirement
        benefit cost                      $  6.1     $  6.5
                                          =======    =======

The amounts recognized in the company's statements of consolidated financial position included:

                                  (Dollars in millions)
    September 30                     1995       1994
    ---------------------------    -------    -------
    Accumulated postretirement
        benefit  obligation
    Retirees                       $ 64.5     $ 72.3
    Fully eligible active plan
        participants                  8.2        7.6
    Other active plan
        participants                 20.3       23.3
    Prior service credit             12.5       14.2
    Unrecognized net gain (loss)      4.3       (6.9)
                                   -------    -------
    Net obligation                 $109.8     $110.5
                                   =======    =======

     The accumulated postretirement benefit obligation was determined using a 7.75% and 8.25% weighted average discount rate at September 30, 1995 and 1994, respectively. The healthcare cost trend rate was assumed to be 10% in fiscal year 1995, gradually declining to 7% over three years and remaining constant thereafter. In fiscal year 1994, the healthcare cost trend rate was assumed to be 11%, gradually declining to 7% over four years and remaining constant thereafter. A one percentage point increase of this annual trend rate would increase the accumulated post retirement benefit obligation at October 1, 1994 by approximately $7.3 million and the net periodic cost by $.7 million for the year.
     Under the OMC Executive Bonus Plan, the compensation committee of the board of directors, which administers the plan and whose members are not participants in the plan, has authority to determine the extent to which the company meets, for any fiscal year, the performance targets for that fiscal year which are set by the committee no later than the third month of the fiscal year. In fiscal years 1995 and 1994, $5.1 million and $3.9 million, respectively, was charged to earnings under this plan.
In 1993, no incentive compensation was paid or provided under this plan.
     The OMC Executive Equity Incentive Plan authorizes the awarding of performance units or performance shares, each with a value equal to the value of a share of common stock at the time of award. Performance units or performance shares will be earned and paid in cash or shares, or both, based upon the judgment of the compensation committee of the company's board of directors whose members are not participants in the plan, as to the achievement of various goals over multi-year award cycles. In 1995, 1994 and 1993, respectively, $1.1 million, $1.4 million and $.6 million were charged to earnings for the estimated cost of performance units earned under the OMC Executive Equity Incentive Plan.


Note 13 Other Expense (Income), Net
-----------------------------------
     Other non-operating expense (income) in the Statements of Consolidated Earnings consisted of the following items:

                                        (Dollars in millions)
    Years ended September 30           1995      1994      1993
    -----------------------------    -------   -------   -------
    Expense (Income)--
      Interest earned                $ (7.0)   $ (3.6)   $ (3.6)
      Foreign exchange losses (gains)   (.6)      2.6       3.6
      (Gain) loss on disposition
         of plant and equipment        (1.8)      (.6)      1.0
      Transfer of Hong Kong
         land rights                     --     (10.5)       --
      Joint venture earnings           (4.9)     (4.1)      (.4)
      Miscellaneous, net               (2.4)     (4.8)      (.9)
                                     -------   -------   -------
                                     $(16.7)   $(21.0)   $  (.3)
                                     =======   =======   =======

Note 14 Income Taxes
--------------------
     The company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), beginning with its fiscal year ended September 30, 1993. The adoption of SFAS No. 109 changed the company's method of accounting for income taxes to a liability method from the previous deferral method. The liability method requires that deferred assets and liabilities be recognized for the expected future tax effects of the temporary differences between the tax and book bases of the assets and liabilities. The cumulative effect of this change in accounting principle decreased net income by $10 million ($.51 per share) in fiscal year 1993.
     The provision for income taxes consisted of the following components:

                                            (Dollars in millions)
    Years ended September 30                1995      1994     1993
    ------------------------------------  -------   -------   ------
    Provision for current income taxes -
    Federal                                $19.8    $ 12.5    $ 1.1
    State                                    3.7       2.4      1.2
    Non-U.S.                                10.6       5.7      2.8
                                          -------   -------   ------
                    Total current           34.1      20.6      5.1
    Reversal of valuation allowance        (24.7)    (15.7)      --
    Provision for deferred income taxes       --        --       --
                                          -------   -------   ------
                    Total provision       $  9.4    $  4.9    $ 5.1
                                          =======   =======   ======

The significant short-term and long-term deferred tax assets and liabilities were as follows:

                                           (Dollars in millions)
    September 30                              1995       1994
    -----------------------------------    --------   --------
    Deferred tax assets
        Litigation and claims              $  14.8    $  14.6
        Product warranty                      10.3        9.0
        Marketing programs                    15.2        7.7
        Postretirement medical benefits       43.5       43.1
        Restructuring                          8.2       12.9
        Loss carryforwards                    22.0       39.7
        Other                                 46.0       38.2
        Valuation allowance                  (92.8)    (113.9)
                                           --------   --------
           Total deferred tax assets       $  67.2    $  51.3
                                           ========   ========

    Deferred tax liabilities
        Depreciation and amortization      $ ( 7.5)   $ (14.0)
        Employee benefits                    (12.3)     (10.5)
        Other                                (12.0)     (13.5)
                                           --------   --------
           Total deferred tax liabilities    (31.8)     (38.0)
                                           --------   --------
               Net deferred tax assets     $  35.4    $  13.3
                                           ========   ========

     The company believes the recorded net deferred assets of $35.4 million, of which $11.6 million is reflected as a net long-term asset, will be realized through the reduction of future taxable income. The change in the valuation allowance from 1994 to 1995 is primarily due to deductible deferred tax assets which reduced income tax expense for the current year. As required by SFAS No. 109, a valuation allowance of $92.8 million has been recorded at September 30, 1995 to reduce the deferred tax assets to their current net realizable value. Of this valuation allowance, $22.0 million relates to deferred tax assets established for foreign and state loss carryforwards.
     As of September 30, 1995, certain non-U.S. subsidiaries of the company had net operating loss carryforwards for income tax purposes of $51.0 million. Of this amount, $12.2 million will expire by 2000, with the remaining balance being unlimited. In addition, the company has $73.7 million of state net operating loss carryforwards expiring between 1996 and 2010. No benefit for these carryforwards has been recognized in the Consolidated Financial Statements.
     Under SFAS No. 109, three years of consecutive profitability in a taxing jurisdiction would generally enable the company to realize the deferred tax assets that have not otherwise been recognized. In the U.S., the 1995 and 1994 fiscal years were profitable. When the company is better able to determine that this trend of profitability will likely continue into fiscal 1997, the majority of the remaining U.S. deferred tax assets for which no tax benefit has been recognized may be realized, through a reversal of the valuation allowance. The company anticipates that this will occur late in fiscal year 1996 or early in fiscal year 1997.
     The following summarizes the major differences between the actual provision for income taxes on earnings (loss) and the provision (credit) based on the statutory United States Federal income tax rate:

                                           % to pretax earnings
    Years ended September 30               1995     1994     1993
    ----------------------------------   -------  -------  -------
    At statutory rate                     35.0%    35.0%   (34.7)%
    State income taxes, net of
      Federal Tax deduction                4.0      3.0       .5
    Tax effect of non-U.S.
      subsidiary earnings (loss) taxed
      at other than the U.S. rate          9.6     (6.2)      .5
    Tax benefit not provided on
      foreign operating losses             1.2       --      1.7
    Tax effect of goodwill
      amortization and write-offs          8.7      5.4      7.1
    U.S. tax benefit not realized           --       --     27.7
    Reversal of valuation allowance      (44.8)   (29.2)      --
    Federal benefit of prior years
      state income taxes paid               --       .6      (.1)

    Other                                  1.7       .6       .5
                                         -------  -------  -------
    Actual provision                      15.4%     9.2%     N.M.
                                         =======  =======  =======

Domestic and non-U.S. earnings before provision (credit) for income taxes consisted of the following:

                                             (Dollars in millions)
    Years ended September 30               1995      1994       1993
    ----------------------------------   -------   -------   ---------
    Earnings (Loss) before provision
      for income taxes
      and accounting changes
    United States                        $ 46.8    $ 33.2    $ (119.1)
    Non-U.S.                               14.0      20.2       (40.8)
                                         -------   -------   ---------
                    Total                $ 60.8    $ 53.4    $ (159.9)
                                         =======   =======   =========

     The above non-U.S. earnings of $14.0 million is a net amount that includes both earnings and losses. Due to the integrated nature of the company's operations, any attempt to interpret the above pretax earnings (loss) as resulting from stand-alone operations could be misleading.
     No U.S. deferred taxes have been provided on $47.3 million of undistributed non-U.S. subsidiary earnings. The company has no plans to repatriate these earnings and, as such, they are considered to be permanently invested. While no detailed calculations have been made of the potential U.S. income tax liability should such repatriation occur, the company believes that it would not be material in relation to the company's Consolidated Financial Position or Consolidated Earnings.
     The Internal Revenue Service is currently auditing the company's 1989 through 1991 fiscal years. The audit will be concluded in the 1996 fiscal year. The company believes that it has adequately reserved for all contingencies related to these years.

Note 15 Business Segments
-------------------------
     The company, which operates in a single business segment, is a manufacturer of boats, marine engines and related products. The company markets its products primarily through dealers in the United States, Europe and Canada and through distributors in the rest of the world.

Information by geographic area follows:

                                          (Dollars in millions)
    Years ended September 30        1995          1994         1993
    --------------------------   ----------   ----------    ----------
    Net sales
       United States             $   917.4    $   805.5     $   753.4
       Europe                        106.5         86.7         108.2
       Other                         205.3        186.2         173.0
                                 ----------   ----------    ----------
         Total                   $ 1,229.2    $ 1,078.4     $ 1,034.6
                                 ==========   ==========    ==========
    Sales between geographic
      areas from
        United States            $   178.1    $   145.5     $   133.4
        Europe                         7.9         18.2          17.3
        Other                         58.0         47.6          40.5
                                 ----------   ----------    ----------
          Total                  $   244.0    $   211.3     $   191.2
                                 ==========   ==========    ==========

    Total revenue
        United States            $ 1,095.5    $   951.0     $   886.8
        Europe                       114.4        104.9         125.5
        Other                        263.3        233.8         213.5
        Eliminations                (244.0)      (211.3)       (191.2)
                                 ----------   ----------    ----------
          Total                  $ 1,229.2    $ 1,078.4     $ 1,034.6
                                 ==========   ==========    ==========
    Earnings (Loss)
      from operations
        United States            $    66.6    $    56.0     $   (92.2)
        Europe                        (2.8)        (6.3)        (43.6)
        Other                         30.1         22.9          11.8
        Corporate expenses           (26.7)       (26.6)        (28.9)
                                 ----------   ----------    ----------
         Total                   $    67.2    $    46.0     $  (152.9)
                                 ==========   ==========    ==========

    Total assets at September 30
        United States            $   615.7    $   547.8     $   537.6
        Europe                        99.4         76.4          68.5
        Other                        145.6        135.6         105.4
        Corporate assets              46.3         57.3          80.3
                                 ----------   ----------    ----------
          Total                  $   907.0    $   817.1     $   791.8
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

Note 16 Quarterly Information (Unaudited)
-----------------------------------------
     A summary of pertinent quarterly data for the 1995 and 1994 fiscal years follows:

                              (Dollars in millions except amounts per share)
    Quarter ended              Dec. 31     March 31     June 30     Sept.30
    ------------------------   --------    --------    --------    --------
    Fiscal 1995
      Net sales                $ 242.6     $ 318.8     $ 329.6     $ 338.2
      Gross earnings              51.2        85.8        83.1        77.3
      Net earnings (loss)         (3.1)       18.0        28.0         8.5
                               ========    ========    ========    ========

      Net earnings (loss) per share
         Primary               $  (.16)    $   .90     $  1.39     $   .42
                               ========    ========    ========    ========
         Fully diluted         $  (.16)    $   .81     $  1.22     $   .40
                               ========    ========    ========    ========

    Quarter ended              Dec. 31     March 31     June 30     Sept.30
    ------------------------   --------    --------    --------    --------
    Fiscal 1994-
      Net sales                $ 190.8     $ 263.5     $ 318.8     $ 305.3
      Gross earnings              36.4        64.6        85.0        66.0
      Net earnings (loss)         (9.3)       19.1        28.0        10.7
                               ========    ========    ========    ========

      Net earnings (loss) per share:
         Primary               $  (.47)    $   .95     $  1.40     $   .53
                               ========    ========    ========    ========
         Fully diluted         $  (.47)    $   .85     $  1.23     $   .49
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

     The price range at which the company's common stock traded on the New York Stock Exchange and the dividends paid per share during the last eight fiscal quarters were as follows:

                             Market Price     Dividend
    Quarter ended           High      Low        Paid
    ------------------      -----   -------    -------
    September 30, 1995    $ 22.63   $ 18.00     $ .10
    June 30, 1995           22.88     18.88       .10
    March 31, 1995          22.00     19.50       .10
    December 31, 1994       24.88     17.50       .10
    September 30, 1994      25.25     19.00       .10
    June 30, 1994           23.38     17.50       .10
    March 31, 1994          25.88     19.00       .10
    December 31, 1993       22.75     17.38       .10

Note 17 Commitments and Contingent Liabilities
----------------------------------------------
     As a normal business practice, certain subsidiaries have made arrangements by which qualified retail dealers may obtain inventory financing. Under these arrangements, the company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the company's annual repurchase obligation. The maximum potential repurchase commitment on September 30, 1995, was approximately $60 million. The company resells any repurchased products. The company accrues for losses that are anticipated in connection with expected repurchases. Losses incurred under this program have not been material.
     Minimum commitments under operating leases having initial or remaining terms greater than one year are $6.2 million, $4.9 million, $3.6 million, $2.5 million, $.9 million and $.3 million for the years ending September 30, 1996, 1997, 1998, 1999, 2000 and after 2000, respectively.
     The company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the company's Consolidated Financial Position or the Consolidated Earnings of the company.
     The environmental proceedings disclosed previously are not being individually disclosed because the company believes that monetary sanctions will not result therefrom and the proceedings are not material to the company's Consolidated Financial Position or the Consolidated Earnings.
     Under the requirements of Superfund and certain other laws, the company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency ("USEPA") and other agencies. The company has been notified that it is named a potentially responsible party ("PRP") for study and clean-up costs at various sites which the company does not believe to be material. In some cases there are several named PRPs and in others there are hundreds. The company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site or the amount of time the site was owned or operated. However, under Superfund, and certain other laws, as a PRP the company can be held jointly and severally liable for all environmental costs associated with a site.
     The company has substantial experience in the remediation of contaminated sites. Once the company becomes aware of its potential liability at a particular site, it uses this experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the company's aggregate enviromental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based on the company's experience, most accurately reflects the company's liability based on the information currently available. The company takes into account the number of other participants involved in the site, their experience in the remediation of sites as well as the company's knowledge of their ability to pay.

     As a general rule, the company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the company does accrue for environmental close down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At September 30, 1995, the company has accrued approximately $12 million for costs related to remediation at continuing and closed down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.
     Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the company is confident that the accrual accurately reflects the company's liability based on the information available at the time.
     While the results of the proceedings discussed above cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of such proceedings, after giving consideration to the amounts accrued, should not have a material effect on the company's Consolidated Financial Position or the Consolidated Earnings of the company.

Management's Responsibility for Financial Statements
----------------------------------------------------
Management has prepared and is responsible for the company's Consolidated Financial Statements and related Notes. They have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. All financial information in this annual report is consistent with the Consolidated Financial Statements.
     The company is responsible for the integrity and objectivity of the financial statements and, accordingly, these statements include some amounts based upon judgments by management. The company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and properly recorded, and that accounting records may be relied upon for the preparation of Consolidated Financial Statements and other financial information.
     The Consolidated Financial Statements for the years ended
September 30, 1995, 1994 and 1993 have been audited by Arthur Andersen LLP and their report is included herein.
     The audit committee of the board of directors monitors the financial and accounting operations of the company, including the review and discussion of periodic financial statements, and the basis of engagement and report of independent public accountants. The audit committee is composed of directors who are not officers or employees of the company. It meets periodically with the internal auditors and management to assure that each is carrying out its responsibilities.
The independent public accountants have full and free access to the audit committee, and meet regularly with them to discuss auditing and financial reporting matters.


   HARRY W. BOWMAN                           JAMES R. MAURICE
   ---------------                           ----------------
   Harry W. Bowman                           James R. Maurice
   Chairman, President and                   Vice President and
   Chief Executive Officer                   Controller

Report of Independent Public Accountants
----------------------------------------

To the Shareholders of Outboard Marine Corporation:

     We have audited the accompanying Statements of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries as of September 30, 1995 and 1994, and the related Statements of Consolidated Earnings, Cash Flows and Changes in Consolidated Shareholders' Investment for each of the three years in the period ended September 30, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outboard Marine Corporation and subsidiaries as of September 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.
     As discussed in Notes 12 and 14 to Consolidated Financial Statements, effective October 1, 1992, the company changed its methods of accounting for postretirement benefits other than pensions and income taxes.


                                                  ARTHUR ANDERSEN LLP

   Milwaukee, Wisconsin                           Arthur Andersen LLP
   October 27, 1995

Corporate Directors and Officers

Directors                               Officers
---------                               --------
Harry W. Bowman                         Harry W. Bowman
Chairman of the Board,                  Chairman of the Board,
President and Chief Executive Officer   President and Chief Executive Officer

Frank Borman                            D. Jeffrey Baddeley
Chairman of the Board                   Vice President and General Counsel
and Chief Executive Officer
Patlex Corporation                      L. Earl Bentz
                                        Vice President; and President,
William C. France                       OMC Fishing and Aluminum Boat Groups
Chairman of the Board,
President and Chief Executive Officer   John D. Flaig
International Speedway Company          Vice President, Worldwide Research
                                        and Engineering, MPPG
Urban T. Kuechle
Consultant                              David R. Lumley
                                        Senior Vice President,
Richard T. Lindgren                     Worldwide Marketing
President                               and Sales, MPPG
The Lorr Corporation
                                        Howard Malovany
J. Willard Marriott, Jr.                Secretary and Senior Counsel
Chairman of the Board,
President and Chief Executive Officer   James R. Maurice
Marriott International, Inc.            Vice President and Controller

Richard J. Stegemeier                   Richard H. Medland
Chairman Emeritus of the Board          Vice President, Human Resources
Unocal Corporation
                                        Christopher R. Sachs
Charles D. Strang                       Treasurer
Consultant; former Chairman,
President and Chief Executive Officer   Laurin M. Baker
Outboard Marine Corporation             Vice President, Government
                                        and Public Affairs
Richard F. Teerlink
President and Chief Executive Officer   R. Warren Comstock
Harley-Davidson, Inc.                   Assistant Secretary

                                        Carlisle R. Davis
                                        Vice President, Quality Assurance

                                        Robert J. Moerchen
                                        Assistant Treasurer

                        Shareholder Information

Common Stock Listing
--------------------
New York Stock Exchange
Chicago Stock Exchange
Ticker Symbol: OM
Newspaper Listing Symbol: OutbdM


Transfer Agent, Registrar and Dividend Disbursing Agent
-------------------------------------------------------
First Chicago Trust Company of New York
P.O. Box 2500
Jersey City, NJ 07303-2500
800.446.2617


Annual Meeting
--------------
Notice of the Annual Meeting of Shareholders, as well as the proxy statement and proxy card, are mailed to shareholders each December. The annual meeting will be held at 9:00 a.m. January 18, 1996, at The First Chicago Conference Center, One First National Plaza, Chicago, IL 60670-0123


Incorporation
-------------
Outboard Marine Corporation is incorporated under the laws of the state of Delaware.


Dividend Reinvestment Plan
--------------------------
OMC shareholders may participate in an automatic dividend reinvestment and cash stock purchase plan. For information contact:

Outboard Marine Corporation
100 Sea-Horse Drive
Waukegan, IL 60085
708.689.5438


Trademarks
----------
Trademarks owned by Outboard Marine Corporation that appear in this report are indicated by the use of italics.

*Chris-Craft is a registered trademark of Chris Craft Industries, Inc., and is licensed to OMC.
*Grumman is a registered trademark of Grumman Corporation and is licensed to OMC.


Investor Relations
------------------
Outboard Marine Corporation
100 Sea-Horse Drive
Waukegan, IL 60085
708.689.5246 telephone
708.689.6082 facsimile

Independent Public Accountants
------------------------------
Arthur Andersen LLP
777 East Wisconsin Avenue
Milwaukee, WI 53202


10-K Report
-----------
A copy (without exhibits) of Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1995, is available without charge from Investor Relations, Outboard Marine Corporation, 100 Sea-Horse Drive, Waukegan, IL 60085

            OMC Operating Groups and Product Lines
            --------------------------------------
Outboard Marine Corporation (OM-NYSE) is a major global manufacturer and marketer of marine engines, boats and accessories, primarily for recreational use. OMC is the world's largest manufacturer of outboards, with our Johnson and Evinrude Brands. We are the second largest boat builder in the United States and a leading boat manufacturer, worldwide. Some of our boat brands, like Chris-Craft boats, are among the best known brands in the world. We also market a full line of marine parts and accessories. Our products are sold through the marine industry's most comprehensive network of dealers and distributors. In 1995, 75 percent of our sales came from the United States, the world's largest market for recreational marine products. The remainder came from markets around the globe.


                 OMC Marine Power Products Group
                 -------------------------------
Johnson Outboards, Evinrude Outboards, OMC TurboJet Drive Systems, Johnson/Evinrude Parts and Accessories, Stacer Boats, Haines Hunter Boats, Ryds Boats.

The Marine Power Products Group manufactures one of the industry's widest ranges of outboards, from 2 to 250 horsepower, retailing from $800 to $14,600. It also markets other innovative marine drive systems, like the OMC TurboJet for the popular mini jet boat market, and a full range of accessories, from propellers and water skis to engine care products. The Marine Power Products Group markets products internationally through the industry's largest distribution network. The group manufactures outboards or outboard components in the United States, Mexico, Hong Kong, China and Brazil; and boats in Australia, Canada, France and Sweden.


                     OMC Fishing Boat Group
                     ----------------------
Stratos Boats, Hydra-Sports Boats, Javelin Boats, Quest Boats.

The OMC Fishing Boat Group is a leading marketer of fresh and saltwater fiberglass fishing boats for a wide range of enthusiasts, from bass to marlin fishermen. Freshwater models, primarily bass boats, range from 15 to 20 feet in length and retail from $8,000 to $26,000. Saltwater models range from 16 to 33 feet and retail from $9,000 to $115,000. Most boats are equipped with Johnson or Evinrude Outboards and sold in the United States.


                    OMC Aluminum Boat Group
                    -----------------------
Princecraft Boats, Lowe Boats, Sea Nymph Boats, Grumman Boats and
Canoes, Suncrusier Pontoon and Deck Boats, Roughneck All-Welded Boats, DuraNautic Boats.

The OMC Aluminum Boat Group is the industry's largest maker of aluminum boats. Products, sold primarily in the U.S., retail from $400 to $25,000 and include canoes, utilities, jon boats, deep-vee models for larger waters, jet boats for shallow waters and pontoon, deck and houseboats for cruising and entertaining. Most larger boats are equipped with Johnson or Evinrude Outboards.

                  OMC Recreational Boat Group
                  ---------------------------
Chris-Craft Boats, Four Winns Boats, Seaswirl Boats, Sunbird Boats.

The OMC Recreational Boat Group offers a range of fiberglass mini jet boats, runabouts and cruisers, plus a limited line of fishing boats, which allows it to compete in every major segment of the recreational marine marketplace. Boats range from 14 to 38 feet in length and retail at prices from $8,000 to $200,000. Most boats are equipped with stern drive marine engines or Johnson or Evinrude outboards. The U.S. is the group's largest market, but its brands are sold around the world.


Outboard Marine Corporation

100 Sea-Horse Drive

Waukegan, Illinois 60085

708.689.6200


OMC

                                                        EXHIBIT 21

                     Domestic Subsidiaries
                    -----------------------
                    (As of September 30, 1995)

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
----------------------               --------------    ---------
DNZI, Inc.                               Florida          100%
    (Inactive)

OMC Aluminum Boat Group, Inc.            Delaware         100%
    (formerly OMCGB, Inc.)

   Syracuse Transportation, Inc.         Indiana          100%

OMC Dealer Development Inc.              Delaware         100%

OMC Development Inc.                     Delaware         100%
    (Inactive)

OMC Distributors, Inc.-Fort Wayne        Delaware         100%
    4515 Merchant Road
    P. O. Box 8328
    Fort Wayne, IN  46898

OMC Distributors, Inc.-Minneapolis       Delaware         100%
    3070 Lunar Lane
    P. O. Box 21038
    Eagen, MN  55121

OMC Distributors, Inc.-San Francisco     California       100%

OMC Europe, Inc.                         Delaware         100%

OMC & Co.                                Delaware         100%

OMC Central & Eastern Europe Co.         Delaware         100%
    100 Sea-Horse Drive
    Waukegan, IL  60085

OMC Fishing Boat Group, Inc.             Delaware         100%
    (formerly Stratos Boats, Inc.)
    931 Industrial Road
    Old Hickory, TN  37138

OMC Holdings, Inc.                       Delaware         100%

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
----------------------               --------------    ---------
OMC Latin America/Caribbean, Inc.        Delaware         100%
    403 Sawgrass Corporate Pkwy.
    Sunrise, FL  33325

OMC Partners, Inc.
    (Inactive)                           Delaware         100%

OMC Venture, Inc. (formerly Lawn-Boy     Delaware         100%
    Distributors, Inc.-New England)
    (Inactive)

OMC Recreational Boat Group, Inc.        Delaware         100%
    100 Sea-Horse Drive
    Waukegan, IL  60085

   Recreational Boat Group Limited                             1
       Partnership                       Delaware         62.2%

Outboard Marine Acceptance Corporation   Delaware         100%

Outboard Marine Holdings, Inc.           Delaware         100%

   Recreational Boat Group Leasing                            2
       Limited Partnership               Delaware          51%

Outboard Marine Venture Capital          Delaware         100%
  Corporation
    100 Sea-Horse Drive
    Waukegan, IL  60085

Phoenix Marine Inc.                      Arizona          100%

                                                              3
Skipper Bud's of Illinois, Inc.          Illinois          75%

-----------------------------------------------------------------
1     Outboard Marine Corporation owns the other 37.8%

2 100% OMC Subsidiary, 51% Ownership - Spinnaker Investment, Inc. (Unaffilated third party) 49% Ownership

3 Skipper Bud's of Illinois, Inc. is owned 75% by OMC and 25% by Skipper Bud's of Wisconsin, Inc., a company unaffiliated with OMC.
                               -112-

                    International Subsidiaries
                    --------------------------

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
----------------------               --------------    ---------

Outboard Marine Corporation              Hong Kong        100%
    Asia Limited
    35.47 Tsing Yi Road
    Tsing Yi Island, N.T.
    Hong Kong

Outboard Marine Corporation              Australia        100%
    (Australia), PTY, Ltd.
    84 Canterbury Road
    Bankstown 2200
    New South Wales, Australia

OMC Europe, V.O.F.                       Belgium          100%
    Broowerijstraat, 1
    9031 Gent
    Belgium

OMC Holdings France, S.N.C.              France           100%
    14, Rue Bois du Pont
    Z.A. Les Bethunes
    F. 95310 St. Quen D'Aumone

   OMC Power Boats S.A.R.L. France       France           100%
       14, Rue Bois du Pont
       Z.A. Les Bethunes
       F. 95310 St. Quen D'Aumone

   OMC France, S.N.C.                    France           100%
       14, Rue Bois du Pont
       Z.A. Les Bethunes
       F. 95310 St. Quen D'Aumone

   Kelt, S.A                             France           100%

Outboard Marine International S.A.       Switzerland      100%
    (Inactive)

OMC (Deutschland) G.M.B.H.               Germany          100%
    Neckavorlandstrabe 97
    Postfach 10 23 40
    D. 6800 Mannheim 1
    Germany

Outboard Marine Foreign Inter-           Hong Kong        100%
   national Sales Corporation
   (Inactive)

Outboard Marine Nederland B.V.           Netherlands      100%
    P. O. Box 237
    NL. 1380 AE WEESP
    Nederlands

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
----------------------               --------------    ---------

OMC Norge AS                             Norway           100%
    Bjornstjerne Bjornsonsgt. 92
    N. 3000 Drammen
    Norway

OMC Outboard Marine (Switzerland) AG     Switzerland      100%
    SCHWARZACKERSTRASSE 11
    CH - 8304 WALLISELLEN
    Switzerland

OMC Sverige Aktiebolag                   Sweden           100%
    Krossgatan 26-28
    S-16226 Vallingby
    Sweden

Outboard Marine Corporation              Ontario          100%
    of Canada, Ltd.
    910 Monoghan Road
    Peterborough
    Ontario, Canada  K97 7B6

    Altra Marine Products, Inc.          Quebec           100%
        65 St. Henri Street
        Princeville, Quebec
        Canada  G0P 1E0

Outboard Marine Foreign Sales       U.S. Virgin Islands   100%
    Corporation
    P. O. Box 12270
    18-13 Smith Bay
    St. Thomas, U.S. Virgin Islands 00801


Outboard Marine de Mexico,               Mexico           100%
    S.A. de C.V.
    Parque Industrial
    Antonio J. Bermudez
    Cuidad Juarez,
    Chihuahua, Mexico

Outboard Marine Motors Amazonia LTDA     Brazil           100%
    RUA 44, #1025 Terreo
    Conjunto 31 De Mareo
    Bairro. JAPIIM
    Mauzus, Amazonia, Brazil

Outboard Marine (UK) Ltd.                United Kingdom   100%
    8 Harrowden Road
    Blackmills,
    Northhampton
    NN4 OPD
    United Kingdom

                                     Jurisdiction of
Subsidiary and Address               Incorporation     Ownership
----------------------               --------------    ---------

OMC Finland Oy                           Finland          100%
    Nahkahousuntie 4
    S.F. 00210 Helsinki 21
    Finland

Ryds Batindustri Aktiebolag              Sweden           100%
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


Milwaukee, Wisconsin
December 13, 1995