Form 10-Q
period 1995-12-31
OUTBOARD MARINE CORP
filed 1996-02-06
CIK 75149

                                 FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 1995.

                                   or

( ) Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

Commission file number 1-2883

                          OUTBOARD MARINE CORPORATION
            (Exact name of registrant as specified in its charter)

            Delaware                              36-1589715
   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

        100 Sea Horse Drive
        Waukegan, Illinois                        60085
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  847-689-6200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. YES   X    NO
                                                  -------   -------

Number of shares of Common Stock of $0.15 par value outstanding at January 31, 1996 were 20,134,102 shares (not including 129,716 treasury shares).

Exhibit Index Page 13.
                                      -1-

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q
                                PART I, ITEM 1
                             FINANCIAL INFORMATION

                             FINANCIAL STATEMENTS
                               December 31, 1995


Financial statements required by this form:

                                                             Page
                                                             ----
Statements of Consolidated Earnings                            3

Condensed Statements of Consolidated Financial Position        4

Statements of Consolidated Cash Flows                          6

Notes to Consolidated Financial Statements                     7

                          OUTBOARD MARINE CORPORATION
                      Statements of Consolidated Earnings
                                  (Unaudited)

                                                    Three Months Ended
                                                           Dec. 31
(In millions except amounts per share)                1995         1994
--------------------------------------                ----         ----

Net Sales                                          $ 232.1      $ 242.6

Cost of Goods Sold                                   192.7        191.4
                                                   ---------------------

Gross Earnings                                        39.4         51.2

Selling, General & Administrative Expenses            45.7         50.1
                                                   ---------------------

Earnings (Loss) from Operations                       (6.3)         1.1

Non-Operating Expense (Income)
     Interest                                          5.4          5.0
     Other, Net                                        (.3)        (1.6)
                                                   ---------------------
                                                       5.1          3.4
                                                   ---------------------
Earnings (Loss) Before Provision for Income Taxes    (11.4)        (2.3)

Provision for Income Taxes                             1.0           .8
                                                   ---------------------

Net Earnings (Loss)                                $ (12.4)     $  (3.1)
                                                   =====================

Net Earnings (Loss) Per Share of Common Stock

      Primary                                      $  (.62)     $  (.16)
                                                   =====================

      Fully Diluted                                $  (.62)     $  (.16)
                                                   =====================

Dividends Paid Per Share                           $   .10      $   .10
                                                   =====================

Average Shares of Common Stock and Common
Stock Equivalents Outstanding (if applicable)         20.1        19.9

The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position


                                        (Unaudited)
                                    Dec. 31     Dec. 31       Sept. 30    Sept. 30
(In Millions)                        1995        1994           1995*       1994*
-------------                        ----        ----           ----        ----
Assets
------
Current Assets
  Cash & Cash Equivalents         $  51.5     $  43.5        $  58.3     $  80.3
  Receivables                       139.1       140.7          200.9       150.5
  Inventories
    Finished Products                79.2        75.8           69.9        58.7
    Raw Material, Work In
     Process & Service Parts        120.7       118.4          124.2       105.0
                                  -----------------------------------------------
       Total Inventories            199.9       194.2          194.1       163.7
Other Current Assets                 50.6        35.1           48.9        35.3
                                  -----------------------------------------------
Total Current Assets                441.1       413.5          502.2       429.8

Product Tooling, Net                 52.9        49.5           52.0        48.3
Intangibles                          40.1        31.8           40.6        32.1
Other Assets                         89.8        93.2           87.9        89.8
Plant & Equipment                   563.4       537.2          558.9       535.6
Accumulated Depreciation           (338.2)     (320.3)        (334.6)     (318.5)
                                  -----------------------------------------------
  Plant & Equipment, Net            225.2       216.9          224.3       217.1
                                  -----------------------------------------------
Total Assets                      $ 849.1     $ 804.9        $ 907.0     $ 817.1
                                  ===============================================



Liabilities and Shareholders' Investment
----------------------------------------
Current Liabilities
  Notes Payable                   $     -     $  25.0        $     -     $     -
  Accounts Payable                   65.6        79.4           99.6       102.9
  Accrued and Other                 136.8       125.0          149.2       130.7
                                  -----------------------------------------------
Total Current Liabilities           202.4       229.4          248.8       233.6

Long-Term Debt                      177.4       178.2          177.4       178.2
Postretirement Benefits Other
 Than Pensions                      102.5       102.0          102.6       102.3
Other Non-Current Liabilities       124.2        93.1          122.4        94.0

Shareholders' Investment
  Common Stock & Capital Surplus    113.5       110.2          111.6       109.3
  Retained Earnings                 135.3       101.1          149.7       106.3
  Cumulative Translation
   Adjustments                       (6.2)       (9.1)          (5.5)       (6.6)
                                  -----------------------------------------------
Total Shareholders' Investment      242.6       202.2          255.8       209.0
                                  -----------------------------------------------
Total Liabilities and
  Shareholders' Investment        $ 849.1     $ 804.9        $ 907.0     $ 817.1
                                  ===============================================

Shares of Common Stock
  Outstanding                        20.1        20.0           20.0        20.0

The accompanying notes are an integral part of these statements.

* Condensed from audited financial statements.

                          OUTBOARD MARINE CORPORATION
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                              Three Months Ended
                                                                  December 31
(In millions)                                                  1995         1994
-------------                                                  ----         ----
Cash Flows from Operating Activities
 Net loss                                                   $ (12.4)      $ (3.1)
 Adjustments to reconcile net earnings to net cash
  provided by operations:
   Depreciation and amortization                               11.9         10.8
   Changes in current accounts excluding the
    effects of noncash transactions:
     Decrease in receivables                                   61.3         10.2
     (Increase) in inventories                                 (5.6)       (31.2)
     (Increase) Decrease in other current assets               (1.7)          .3
     (Decrease) in accounts payable and accrued liabilities   (46.3)       (31.5)
   Other, net                                                    .6         (1.3)
                                                             --------------------
        Net cash provided by (used for) operating activities    7.8        (45.8)

Cash Flows from Investing Activities
 Expenditures for plant and equipment, and tooling            (14.7)       (14.0)
 Other, net                                                      .1         (1.1)
                                                             --------------------

        Net cash used for investing activities                (14.6)       (15.1)

Cash Flows from Financing Activities
 Net increase in short-term debt                                  -         25.0
 Cash dividends paid                                           (2.0)        (2.0)
 Other, net                                                     2.3          1.1
                                                             --------------------

        Net cash provided by (used for) financing activities     .3         24.1


Exchange Rate Effect on Cash                                    (.3)           -
                                                             --------------------
Net Decrease in Cash and Cash Equivalents                      (6.8)       (36.8)

Cash and Cash Equivalents at Beginning of Period               58.3         80.3
                                                             --------------------

Cash and Cash Equivalents at End of Period                   $ 51.5       $ 43.5
                                                             ====================

Supplemental Cash Flow Disclosures
 Interest paid                                               $  5.7       $  3.6
 Income taxes paid                                              5.8          1.5


The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
------------------------
The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended September 30, 1995. The 1996 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.


2. SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE
------------------------------------------------
In December 1995, the company's revolving credit agreement, which provides for loans of up to $200 million, was extended to expire not later than December 31, 1998.

Also in December 1995, the company entered into a receivables sales agreement expiring December 20, 1996 whereby the company agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable. In order to maintain the balance in the designated pool of accounts receivable sold, the company is obligated to sell undivided percentage interests in new receivables as existing receivables are collected.

The company retains a residual interest in the receivables sold, thus receivables in the accompanying Condensed Statement of Consolidated Financial Position at December 31, 1995 are only reduced by the net proceeds from the sale. The company received $20 million from the initial sale and may receive up to $35 million of additional proceeds on a revolving basis. The company has retained substantially the same credit risk as if the accounts receivable had not been sold. The costs associated with the receivables sales agreements are included in non-operating expense - other, net in the Statement of Consolidated Earnings for the three months ended December 31, 1995.

Under both the revolving credit agreement and the receivable sales agreement, the company is required to meet certain financial covenants throughout the year. At December 31, 1995, the company is in compliance with these financial covenants.


3. CONTINGENT LIABILITIES
-------------------------
As a normal business practice, certain subsidiaries have made arrangements by which qualified retail dealers may obtain inventory financing. Under these arrangements, the company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the company's annual repurchase obligation. The maximum potential repurchase commitment cannot exceed $90 million. The company resells any repurchased products. Losses incurred under this program have not been material. The company accrues for losses that are anticipated in connection with expected repurchases.

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

Under the requirements of Superfund and certain other laws, the company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The company has been notified that it is named a potentially responsible party ("PRP") for study and clean-up costs at various sites which the company does not believe to be material. In some cases there are several named PRPs and in others there are hundreds. The company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site or the amount of time the site was owned or operated. However, under Superfund, and certain other laws, as a PRP the company can be held jointly and severally liable for all environmental costs associated with a site.

The company has experience in the remediation of contaminated sites. Once the company becomes aware of its potential liability at a particular site, it uses this experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based on the company's experience, most accurately reflects the company's liability based on the information currently available. The company takes into account the number of other participants involved in the site, their experience in the remediation of sites, as well as the company's knowledge of their ability to pay.

As a general rule, the company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the company does accrue for environmental close down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At December 31, 1995, the company has accrued approximately $11 million for costs related to remediation at contaminated sites including continuing and closed down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

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

                          OUTBOARD MARINE CORPORATION

                                   FORM 10-Q
                                PART I, ITEM 2
                             FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               December 31, 1995

RESULTS OF OPERATIONS
---------------------
The first quarter of 1996 was a period of adjustment for the company. Historically, the company experiences a first quarter loss because of the seasonality of the business. This year's first quarter incurred a greater loss than realized in the same quarter last year. However, this year's loss was essentially in line with expectations. The bulk of the increased loss in this year's first quarter was due to the decision last summer to reduce production in the engine plants to keep inventories more in line with sales, although the company also experienced a four percent sales decline from last year's first quarter.

The company reported a net loss of $12.4 million, or 62 cents per share, for the first quarter of 1996, compared with a net loss of $3.1 million, or 16 cents per share, for the first quarter of 1995. This year's first quarter sales were $232.1 million versus $242.6 million in the first quarter last year. The company had anticipated flat sales compared with last year's first quarter, a quarter in which revenues were increased by a greater than usual volume of back orders carried over from the fourth quarter of 1994. Most of the shortfall was due to continuing sales softness in the Aluminum Boat Group where a concerted effort is underway to reduce excess models and brands and re-focus on our important Lowe, Grumman and Sea Nymph brands. The company also took excess capacity offline by closing the Elkhart aluminum boat plant. The
Marine Power Products Group and Fishing Boat Group reported smaller sales declines, while the Recreational Boat Group turned in a modest sales increase.

The decision to reduce production in the MPPG plants, coupled with a three-week strike at the Waukegan, Illinois, die casting plant, added to the cost of goods in the quarter and was the major factor in the reduction of the gross earnings to $39.4 million from $51.2 million in the first quarter last year.

Management discipline reduced the selling, general and administrative expense nearly 9 percent in this year's first quarter compared to last year's, however the company still incurred an operating loss of $6.3 million for this year's first quarter compared to operating earnings of $1.1 million for the same quarter last year.

As a result of the scheduled reductions in manufacturing, the company made progress in managing working capital, increasing inventories only $5.8 million in anticipation of the upcoming boat shows and heavy selling season. This compares to the $30.5 million inventory increase in last year's first quarter. And, work in process inventories were reduced by $3.5 million from September 1995 levels.

The provision for income taxes of $1.0 million and $.8 million for the three months ended December 31, 1995 and 1994, respectively, resulted from expected taxes payable relating to certain international subsidiaries.

It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.

FINANCIAL CONDITION
-------------------
Due to the seasonal nature of the company's business, it is more appropriate to compare the December 31, 1995 Condensed Statement of Financial Position with December 31, 1994. The company's ratio of current assets to current liabilities was 2.2 at December 31, 1995 compared to 1.8 at December 31, 1994. Current assets of $441.1 million at December 31, 1995 increased $27.6 million as compared to current assets of $413.5 million at December 31, 1994. Receivables were $1.6 million lower at December 31, 1995 after deducting $20 million sold in December 1995 through a receivables sales agreement (see Note 2 of Notes to Consolidated Financial Statements). Without this receivables sale, receivables would have been higher due primarily to extended credit terms offered as part of specific marketing programs. Inventories increased $5.7 million to $199.9 million at December 31, 1995 as compared to $194.2 million at December 31, 1994. Inventory levels historically increase in the first quarter to have product available during the peak spring and summer selling seasons. Last year, inventories increased $30.5 million from September 30, 1994. In the first quarter of fiscal 1996, the company reduced production in its engine plants to bring inventories more in line with sales, and inventories increased only $5.8 million from September 30, 1995. Other current assets increased
$15.5 million due primarily to deferred income tax benefits.

Other assets decreased $3.4 million due primarily to redemption of the company's investment in I.J. Holdings, Inc. offset by increases in deferred income tax benefits and increased pension assets. Product tooling, intangibles, and plant and equipment increased due primarily to the investment necessary to introduce new outboard motor models.

Current liabilities decreased by $27.0 million to $202.4 million as of December 31, 1995 compared to $229.4 million at December 31, 1994. Notes payable decreased $25.0 million at December 31, 1995. The $13.8 million decrease in accounts payable resulted primarily from decreased manufacturing activity.

Accrued liabilities increased $11.8 million due primarily to increased participation levels in dealer programs and increased warranty accruals partially offset by lower restructuring accrual balances. Other non-current liabilities increased $31.1 million due primarily to an increase in tax liabilities.

The company's total debt to total capitalization at December 31, 1995 was 42 percent compared to 50 percent at December 31, 1994.

Based on the company's performance since the 1993 restructuring, improved operating results, an improved balance sheet, a $200 million revolving credit agreement and other available sources of capital, the company believes it has available sufficient internal and external financial resources to invest in low emission engines and to continue making long term investments for future growth through the next few years.

TRENDS AND FORWARD-LOOKING DATA
-------------------------------
Looking forward, the company expects to see modest sales growth in its second quarter, and will continue to run reduced production levels in the quarter to adjust the inventories. The reduction the company is planning is about two-thirds the magnitude of the reduction it implemented in the first quarter, so the effect on its gross income will not be as significant.

For the full year, the company expects to deliver both sales and earnings growth, with the bulk of that growth coming in the third and fourth quarters. In 1995, the company experienced strong sales growth in the first half as a result of increased market demand and its engine back order situation, providing it with more difficult earnings comparisons for the first half of this year. In last year's third quarter, however, U.S. market demand declined dramatically and the company's sales suffered in what is normally its strongest selling season. This year, the company believes it will see a more normal seasonal distribution of sales. That expectation, along with forecasts that suggest the U.S. marine products market will grow by five to seven percent for the full year in 1996, gives the company confidence in its expected full-year performance.

Looking ahead even further, the company's success in technological development also will shape its performance. Its low-emission FICHT Fuel Injection engine development effort is running on schedule. The company expects to have a limited number of these engines available late this spring with full production and availability early in the 1997 model year. The company's FICHT engine recently won the 1996 Popular Mechanics Design and Engineering award for its innovation.

A recently completed leadership conference brought together 70 senior OMC managers from around the globe to work on its visioning and strategic planning processes, laying the groundwork for the change it will need to transform the company into a consistent generator of shareholder value. The company expects to complete the first strategic planning cycle by late spring.

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Shareholders held on January 18, 1996, there were 20,052,213 shares outstanding and entitled to notice of and to vote at the meeting. The following matters were voted on, with the results indicated:

    William C. France, Ilene S. Gordon and Donald L. Runkle were each elected a Director for a three year term expiring at the Company's 1999 Annual Meeting of Shareholders with votes of 16,848,935 for and 84,095 withheld, 16,848,751 for and 84,279 withheld and 16,849,737 for and 83,293 withheld, respectively. The term of office as director continued after the Annual Meeting of Shareholders for Frank Borman, Harry W. Bowman, Richard
    T. Lindgren, J. W. Marriott, Jr., Richard J. Stegemeier, and Richard F. Teerlink.

    The appointment of Arthur Andersen LLP as the Registrant's independent accountants was confirmed with 16,882,024 shares voting "FOR" the confirmation, 19,984 shares voting "AGAINST" the confirmation and 31,022 shares abstaining from voting.


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits reference is made to the Exhibit Index on Page 13.

    (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended December 31, 1995.


                               S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             OUTBOARD MARINE CORPORATION


        Signature                      Title                       Date
_________________________    ___________________________    ________________

By: /s/: JAMES R. MAURICE    Vice President & Controller    February 6, 1996
_________________________    ___________________________    ________________

         James R. Maurice
                                    -12-

                          OUTBOARD MARINE CORPORATION
                                 EXHIBIT INDEX


Exhibit 3:  Articles of Incorporation and By-Laws:

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

       (B) With respect to the Registrant's By-Laws as amended September 20, 1995, reference is made to Exhibit 3(B) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.


Exhibit 4: Instruments defining the rights of security holders including indentures:

       (A) With respect to the Agreement of Outboard Marine Corporation, reference is made to Exhibit 4(A) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

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

       (F) With respect to the Employment Agreement for Mr. Bowman, reference is made to Exhibit 10(F) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

       (G) With respect to the Severance Agreement for Mr. Bowman, reference is made to Exhibit 10(G) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

       (H) With respect to the Registrant's Revolving Credit Agreement dated as of December 30, 1994, reference is made to Exhibit 10(G) to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994, which is incorporated herein by reference. With respect to Amendment No. 1 to such Credit Agreement, reference is made to Exhibit 10(H) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference. With respect to Amendment No. 2 to such Credit Agreement, a copy is attached hereto as Exhibit 10(H).

       (I) With respect to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, a copy is attached hereto as Exhibit 10(I).


Exhibit 11: Statements regarding computation of per share earnings:

            A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 19: Report furnished to security holders:

            A copy of the Registrant's Shareholders Report for the fiscal quarter ended December 31, 1995, is attached hereto as Exhibit 19.


Exhibit 27: Financial data schedules:

            This information is filed only in the electronic filing.

                                                             EXHIBIT 10(H)

                                                           (CONFORMED COPY)

                              AMENDMENT NO. 2 TO
                AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT


     AMENDMENT NO. 2, DATED AS OF DECEMBER 22, 1995 (this "Amendment"), TO AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT, dated as of December 30, 1994, as amended by that certain Amendment No. 1., dated as of September 15, 1995 (as so amended, the "Credit Agreement"), among OUTBOARD MARINE CORPORATION (the "Company"), certain financial institutions parties hereto (each a "Bank" and collectively, the "Banks"), THE FIRST NATIONAL BANK OF CHICAGO, as agent for the Banks (in such capacity, the "Agent"), and BANK OF AMERICA ILLINOIS, as co-agent for the Banks (in such capacity, the "Co-Agent").

     WHEREAS, the Company, the Banks, the Agent and the Co-Agent have entered into the Credit Agreement;

     WHEREAS, the Company, the Banks, the Agent and the Co-Agent desire to amend the Credit Agreement as set forth herein;

     NOW, THEREFORE, in consideration of the premises made hereunder, and for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto, intending to be legally bound, hereby agree as follows:

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

     2. Section 1.01. The following definitions in Section 1.01 of the Credit Agreement are amended in the following manner:

        (a) The definition of "Indebtedness for Borrowed Money" is hereby amended to insert the phrase "other than the Performance Guaranty," immediately following the heading "(iv)" where it appears in the first sentence therein.

        (b) The following definition is hereby inserted immediately following the definition of "Percentage Share" contained in Section 1.01:

            `"Performance Guaranty" means that certain Performance Guaranty, dated as of December 22, 1995, executed and delivered by the Company in favor of its wholly-owned Subsidiary, Outboard Marine Receivables Corp., a Delaware corporation ("OMRC"), pursuant to which the Company guarantees certain performance obligations in connection with the sale of accounts receivable permitted under Section 6.04(h) by certain of its Subsidiaries to OMRC including, without limitation, customary indemnities, representations and warranties but excluding, as a general matter, collectibility of such accounts, as such Performance Guaranty may be amended, restated, supplemented or otherwise modified from time to time.'

        (c) The definition of "Standard & Poor's" shall be deleted in its entirety and restated as follows:

            `"Standard & Poor's" means Standard & Poor's Ratings Services, a division of The McGraw Hill Companies, Inc.'

        (d) The definition of "Termination Date" shall be deleted in its entirety and restated as follows:

            `"Termination Date" means the earliest to occur of

            (a) December 31, 1998, or such later date to which the Termination Date is extended pursuant to Section 2.21 hereof,

            (b) the date on which, prior to the date set forth in (a) above, the Credit terminates in accordance with a notice to that effect given to the Agent by the Company pursuant to Section 2.13, and

            (c) the date on which the Credit is terminated or accelerated pursuant to Article VII.'

     3. Section 2.04. Clause (a) of Section 2.04 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

        "(a) The outstanding principal balance of each Advance shall bear interest to but excluding the last day of the Interest Period therefor at a rate per annum equal to the Base Rate selected by the Company plus the Applicable Margin set forth below for each Base Rate, which corresponds to the lower of the most recently published final Standard & Poor's or Moody's rating for the Company's senior long-term unsecured public debt (without credit enhancement) in effect four (4) Banking Days before the applicable date of Borrowing:

                       Reference Rate     LIBOR Rate     CD Rate
                       --------------     ----------     -------
   Equal to or Better
   than BBB and Baa2         0%              .25%         .375%

   Equal to or Better
   than BBB- and Baa3        0%              .35%         .475%

   Equal to or Better
   than BB+ and Ba1          0%              .50%         .625%

   Equal to or Better
   than BB
   and Ba2                   0%              .625%        .750%

   Lower than BB
   or Ba2                   .0%             1.00%        1.125%"

     4. Section 2.07. Clause (a) of Section 2.07 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

        "(a) For the period from December 22, 1995 to but excluding the Termination Date, the Company shall pay to the Agent for the account of the Banks a facility fee at a rate per annum equal to the percentage set forth below of the Aggregate Commitment for the lower of the most recently published final Standard & Poor's or Moody's rating of the Company's senior long-term unsecured public debt (without credit enhancement) in effect on the last day of the then ending fiscal quarter of the Company. The facility fee shall be due quarterly in arrears, and each payment shall be made within five (5) days following the end of each calendar quarter, and the last payment shall be due and paid on the Termination Date. The applicable rate shall be the rate set forth below:

   Equal to or     Equal to or      Equal to or    Equal to or
   Better than     Better than      Better than    Better than    Lower than
   BBB and Baa2    BBB- and Baa3    BB+ and Ba1    BB and Ba2     BB or Ba2

      .15%            .20%             .25%           .25%          .375%"

     5. Section 2.20. Clause (g) of Section 2.20 of the Credit
Agreement is hereby deleted in its entirety and replaced with the following:

        "(g) Compensation for Facility Letters of Credit. The Company shall pay to the Agent, for the ratable account of each Bank, a Letter of Credit Fee in respect of the Facility Letter of Credit then being issued in accordance with the following schedule, based on the lower of the most recently published final Standard & Poor's or Moody's rating of the Company's senior long-term unsecured public debt (without credit enhancement) in effect on the day such Facility Letter of Credit is issued. For Existing Letters of Credit, the Letter of Credit Fee will commence on the Closing Date and be payable in accordance with the following schedule. Promptly upon its receipt of such Letter of Credit Fee, the Agent shall promptly pay to each Bank, in immediately available funds, an amount equal to such Bank's Percentage Share thereof.

                              Letter of Credit Fee

                      For the period from and       For the period from and
                      including the Closing Date    including 12/22/95 and
                      to but excluding 12/22/95     thereafter
                      --------------------------    -----------------------
   Equal to or Better
   than BBB and Baa2           .30%                          .25%

   Equal to or Better
   than BBB- and Baa3          .40%                          .35%

   Equal to or Better
   than BB+ and Ba1            .70%                          .50%

   Equal to or Better
   than BB and Ba2             .90%                          .625%

   Lower than BB or Ba2       1.00%                         1.00%

   Any Issuer shall have the right to receive, for its own account, (i) in respect of each Facility Letter of Credit issued by it, a fee in the amount of 1/4 of 1% per annum of the maximum face amount of such Facility Letter of Credit ("Issuer's Fee"), and (ii) all of its reasonable and customary costs of issuing and servicing the Facility Letters of Credit. The Letter of Credit Fee and the Issuer's Fee shall begin to accrue on the Issuance Date or, for Existing Letters of Credit, commencing on the Closing Date and shall be payable quarterly in arrears."

     6. Section 2.21. Section 2.21 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

           "2.21. Extension of Termination Date. The Company may, by notice to the Agent (each such notice being an "Extension Notice") given no later than October 31, 1996 but not sooner than October 1, 1996, extend the Termination Date to a date one year after the then applicable Termination Date; provided, however, that such extension shall not be effective unless all of the Banks consent to such extension by written notice to the Agent within 30 days of the Agent's receipt of the Extension Notice. Failure to respond shall be deemed a rejection of the extension request. The Agent shall notify each Bank of its receipt of an Extension Notice within two (2) Business Days after the Agent's receipt thereof. The Company may deliver only one (1) Extension Notice during the term of this Agreement. In no event may the Termination Date be extended beyond December 31, 1999. If less than 100% of the Banks consent to the proposed extension, the Commitments of the Banks shall terminate on the then effective Termination Date without giving effect to such proposed extension."

     7. Section 6.04. Clause (h) of Section 6.04 of the Credit Agreement is hereby deleted in its entirety and replaced with the following:

        "(h) (1) sales of receivables by the Company or any Consolidated Subsidiary to any Consolidated Subsidiary; and (2) sales of receivables by the Company or any Consolidated Subsidiary to any Person other than a Consolidated Subsidiary (i) in such amounts that at any one time the aggregate unpaid amount of accounts receivable so sold shall not exceed One Hundred Twenty-five Million Dollars ($125,000,000); (ii) the consideration received by the applicable transferor for such sales of accounts receivable includes cash, cash equivalents and marketable securities in an amount not less than fifty percent (50%) of the outstanding principal amount (excluding rebates) of such accounts; (iii) not more than twenty percent (20%) of the consideration received by the applicable transferor for such sales of accounts receivable consists of promissory notes (whether subordinated or otherwise restricted in payment) against which the purchaser of such accounts receivable may offset the principal amount of uncollected accounts receivable; and (iv) the amount of any recourse (other than customary representations and warranties made by the applicable transferor with respect to such receivables) to the applicable transferor established in connection with such sale of receivables does not exceed 10% of the face amount of the receivables sold."

     8. Effective Date. This Amendment shall become effective as of the date first above written (the "Effective Date") upon receipt by the Agent of counterparts of this Amendment duly executed by the Company, the Banks, the Co-Agent and the Agent.

     9. Company Representations. The Company hereby represents and warrants that, as of the Effective Date, (i) the execution, delivery and performance of this Amendment are within the Company's corporate powers and have been duly authorized by all requisite corporate action, (ii) the Credit Agreement (both prior to and after the effectiveness of this Amendment), each Note and any and all other agreements, documents, certificates and other instruments executed in connection therewith are in full force and effect and constitute the valid and binding obligations of the Company, (iii) the representations of the Company set forth in Article IV (other than Sections 4.09 and 4.13(a)) are true and correct in all material respects on and as of the Effective Date, and (iv) the Company is in compliance with all of the terms and conditions in the Credit Agreement to be performed or observed on its part and no Default or Event of Default has occurred and is continuing under the Credit Agreement.

     10. Effect of Amendment. The parties agree that, except as amended hereby, the Credit Agreement shall remain in full force and effect in accordance with its terms. From and after the Effective Date, any reference to the Credit Agreement shall be deemed to be a reference to the Credit Agreement as amended by this Amendment.

     11. Counterparts. This Amendment may be executed in any number of counterparts, each of which shall constitute an original, but all of which when taken together shall constitute but one instrument.

     12. Governing Law. This Amendment shall be governed by and construed in accordance with the laws of the State of Illinois.

     13. Fees and Expenses. The Company agrees to pay all out-of-pocket fees and expenses of the Agent (including the fees and expenses of counsel) incurred in the negotiation, drafting and execution of this Amendment.

     IN WITNESS WHEREOF, the Company, the Agent, the Co-Agent and the Banks have caused this Amendment to be duly executed by their respective authorized officers as of the day and year first above written.


                         OUTBOARD MARINE CORPORATION

                         By: /s/: JAMES R. MAURICE
                            ----------------------
                         Name:    James R. Maurice
                         Title:   Vice President and Controller


                         THE FIRST NATIONAL BANK OF CHICAGO,
                         individually and as Agent

                         By: /s/: DEBORAH E. STEVENS
                            ------------------------
                         Name:    Deborah E. Stevens
                         Title:   Authorized Agent


                         BANK OF AMERICA ILLINOIS,
                         individually and as Co-Agent

                         By: /s/: MICHAEL G. HEALY
                             ---------------------
                         Name:    Michael G. Healy
                         Title:   Vice President


                         ROYAL BANK OF CANADA

                         By: /s/: MOLLY DRENNAN
                             ------------------
                         Name:    Molly Drennan
                         Title:   Vice President


                         THE BANK OF NEW YORK

                         By: /s/: SARAH POWELL-GOLDMAN
                             -------------------------
                         Name:    Sarah Powell-Goldman
                         Title:   Assistant Vice President

                         NBD BANK, N.A.

                         By: /s/: JENNY GILPIN
                             -----------------
                         Name:    Jenny Gilpin
                         Title:   Second Vice President


                         ABN AMRO BANK N.V.

                         By: /s/: JOHN WM. STRANGER
                             ----------------------
                         Name:    John Wm. Stranger
                         Title:   Group Vice President

                         By: /s/: R. MICHIEL SCHWARTZ
                             -----------------------
                         Name:    R. Michiel Schwartz
                         Title:   Vice President


                         THE BANK OF NOVA SCOTIA

                         By: /s/: F. C. H. ASHBY
                             -------------------
                         Name:    F. C. H. Ashby
                         Title:   Senior Manager Loan Operations


                         FIRSTAR BANK MILWAUKEE, N.A.

                         By: /s/: F. R. DENGEL
                             -----------------
                         Name:    F. R. Dengel
                         Title:   Vice President

                                                             EXHIBIT 10(I)

                        RECEIVABLES PURCHASE AGREEMENT

                         Dated as of December 22, 1995

                                     Among

                      OUTBOARD MARINE RECEIVABLES CORP.,
                                   as Seller

                                      and

                   PREFERRED RECEIVABLES FUNDING CORPORATION
                                      and

                   THE FINANCIAL INSTITUTIONS PARTY HERETO,
                                 as Investors

                                      and

                      THE FIRST NATIONAL BANK OF CHICAGO,
                                   as Agent

                               TABLE OF CONTENTS

ARTICLE I
     AMOUNTS AND TERMS OF THE PURCHASES
     Section 1.1. Purchase Facility...........................................
     Section 1.2. Making Incremental Purchases................................
     Section 1.3. Selection of Tranche Periods and Discount Rates.............
     Section 1.5. Dividing or Combining Receivable Interests..................
     Section 1.6. Reinvestment Purchases......................................
     Section 1.7. Liquidation Settlement Procedures...........................
     Section 1.8. Deemed Collections..........................................
     Section 1.9. Discount; Payments and Computations, Etc....................
     Section 1.10. Maximum Aggregate Receivables Interest.....................
     Section 1.11. Seller's Extinguishment....................................
     Section 1.12. Servicer Fee...............................................

ARTICLE II
    LIQUIDITY FACILITY
    Section 2.1. Transfer to Investors........................................
    Section 2.2. Transfer Price Reduction Discount............................
    Section 2.3. Payments to PREFCO...........................................
    Section 2.4. Limitation on Commitment to Purchase from PREFCO.............
    Section 2.5. Defaulting Investors.........................................

ARTICLE III
     REPRESENTATIONS AND WARRANTIES
     Section 3.1. Seller Representations and Warranties.......................
           (a) Corporate Existence and Power..................................
           (b) No Conflict....................................................
           (c) Governmental Authorization.....................................
           (d) Binding Effect.................................................
           (e) Accuracy of Information........................................
           (f) Use of Proceeds................................................
           (h) Good Title; Perfection.........................................
           (i) Places of Business.............................................
           (j) Collection Banks; Etc..........................................
           (k) Material Adverse Effect........................................
           (l) Names..........................................................
           (m) Actions, Suits.................................................
           (n) Credit and Collection Policies.................................
           (o) Payments to Originators........................................
           (p) Ownership of the Seller........................................
           (q) Not an Investment Company......................................
     Section 3.2. Investor Representations and Warranties.....................
           (a) Existence and Power............................................
           (b) No Conflict....................................................
           (c) Governmental Authorization.....................................
           (d) Binding Effect.................................................

ARTICLE IV
     CONDITIONS OF PURCHASES
     Section 4.1. Conditions Precedent to Initial Purchase....................
     Section 4.2. Conditions Precedent to All Purchases and Reinvestments.....

ARTICLE V
     COVENANTS
     Section 5.1. Affirmative Covenants of Seller.............................
           (a) Financial Reporting............................................
           (b) Notices........................................................
           (c) Compliance with Laws...........................................
           (d) Audits.........................................................
           (e) Keeping and Marking of Records and Books.......................
           (f) Compliance with Contracts and Credit and Collection Policy.....
           (g) Purchase of Receivables from the Originators...................
           (h) Ownership Interest.............................................
           (i) Payment to the Originators.....................................
           (j) Performance and Enforcement of Transfer Agreement..............
           (k) Purchasers' Reliance...........................................
           (l) Collections....................................................
           (m) Minimum Net Worth..............................................
     Section 5.2. Negative Covenants of Seller................................
           (a) Name Change, Offices, Records and Books of Accounts............
           (b) Change in Payment Instructions to Obligors.....................
           (c) Modifications to Contracts and Credit and Collection Policy....
           (d) Sales, Liens, Etc..............................................
           (e) Nature of Business; Other Agreements; Other Indebtedness.......
           (f) Amendments to Transfer Agreement...............................
           (g) Amendments to Corporate Documents..............................
           (h) Merger.........................................................

ARTICLE VI
     ADMINISTRATION AND COLLECTION
     Section 6.1. Designation of Servicer.....................................
     Section 6.2. Duties of Servicer..........................................
     Section 6.3. Collection Notices..........................................
     Section 6.4. Responsibilities of the Seller..............................
     Section 6.5. Reports.....................................................

ARTICLE VII
     SERVICER DEFAULTS
     Section 7.1. Servicer Default............................................

ARTICLE VIII
     INDEMNIFICATION
     Section 8.1. Indemnities by the Seller...................................
     Section 8.2. Increased Cost and Reduced Return...........................
     Section 8.3. Other Costs and Expenses Relating to this Agreement.........
     Section 8.4. Other Costs and Expenses Relating to PREFCO; Allocations....

ARTICLE IX
     THE AGENT
     Section 9.1. Authorization and Action....................................
     Section 9.2. Delegation of Duties........................................
     Section 9.3. Exculpatory Provisions......................................
     Section 9.4. Reliance by Agent...........................................
     Section 9.5. Non-Reliance on Agent and Other Purchasers..................
     Section 9.6. Reimbursement and Indemnification...........................
     Section 9.7. Agent in its Individual Capacity............................
     Section 9.8. Successor Agent.............................................

ARTICLE X
     ASSIGNMENTS; PARTICIPATIONS
     Section 10.1. Assignments................................................
     Section 10.2. Participations.............................................

ARTICLE XI
     MISCELLANEOUS
     Section 11.1. Waivers and Amendments.....................................
     Section 11.2  Notices....................................................
     Section 11.3. Ratable Payments...........................................
     Section 11.4. Protection of Ownership Interests of the Purchasers........
     Section 11.5. Confidentiality............................................
     Section 11.6. Bankruptcy Petition........................................
     Section 11.7. Limitation of Liability....................................
     SECTION 11.8. CHOICE OF LAW..............................................
     SECTION 11.9. CONSENT TO JURISDICTION....................................
     SECTION 11.10. WAIVER OF JURY TRIAL......................................
     Section 11.11. Integration; Survival of Terms............................
     Section 11.12. Counterparts; Severability................................
     Section 11.13. First Chicago Roles.......................................
     Section 11.14. Characterization..........................................

                       OUTBOARD MARINE RECEIVABLES CORP.
                        RECEIVABLES PURCHASE AGREEMENT

     This Receivables Purchase Agreement dated as of December 22, 1995 is among OUTBOARD MARINE RECEIVABLES CORP., a Delaware corporation (the "Seller"), the Investors, Preferred Receivables Funding Corporation ("PREFCO") and The First National Bank of Chicago, as Agent. Unless defined elsewhere herein, capitalized terms used in this Agreement shall have the meanings assigned to such terms in Exhibit I hereto.


                            PRELIMINARY STATEMENTS

     The Seller desires to transfer and assign Receivable Interests to the Purchasers from time to time.

     PREFCO may, in its absolute and sole discretion, purchase Receivable Interests from the Seller from time to time.

     Investors shall, at the request of the Seller, purchase Receivable Interests from time to time. In addition, the Investors have agreed to provide a liquidity facility to PREFCO.

     The First National Bank of Chicago has been requested and is willing to act as Agent on behalf of PREFCO and the Investors in accordance with the terms hereof.


                                   ARTICLE I
                      AMOUNTS AND TERMS OF THE PURCHASES

        Section 1.1. Purchase Facility. (a) Upon the terms and subject to the conditions hereof, the Seller may, at its option, sell and assign Receivable Interests to the Agent for the benefit of the Purchasers. PREFCO may, at its option, instruct the Agent to purchase on behalf of PREFCO, or if PREFCO shall decline to purchase, the Agent shall purchase on behalf of the Investors, Receivable Interests from time to time during the period from the date hereof to but not including the Facility Termination Date. The Seller hereby assigns, transfers and conveys to the Agent for the benefit of the relevant Purchaser or Purchasers, and the Agent hereby acquires all of the Seller's right, title and interest in and to the Receivable Interests.

        (b) The Seller may, upon at least five days' notice to the Agent, terminate in whole or reduce in part ratably among the Investors the unused portion of the Purchase Limit; provided that each partial reduction of the Purchase Limit shall be in an amount equal to $5,000,000 or an integral multiple thereof.

       Section 1.2. Making Incremental Purchases. The Seller shall provide the Agent with a purchase notice, in substantially the form of Exhibit IX hereto (each a "Purchase Notice"), at least three Business Days prior to each Incremental Purchase. Each Purchase Notice shall, except as set forth below, be irrevocable and shall specify the requested Purchase Price (which shall not be less than $5,000,000) and date of such Incremental Purchase, together with the duration of the initial Tranche Period and the initial Discount Rate related thereto. Following receipt of a Purchase Notice, the Agent will determine whether PREFCO agrees to make the purchase. If PREFCO declines to make a proposed purchase, the Agent shall promptly advise the Seller and the Servicer, and the Seller may thereupon cancel the Purchase Notice or the Incremental Purchase of the Receivable Interests will be made by the Investors. On the date of each Incremental Purchase, upon satisfaction of the applicable conditions precedent set forth in Article IV, PREFCO or each Investor, as applicable, shall deposit to the Facility Account, in immediately available funds, no later than 12:00 noon (Chicago time), an amount equal to (i) in the case of PREFCO, the aggregate Purchase Price of each Receivable Interests PREFCO is then purchasing or (ii) in the case of an Investor, such Investor's Pro Rata Share of the aggregate Purchase Price of each of the Receivable Interests the Investors are purchasing.

        Section 1.3. Selection of Tranche Periods and Discount Rates. (a) Each Receivable Interest shall at all times have an associated amount of Capital, a Discount Rate and Tranche Period applicable to it. Not less than $5,000,000 of Capital may be allocated to any single Receivable Interest. The Seller shall request Discount Rates and Tranche Periods for the Receivable Interests of the Purchasers. The Seller may select the CP Rate, with the concurrence of the Agent, or the Base Rate for the Receivable Interests of PREFCO and the LIBO Rate or the Base Rate for the Receivable Interests of the Investors. The Seller shall by 9:00 a.m. (Chicago time), (i) at least three Business Days prior to the expiration of any then existing Tranche Period with respect to which the LIBO Rate is being requested as a new Discount Rate, (ii) at least one Business Day prior to the expiration of any then existing Tranche Period with respect to which the CP Rate is being requested as a new Discount Rate and (iii) at least one Business Day prior to the expiration of any Tranche Period with respect to which the Base Rate is being requested as a new Discount Rate, give the Agent irrevocable notice of the new Tranche Period and Discount Rate for the Receivable Interest associated with such expiring Tranche Period. The Agent shall, promptly following its knowledge thereof, advise the Seller in any instance if the Tranche Period selected by the Seller at any time is not acceptable to PREFCO or the Investors, as applicable. If the Seller fails to request timely a Discount Rate and/or a Tranche Period for any Receivable Interest pursuant to the terms of this Section 1.3, or the Seller and the Agent fail to agree on an acceptable duration for any Tranche Period, the Discount Rate shall be the CP Rate (if PREFCO is the applicable Purchaser) or the Base Rate, in the Agent's sole discretion, and the applicable Tranche Period shall be a period of one day commencing on the day requested in the Purchase Notice or the last day of the then expiring Tranche Period for such Receivable Interest, as applicable. Until the Seller gives notice to the Agent of another Discount Rate, the initial Discount Rate for any Receivable Interest transferred to the Investors pursuant to Section 2.1 shall be the Base Rate.

       (b) If any Investor notifies the Agent that it has determined that funding its Pro Rata Share of the Receivable Interests of the Investors at a LIBO Rate would violate any applicable law, rule, regulation, or directive of any governmental or regulatory authority, whether or not having the force of law, or that (i) deposits of a type and maturity appropriate to match fund its Receivable Interests at such LIBO Rate are not available or (ii) such LIBO Rate does not accurately reflect the cost of acquiring or maintaining a Receivable Interest at such LIBO Rate, then the Agent shall suspend the availability of such LIBO Rate and require the Seller to select a new Discount Rate for any Receivable Interest accruing Discount at such LIBO Rate.

       Section 1.4. Percentage Evidenced by Receivable Interests. (a) Each Receivable Interest shall be initially computed on its date of purchase. Thereafter, until its Liquidation Day, each Receivable Interest shall be automatically recomputed (or deemed to be recomputed) on each day prior to its Liquidation Day. The variable percentage represented by any Receivable Interest as computed (or deemed recomputed) as of the close of business on the day immediately preceding its Liquidation Day shall remain constant at all times after such Liquidation Day.


       (b) If any Receivable Interest would otherwise be reduced or increased on any day on account of newly arising Collections or Receivables, the Agent may prevent that reduction by notifying the Servicer on such day that the Net Receivables Balance for such Receivable Interest will include only the number or portion of Receivables or Collections arising on such day as shall cause the percentage evidenced by such Receivable Interest to remain constant. The remainder of the Receivables, Collections or portion thereof arising on such day shall be treated as arising on the next succeeding Business Day.

       Section 1.5. Dividing or Combining Receivable Interests. The Seller or the Agent may, upon notice to and consent by the other received not later than the applicable time required under Section 1.3(a) prior to the end of a Tranche Period for any Receivable Interest, take any of the following actions with respect to such Receivable Interest: (i) divide the Receivable Interest into two or more Receivable Interests having aggregate Capital equal to the Capital of such divided Receivable Interest, (ii) combine the Receivable Interest with another Receivable Interest with a Tranche Period ending on the same day, creating a new Receivable Interest having Capital equal to the Capital of the two Receivable Interests combined or (iii) combine the Receivable Interest with a Receivable Interest to be purchased on such day by such Purchaser, creating a new Receivable Interest having Capital equal to the Capital of the two Receivable Interests combined, provided that, a Receivable Interest of PREFCO may not be combined with a Receivable Interest of the Investors.

       Section 1.6. Reinvestment Purchases. At any time that any Collection or Collections are received by the Servicer after the initial purchase, or any other Incremental Purchase, of a Receivable Interest hereunder and on or prior to the Liquidation Day of such Receivable Interest, the Seller hereby requests and the Purchasers hereby agree to make, simultaneously with such receipt, a reinvestment (each a "Reinvestment") with that portion of each and every Collection received by the Servicer that is part of such Receivable Interest, such that after giving effect to such Reinvestment, the amount of the Capital of such Receivable Interest immediately after any such receipt and corresponding Reinvestment shall be equal to the amount of the Capital immediately prior to such receipt.

       Section 1.7. Liquidation Settlement Procedures. On the Liquidation Day of a Receivable Interest and on each day thereafter, the Servicer shall set aside and hold in trust for the holder of such Receivable Interest, the percentage evidenced by such Receivable Interest of Collections received on such day. On the last day of each Tranche Period of a Receivable Interest after the occurrence of its Liquidation Day, the Servicer shall remit to the Agent's account the amounts set aside pursuant to the preceding sentence, together with any remaining amounts set aside pursuant to Section 1.8 prior to such day, but not to exceed the sum of (i) the accrued Discount for such Receivable Interest, (ii) the Capital of such Receivable Interest, (iii) the aggregate of all other amounts then owed hereunder by Seller to the Purchasers, and (iv) the accrued Servicer Fee for such Receivable Interest. If there shall be insufficient funds on deposit for the Servicer to distribute funds in payment in full of the aforementioned amounts, the Servicer shall distribute funds first, to reimbursement of the Agent's costs of collection and enforcement of this Agreement, second, in reduction of the Capital of the Receivable Interests, third, in payment of all accrued Discount for the Receivable Interests, fourth, in payment of all other amounts payable to the Purchasers, and fifth, to the Servicer in payment of all accrued Servicer Fee in respect of such Receivable Interest. Collections allocated to the Receivable Interests of the Investors shall be shared ratably by the Investors in accordance with their Pro Rata Shares. Collections applied to the payment of fees, expenses, Discount and all other amounts payable by the Seller to the Agent and the Purchasers hereunder shall be allocated ratably among the Agent and the Purchasers in accordance with such amounts owing to each of them. To the extent Collections are available for such purpose in accordance with the foregoing, the accrued Servicer Fee in respect of each Receivable Interest shall be remitted to the Servicer. Following the date on which the Aggregate Unpaids are reduced to zero, the Servicer shall pay to Seller any remaining Collections set aside and held by the Servicer pursuant to this Section 1.7.

       Section 1.8. Deemed Collections. If on any day the Outstanding Balance of, or Finance Charges in respect of, a Receivable is either (x) reduced as a result of any defective or rejected goods or services, any cash discount or any adjustment by the Seller, any Designated Servicer or any Originator or (y) reduced or canceled as a result of a setoff in respect of any claim by any Person (whether such claim arises out of the same or a related transaction or an unrelated transaction), the Seller shall be deemed to have received on such day a Collection of such Receivable in the amount of such reduction or cancellation. If on any day any of the representations or warranties in
Article III are no longer true with respect to a Receivable, the Seller shall be deemed to have received on such day a Collection of such Receivable in full. If the Seller receives any Collections or is deemed to receive Collections pursuant to this Section 1.8 or otherwise, the Seller shall immediately pay such Collections or deemed Collections to the Servicer and, at all times prior to such payment, such Collections shall be held in trust by the Seller for the exclusive benefit of the Purchasers and the Agent.

       Section 1.9. Discount; Payments and Computations, Etc. (a) Discount shall accrue for each Receivable Interest for each day occurring during the Tranche Period for such Receivable Interest. On the last day of each Tranche Period the Seller shall pay to the Agent an amount equal to the accrued and unpaid Discount for such Tranche Period.

       (b) Notwithstanding any limitation on recourse contained in this Agreement, the Seller shall pay to the Agent, for the account of the relevant Purchaser, such fees as set forth in the Fee Letter (which fees shall be sufficient to pay the Investor Fees), all amounts payable as Discount, all amounts payable pursuant to Article VIII, if any, all Servicer costs, if any, payable pursuant to Section 6.2 and on demand therefor, any Early Collection Fee. If any Person fails to pay any amount when due hereunder, such Person agrees to pay, on demand, the Default Fee.

       (c) All amounts to be paid or deposited by any Person hereunder shall be paid or deposited in accordance with the terms hereof no later than 12:00 noon (Chicago time) on the day when due in immediately available funds; if such amounts are payable to a Purchaser they shall be paid to the Agent, for the account of such Purchaser, at One First National Plaza, Chicago, Illinois 60670 until otherwise notified by the Agent. The Agent shall, in accordance with its customary practice, provide invoices from time to time to the Seller in respect of Discount and other fees and expenses payable by the Seller hereunder. In the event the Seller shall at any time fail to pay any amount when due hereunder, the Agent may, on notice to the Seller, debit the Facility Account for such amount. All computations of Discount and per annum fees hereunder and under the Fee Letter shall be made on the basis of a year of 360 days for the actual number of days elapsed (including the first but excluding the last day). All per annum fees shall be payable monthly in arrears. If any amount hereunder shall be payable on a day which is not a Business Day, such amount shall be payable on the next succeeding Business Day.

       Section 1.10. Maximum Aggregate Receivables Interest. (a) The Seller shall ensure that the aggregate Receivable Interests of the Purchasers shall at no time exceed 100%. If, on any day, the aggregate Receivable Interests of the Purchasers exceeds 100%, the Seller shall immediately pay to the Agent an amount to be applied to reduce the Capital of the Receivable Interests, such that after giving effect to such payment the aggregate of the Receivable Interest equals or is less than 100%; provided that in the event the aggregate Receivable Interests shall exceed 100% by reason of the circumstances described in Section 1.10(b) below, the procedures set forth therein shall apply. Such amount shall be applied to the reduction of the Capital of the Receivable Interests ratably in accordance with the percentages of the Receivable Interests. Any amounts received by the Investors pursuant to the preceding sentence shall be applied ratably in accordance with their Pro Rata Shares.
The Seller hereby grants to the Agent for the ratable benefit of the Purchasers a security interest in all of its interest in the Receivables, Related Security, Collections and proceeds thereof to secure payment of the

Aggregate Unpaids, including its indemnity obligations under Article VIII and all other obligations owed hereunder to the Purchasers.

        (b) If at any time either

              (i) the aggregate payment obligations of the Originators arising during the period of 12 consecutive months then most recently ended for the repurchase of inventory sold to any Person under or in connection with any Floor Plan Program shall exceed an amount equal to 10% of the Outstanding Balance of all Receivables as of the last day of such period that are financed under any Floor Plan Program; or

              (ii) OMC shall at any time fail to maintain a ratio of (a) EBIT net of cash interest income (excluding interest income earned on dealer financing) to (b) Interest Expense, net of cash interest income (excluding interest income earned on dealer financing), of not less 2.50 to 1.00 as of the last day of each calendar quarter, as measured in each case on a consolidated basis for the twelve-month period ending on the last day of such calendar quarter, all Floor Plan Receivables shall thereupon cease to be Eligible Receivables for purposes of this Agreement and the Receivables Interests shall be recomputed. If the aggregate Receivable Interests of the Purchasers, after giving effect to such recomputation, shall exceed 100%, all Purchases and Reinvestments shall cease and a Liquidation Day shall be deemed to have occurred. Thereafter, until such time as the aggregate Receivable Interests of the Purchasers shall be less than or equal to 100%, the settlement procedures set forth in Section 1.7 shall apply.

       For purposes of this Section 1.10(b), "EBIT" means for any period of determination the sum of (a) the amount shown on the consolidated income statement of OMC and its consolidated subsidiaries as its "net earnings (loss)" before deduction of taxes, (b) all accrued interest paid or payable by OMC and its consolidated subsidiaries, (c) any extraordinary losses, and (d) amortization of goodwill and intangibles associated with any acquisition minus any extraordinary gains, all calculated on a consolidated basis.

       Section 1.11. Seller's Extinguishment. The Seller shall have the right, on five (5) Business Days' written notice to the Agent, at any time following the reduction of the Capital to a level that is less than five percent (5%) of the original Purchase Limit, to repurchase from the Purchasers all, and not part, of the then outstanding Receivable Interests. The purchase price in respect thereof shall be an amount equal to the Aggregate Unpaids through the date of such repurchase, payable in immediately available funds. Such repurchase shall be without representation, warranty or recourse of any kind by, on the part of or against any Purchaser or Agent.

       Section 1.12. Servicer Fee. Each Purchaser shall pay to the Servicer a collection fee (the "Servicer Fee") of two percent (2%) per annum on the average daily amount of Capital of each Receivable Interest, from the date such Receivable Interest arises until the date on which such Receivable Interest shall be reduced to zero, payable on the last day of each Tranche Period for such Receivable Interest; provided, however, that upon three Business Days' notice to the Agent, the Servicer may (if not a Designated Servicer) elect to be paid as such fee another percentage per annum on the average daily amount of Capital of each such Receivable Interest but in no event in excess of 110% of the actual and reasonable costs and expenses related to servicing , collecting and administering the Receivables; and provided, further, that such fee in any event shall be payable only from Collections pursuant to, and subject to the priority of payment set forth in, Section 1.7.

                                  ARTICLE II
                              LIQUIDITY FACILITY

       Section 2.1. Transfer to Investors. Each Investor hereby agrees, subject to Section 2.4, that immediately upon written notice from PREFCO delivered on or prior to the Liquidity Termination Date, it shall acquire by assignment from PREFCO, without recourse or warranty, its Pro Rata Share of one or more of the Receivable Interests of PREFCO as specified by PREFCO. Each Investor shall promptly pay to the Agent at an account designated by the Agent, for the benefit of PREFCO, its Acquisition Amount. Unless an Investor has notified the Agent that it does not intend to pay its Acquisition Amount, the Agent may assume that such payment has been made and may, but shall not be obligated to, make the amount of such payment available to PREFCO in reliance upon such assumption. PREFCO hereby sells and assigns to the Agent for the ratable benefit of the Investors, and the Agent hereby purchases and assumes from PREFCO, effective upon the receipt by PREFCO of the PREFCO Transfer Price, the Receivable Interests of PREFCO which are the subject of any transfer pursuant to this Article II.

       Section 2.2. Transfer Price Reduction Discount. If the Adjusted Liquidity Price is included in the calculation of the PREFCO Transfer Price for any Receivable Interest, each Investor agrees that the Agent shall pay to PREFCO the Reduction Percentage of any Discount received by the Agent with respect to such Receivable Interest.

       Section 2.3. Payments to PREFCO. In consideration for the reduction of the PREFCO Transfer Prices by the PREFCO Transfer Price Reductions, effective only at such time as the aggregate amount of the Capital of the Receivable Interests of the Investors equals the PREFCO Residual, each Investor hereby agrees that the Agent shall not distribute to the Investors and shall immediately remit to PREFCO any Discount, Collections or other payments received by it to be applied pursuant to the terms hereof or otherwise to reduce the Capital of the Receivable Interests of the Investors.

       Section 2.4. Limitation on Commitment to Purchase from PREFCO. Notwithstanding anything to the contrary in this Agreement, no Investor shall have any obligation to purchase any Receivable Interest from PREFCO, pursuant to Section 2.1 or otherwise, if: (i) PREFCO shall have voluntarily commenced any proceeding or filed any petition under any bankruptcy, insolvency or similar law seeking the dissolution, liquidation or reorganization of PREFCO or taken any corporate action for the purpose of effectuating any of the foregoing; or (ii) involuntary proceedings or an involuntary petition shall have been commenced or filed against PREFCO by any Person under any bankruptcy, insolvency or similar law seeking the dissolution, liquidation or reorganiza-tion of PREFCO and such proceeding or petition shall have not been dismissed.

       Section 2.5. Defaulting Investors. If one or more Investors defaults in its obligation to pay its Acquisition Amount pursuant to Section 2.1 (each such Investor shall be called a "Defaulting Investor" and the aggregate amount of such defaulted obligations being herein called the "PREFCO Transfer Price Deficit"), then upon notice from the Agent, each Investor other than the Defaulting Investors (a "Non-Defaulting Investor") shall promptly pay to the Agent, in immediately available funds, an amount equal to the lesser of (x) such Non-Defaulting Investor's proportionate share (based upon the relative Commitments of the Non-Defaulting Investors) of the PREFCO Transfer Price Deficit and (y) the unused portion of such Non-Defaulting Investor's Commit-ment. A Defaulting Investor shall forthwith upon demand pay to the Agent for the account of the Non-Defaulting Investors all amounts paid by each Non-Defaulting Investor on behalf of such Defaulting Investor, together with interest thereon, for each day from the date a payment was made by a Non-Defaulting Investor until the date such Non-Defaulting Investor has been paid such amounts in full, at a rate per annum equal to the Federal Funds Effective Rate plus 2%. In addition, without prejudice to any other rights that PREFCO may have under applicable law, each Defaulting Investor shall pay to PREFCO forthwith upon demand, the difference between such Defaulting Investor's unpaid Acquisition Amount and the amount paid with respect thereto by the non-Defaulting Investors, together with interest thereon, for each day from the date of the Agent's request for such Defaulting Investor's Acquisition Amount pursuant to Section 2.1 until the date the requisite amount is paid to PREFCO in full, at a rate per annum equal to the Federal Funds Effective Rate plus 2%.


                                  ARTICLE III
                        REPRESENTATIONS AND WARRANTIES

       Section. 3.1. Seller Representations and Warranties. The Seller hereby represents and warrants to the Purchasers that:

       (a) Corporate Existence and Power. The Seller is a corporation duly organized, validly existing and in good standing under the laws of its state of incorporation, and has all corporate power and all governmental licenses, authorizations, consents and approvals required to carry on its business in each jurisdiction in which its business is conducted.

       (b) No Conflict. The execution, delivery and performance by the Seller of this Agreement and each other Transaction Document, and the Seller's use of the proceeds of purchases made hereunder, are within its corporate powers, have been duly authorized by all necessary corporate action, do not contravene or violate (i) its certificate or articles of incorporation or by-laws, (ii) any law, rule or regulation applicable to it, (iii) any restrictions under any agreement, contract or instrument to which it is a party or by which it or any of its property is bound, or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting it or its property, and do not result in the creation or imposition of any Adverse Claim on assets of the Seller or its Subsidiaries (except created hereunder); and no transaction contemplated hereby requires compliance with any bulk sales act or similar law. This Agreement and each other Transaction Document has been duly authorized, executed and delivered by the Seller.

       (c) Governmental Authorization. Other than the filing of the financing statements required hereunder, no authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by the Seller of the Transaction Documents.

       (d) Binding Effect. The Transaction Documents constitute the legal, valid and binding obligations of the Seller enforceable against the Seller in accordance with their respective terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization or other similar laws relating to or limiting creditors' rights generally.

       (e) Accuracy of Information. All information heretofore furnished by the Seller or any of its Affiliates to the Agent or the Purchasers for purposes of or in connection with this Agreement, any of the other Transaction Documents or any transaction contemplated hereby or thereby is, and all such information hereafter furnished by the Seller or any of its Affiliates to the Purchasers will be, true and accurate in every material respect, on the date such information is stated or certified and does not and will not contain any material misstatement of fact or omit to state a material fact or any fact necessary to make the statements contained therein not misleading.

       (f) Use of Proceeds. No proceeds of any purchase hereunder will be used
(i) for a purpose which violates, or would be inconsistent with, Regulation G, T, U or X promulgated by the Board of Governors of the Federal Reserve System from time to time or (ii) to acquire any security in any transaction which is subject to Section 13 or 14 of the Securities Exchange Act of 1934, as amended.

       (g) Title to Receivables Purchased from Originators. Each Receivable transferred to the Seller has been purchased by the Seller from an Originator in accordance with the terms of the applicable Transfer Agreement, and the Seller has thereby irrevocably obtained all legal and equitable title to, and has the legal right to sell and encumber, such Receivable and the Related Security. Each such Receivable has been transferred to the Seller free and clear of any Adverse Claim. Without limiting the foregoing, there has been duly filed all financing statements or other similar instruments or documents necessary under the UCC of all appropriate jurisdictions (or any comparable law) to perfect the Seller's ownership interest in such Receivable.

       (h) Good Title; Perfection. Immediately prior to each purchase hereunder, the Seller shall be the legal and beneficial owner of the Receivables and Related Security with respect thereto, free and clear of any Adverse Claim, except as created by the Transaction Documents. This Agreement is effective to, and shall, upon each purchase hereunder, transfer to the relevant Purchaser or Purchasers (and such Purchaser or Purchasers shall acquire from the Seller) a valid and perfected first priority undivided percentage ownership interest in each Receivable existing or hereafter arising and in the Related Security and Collections with respect thereto, free and clear of any Adverse Claim, except as created by the Transactions Documents.

       (i) Places of Business. The principal places of business and chief executive office of the Seller and the offices where the Seller keeps all its Records are located at the address(es) listed on Exhibit II or such other locations notified to the Agent in accordance with Section 5.2(a) in jurisdictions where all action required by Section 5.2(a) has been taken and completed. The Seller's Federal Employer Identification Number is correctly set forth on Exhibit II.

       (j) Collection Banks; Etc. Except as otherwise notified to the Agent in accordance with Section 5.2(b), (i) the Seller has instructed, or has caused the Originators to instruct, all Obligors to pay all Collections directly to a lock-box listed on Exhibit III or to wire-transfer or otherwise remit payments directly to a concentration account listed on Exhibit III, (ii) in the case of all proceeds remitted to any such lock-box, such proceeds are deposited directly by a Collection Bank into a concentration account or a depository account listed on Exhibit III, (iii) the names and addresses of all Collection Banks, together with the account numbers of the Collection Accounts of the Seller at each Collection Bank, are listed on Exhibit III, and (iv) from and after January 15, 1996, each lock-box and Collection Account to which Collections are remitted shall be subject to a Collection Account Agreement that is then in full force and effect. In the case of lock-boxes and Collection Accounts identified on Exhibit III which were established by any Originator or by any Person other than the Seller, exclusive dominion and control thereof has been transferred to the Seller. The Seller has not granted any Person, other than the Agent as contemplated by this Agreement, dominion and control of any lock-box or Collection Account, or the right to take dominion and control of any lock-box or Collection Account at a future time or upon the occurrence of a future event.

       (k) Material Adverse Effect. Since September 30, 1995, no event has occurred which would have a Material Adverse Effect.

       (l) Names. In the past five years, the Seller has not used any corporate names, trade names or assumed names other than those listed on
Exhibit II.

       (m) Actions, Suits. There are no actions, suits or proceedings pending, or to the best of the Seller's knowledge, threatened, against or affecting the Seller or any Originator, or any of the respective properties of the Seller or any Originator, in or before any court, arbitrator or other body, which are reasonably likely to (i) adversely affect the collectibility of a material portion of the Receivables, (ii) materially adversely affect the financial condition of the Seller or such Originator or (iii) materially adversely affect the ability of the Seller or such Originator to perform its obligations under the Transaction Documents. Neither the Seller nor any Originator is in default with respect to any order of any court, arbitrator or governmental body.

       (n) Credit and Collection Policies. With respect to each Receivable, each of the applicable Originator, the Seller and the Designated Servicer has complied in all material respects with the Credit and Collection Policy.

       (o) Payments to Originators. With respect to each Receivable transferred to the Seller, the Seller has given reasonably equivalent value to the applicable Originator in consideration for such transfer of such Receivable and the Related Security with respect thereto under the applicable Transfer Agreement and such transfer was not made for or on account of an antecedent debt. No transfer by any Originator of any Receivable is or may be voidable under any Section of the Bankruptcy Reform Act of 1978 (11 U.S.C. Section 101 et seq.), as amended.

       (p) Ownership of the Seller. OMC owns, directly or indirectly, one hundred percent (100%) of the issued and outstanding capital stock of the Seller. Such capital stock is validly issued, fully paid and nonassessable and there are no options, warrants or other rights to acquire securities of the Seller.

       (q) Not an Investment Company. The Seller is not an "investment company" within the meaning of the Investment Company Act of 1940, as amended from time to time, or any successor statute.

       (r) Purpose. The Seller has determined that, from a business viewpoint, the purchase of Receivables and related interests from the Originators under the Transfer Agreements, and the sale of Receivable Interests to the Purchasers and the other transactions contemplated herein, are in the best interest of the Seller.

       Section 3.2. Investor Representations and Warranties. Each Investor hereby represents and warrants to the Agent and PREFCO that:

       (a) Existence and Power. Such Investor is a corporation or a banking association duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation or organization, and has all corporate power to perform its obligations hereunder.

       (b) No Conflict. The execution, delivery and performance by such Investor of this Agreement are within its corporate powers, have been duly authorized by all necessary corporate action, do not contravene or violate (i) its certificate or articles of incorporation or association or by-laws, (ii) any law, rule or regulation applicable to it, (iii) any restrictions under any agreement, contract or instrument to which it is a party or any of its property is bound, or (iv) any order, writ, judgment, award, injunction or decree binding on or affecting it or its property, and do not result in the creation or imposition of any Adverse Claim on its assets. This Agreement has been duly authorized, executed and delivered by such Investor.

       (c) Governmental Authorization. No authorization or approval or other action by, and no notice to or filing with, any governmental authority or regulatory body is required for the due execution, delivery and performance by such Investor of this Agreement.

       (d) Binding Effect. This Agreement constitutes the legal, valid and binding obligation of such Investor enforceable against such Investor in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization or other similar laws relating to or limiting creditors' rights generally.


                                  ARTICLE IV
                            CONDITIONS OF PURCHASES

       Section 4.1. Conditions Precedent to Initial Purchase. The initial purchase of a Receivable Interest under this Agreement is subject to the conditions precedent that the Agent shall have received on or before the date of such purchase those documents listed on Schedule A hereto, including, without limitation, the consent of each Floor Plan Lender as of the date hereof to the assignment of all claims under the applicable Floor Plan Program of each Originator to the Seller, and by the Seller to the Agent for the benefit of the Purchasers hereunder.

       Section 4.2. Conditions Precedent to All Purchases and Reinvestments. Each purchase of a Receivable Interest (other than pursuant to Section 2.1) and each Reinvestment shall be subject to the further conditions precedent that (a) in the case of each such purchase, the Servicer shall have delivered to the Agent on or prior to the date of such purchase, in form and substance satisfactory to the Agent, all Monthly Reports as and when due under Section 6.5; (b) on the date of each such purchase or Reinvestment, the following statements shall be true both before and after giving effect to such purchase or Reinvestment (and acceptance of the proceeds of such purchase or Reinvestment shall be deemed a representation and warranty by the Seller that such statements are then true):

              (i) the representations and warranties set forth in Article III are correct on and as of the date of such purchase or Reinvestment as though made on and as of such date;

              (ii) no event has occurred, or would result from such purchase or Reinvestment, that will constitute a Servicer Default, and no event has occurred and is continuing, or would result from such purchase or Reinvestment, that would constitute a Potential Servicer Default; and

              (iii) the Liquidity Termination Date shall not have occurred, the aggregate Capital of all Receivable Interests shall not exceed the Purchase Limit and the aggregate Receivable Interests shall not exceed 100%;

and (c) the Agent shall have received such other approvals, opinions or documents as it may reasonably request.


                                   ARTICLE V
                                   COVENANTS

       Section 5.1. Affirmative Covenants of Seller. Until the date on which the Aggregate Unpaids have been indefeasibly paid in full, the Seller hereby covenants, individually and in its capacity as Servicer, that:

       (a) Financial Reporting. The Seller will maintain a system of accounting established and administered in accordance with generally accepted accounting principles, and furnish to the Agent:

              (i) Annual Reporting. Within 100 days after the close of each of its fiscal years, financial statements for such fiscal year certified in a manner acceptable to the Agent by the controller of the Seller.

              (ii) Quarterly Reporting. Within 60 days after the close of the first three quarterly periods of each of its fiscal years, balance sheets as at the close of each such period and statements of income and retained earnings and a statement of cash flows for the period from the beginning of such fiscal year to the end of such quarter, all certified by its controller.

              (iii) Compliance Certificate. Together with the financial statements required hereunder, a compliance certificate in substantially the form of Exhibit IV signed by the Seller's controller and dated the date of such annual financial statement or such quarterly financial statement, as the case may be.

              (iv) Notices under Transaction Documents. Forthwith upon its receipt of any notice, request for consent, financial statements, certification, report or other communication under or in connection with any Transaction Document from any Person other than the Agent or any Purchaser, copies of the same.

              (v) Change in Credit and Collection Policy. At least 30 days prior to the effectiveness of any material change in or amendment to the Credit and Collection Policy, a copy of the Credit and Collection Policy then in effect and a notice indicating such change or amendment.

              (vi) Other Information. Such other information (including non-financial information) as the Agent or any Purchaser may from time to time reasonably request.

       (b) Notices. The Seller will notify the Agent in writing of any of the following immediately upon learning of the occurrence thereof, describing the same and, if applicable, the steps being taken with respect thereto:

              (i) Servicer Defaults or Potential Servicer Defaults. The occurrence of each Servicer Default or each Potential Servicer Default, by a statement of the corporate controller or senior financial officer of the Seller.

              (ii) Judgment. The entry of any judgment or decree against the Seller.

              (iii) Litigation. The institution of any litigation, arbitration proceeding or governmental proceeding against the Seller or to which the Seller becomes party.

              (iv) Indebtedness under Transfer Agreements. Any of the following: (A) the execution and delivery by the Seller of any "Revolving Note", or the initial incurrence of any indebtedness by the Seller to any Originator in connection with a "Revolving Loan" made by such Originator, under any Transfer Agreement (such notice to be accompanied by a certified copy of such Revolving Note) or (B) the declaration by any Originator of the "Termination Date" under any Transfer Agreement.

       (c) Compliance with Laws. The Seller will comply in all material respects with all applicable laws, rules, regulations, orders writs, judgments, injunctions, decrees or awards to which it may be subject.

       (d) Audits. The Seller will furnish to the Agent from time to time such information with respect to it and the Receivables as the Agent may reasonably request. The Seller shall, from time to time during regular business hours as requested by the Agent upon reasonable notice, permit the Agent, or its agents or representatives (and shall cause each Originator to permit the Agent or its agents or representatives) (i) to examine and make copies of and abstracts from all Records in the possession or under the control of the Seller or such Originator relating to Receivables and the Related Security, including, without limitation, the related Contracts, and (ii) to visit the offices and properties of the Seller or such Originator for the purpose of examining such materials described in clause (i) above, and to discuss matters relating to the Seller's or such Originator's financial condition or the Receivables and the Related Security or the Seller's performance hereunder, or such Originator's performance under any of the other Transaction Documents, or the Seller's or such Originator's performance under the Contracts with any of the officers or employees of the Seller or such Originator having knowledge of such matters.

       (e) Keeping and Marking of Records and Books.

              (i) The Seller will, and will cause each Originator to, maintain and implement administrative and operating procedures (including, without limitation, an ability to recreate records evidencing Receivables in the event of the destruction of the originals thereof), and keep and maintain all documents, books, records and other information reasonably necessary or advisable for the collection of all Receivables (including, without limitation, records adequate to permit the immediate identification of each new Receivable and all Collections of and adjustments to each existing Receivable). The Seller will, and will cause each Originator to, give the Agent notice of any material change in the administrative and operating procedures referred to in the previous sentence.

              (ii) The Seller will, and will cause each Originator to, (a) on or prior to the date hereof, mark its master data processing records and other books and records relating to the Receivable Interests with a legend, acceptable to the Agent, describing the Receivable Interests and
       (b) upon the request of the Agent (x) mark each Contract with a legend describing the Receivable Interests and (y) deliver to the Agent all Contracts (including, without limitation, all multiple originals of any such Contract) relating to the Receivables.

       (f) Compliance with Contracts and Credit and Collection Policy. The Seller will, and will cause each Originator to, timely and fully (i) perform and comply with all provisions, covenants and other promises required to be observed by it under the Contracts related to the Receivables, and (ii) comply in all material respects with the Credit and Collection Policy in regard to each Receivable and the related Contract. The Seller will, and will cause each Originator to, pay when due any taxes payable in connection with the Receivables.

       (g) Purchase of Receivables from the Originators. With respect to each Receivable purchased under any Transfer Agreement, the Seller shall (or shall cause the applicable Originator to) take all actions necessary to vest legal and equitable title to such Receivable and the Related Security irrevocably in the Seller, including, without limitation, the filing of all financing statements or other similar instruments or documents necessary under the UCC of all appropriate jurisdictions (or any comparable law) to perfect the Seller's interest in such Receivable and such other action to perfect, protect or more fully evidence the interest of the Seller as the Agent may reasonably request.

       (h) Ownership Interest. The Seller shall take all necessary action to establish and maintain a valid and perfected first priority undivided percentage ownership interest in the Receivables and the Related Security and Collections with respect thereto, to the full extent contemplated herein, in favor of the Agent and the Purchasers, including, without limitation, taking such action to perfect, protect or more fully evidence the interest of the Agent and the Purchasers hereunder as the Agent may reasonably request.

       (i) Payment to the Originators. With respect to any Receivable purchased by the Seller from an Originator, such sale shall be effected under, and in strict compliance with the terms of, the applicable Transfer Agreement, including, without limitation, the terms relating to the amount and timing of payments to be made to such Originator in respect of the purchase price for such Receivable.

       (j) Performance and Enforcement of Transfer Agreement. The Seller shall timely perform the obligations required to be performed by the Seller, and shall vigorously enforce the rights and remedies accorded to the Seller, under each Transfer Agreement. The Seller shall take all actions to perfect and enforce its rights and interests (and the rights and interests of the Purchasers and the Agents, as assignees of the Seller) under each Transfer Agreement as the Agent may from time to time reasonably request, including, without limitation, making claims to which it may be entitled under any indemnity, reimbursement or similar provision contained in any Transfer Agreement.

       (k) Purchasers' Reliance. The Seller acknowledges that the Purchasers are entering into the transactions contemplated by this Agreement in reliance upon the Seller's identity as a legal entity that is separate from OMC and from each other Originator. Therefore, from and after the date of execution and delivery of this Agreement, the Seller shall take all reasonable steps including, without limitation, all steps that the Agent or any Purchaser may from time to time reasonably request to maintain the Seller's identity as a separate legal entity and to make it manifest to third parties that the Seller is an entity with assets and liabilities distinct from those of each Originator and any Affiliates thereof and not just a division of any Originator. Without limiting the generality of the foregoing and in addition to the other covenants set forth herein, the Seller shall:

              (i) conduct its own business in its own name and require that all full-time employees of the Seller identify themselves as such and not as employees of any Originator (including, without limitation, by means of providing appropriate employees with business or identification cards identifying such employees as the Seller's employees);

              (ii) compensate all employees, consultants and agents directly, from the Seller's bank accounts, for services provided to the Seller by such employees, consultants and agents and, to the extent any employee, consultant or agent of the Seller is also an employee, consultant or agent of any Originator, allocate the compensation of such employee, consultant or agent between the Seller and such Originator on a basis which reflects the services rendered to the Seller and such Originator; and such Originator;

              (iii) clearly identify its offices (by signage or otherwise) as its offices and, if such office is located in the offices of OMC or any other Originator, the Seller shall lease such office at a fair market rent;

              (iv) have a separate telephone number, which will be answered only in its name and separate stationery, invoices and checks in its own name;

              (v) conduct all transactions with each Originator (including, without limitation, any delegation of its obligations hereunder as Servicer) strictly on an arm's-length basis, allocate all overhead expenses (including, without limitation, telephone and other utility charges) for items shared between the Seller and such Originator on the basis of actual use to the extent practicable and, to the extent such allocation is not practicable, on a basis reasonably related to actual use;

              (vi) at all times have at least one member of its Board of Directors (an "Independent Director") who is not (A) a director, officer or employee of any Originator or any affiliate thereof, (B) a Person related to any officer or director of any Originator, (C) a holder (directly or indirectly) of any securities of any Originator, or
        (D) a Person related to a holder (directly or indirectly) of any voting securities of any Originator; and promptly reimburse OMC or any other Originator in respect of any losses or expenses which are claimed by such Independent Director in his or her capacity as Independent Director and which are paid by OMC or such Originator;

              (vii) observe all corporate formalities as a distinct entity, and ensure that all corporate actions relating to (A) the selection, maintenance or replacement of the Independent Director, (B) the dissolution or liquidation of the Seller or (C) the initiation of participation in, acquiescence in or consent to any bankruptcy, insolvency, reorganization or similar proceeding involving the Seller, are duly authorized by unanimous vote of its Board of Directors (including the Independent Director);

              (viii) maintain the Seller's books and records separate from those of each Originator and otherwise readily identifiable as its own assets rather than assets of any Originator;

              (ix) prepare its financial statements separately from those of each Originator and insure that any consolidated financial statements of any Originator or any Affiliate thereof that include the Seller have detailed notes clearly stating that the Seller is a separate corporate entity and that its assets will be available first and foremost to satisfy the claims of the creditors of the Seller;

              (x) except as herein specifically otherwise provided, not commingle funds or other assets of the Seller with those of any Originator and not maintain bank accounts or other depository accounts to which any Originator is an account party, into which any Originator makes deposits or from which any Originator has the power to make withdrawals;

              (xi) not permit any Originator to pay any of the Seller's operating expenses (except pursuant to allocation arrangements that comply with the requirements of this Section 5.1(k));

              (xii) not permit the Seller to be named as an insured on the insurance policy covering the property of any Originator or enter into an agreement with the holder of such policy whereby in the event of a loss in connection with such property, proceeds are paid to the Seller; and

              (xiii) take such other actions as are necessary on its part to ensure that the facts and assumptions set forth in the opinion issued by Skadden, Arps, Slate, Meagher & Flom, as counsel for the Seller, in connection with the closing or initial purchase under this Agreement and relating to substantive consolidation issues, and in the certificates accompanying such opinion, remain true and correct in all material respects at all times.

       (l) Collections. The Seller shall instruct all Obligors, or cause the applicable Originators to instruct, all Obligors to pay all Collections directly to a lock-box listed on Exhibit III or to wire-transfer or otherwise remit payments directly to a concentration account listed on Exhibit III. In the case of payments remitted to any such lock-box, the Seller shall cause all proceeds from such lock-box to be deposited directly by a Collection Bank into a concentration account or a depositary account listed on Exhibit III. The Seller shall maintain exclusive dominion and control (subject to the terms of this Agreement) to each such lock-box, concentration account and depositary account. In the case of any Collections received by the Seller or an Originator, the Seller shall remit (or shall cause such Originator to remit) such Collections to a Collection Account not later than the Business Day immediately following the date of receipt of such Collections, and, at all times prior to such remittance, the Seller shall itself hold (or, if applicable, shall cause such Originator to hold) such Collections in trust, for the exclusive benefit of the Purchasers and the Agent. In the case of any remittances received by the Seller in any such lock-box, concentration account or depositary account that shall have been identified, to the satisfaction of the Servicer, to not constitute Collections or other proceeds of the Receivables or the Related Security, the Seller shall promptly remit such items to the Person identified to it as being the owner of such remittances. From and after the date the Agent delivers to any of the Collection Banks a Collection Notice pursuant to Section 6.3, the Agent may request that the Seller, and the Seller thereupon promptly shall, direct all Obligors on Receivables to remit all payments thereon to a new depositary account (the "New Concentration Account") specified by the Agent and, at all times thereafter the Seller shall not deposit or otherwise credit, and shall not permit any Originator or any other Person to deposit or otherwise credit to the New Concentration Account any cash or payment item other than Collections. Alternatively, the Agent may request that the Seller, and the Seller thereupon promptly shall, direct all Persons then making remittances to any account listed on Exhibit III which remittances are not payments on Receivables to deliver such remittances to a location other than an account listed on Exhibit III.

       (m) Minimum Net Worth. The Seller shall at all times maintain a net worth of not less than three percent (3%) of the Outstanding Balance of the Receivables at such time.

       Section 5.2. Negative Covenants of Seller. Until the date on which the Aggregate Unpaids have been indefeasibly paid in full, the Seller hereby covenants, individually and in its capacity as Servicer, that:

       (a) Name Change, Offices, Records and Books of Accounts. The Seller will not change its name, identity or corporate structure (within the meaning of Section 9-402(7) of any applicable enactment of the UCC) or relocate its chief executive office or any office where Records are kept unless it shall have: (i) given the Agent at least 45 days prior notice thereof and (ii) delivered to the Agent all financing statements, instruments and other documents requested by the Agent in connection with such change or relocation.

       (b) Change in Payment Instructions to Obligors. The Seller will not add or terminate any bank as a Collection Bank from those listed in Exhibit III, or make any change in its instructions to Obligors regarding payments to be made to the Seller or payments to be made to any lock-box, Collection Account or

Collection Bank, unless the Agent shall have received, at least 10 days before the proposed effective date therefor, (i) written notice of such addition, termination or change and (ii) with respect to the addition of a lock-box, Collection Account or Collection Bank, an executed account agreement and an executed Collection Account Agreement from such Collection Bank relating thereto; provided, however, that the Seller may make changes in instructions to Obligors regarding payments if such new instructions require such Obligor to make payments to another existing lock-box or Collection Account that is subject to a Collection Account Agreement then in effect.

       (c) Modifications to Contracts and Credit and Collection Policy. The Seller will not make any change to the Credit and Collection Policy which would be reasonably likely to adversely affect the collectibility of any material portion of the Receivables or decrease the credit quality of any newly created Receivables. Except as provided in Section 6.2(c), the Seller, acting as Servicer or otherwise, will not extend, amend or otherwise modify the terms of any Receivable or any Contract related thereto other than in accordance with the Credit and Collection Policy.

       (d) Sales, Liens, Etc. The Seller shall not sell, assign (by operation of law or otherwise) or otherwise dispose of, or grant any option with respect to, or create or suffer to exist any Adverse Claim upon (including, without limitation, the filing of any financing statement) or with respect to, any Receivable or Related Security or Collections in respect thereof, or upon or with respect to any Contract under which any Receivable arises, or any lock-box or Collection Account or assign any right to receive income in respect thereof (other than, in each case, the creation of the interests therein in favor of the Agent and the Purchasers provided for herein), and the Seller shall defend the right, title and interest of the Agent and the Purchasers in, to and under any of the foregoing property, against all claims of third parties claiming through or under the Seller or any Originator.

       (e) Nature of Business; Other Agreements; Other Indebtedness. The
Seller shall not engage in any business or activity of any kind or enter into any transaction or indenture, mortgage, instrument, agreement, contract, lease or other undertaking other than the transactions contemplated and authorized by this Agreement and the Transfer Agreements. Without limiting the generality of the foregoing, the Seller shall not create, incur, guarantee, assume or suffer to exist any indebtedness or other liabilities, whether direct or contingent, other than (i) as a result of the endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business, (ii) the incurrence of obligations under this Agreement,
(iii) the incurrence of obligations, as expressly contemplated in any Transfer Agreement, to make payment to the Originator thereunder for the purchase of Receivables from such Originator under such Transfer Agreement, and (iv) the incurrence of operating expenses in the ordinary course of business of the type otherwise contemplated in Section 5.1(k) of this Agreement. In the event the Seller shall at any time borrow a "Revolving Loan" under any Transfer Agreement, the obligations of the Seller in connection therewith shall be subordinated to the obligations of the Seller to the Purchasers and the Agent under this Agreement, on such terms as shall be satisfactory to the Agent.

       (f) Amendments to Transfer Agreement. The Seller shall not, without the prior written consent of the Agent, (i) cancel or terminate any Transfer Agreement, (ii) give any consent, waiver, directive or approval under any Transfer Agreement, (iii) waive any default, action, omission or breach under any Transfer Agreement, or otherwise grant any indulgence thereunder, or (iv) amend, supplement or otherwise modify any of the terms of any Transfer Agreement.

       (g) Amendments to Corporate Documents. The Seller shall not amend its Certificate of Incorporation or By-Laws in any respect that would impair its ability to comply with the terms or provisions of any of the Transaction Documents, including, without limitation, Section 5.1(k) of this Agreement.

       (h) Merger. The Seller shall not merge or consolidate with or into, or convey, transfer, lease or otherwise dispose of (whether in one transaction or in a series of transactions, and except as otherwise contemplated herein) all or substantially all of its assets (whether now owned or hereafter acquired) to, or acquire all or substantially all of the assets of, any Person.


                                  ARTICLE VI
                         ADMINISTRATION AND COLLECTION

       Section 6.1. Designation of Servicer. (a) The servicing, administration and collection of the Receivables shall be conducted by such Person (the "Servicer") so designated from time to time in accordance with this
Section 6.1. The Seller is hereby designated as, and hereby agrees to perform the duties and obligations of, the Servicer pursuant to the terms of this Agreement. The Agent may at any time designate as Servicer any Person to succeed the Seller or any successor Servicer.

       (b) The Seller is permitted to delegate, and the Seller hereby advises the Purchasers and the Agent that it has delegated, to each Originator, as a subservicer of the Servicer, certain of its duties and responsibilities as Servicer hereunder in respect of the Receivables transferred by such Originator to the Seller. Notwithstanding the foregoing, (i) the Seller shall be and remain primarily liable to the Agent and the Purchasers for the full and prompt performance of all duties and responsibilities of the Servicer hereunder and (ii) the Agent and the Purchasers shall be entitled to deal exclusively with the Seller in matters relating to the discharge by the Servicer of its duties and responsibilities hereunder, and the Agent and the Purchasers shall not be required to give notice, demand or other communication to any Person other than the Seller in order for communication to the Servicer and its respective delegates and subservicers in respect thereof to be accomplished. The Seller, at all times that it is the Servicer, shall be responsible for providing its delegates and subservicers with any notice given under this Agreement.

       (c) Without the prior written consent of the Required Investors, (i) the Seller shall not be permitted to delegate any of its duties or responsibilities as Servicer to any Person other than an Originator, and then such delegation shall be limited to the activities of Servicer hereunder as the same may relate to the Receivables originated by such Originator, and (ii) no Originator shall be permitted to further delegate to any other Person any of the duties or responsibilities of the Servicer delegated to it by the Seller. If at any time the Agent shall designate as Servicer any Person other than the Seller, all duties and responsibilities theretofore delegated by the Seller to any Originator may, at the discretion of the Agent, be terminated forthwith on notice given by the Agent to the Seller.

       Section 6.2. Duties of Servicer. (a) The Servicer shall take or cause to be taken all such actions as may be necessary or advisable to collect each Receivable from time to time, all in accordance with applicable laws, rules and regulations, with reasonable care and diligence, and in accordance with the Credit and Collection Policy.

       (b) The Servicer shall administer the Collections in accordance with the procedures described herein and in Article I. The Servicer shall set aside and hold in trust for the account of the Seller and the Purchasers their respective shares of the Collections of Receivables in accordance with Sections 1.6 and

1.7. The Servicer shall upon the request of the Agent after the occurrence of a Liquidation Day, segregate, in a manner acceptable to the Agent, all cash, checks and other instruments received by it from time to time constituting Collections from the general funds of the Servicer or the Seller prior to the remittance thereof in accordance with Section 1.7. If the Servicer shall be required to segregate Collections pursuant to the preceding sentence, the Servicer shall segregate and deposit with a bank designated by the Agent such allocable share of Collections of Receivables set aside for the Purchasers on the first Business Day following receipt by the Servicer of such Collections, duly endorsed or with duly executed instruments of transfer.

       (c) The Servicer, may, in accordance with the Credit and Collection Policy, extend the maturity of any Receivable or adjust the Outstanding Balance of any Receivable as the Servicer may determine to be appropriate to maximize Collections thereof; provided, however, that such extension or adjustment shall not alter the status of such Receivable as a Delinquent Receivable or Defaulted Receivable or limit the rights of the Agent or the Purchasers under this Agreement. Notwithstanding anything to the contrary contained herein, from and after the occurrence of a Servicer Default, the Agent shall have the absolute and unlimited right to direct the Servicer to commence or settle any legal action with respect to any Receivable or to foreclose upon or repossess any Related Security.

       (d) The Servicer shall hold in trust for the Seller and the Purchasers, in accordance with their respective Receivable Interests, all Records that evidence or relate to the Receivables, the related Contracts and Related Security or that are otherwise necessary or desirable to collect the Receivables and shall, as soon as practicable upon demand of the Agent, deliver or make available to the Agent all such Records, (x) if such demand is made at any time prior to the replacement of the Seller as Servicer hereunder, at the chief executive office of each applicable Originator and (y) if such demand is made at any time after the replacement of the Seller as Servicer hereunder, at 100 Sea Horse Drive, Waukegan, Illinois. The Servicer shall, as soon as practicable following receipt thereof, turn over to the Seller (i) that portion of Collections of Receivables representing the Seller's undivided fractional ownership interest therein, less, in the event the Seller is not the Servicer, all reasonable out-of-pocket costs and expenses of the Servicer of servicing, administering and collecting the Receivables, and (ii) any cash collections or other cash proceeds received with respect to indebtedness not constituting Receivables. The Servicer shall, from time to time at the request of any Purchaser, furnish to the Purchasers (promptly after any such request) a calculation of the amounts set aside for the Purchasers pursuant to Section 1.7.

       (e) Any payment by an Obligor in respect of any indebtedness owed by it to the Seller shall, except as otherwise specified by such Obligor or otherwise required by contract or law and unless otherwise instructed by the Agent, be applied as a Collection of any Receivable of such Obligor (starting with the oldest such Receivable) to the extent of any amounts then due and payable thereunder before being applied to any other receivable or other obligation of such Obligor.

       Section 6.3. Collection Notices. The Agent is authorized at any time to date and to deliver to the Collection Banks a Collection Notice under any Collection Account Agreement. The Seller hereby transfers to the Agent for the benefit of the Purchasers, effective when the Agent delivers such notice, the exclusive ownership and control of the Collection Accounts. In case any authorized signatory of the Seller whose signature appears on a Collection Account Agreement shall cease to have such authority before the delivery of such notice, such Collection Notice shall nevertheless be valid as if such authority had remained in force. The Seller hereby authorizes the Agent, and agrees that the Agent shall be entitled to (i) endorse the Seller's name on checks and other instruments representing Collections, (ii) enforce the

Receivables, the related Contracts and the Related Security and (iii) take such action as shall be necessary or desirable to cause all cash, checks and other instruments constituting Collections of Receivables to come into the possession of the Agent rather than the Seller.

       Section 6.4. Responsibilities of the Seller. Anything herein to the contrary notwithstanding, the exercise by the Agent and the Purchasers of their rights hereunder shall not release the Servicer or the Seller from any of their duties or obligations with respect to any Receivables or under the related Contracts. The Purchasers shall have no obligation or liability with respect to any Receivables or related Contracts, nor shall any of them be obligated to perform the obligations of the Seller.

       Section 6.5. Reports. On the 23rd day of each month (or, if such date is not a Business Day, the next following Business Day), and at such other times as the Agent shall request, the Servicer shall prepare and forward to the Agent a Monthly Report. Each Monthly Report shall contain, among other things, information relating to the Receivables on a consolidated basis and on an Originator-by-Originator basis. Promptly following any request therefor by the Agent, the Seller shall prepare and provide to the Agent a listing by Obligor of all Receivables together with an aging of such Receivables.


                                  ARTICLE VII
                               SERVICER DEFAULTS

       Section 7.1. Servicer Default. The occurrence of any one or more of the following events shall constitute a Servicer Default:

       (a) Any Designated Servicer or the Seller shall fail (i) to make any payment or deposit required hereunder, (ii) to perform or observe any term, covenant or agreement hereunder relating to the Receivables, the Related Security or the Collections or (iii) to perform or observe any term, covenant or agreement hereunder (other than as referred to in clause (i) or (ii) of this paragraph (a)) and such failure shall remain unremedied for three Business Days following occurrence thereof (in the case of any such failure on the part of any Designated Servicer) or following written notice thereof given to such Designated Servicer or the Seller (in the case of any such failure on the part of the Seller).

       (b) Any representation, warranty, certification or statement made by the Seller, any Designated Servicer or any Originator in this Agreement, any other Transaction Document or in any other document delivered pursuant hereto shall prove to have been incorrect in any material respect when made or deemed made.

       (c)(i) The Seller or any Designated Servicer shall generally not pay its debts as such debts become due or shall admit in writing its inability to pay its debts generally or shall make a general assignment for the benefit of creditors; or any proceeding shall be instituted by or against the Seller or any Designated Servicer seeking to adjudicate it bankrupt or insolvent, or seeking liquidation, winding up, reorganization, arrangement, adjustment, protection, relief or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors, or seeking the entry of an order for relief or the appointment of a receiver, trustee or other similar official for it or any substantial part of its property or (ii) the Seller or any Designated Servicer shall take any corporate action to authorize any of the actions set forth in clause (i) above in this subsection (c).

       (d) As at the end of any calendar month,

              (i) the Delinquency Ratio shall exceed 13% in respect of any month;

              (ii) the Default Ratio shall exceed 9% in respect of any month;

              (iii) the average Dilution Ratio shall exceed 10% in respect of any period of three consecutive months; or

              (iv) the average Loss-to-Liquidation Ratio shall exceed 2% in respect of any period of three consecutive months.

       (e) Any Originator (i) shall fail to perform or observe any term, covenant or agreement contained in any other Transaction Document, or (ii) shall for any reason cease to transfer, or cease to have the legal capacity or otherwise be incapable of transferring, Receivables to the applicable transferee under any Transfer Agreement to which it is party, or any "Event of Default" or "Potential Event of Default" shall occur under any Transfer Agreement.

       (f) The aggregate Receivable Interests hereunder shall at any time exceed 100%.

       (g) A Change of Control shall occur.

       (h) A default shall occur under the Performance Guaranty, or OMC or any other Person shall attempt to terminate or assert the invalidity or unenforcebility of the Performance Guaranty or any provision thereof.


                                 ARTICLE VIII
                                INDEMNIFICATION

       Section 8.1. Indemnities by the Seller. Without limiting any other rights which the Agent or any Purchaser may have hereunder or under applicable law, the Seller hereby agrees to indemnify the Agent and each Purchaser and their respective officers, directors, agents and employees (each an "Indemnified Party") from and against any and all damages, losses, claims, taxes, liabilities, costs, expenses and for all other amounts payable, including reasonable attorneys' fees (which attorneys may be employees of the Agent or such Purchaser) and disbursements (all of the foregoing being collectively referred to as "Indemnified Amounts") awarded against or incurred by any of them arising out of or as a result of this Agreement or the acquisition, either directly or indirectly, by a Purchaser of an interest in the Receivables, excluding, however:

              (i) Indemnified Amounts to the extent final judgment of a court of competent jurisdiction holds such Indemnified Amounts resulted from gross negligence or willful misconduct on the part of the Indemnified Party seeking indemnification;


              (ii) Indemnified Amounts to the extent the same includes losses in respect of Receivables which are uncollectible on account of the insolvency, bankruptcy or lack of creditworthiness of the related Obligor; or

               (iii) taxes imposed by the jurisdiction in which such Indemnified Party's principal executive office is located, on or measured by the overall net income of such Indemnified Party to the extent that the computation of such taxes is consistent with the Intended Characterization;

       provided, however, that nothing contained in this sentence shall limit the liability of the Seller or the Servicer or limit the recourse of the Purchasers to the Seller or Servicer for amounts otherwise specifically provided to be paid by the Seller or the Servicer under the terms of this Agreement. Without limiting the generality of the foregoing indemnification, the Seller shall indemnify the Agent and the Purchasers for Indemnified Amounts (including, without limitation, losses in respect of uncollectible receivables, regardless of whether reimbursement therefor would constitute recourse to the Seller or the Servicer) relating to or resulting from:

       (i) any representation or warranty made by the Seller, any Originator or the Servicer (or any officers of the Seller, any Originator or the Servicer) under or in connection with this Agreement, any other Transaction Document, any Monthly Report or any other information or report delivered by the Seller, any Originator or the Servicer pursuant hereto or thereto, which shall have been false or incorrect when made or deemed made;

       (ii) the failure by the Seller, any Originator or the Servicer to comply with any applicable law, rule or regulation with respect to any Receivable or Contract related thereto, or the nonconformity of any Receivable or Contract included therein with any such applicable law, rule or regulation;

       (iii) any failure of the Seller, any Originator or the Servicer to perform its duties or obligations in accordance with the provisions of this Agreement or any other Transaction Document;

       (iv) any products liability or similar claim arising out of or in connection with merchandise, insurance or services which are the subject of any Contract;

       (v) any dispute, claim, offset or defense (other than discharge in bankruptcy of the Obligor) of any Obligor to the payment of any Receivable (including, without limitation, a defense based on such Receivable or the related Contract not being a legal, valid and binding obligation of such Obligor enforceable against it in accordance with its terms), or any other claim resulting from the sale of the merchandise or service related to such Receivable or the furnishing or failure to furnish such merchandise or services;

       (vi) the commingling of Collections of Receivables at any time with other funds;

       (vii) any investigation, litigation or proceeding related to or arising from this Agreement or any other Transaction Document, the transactions contemplated hereby or thereby, the use of the proceeds of a purchase, the ownership of the Receivable Interests or any other investigation, litigation or proceeding relating to the Seller or any Originator in which any Indemnified Party becomes involved as a result of any of the transactions contemplated hereby or thereby;

       (viii) any inability to litigate any claim against any Obligor in respect of any Receivable as a result of such Obligor being immune from civil and commercial law and suit on the grounds of sovereignty or otherwise from any legal action, suit or proceeding;

       (ix) any Servicer Default described in Section 7.1(c);

       (x) the failure to vest and maintain vested in the Agent and the Purchasers, or to transfer to the Agent and the Purchasers, legal and equitable title to, and ownership of, a first priority perfected undivided percentage ownership (to the extent of the Receivable Interests contemplated hereunder) in the Receivables, the Related Security and the Collections, free and clear of any Adverse Claim; or

       (xi) any failure of the Seller to give reasonably equivalent value to any Originator under any Transfer Agreement in consideration of the transfer by such Originator of any Receivable, or any attempt by any Person to void any such transfer under statutory provisions or common law or equitable action, including, without limitation, any provision of the Bankruptcy Code.

       Section 8.2. Increased Cost and Reduced Return. (a) If after the date hereof, any Funding Source shall be charged any fee, expense or increased cost on account of the adoption of any applicable law, rule or regulation (including any applicable law, rule or regulation regarding capital adequacy) or any change therein, or any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance with any request or directive (whether or not having the force of law) of any such authority, central bank or comparable agency (a "Regulatory Change"): (i) which subjects any Funding Source to any charge or withholding on or with respect to any Funding Agreement or a Funding Source's obligations under a Funding Agreement, or on or with respect to the Receivables, or changes the basis of taxation of payments to any Funding Source of any amounts payable under any Funding Agreement (except for changes in the rate of tax on the overall net income of a Funding Source) or (ii) which imposes, modifies or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of a Funding Source, or credit extended by a Funding Source pursuant to a Funding Agreement or (iii) which imposes any other condition the result of which is to increase the cost to a Funding Source of performing its obligations under a Funding Agreement, or to reduce the rate of return on a Funding Source's capital as a consequence of its obligations under a Funding Agreement, or to reduce the amount of any sum received or receivable by a Funding Source under a Funding Agreement or to require any payment calculated by reference to the amount of interests or loans held or interest received by it, then, upon demand by the Agent, the Seller shall pay to the Agent, for the benefit of the relevant Funding Source, such amounts charged to such Funding Source or compensate such Funding Source for such reduction.

       (b) Payment of any sum pursuant to Section 8.2(a) shall be made by the Seller to the Agent, for the benefit of the relevant Funding Source, not later than ten (10) days after any such demand is made. A certificate of any Funding Source, signed by an authorized officer claiming compensation under this
Section 8.2 and setting forth the additional amount to be paid for its benefit and explaining the manner in which such amount was determined shall be conclusive evidence of the amount to be paid, absent manifest error. Demand for payment of any amount pursuant to this Section 8.2 shall be made within thirty (30) days after the end of the applicable Tranche Period during which the same shall have been incurred by (or, in the case of any Funding Agreement other than this Agreement, thirty (30) days after demand shall have been made under such Funding Agreement against) the affected Purchaser; provided that, in the case of any claim arising by reason of a requirement that a Funding Source's capital be increased, demand by such Funding Source under this
Section 8.2 therefor shall not be made for any portion of any period prior to forty-five (45) days before the date of such demand.

       Section 8.3. Other Costs and Expenses Relating to this Agreement. The Seller shall pay to the Agent and PREFCO on demand all costs and out-of-pocket expenses in connection with the preparation, execution, delivery and administration of this Agreement, the transactions contemplated hereby and the other documents to be delivered hereunder, including without limitation, the cost of PREFCO's auditors auditing the books, records and procedures of the Seller, reasonable fees and out-of-pocket expenses of legal counsel for PREFCO and the Agent (which such counsel may be employees of PREFCO or the Agent) with respect thereto and with respect to advising PREFCO and the Agent as to their respective rights and remedies under this Agreement. The Seller shall pay to the Agent on demand any and all costs and expenses of the Agent and the Purchasers, if any, including reasonable counsel fees and expenses in connection with the enforcement of this Agreement and the other documents delivered hereunder and in connection with any restructuring or workout of this Agreement or such documents, or the administration of this Agreement following a Servicer Default.

       Section 8.4. Other Costs and Expenses Relating to PREFCO; Allocations. The Seller shall reimburse PREFCO on demand for all other costs and expenses incurred by PREFCO or any shareholder of PREFCO ("Other Costs"), including, without limitation, the cost of auditing PREFCO's books by certified public accountants, the cost of rating the Commercial Paper by independent financial rating agencies, and the reasonable fees and out-of-pocket expenses of counsel for PREFCO or any counsel for any shareholder of PREFCO with respect to advising PREFCO or such shareholder as to matters relating to PREFCO's operations. PREFCO shall allocate the liability for Other Costs among the Seller and other Persons with whom PREFCO has entered into agreements to purchase interests in receivables ("Other Sellers"). If any Other Costs are attributable to the Seller and not attributable to any Other Seller, the Seller shall be solely liable for such Other Costs. However, if Other Costs are attributable to Other Sellers and not attributable to the Seller, such Other Sellers shall be solely liable for such Other Costs. All allocations to be made pursuant to the foregoing provisions of this Article VIII shall be made by PREFCO in its sole discretion and shall be binding on the Seller and the Servicer. In any allocation made by PREFCO between the Seller and the Other Sellers, PREFCO shall advise the Seller of the Seller's percentage of all such Other Costs.


                                  ARTICLE IX
                                   THE AGENT

       Section 9.1. Authorization and Action. Each Purchaser hereby designates and appoints First Chicago to act as its agent hereunder and under each other Transaction Document, and authorizes the Agent to take such actions as agent on its behalf and to exercise such powers as are delegated to the Agent by the terms of this Agreement and the other Transaction Documents together with such powers as are reasonably incidental thereto. The Agent shall not have any duties or responsibilities, except those expressly set forth herein or in any other Transaction Document, or any fiduciary relationship with any Purchaser, and no implied covenants, functions, responsibilities, duties, obligations or liabilities on the part of the Agent shall be read into this Agreement or any other Transaction Document or otherwise exist for the Agent. In performing its functions and duties hereunder and under the other Transaction Documents, the Agent shall act solely as agent for the Purchasers and does not assume nor shall be deemed to have assumed any obligation or relationship of trust or agency with or for the Seller or any of its successors or assigns. The Agent shall not be required to take any action which exposes the Agent to personal liability or which is contrary to this Agreement, any other Transaction Document or applicable law. The appointment and authority of the Agent hereunder shall terminate upon the indefeasible payment in full of all Aggregate Unpaids. Each Purchaser hereby authorizes the Agent to execute on behalf of such Purchaser (the terms of which shall be binding on such Purchaser) each of the Uniform Commercial Code financing statements, together with such other instruments or documents determined by the Agent to be necessary or desirable in order to perfect, evidence or more fully protect the interest of the Purchasers contemplated hereunder.

       Section 9.2. Delegation of Duties. The Agent may execute any of its duties under this Agreement and each other Transaction Document by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Agent shall not be responsible for the negligence or misconduct of any agents or attorneys-in-fact selected by it with reasonable care.

       Section 9.3. Exculpatory Provisions. Neither the Agent nor any of its directors, officers, agents or employees shall be (i) liable for any action lawfully taken or omitted to be taken by it or them under or in connection with this Agreement or any other Transaction Document (except for its, their or such Person's own gross negligence or willful misconduct), or (ii) responsible in any manner to any of the Purchasers for any recitals, statements, representations or warranties made by the Seller contained in this Agreement, any other Transaction Document or any certificate, report, statement or other document referred to or provided for in, or received under or in connection with, this Agreement, or any other Transaction Document or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement, or any other Transaction Document or any other document furnished in connection herewith or therewith, or for any failure of the Seller to perform its obligations here under or thereunder, or for the satisfaction of any condition specified in Article IV, or for the perfection, priority, condition, value or sufficiency or any collateral pledged in connection herewith. The Agent shall not be under any obligation to any Purchaser to ascertain or to inquire as to the observance or performance of any of the agreements or covenants contained in, or conditions of, this Agreement or any other Transaction Document, or to inspect the properties, books or records of the Seller. The Agent shall not be deemed to have knowledge of any Servicer
Default or Potential Servicer Default unless the Agent has received notice from the Seller or a Purchaser.

       Section 9.4. Reliance by Agent. The Agent shall in all cases be entitled to rely, and shall be fully protected in relying, upon any document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Seller), independent accountants and other experts selected by the Agent. The Agent shall in all cases be fully justified in failing or refusing to take any action under this Agreement or any other Transaction Document unless it shall first receive such advice or concurrence of PREFCO or the Required Investors or all of the Purchasers, as applicable, as it deems appropriate and it shall first be indemnified to its satisfaction by the Purchasers, provided that unless and until the Agent shall have received such advice, the Agent may take or refrain from taking any action, as the Agent shall deem advisable and in the best interests of the Purchasers. The Agent shall in all cases be fully protected in acting, or in refraining from acting, in accordance with a request of PREFCO or the Required Investors or all of the Purchasers, as applicable, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Purchasers.

       Section 9.5. Non-Reliance on Agent and Other Purchasers. Each
Purchaser expressly acknowledges that neither the Agent, nor any of its officers, directors, employees, agents, attorneys-in-fact or affiliates has made any representations or warranties to it and that no act by the Agent hereafter taken, including, without limitation, any review of the affairs of the Seller, shall be deemed to constitute any representation or warranty by the Agent. Each Purchaser represents and warrants to the Agent that it has and will, independently and without reliance upon the Agent or any other Purchaser and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, prospects, financial and other conditions and creditworthiness of the Seller and made its own decision to enter into this Agreement, the other Transaction Documents and all other documents related hereto or thereto.

       Section 9.6. Reimbursement and Indemnification. The Investors agree to reimburse and indemnify the Agent and its officers, directors, employees, representatives and agents ratably according to their Pro Rata Shares, to the extent not paid or reimbursed by the Seller (i) for any amounts for which the Agent, acting in its capacity as Agent, is entitled to reimbursement by the Seller hereunder and (ii) for any other expenses incurred by the Agent, in its capacity as Agent and acting on behalf of the Purchasers, in connection with the administration and enforcement of this Agreement and the other Transaction Documents.

       Section 9.7. Agent in its Individual Capacity. The Agent and its Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Seller or any Affiliate of the Seller as though the Agent were not the Agent hereunder. With respect to the acquisition of Receivable Interests pursuant to this Agreement, the Agent shall have the same rights and powers under this Agreement as any Purchaser and may exercise the same as though it were not the Agent, and the terms "Investor," "Purchaser," "Investors" and "Purchasers" shall include the Agent in its individual capacity.

       Section 9.8. Successor Agent. The Agent may, upon five days' notice to the Seller and the Purchasers, and the Agent will, upon the direction of all of the Purchasers (other than the Agent, in its individual capacity) resign as Agent. If the Agent shall resign, then the Required Investors during such five-day period shall appoint from among the Purchasers a successor agent. If for any reason no successor Agent is appointed by the Required Investors during such five-day period, then effective upon the termination of such five day period, the Purchasers shall perform all of the duties of the Agent hereunder and under the other Transaction Documents and the Seller shall make all payments in respect of the Aggregate Unpaids directly to the applicable Purchasers and for all purposes shall deal directly with the Purchasers. After the effectiveness of any retiring Agent's resignation hereunder as Agent, the retiring Agent shall be discharged from its duties and obligations hereunder and under the other Transaction Documents and the provisions of this Article
IX and Article VIII shall continue in effect for its benefit with respect to any actions taken or omitted to be taken by it while it was Agent under this Agreement and under the other Transaction Documents.


                                   ARTICLE X
                          ASSIGNMENTS; PARTICIPATIONS

       Section 10.1. Assignments. (a) The Seller and each Investor hereby agree and consent to the complete or partial assignment by PREFCO of all of its rights under, interest in, title to and obligations under this Agreement to the Investors pursuant to Section 2.1 or to any other Person, and upon such assignment, PREFCO shall be released from its obligations so assigned.
Further, the Seller and each Investor hereby agree that any assignee of PREFCO of this Agreement or all or any of the Receivable Interests of PREFCO shall have all of the rights and benefits under this Agreement as if the term "PREFCO" explicitly referred to such party, and no such assignment shall in any way impair the rights and benefits of PREFCO hereunder. The Seller shall not have the right to assign its rights or obligations under this Agreement.

       (b) Any Investor may at any time and from time to time assign to one or more Persons ("Purchasing Investors") all or any part of its rights and obligations under this Agreement pursuant to an assignment agreement, in a form and substance satisfactory to the Agent (the "Assignment Agreement"), executed by such Purchasing Investor and such selling Investor. The consent of PREFCO shall be required prior to the effectiveness of any such assignment. Each assignee of an Investor must have a short-term debt rating of A-1 or better by Standard & Poor's Ratings Group and P-1 by Moody's Investors Service, Inc. and must agree to deliver to the Agent, promptly following any request therefor by the Agent or PREFCO, an enforceability opinion in form and substance satisfactory to the Agent and PREFCO. Upon delivery of the executed Assignment Agreement to the Agent, such selling Investor shall be released from its obligations hereunder to the extent of such assignment. Thereafter the Purchasing Invest or shall for all purposes be an Investor party to this Agreement and shall have all the rights and obligations of an Investor under this Agreement to the same extent as if it were an original party hereto and no further consent or action by the Seller, the Purchasers or the Agent shall be required.

       (c) Each of the Investors agrees that in the event that it shall cease to have a short-term debt rating of A-1 or better by Standard & Poor's Corporation and P-1 by Moody's Investors Service, Inc. (an "Affected Investor"), such Affected Investor shall be obliged, at the request of PREFCO or the Agent, to assign all of its rights and obligations hereunder to (x) another Investor or (y) another financial institution nominated by the Agent and acceptable to PREFCO, and willing to participate in this Agreement through the Liquidity Termination Date in the place of such Affected Investor; provided that the Affected Investor receives payment in full, pursuant to an Assignment Agreement, of an amount equal to such Investor's Pro Rata Share of the Capital and Discount owing to the Investors and all accruing but unpaid fees and other costs and expenses payable in respect of its Pro Rata Share of the Receivable Interests.

       Section 10.2. Participations. Any Investor may, in the ordinary course of its business at any time sell to one or more Persons (each a "Participant") participating interests in its Pro Rata Share of the Receivable Interests of the Investors, its obligation to pay PREFCO its Acquisition Amounts or any other interest of such Investor hereunder. Notwithstanding any such sale by an Investor of a participating interest to a Participant, such Investor's rights and obligations under this Agreement shall remain unchanged, such Investor shall remain solely responsible for the performance of its obligations hereunder, and the Seller, PREFCO and the Agent shall continue to deal solely and directly with such Investor in connection with such Investor's rights and obligations under this Agreement. Each Investor agrees that any agreement between such Investor and any such Participant in respect of such participating interest shall not restrict such Investor's right to agree to any amendment, supplement, waiver or modification to this Agreement, except for any amendment, supplement, waiver or modification described in clause (i) of
Section 11.1(b).


                                  ARTICLE XI
                                 MISCELLANEOUS

       Section 11.1. Waivers and Amendments. (a) No failure or delay on the part of any party hereto in exercising any power, right or remedy under this Agreement shall operate as a waiver thereof, nor shall any single or partial exercise of any such power, right or remedy preclude any other further exercise thereof or the exercise of any other power, right or remedy. The rights and remedies herein provided shall be cumulative and nonexclusive of any rights or remedies provided by law. Any waiver of this Agreement shall be effective only in the specific instance and for the specific purpose for which given.

       (b) No provision of this Agreement may be amended, supplemented, modified or waived except in writing in accordance with the provisions of this
Section 11.1(b). PREFCO, the Seller and the Agent, at the direction of the Required Investors, may enter into written modifications or waivers of any provisions of this Agreement, provided, however, that no such modification or waiver shall:

              (i) without the consent of each affected Purchaser, (A) extend the Liquidity Termination Date or the date of any payment or deposit of Collections by the Seller or the Servicer, (B) reduce the rate or extend the time of payment of Discount (or any component thereof), (C) reduce any fee payable to the Agent for the benefit of the Purchasers, (D) except pursuant to Article X hereof, change the amount of the Capital of any Purchaser, an Investor's Pro Rata Share or an Investor's Commitment,
       (E) amend, modify or waive any provision of the definition of Required Investors or this Section 11.1(b), (F) consent to or permit the assignment or transfer by the Seller of any of its rights and obligations under this Agreement, (G) change the definition of "Eligible Receivable," "Loss Reserve," or "Loss Percentage," or (H) amend or modify any defined term (or any defined term used directly or indirectly in such defined term) used in clauses (A) through (G) above in a manner which would circumvent the intention of the restrictions set forth in such clauses; or

              (ii) without the written consent of the then Agent, amend, modify or waive any provision of this Agreement if the effect thereof is to affect the rights or duties of such Agent.

       Notwithstanding the foregoing, (i) without the consent of the Investors, the Agent may, with the consent of the Seller, amend this Agreement solely to add additional Persons as Investors hereunder and (ii) without the consent of the Seller, the Agent, the Required Investors and PREFCO may enter into amendments to modify any of the terms or provisions of Article II, Article IX,
Article X or Section 11.13 provided that such amendment has no negative impact upon the Seller. Any modification or waiver made in accordance with this
Section 11.1 shall apply to each of the Purchasers equally and shall be binding upon the Seller, the Purchasers and the Agent.

       Section 11.2 Notices. (a) Except as provided in subsection (b) below, all communications and notices provided for hereunder shall be in writing (including bank wire, telecopy or electronic facsimile transmission or similar writing) and shall be given to the other parties hereto at their respective addresses or telecopy numbers set forth on the signature pages hereof. All such communications and notices shall, when mailed, telecopied, telegraphed, telexed or cabled, be effective when received through the mails, transmitted by telecopy, delivered to the telegraph company, confirmed by telex answerback or delivered to the cable company, respectively, except that communications and notices to the Agent or any Purchaser pursuant to Article I or II shall not be effective until received by the intended recipient.

       (b) The Seller hereby authorizes the Agent to effect purchases and Tranche Period and Discount Rate selections based on telephonic notices made by any Person whom the Agent in good faith believes to be acting on behalf of the Seller. The Seller agrees to deliver promptly to the Agent a written confirmation of each telephonic notice signed by an authorized officer of the Seller. However, the absence of such confirmation shall not affect the validity of such notice. If the written confirmation differs from the action taken by the Agent, the records of the Agent shall govern absent manifest error.

       Section 11.3. Ratable Payments. If any Purchaser, whether by setoff or otherwise, has payment made to it with respect to any portion of the Aggregate Unpaids owing to such Purchaser (other than payments received pursuant to Section 8.2 or 8.3) in a greater proportion than that received by any other Purchaser entitled to receive a ratable share of such Aggregate Unpaids, such Purchaser agrees, promptly upon demand, to purchase for cash without recourse or warranty a portion of the Aggregate Unpaids held by the other Purchasers so that after such purchase each Purchaser will hold its ratable proportion of the Aggregate Unpaids; provided that if all or any portion of such excess amount is thereafter recovered from such Purchaser, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, but without interest.

       Section 11.4. Protection of Ownership Interests of the Purchasers. (a) The Seller agrees that from time to time, at its expense, it will promptly execute and deliver all instruments and documents, and take all actions, that may be necessary or desirable, or that the Agent may request, to perfect, protect or more fully evidence the Receivable Interests, or to enable the Agent or the Purchasers to exercise and enforce their rights and remedies hereunder. The Agent may, or the Agent may direct the Seller to, notify the Obligors of Receivables, at any time following the replacement of the Seller as Servicer and at the Seller's expense, of the ownership interests of the Purchasers under this Agreement and may also direct that payments of all amounts due or that become due under any or all Receivables be made directly to the Agent or its designee. The Seller shall, at any Purchaser's written request, withhold the identity of such Purchaser in any such notification.

       (b) If the Seller or the Servicer fails to perform any of its obligations hereunder, the Agent or any Purchaser may (but shall not be required to) perform, or cause performance of, such obligation; and the Agent's or such Purchaser's costs and expenses incurred in connection therewith shall be payable by the Seller (if the Servicer that fails to so perform is the Seller or an Affiliate thereof) as provided in Section 8.3, as applicable. The Seller and the Servicer each irrevocably authorizes the Agent at any time and from time to time in the sole discretion of the Agent, and appoints the Agent as its attorney-in-fact, to act on behalf of the Seller and the Servicer (i) to execute on behalf of the Seller as debtor and to file financing statements necessary or desirable in the Agent's sole discretion to perfect and to maintain the perfection and priority of the interest of the Purchasers in the Receivables and (ii) to file a carbon, photographic or other reproduction of this Agreement or any financing statement with respect to the Receivables as a financing statement in such offices as the Agent in its sole discretion deems necessary or desirable to perfect and to maintain the perfection and priority of the interests of the Purchasers in the Receivables. This appointment is coupled with an interest and is irrevocable.

       Section 11.5. Confidentiality. (a) The Seller shall maintain and shall cause each of its employees and officers to maintain the confidentiality of this Agreement and the other confidential proprietary information with respect to the Agent and PREFCO and their respective businesses obtained by it or them in connection with the structuring, negotiating and execution of the transactions contemplated herein, except that the Seller and its officers and employees may disclose such information to the Seller's external accountants and attorneys and as required by any applicable law or order of any judicial or administrative proceeding. In addition, the Seller may disclose any such nonpublic information pursuant to any law, rule, regulation, direction , request or order of any judicial, administrative or regulatory authority or proceedings (whether or not having the force or effect of law).

       (b) Anything herein to the contrary notwithstanding, the Seller hereby consents to the disclosure of any nonpublic information with respect to it (i) to the Agent, the Investors or PREFCO by each other, (ii) by the Agent or the Purchasers to any prospective or actual assignee or participant of any of them or (iii) by the Agent to any rating agency, Commercial Paper dealer or provider of a surety, guaranty or credit or liquidity enhancement to PREFCO or any entity organized for the purpose of purchasing, or making loans secured by, financial assets for which First Chicago acts as the administrative agent and to any officers, directors, employees, outside accountants and attorneys of any of the foregoing, provided each such Person is informed of the confidential nature of such information in a manner consistent with the practice of the Agent for the making of such disclosures generally to Persons of such type. In addition, the Purchasers and the Agent may disclose any such nonpublic inform-ation pursuant to any law, rule, regulation, direction, request or order of any judicial, administrative or regulatory authority or proceedings (whether or not having the force or effect of law).

       Section 11.6. Bankruptcy Petition. The Seller, the Agent and each Investor hereby covenants and agrees that, prior to the date which is one year and one day after the payment in full of all outstanding senior indebtedness of PREFCO, it will not institute against, or join any other Person in instituting against, PREFCO any bankruptcy, reorganization, arrangement, insolvency or liquidation proceedings or other similar proceeding under the laws of the United States or any state of the United States.

       Section 11.7. Limitation of Liability. Except with respect to any claim arising out of the willful misconduct or gross negligence of PREFCO, the Agent or any Investor, no claim may be made by the Seller, the Servicer or any other Person against PREFCO, the Agent or any Investor or their respective Affiliates, directors, officers, employees, attorneys or agents for any special, indirect, consequential or punitive damages in respect of any claim for breach of contract or any other theory of liability arising out of or related to the transactions contemplated by this Agreement, or any act, omission or event occurring in connection therewith; and the Seller hereby waives, releases, and agrees not to sue upon any claim for any such damages, whether or not accrued and whether or not known or suspected to exist in its favor.

       SECTION 11.8. CHOICE OF LAW. THIS AGREEMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS.

       SECTION 11.9. CONSENT TO JURISDICTION. THE SELLER HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO THIS AGREEMENT OR ANY DOCUMENT EXECUTED BY THE SELLER PURSUANT TO THIS AGREEMENT AND THE SELLER HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE AGENT OR ANY PURCHASER TO BRING PROCEEDINGS AGAINST THE
SELLER IN THE COURTS OF ANY OTHER JURISDICTION WHEREIN ANY ASSETS OF THE SELLER OR ANY ORIGINATOR MAY BE LOCATED. ANY JUDICIAL PROCEEDING BY THE SELLER
AGAINST THE AGENT OR ANY PURCHASER OR ANY AFFILIATE OF THE AGENT OR A PURCHASER INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT OR ANY DOCUMENT EXECUTED BY THE SELLER PURSUANT TO THIS AGREEMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

       SECTION 11.10. WAIVER OF JURY TRIAL. THE AGENT, THE SELLER AND EACH PURCHASER HEREBY WAIVES TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH THIS AGREEMENT, ANY DOCUMENT EXECUTED BY THE SELLER PURSUANT TO THIS AGREEMENT OR THE RELATIONSHIP ESTABLISHED HEREUNDER OR THEREUNDER.

       Section 11.11. Integration; Survival of Terms. This Agreement, the Collection Account Agreements, and the Fee Letter contain the final and complete integration of all prior expressions by the parties hereto with respect to the subject matter hereof and shall constitute the entire agreement among the parties hereto with respect to the subject matter hereof superseding all prior oral or written understandings. The provisions of Article VIII and
Section 11.6 shall survive any termination of this Agreement.

       Section 11.12. Counterparts; Severability. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which when taken together shall constitute one and the same Agreement. Any provisions of this Agreement which are prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

       Section 11.13. First Chicago Roles. Each of the Investors acknowledges that First Chicago acts, or may in the future act, (i) as administrative agent for PREFCO, (ii) as issuing and paying agent for the Commercial Paper, (iii) to provide credit or liquidity enhancement for the timely payment for the Commercial Paper and (iv) to provide other services from time to time for PREFCO (collectively, the "First Chicago Roles"). Without limiting the generality of this Section 11.13, each Investor hereby acknowledges and consents to any and all First Chicago Roles and agrees that in connection with any First Chicago Role, First Chicago may take, or refrain from taking, any action which it, in its discretion, deems appropriate, including, without limitation, in its role as administrative agent for PREFCO, the giving of notice to the Agent of a mandatory purchase pursuant to Section 2.1.

       Section 11.14. Characterization. (a) It is the intention of the parties hereto that each purchase hereunder shall constitute an absolute and irrevocable sale, which purchase shall provide the applicable Purchaser with the full benefits of ownership of the applicable Receivable Interest. Except as specifically provided in this Agreement, each sale of a Receivable Interest hereunder is made without recourse to the Seller; provided, however, that (i) the Seller shall be liable to each Purchaser and the Agent for all representations, warranties and covenants made by the Seller pursuant to the terms of this Agreement, and (ii) such sale does not constitute and is not intended to result in an assumption by any Purchaser or the Agent or any assignee thereof of any obligation of the Seller or any Originator or any other person arising in connection with the Receivables, the Related Security, or the related Contracts, or any other obligations of the Seller or any Originator.

       (b) If the conveyance by the Seller to the Purchasers of interests in Receivables hereunder shall be characterized as a secured loan and not a sale, it is the intention of the parties hereto that this Agreement shall constitute a security agreement under applicable law, and that the Seller shall be deemed to have granted to the Agent for the ratable benefit of the Purchasers a duly perfected security interest in all of the Seller's right, title and interest in, to and under the Receivables, the Collections, each Collection Account, all Related Security, all payments on or with respect to such Receivables, all other rights relating to and payments made in respect of the Receivables, and all proceeds of any thereof prior to all other liens on and security interests therein. After a Servicer Default, the Agent and the Purchasers shall have, in addition to the rights and remedies which they may have under this Agreement, all other rights and remedies provided to a secured creditor after default under the UCC and other applicable law, which rights and remedies shall be cumulative. In that regard, the Agent is hereby granted a license or other right to use, without charge, the Seller's copyrights, rights of use of any name, trade names, trademarks, service marks and advertising matter, or any property of a similar nature, as it may pertain to Related Security comprising repossessed or returned inventory the sale or lease of which shall have given rise to a Receivable and in order to facilitate the disposition by the Purchaser of such inventory.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed and delivered by their duly authorized officers as of the date hereof.

                                 OUTBOARD MARINE RECEIVABLES CORP.

                                     GORDON G. REPP
                                 By: ______________
                                     Vice President
                                     100 Sea-Horse Drive
                                     Waukegan, Illinois  60085
                                     Attention:  Treasurer
                                     Fax: (847) 689-7806


                                 PREFERRED RECEIVABLES FUNDING CORPORATION

                                     WANDA M. HARRISON
                                 By: _________________
                                     Authorized Signatory
                                     c/o The First National Bank
                                     of Chicago, as Agent
                                     Suite 0596, 1-21

                                     One First National Plaza
                                     Chicago, Illinois  60670
                                     Fax: (312) 732-4487

     INVESTORS:

     Commitment
     -----------
     $55,000,000                 THE FIRST NATIONAL BANK OF CHICAGO, as
                                   an Investor and as Agent

                                     WANDA M. HARRISON
                                 By: _________________
                                     Vice President

                                     The First National Bank of Chicago
                                     Suite 0596, 1-21
                                     One First National Plaza
                                     Chicago, Illinois  60670
                                     Fax: (312) 732-4487

     -----------
     $55,000,000                     PURCHASE LIMIT
     -----------

                            EXHIBITS AND SCHEDULES

EXHIBIT I       DEFINITIONS

EXHIBIT II      PRINCIPAL PLACE OF BUSINESS OF THE SELLER;
                LOCATION(S) OF RECORDS; FEDERAL EMPLOYER
                IDENTIFICATION NUMBERS

EXHIBIT III     LOCK-BOXES; CONCENTRATION ACCOUNTS; DEPOSITARY ACCOUNTS

EXHIBIT IV      FORM OF COMPLIANCE CERTIFICATE

EXHIBIT V       FORM OF COLLECTION ACCOUNT AGREEMENT

EXHIBIT VI      CREDIT AND COLLECTION POLICY

EXHIBIT VII     FORM OF CONTRACT(S)

EXHIBIT VIII    FORM OF MONTHLY REPORT

EXHIBIT IX      FORM OF PURCHASE NOTICE


SCHEDULE A      LIST OF DOCUMENTS TO BE DELIVERED TO THE AGENT PRIOR
                TO THE INITIAL PURCHASE

NOTE: Exhibits II - IX and Schedule A are not material to the Agreement and are therefore not attached.

                                   EXHIBIT I
                                  DEFINITIONS

       As used in this Agreement, the following terms shall have the following meanings (such meanings to be equally applicable to both the singular and plural forms of the terms defined):

       "Acquisition Amount" means, on the date of any purchase from PREFCO of Receivable Interests pursuant to Section 2.1, (i) with respect to each Investor other than First Chicago, the lesser of (a) such Investor's Pro Rata Share of the PREFCO Transfer Price and (b) such Investor's unused Commitment and (ii) with respect to First Chicago, the difference between (a) the PREFCO Transfer Price and (b) the aggregate amount payable by all other Investors on such date pursuant to clause (i) above.

       "Adjusted Liquidity Price" means, in determining the PREFCO Transfer Price for any Receivable Interest, an amount equal to


                  (i) DC + (ii) RI x   [      NDR        ]
                                       -------------------
                                         1 + (.50 x LP)
       where:

             RI  = the undivided percentage interest evidenced by such
                   Receivable Interest.

             DC  = the Deemed Collections.

             NDR = the Outstanding Balance of all non-Defaulted Receivables.

             LP  = the Loss Percentage.

       Each of the foregoing shall be determined from the most recent Monthly Report received from the Servicer.

       "Adjusted Outstanding Balance" means, on any date, an amount equal to
(i) the aggregate Outstanding Balance of all Eligible Receivables as of the opening of business of the Servicer on such date, minus (ii) an amount equal to 10% of the aggregate Outstanding Balance of all Receivables on such date that are Floor Plan Financed Receivables.

       "Adverse Claim" means a lien, security interest, charge or encumbrance, or other right or claim in, of or on any Person's assets or properties in favor of any other Person.

       "Affiliate" means, with respect to any Person, any other Person directly or indirectly controlling (including but not limited to all directors and officers of such Person), controlled by, or under direct or indirect common control with such Person. A Person shall be deemed to control another Person if such Person possesses, directly or indirectly, the power to direct or cause the direction of the management or policies of the other Person, whether through ownership of voting securities, by contract or otherwise. In addition, for purposes of the definitions of "Concentration Limit," "Eligible Receivable" and "Net Receivables Balance," a Person shall be deemed to control another Person if such Person owns 10% or more of any class of voting securities (or corresponding interest in the case of non-corporate entities) of the other Person.

       "Agent" means First Chicago in its capacity as agent for the Purchasers pursuant to Article IX, and not in its individual capacity as an Investor, and any successor Agent appointed pursuant to Article IX.

       "Aggregate Unpaids" means, at any time, an amount equal to the sum of all accrued and unpaid Discount, Capital and all other amounts owed (whether due or accrued) hereunder or under the Fee Letter to the Agent and the Purchasers at such time, plus all accrued and unpaid Servicer Fees owed hereunder to the Servicer.

       "Agreement" means this Receivables Purchase Agreement, as it may be amended or modified and in effect from time to time.

       "Average Collection Period" means at any time that period of days equal to the average maturity of the Receivables (whether Undated Receivables or Dated Receivables) calculated by the Servicer in the then most recent Monthly Report; provided that if the Agent shall disagree with any such calculation, the Agent may recalculate the Average Collection Period for either category of Receivables.

       "Base Rate" means, (i) prior to the occurrence of a Servicer Default, a rate per annum equal to the corporate base rate, prime rate or base rate of interest, as applicable, announced by the Reference Bank from time to time, changing when and as such rate changes, and (ii) at all times after the occurrence of a Servicer Default, such rate plus 1% per annum.

       "Business Day" means any day on which banks are not authorized or required to close in New York, New York or Chicago, Illinois and The Depository Trust Company of New York is open for business, and, if the applicable Business Day relates to any computation or payment to be made with respect to the LIBO Rate, any day on which dealings in dollar deposits are carried on in the London interbank market.

       "Capital" of any Receivable Interest means, at any time, the Purchase Price of such Receivable Interest (and after giving effect to any adjustments contemplated in Section 1.5), minus the sum of the aggregate amount of Collections and other payments received by the Agent which in each case are applied to reduce such Capital; provided that such Capital shall be restored in the amount of any Collections or payments so received and applied if at any time the distribution of such Collections or payments are rescinded or must otherwise be returned for any reason.

       "Change of Control" means (i) any Person or Persons acting in concert shall acquire beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of 15% or more of the outstanding shares of voting stock of OMC and the board of directors of OMC shall fail to redeem, within the time period prescribed therein, the rights issued under OMC's Amended and Restated Rights Plan dated as of June 12, 1986, as amended and restated as of September 6, 1990; or (ii) during any period of twelve (12) consecutive months, commencing before or after the date hereof, individuals who at the beginning of such twelve-month period were directors of OMC shall cease for any reason to constitute a majority of the board of directors of OMC; or (iii) any change of control shall occur as defined under the provisions of OMC's certificate of incorporation or by-laws, as at any time amended; or (iv) OMC shall cease to own, free and clear of all Adverse Claims, all of the outstanding shares of voting stock of the Seller and each other Originator on a fully diluted basis.

       "Charged-Off Receivable" means a Receivable: (i) as to which the Obligor thereof has taken any action, or suffered any event to occur, of the type described in Section 7.1(c) (as if references to the Seller therein refer to such Obligor); (ii) a s to which the Obligor thereof, if a natural person, is deceased, (iii) which, consistent with the Credit and Collection Policy, would be written off the Seller's books as uncollectible, or (iv) which has been identified by the Seller as uncollectible.

       "Collection Account" means each concentration account, depositary account, lock-box account or similar account in which any Collections are collected or deposited.

       "Collection Account Agreement" means, in the case of any actual or proposed Collection Account, an agreement in substantially the form of Exhibit V hereto.

       "Collection Bank" means, at any time, any of the banks or other financial institutions holding one or more Collection Accounts.

       "Collection Notice" means a notice, in substantially the form of the Collection Notice contained in Exhibit V hereto, from the Agent to a Collection Bank.

       "Collections" means, with respect to any Receivable, all cash collections and other cash proceeds in respect of such Receivable, including, without limitation, all cash proceeds of Related Security with respect to such Receivable and all amounts payable to the Purchasers by the Seller pursuant to
Section 1.8.

       "Commercial Paper" means promissory notes of PREFCO issued by PREFCO in the commercial paper market.

       "Commitment" means, for each Investor, the commitment of such Investor to purchase its Pro Rata Share of Receivable Interests from (i) the Seller and
(ii) PREFCO, such Pro Rata Share not to exceed, in the aggregate, the amount set forth opposite such Investor's name on the signature pages of this Agreement, as such amount may be modified in accordance with the terms hereof.

       "Concentration Limit" means, at any time for any Obligor (other than a Floor Plan Lender), an amount equal to (i) 3.33%, multiplied by (ii) the Adjusted Outstanding Balance at such time, or such other amount (a "Special Concentration Limit") for such Obligor as may be designated by the Agent; provided, that in the case of an Obligor and any Affiliate of such Obligor, the Concentration Limit shall be calculated as if such Obligor and such Affiliate are one Obligor; and provided, further, that PREFCO or the Required Investors may, upon not less than three Business Days' notice to the Seller, cancel any Special Concentration Limit.

       "Contract" means, with respect to any Receivable, any and all instruments, agreements, leases, invoices or other writings pursuant to which such Receivable arises or which evidences such Receivable.

       "CP Rate" means, the rate, requested by the Seller and agreed to by PREFCO, equivalent to the rate (or if more than one rate, the weighted average of the rates) at which Commercial Paper having a term equal to the relevant Tranche Period may be sold by any placement agent or commercial paper dealer reasonably selected by PREFCO, as agreed between each such dealer or agent and PREFCO plus any and all applicable issuing and paying agent fees and commissions of placement agents and commercial paper dealers in respect of such Commercial Paper; provided, however, that if the rate (or rates) as agreed between any such agent or dealer and PREFCO is a discount rate (or rates), the "CP Rate" for such Tranche Period shall be the rate (or if more than one rate, the weighted average of the rates) resulting from PREFCO's converting such discount rate (or rates) to an interest-bearing equivalent rate per annum.

       "Credit and Collection Policy" means the Seller's credit and collection policies and practices relating to Contracts and Receivables existing on the date hereof and summarized in Exhibit VI hereto, as modified from time to time in accordance with this Agreement. It is understood that the Credit and Collection Policy of the Seller in respect of any Receivable shall be the credit and collection policies of the applicable Originator thereof. To the extent any Originator shall not have comprehensively reduced to writing its credit and collection policies, the Credit and Collection Policy in respect of Receivables originated by such Originator shall be those credit and collection policies of such Originator in effect on the date hereof and disclosed to the Agent on or prior to the date hereof.

       "Dated Receivable" means a Receivable which by its terms is due and payable not fewer than 31 days, and not more than 365 days, after the original billing date therefor.

       "Deemed Collections" means the aggregate of all amounts owing to PREFCO pursuant to Sections 1.8 and 8.1.

       "Default Fee" means with respect to any amount due and payable by the Seller hereunder or under the Fee Letter, an amount equal to interest on any such amount at a rate per annum equal to 1% above the Base Rate, provided, however, that such interest rate will not at any time exceed the maximum rate permitted by applicable law.

       "Default Ratio" means, as of the last day of any calendar month, a percentage equal to (i) the aggregate Outstanding Balance of all Receivables that are then Defaulted Receivables, divided by (ii) the aggregate Outstanding Balance of all Receivables as of such date.

       "Defaulted Receivable" means a Receivable as to which any payment, or part thereof, remains unpaid for 91 days or more from the original due date for such payment.

       "Delinquency Ratio" means, as of the last day of any calendar month, a percentage equal to (i) the aggregate Outstanding Balance of all Receivables that are then Delinquent Receivables, divided by (ii) the aggregate Outstanding Balance of all Receivables as of such date.

       "Delinquent Receivable" means a Receivable as to which any payment, or part thereof, remains unpaid for 61 days or more from the original due date for such payment.

       "Designated Obligor" means an Obligor indicated by the Agent to the Seller in writing.

       "Designated Servicer" means, at any time, each of the following (i) the Servicer, if other than the Agent or a Purchaser at such time, and (ii) each Originator, if any responsibility of the Servicer hereunder shall have been delegated to such Originator.

       "Dilution Ratio" means, as of the last day of any calendar month, a percentage equal to (i) the aggregate amount of Dilutions (other than Rebates) which shall have occurred during such month, divided by (ii) the aggregate amount of sales made by the Originators during the immediately preceding month.

       "Dilution Reserve" means, on any date, an amount equal to (i) the greater of (a) 15% or (b) two times the Dilution Ratio in respect of the month then most recently ended, multiplied by (ii) the Adjusted Outstanding Balance as of the opening of business of the Servicer on such date.

       "Dilutions" means, at any time, the aggregate amount of reductions in the Outstanding Balances of the Receivables as a result of any setoff, discount, adjustment or otherwise, other than cash Collections on account of the Receivables.

       "Discount" means, for each Receivable Interest for any Tranche Period:

                                           AD
                             DR x C x -----------
                                          360

       where:

       DR = the Discount Rate for such Receivable Interest for such Tranche
            Period;

       C  = the Capital of such Receivable Interest during such Tranche Period;
            and

       AD = the actual number of days elapsed during such Tranche Period;

provided, that no provision of this Agreement shall require the payment or permit the collection of Discount in excess of the maximum permitted by applicable law; and provided, further, that Discount for any Tranche Period shall not be considered paid by any distribution to the extent that at any time all or a portion of such distribution is rescinded or must otherwise be returned for any reason.

       "Discount Rate" means the LIBO Rate, the CP Rate or the Base Rate, as applicable; provided that from and after the occurrence of a Servicer Default, the Discount Rate in respect of each Receivable Interest and Tranche Period shall be the Base Rate.

       "Discount Reserve" means, on any date, an amount equal to 3% multiplied by the Adjusted Outstanding Balance as of the opening of business of the Servicer on such date; provided that if at any time the CP Rate (determined in reference to a Tranche Period of 30-days) shall exceed 7.50% per annum, the Discount Reserve shall thereafter, on any date, be an amount equal to the percentage determined in accordance with the formula set forth below, multiplied by the Adjusted Outstanding Balance as of the opening of business of the Servicer on such date:

       [ CPR x ACP (U) x URP ] + [ (CPR + 2%) x ACP (D) x DRP ]
               -------                          -------
                 360                              360

       where:

       CPR    = the sum of (i) the CP Rate, assuming a 30-day Tranche Period commencing on such date, and (ii) 0.40%;

       ACP(U) = the greater of 30 days and the Average Collection Period in respect of Undated Receivables at such time

       DRP    = a fraction, the numerator of which shall be the aggregate
                Outstanding Balance of all Dated Receivables that are Eligible Receivables at such time and the denominator of which shall be the aggregate Outstanding Balance of all Eligible Receivables at such time; and

       ACP(D) = the greater of 270 days and the Average Collection Period in respect of Dated Receivables at such time.

       URP    = a fraction equal to one minus DRP at such time.

       "Early Collection Fee" means, for any Receivable Interest which has its Capital reduced, or its Tranche Period terminated prior to the date on which it was originally scheduled to end, the excess, if any, of (i) the Discount that would have accrued during the remainder of the Tranche Period subsequent to the date of such reduction or termination on the Capital of such Receivable Interest if such reduction or termination had not occurred, over (ii) the sum of (a) to the extent all or a portion of such Capital is allocated to another Receivable Interest, the Discount actually accrued during such period on such Capital for the new Receivable Interest, and (b) to the extent such Capital is not allocated to another Receivable Interest, the income, if any, actually received during such period by the holder of such Receivable Interest from investing the portion of such Capital not so allocated. In the event that the amount referred to in clause (ii) exceeds the amount referred to in clause (i), the relevant Purchaser or Purchasers agree to pay to the Seller the amount of such excess.

       "Eligible Receivable" means, at any time, a Receivable:

              (i) the Obligor of which (a) if a natural person, is a resident of the United States or, if a corporation or other business organization, is organized under the laws of the United States or any political subdivision thereof and has its chief executive office in the United States; (b) is not an Affiliate of any of the parties hereto; (c) is not a Designated Obligor; and (d) is not a government or a governmental subdivision or agency,

              (ii) the Obligor of which is not the Obligor of any Charged-Off Receivable,

              (iii) as to which any no payment, or part thereof, remains unpaid for 61 days or more from the original due date for such payment, and such Receivable is not a Defaulted Receivable or a Charged-Off Receivable,

              (iv) which has not had its payment terms extended and is either
       (i) an Undated Receivable or (ii) a Dated Receivable; provided that the aggregate Outstanding Balance of Eligible Receivables that are Dated Receivables shall not at any time exceed an amount equal to 50% of the aggregate Outstanding Balance of all Receivables at such time,

              (v) which is an account receivable representing all or part of the sales price of merchandise, insurance and services within the meaning of Section 3(c)(5) of the Investment Company Act of 1940, as amended,

              (vi) a purchase of which with the proceeds of notes would constitute a "current transaction" within the meaning of Section 3(a)(3) of the Securities Act of 1933, as amended,

              (vii) which is an "account" within the meaning of Section 9-106 of the UCC of all applicable jurisdictions,

              (viii) which is denominated and payable only in United States dollars in the United States,

              (ix) which arises under a Contract in substantially the form of one of the form contracts set forth on Exhibit VII hereto or otherwise approved by the Agent in writing, which, together with such Receivable, is in full force and effect and constitutes the legal, valid and binding obligation of the related Obligor enforceable by the Seller and its assignees against such Obligor in accordance with its terms,

              (x) which arises under a Contract which (a) does not require the Obligor under such Contract to consent to the transfer, sale or assignment of the rights and duties of the applicable Originator or any of its assignees under such Contract and (b) does not contain a confidentiality provision that would have the effect of restricting the ability of the Agent or any Purchaser to exercise its rights under this Agreement, including, without limitation, its right to review the Contract,

              (xi) which arises under a Contract that contains an obligation to pay a specified sum of money, contingent only upon the sale of goods or the provision of services by an Originator,

              (xii) which is not subject to any right of rescission, set-off (in respect of all or any portion of the Outstanding Balance thereof then being proposed for inclusion in Net Receivables Balance as of any date), counterclaim, any other defense (including defenses arising out of violations of usury laws) of the applicable Obligor or the applicable Originator or any other Adverse Claim, and the Obligor thereon holds no right as against any Originator to cause such Originator to repurchase the goods or merchandise the sale of which shall have given rise to such Receivable,

              (xiii) as to which the applicable Originator of such Receivable has satisfied and fully performed all obligations on its part with respect to such Receivable required to be fulfilled by it, and no further action is required to be performed by any Person with respect thereto other than payment thereon by the applicable Obligor,

              (xiv) all right, title and interest to and in which has been validly transferred by the applicable Originator directly to the Seller under and in accordance with the applicable Transfer Agreement, and the Seller has good and marketable title thereto free and clear of any Adverse Claim,

              (xv) which, together with the Contract related thereto, was created in compliance with each, and does not contravene any, law, rule or regulation applicable thereto (including, without limitation, any law, rule and regulation relating to truth in lending, fair credit billing, fair credit reporting, equal credit opportunity, fair debt collection practices and privacy) and with respect to which no part of the Contract related thereto is in violation of any such law, rule or regulation,

              (xvi) which satisfies all applicable requirements of the Credit and Collection Policy,

              (xvii) which was generated in the ordinary course of the applicable Originator's business in connection with the purchase of goods or services by the applicable Obligor from such Originator,

              (xviii) which arises solely from the sale or the provision of services to the related Obligor by the Originator that shall have transferred such Receivable to the Seller, and not by any other Person (in whole or in part),

              (xix) as to which the Agent has not notified the Seller that the Agent has determined that such Receivable or class of Receivables is not acceptable as an Eligible Receivable, including, without limitation, because such Receivable arises under a Contract that is not acceptable to the Agent, and

              (xx) if such Receivable is a Floor Plan Financed Receivable, as to which each of the following additional conditions shall be satisfied: (a) the applicable Originator shall have issued an invoice in respect of such inventory and the applicable Floor Plan Lender shall have accepted such invoice, or shall have otherwise unconditionally agreed to make a payment directly to such Originator in the amount of the Outstanding Balance of such Receivable, (b) such Receivable is, in accordance with a written agreement between such Originator and such Floor Plan Lender, assignable to the Seller by such Originator, and by the Seller to the Agent on behalf of the Purchasers hereunder, (c) such Floor Plan Lender has consented to each such assignment (in a written agreement that is in form and substance satisfactory to the Agent), and no further notice to, or consent or approval of, such Floor Plan Lender is required for any such assignment, (d) no default has occurred and is then continuing under the applicable Floor Plan Program, and (e) the Outstanding Balance of such Receivable, together with the aggregate Outstanding Balance of all other Floor Plan Receivables that are then Eligible Receivables, shall not exceed an amount equal to 50% of the aggregate Outstanding Balance of all Receivables at such time.

       "ERISA" means the Employee Retirement Income Security Act of 1974, as amended from time to time.

       "Facility Account" means the Seller's Account No. 55-51102 at First Chicago.

       "Facility Termination Date" means the earliest of (i) December 20, 1996,
(ii) the date the Seller shall exercise its right to repurchase the outstanding Receivable Interests pursuant to Section 1.11, (iii) any date selected by the Seller on not less than 30 days' prior written notice to the Agent; provided that if any Person then acting as Agent hereunder shall have elected or been required to resign as Agent pursuant to Section 9.8, the Seller may elect, by written notice to the Agent given promptly following notice to the Seller of such resignation, to have the Facility Termination Date occur on the effective date of such resignation; (iv) the date of the occurrence of any Servicer Default involving the Seller and of the type described in Section 7.1(c), and
(v) any date following the occurrence, and during the continuance, of any Servicer Default which the Required Investors declare to be the Facility Termination Date.

       "Federal Funds Effective Rate" means, for any period, a fluctuating interest rate per annum equal for each day during such period equal to (a) the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published for such day (or, if such day is not a Business Day, for the preceding Business Day) by the Federal Reserve Bank of New York in the Composite Closing Quotations for U.S. Governments Securities; or (b) if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10:30 a.m. (Chicago time) for such day on such transactions received by the Reference Bank from three federal funds brokers of recognized standing selected by it.

       "Fee Letter" means that certain letter agreement dated as of the date hereof between the Seller and the Agent, as it may be amended or modified and in effect from time to time.

       "Finance Charges" means, with respect to a Contract, any finance, interest, late payment charges or similar charges owing by an Obligor pursuant to such Contract.

       "First Chicago" means The First National Bank of Chicago in its individual capacity and its successors.

       "Floor Plan Financed Receivable" means any Receivable the payment and performance of which is guaranteed by, or otherwise supported by an obligation of, a Floor Plan Lender under a Floor Plan Program.

       "Floor Plan Lender" means Bombardier Capital Inc., Deutsche Financial Services, Transamerica Commercial Finance Corporation and Textron Financial Corporation, and any other financial institution that shall then be providing a Floor Plan Program and that shall, for purposes of determining eligibility of any Receivables hereunder, have been approved by the Agent.

       "Floor Plan Program" means a wholesale financing facility then being made available to a retail dealer of goods of the type sold by an Originator, the proceeds of which facility are used by such dealer to acquire inventory from such Originator.

       "Funding Agreement" means this Agreement and any agreement or instrument executed by any Funding Source with or for the benefit of PREFCO.

       "Funding Source" means (i) any Investor or (ii) any insurance company, bank or other financial institution providing liquidity, credit enhancement or back-up purchase support or facilities to PREFCO.

       "Incremental Purchase" means a purchase of one or more Receivable Interests which increases the total outstanding Capital hereunder.

       "Intended Characterization" means, for income tax purposes, the characterization of the acquisition by the Purchasers of Receivable Interests as a loan or loans by the Purchasers to the Seller secured by the Receivables, the Related Security and the Collections.

       "Investor Fee" means, for each Investor, a fee agreed to in writing by the Agent or PREFCO and such Investor.

       "Investors" means the financial institutions listed on the signature pages of this Agreement under the heading "Investors" and their respective successors and assigns.

       "LIBO Rate" means the rate per annum equal to the sum of (i) (a) the rate at which deposits in U.S. Dollars are offered by the Reference Bank to first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Business Days prior to the first day of the relevant Tranche Period, such deposits being in the approximate amount of the Capital of the Receivable Interest to be funded or maintained, divided by (b) one minus the Reserve Requirement (expressed as a decimal) applicable to such Tranche Period plus (ii) the Applicable Margin. The "Applicable Margin" shall, at any time, be equal to the "Applicable Margin" then in effect with respect to "Eurodollar Advances" under, and as each such term is defined in, that certain Amended and Restated Revolving Credit Agreement (the "Credit Agreement") dated as of December 30, 1994 among OMC, certain banks parties thereto, The First National Bank of Chicago, as "Agent" and Bank of America Illinois, as "Co-Agent", as the same has been or may hereafter be amended, restated, supplemented or otherwise modified from time to time; provided that if for any reason the Credit Agreement shall be terminated or shall otherwise cease to be in effect, the Applicable Margin for purposes of this Agreement shall be the Applicable Margin in respect of Eurodollar Advances in effect under the Credit Agreement immediately prior to the time the Credit Agreement ceased to be in effect. The LIBO Rate shall be rounded, if necessary, to the next higher 1/16 of 1%.

       "Liquidation Day" means, for any Receivable Interest, the earliest to occur of (i) any Business Day so designated by the Agent on or at any time following any day on which the conditions precedent set forth in Section 4.2 are not satisfied, (ii) any Business Day so designated by the Seller or PREFCO after the occurrence of the Termination Date and (iii) the Business Day immediately prior to the occurrence of a Servicer Default set forth in Section 7.1(c).

       "Liquidity Termination Date" means December 20, 1996.

       "Loss Percentage" means, at any time, the greater of (i) 1.5 times the Default Ratio in respect of the month then most recently ended, and (ii) 10%.

       "Loss Reserve" means, on any date, an amount equal to (i) the Loss Percentage multiplied by (ii) the Adjusted Outstanding Balance as of the opening of business of the Servicer on such date.

       "Loss-to-Liquidation Ratio" means, as at the last day of any calendar month, a percentage equal to (i) the amount of Charged-Off Receivables which became Charged-Off Receivables at any time during such month, divided by (ii) the aggregate amount of Collections during such month.

       "Material Adverse Effect" means a material adverse effect on (i) the financial condition, business or operations of the Seller or any Originator,
(ii) the ability of the Seller or any Originator to perform its obligations under any Transaction Document, (iii) the legality, validity or enforceability of this Agreement, any Transaction Document or any Collection Account Agreement or Collection Notice relating to a Collection Account into which a material portion of Collections are deposited, (iv) the Seller's or any Purchaser's interest in the Receivables generally or in any significant portion of the Receivables, the Related Security or the Collections with respect thereto, or
(v) the collectibility of the Receivables generally or of any material portion of the Receivables.

       "Monthly Report" means a report, in substantially the form of Exhibit VIII hereto (appropriately completed), furnished by the Servicer to the Agent pursuant to Section 6.5.

       "Net Receivables Balance" means, at any time, the Adjusted Outstanding Balance at such time, reduced by the aggregate amount by which the Outstanding Balance of all Eligible Receivables of each Obligor and its Affiliates exceeds the Concentration Limit for such Obligor.

       "New Concentration Account" has the meaning set forth in Section 5.1(l).

       "Obligor" means a Person (including any Floor Plan Lender) obligated to make payments pursuant to a Contract.

       "OMC" means Outboard Marine Corporation, a Delaware corporation.

       "Originator" means any of the following: (i) OMC, (ii) OMC Aluminum
Boat Group, Inc., a Delaware corporation, (iii) OMC Fishing Boat Group, Inc., a Delaware corporation and (iv) Recreational Boat Group Limited Partnership, a Delaware limited partnership.

       "Other Costs" has the meaning set forth in Section 8.4.

       "Outstanding Balance" of any Receivable at any time means the then outstanding principal balance thereof, and shall exclude (i) any interest or finance charges thereon, without regard to whether any of the same shall have been capitalized, and (ii) any Rebates in respect thereof.

       "Performance Guaranty" means that certain Performance Guaranty of even date herewith made by OMC in favor of the Seller, as the same may be amended, restated, supplemented or otherwise modified from time to time.

       "Person" means an individual, partnership, corporation, association, trust, or any other entity, or organization, including a government or political subdivision or agent or instrumentality thereof.

       "Potential Servicer Default" means an event which, with the passage of time or the giving of notice, or both, would constitute a Servicer Default.

       "PREFCO Residual" means the sum of the PREFCO Transfer Price Reductions.

       "PREFCO Transfer Price" means, with respect to the assignment by PREFCO of one or more Receivable Interests to the Agent for the benefit of the Investors pursuant to Section 2.1, the sum of (i) the lesser of (a) the Capital of each Receivable Interest and (b) the Adjusted Liquidity Price of each Receivable Interest and (ii) all accrued and unpaid Discount for such Receivable Interests.

       "PREFCO Transfer Price Reduction" means in connection with the assignment of a Receivable Interest by PREFCO to the Agent for the benefit of the Investors, the positive difference between (i) the Capital of such Receivable Interest and (ii) the Adjusted Liquidity Price for such Receivable Interest.

       "Pro Rata Share" means, for each Investor, the Commitment of such Investor divided by the Purchase Limit, adjusted as necessary to give affect to the application of the terms of Section 2.5.

       "Purchase Limit" means the aggregate of the Commitments of the Investors hereunder.

       "Purchase Price" means, with respect to any Incremental Purchase of a Receivable Interest, the amount paid to the Seller for such Receivable Interest.

       "Purchaser" means PREFCO or an Investor, as applicable.

       "Rebate" means, with respect to any Receivable, any reduction in the Outstanding Balance thereof arising or existing as a result of any sales incentive program and calculated in reference to purchase volumes.

       "Receivable" means the indebtedness and other obligations owed (at the time it arises, and before giving effect to any transfer or conveyance contemplated under any Transfer Agreement or hereunder) to an Originator, whether constituting an account, chattel paper, instrument or general intangible, arising in connection with the sale of goods or the rendering of services by such Originator, and includes, without limitation, the obligation to pay any Finance Charges with respect thereto. Indebtedness and other rights and obligations arising from any one transaction, including, without limitation, indebtedness and other rights and obligations represented by an individual invoice, shall constitute a Receivable separate from a Receivable consisting of the indebtedness and other rights and obligations arising from any other transaction.

       "Receivable Interest" means, at any time, an undivided percentage ownership interest associated with a designated amount of Capital, Discount Rate and Tranche Period selected pursuant to Section 1.3 in (i) all Receivables transferred to or other wise acquired or held by the Seller and arising prior to the time of the most recent computation or recomputation of such undivided interest pursuant to Section 1.4, (ii) all Related Security with respect to such Receivables, and (iii) all Collections with respect to, and other proceeds of, such Receivables. Such undivided percentage interest shall equal:

                                       C
                          ---------------------------
                          NRB - (LR + DR + DLR + SFR)

       where:

       C    =  the Capital of such Receivable Interest.

       LR   =  the Loss Reserve.

       DR   =  the Discount Reserve.

       DLR  =  the Dilution Reserve.

       SFR  =  the Servicer Fee Reserve.

       NRB  =  the Net Receivables Balance.


       "Records" means, with respect to any Receivable, all Contracts and other documents, books, records and other information (including, without limitation, computer programs, tapes, disks, punch cards, data processing software and related property and rights) relating to such Receivable, any Related Security therefor and the related Obligor.

       "Reduction Percentage" means, for any Receivable Interest acquired by the Investors from PREFCO for less than the Capital of such Receivable Interest, a percentage equal to a fraction the numerator of which is the PREFCO Transfer Price Reduction for such Receivable Interest and the denominator of which is the Capital of such Receivable Interest.

       "Reference Bank" means First Chicago or such other bank as the Agent shall designate with the consent of the Seller.

       "Required Investors" means, at any time, Investors with Commitments in excess of 66-2/3% of the Purchase Limit.

       "Related Security" means, with respect to any Receivable:

              (i) all of the Seller's interest in the inventory and goods (including returned or repossessed inventory or goods), if any, the financing or lease of which gave rise to such Receivable, and all insurance contracts with respect thereto,

              (ii) all other security interests or liens and property subject thereto from time to time, if any, purporting to secure payment of such Receivable, whether pursuant to the Contract related to such Receivable or otherwise, together with all financing statements and security agreements describing any collateral securing such Receivable,

              (iii) all guaranties, insurance and other agreements or arrangements of whatever character from time to time supporting or securing payment of such Receivable whether pursuant to the Contract related to such Receivable or otherwise,

              (iv) all service contracts and other contracts and agreements associated with such Receivables,

              (v) all Records related to such Receivables,

              (vi) all of the Seller's right, title and interest in, to and under each Transfer Agreement, the Performance Guaranty and each instrument, document or agreement executed in connection therewith in favor of or otherwise for the benefit of the Seller (or, if different, the applicable transferee thereunder); and

              (vii) all proceeds of any of the foregoing.

"Related Security" shall not include copyrights, trade names, trademarks, servicemarks or property of similar nature except to the extent that the Seller shall have granted a license therein to the Agent under Section 11.14(b).

       "Reserve Requirement" means the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed against the Reference Bank in respect of Eurocurrency liabilities, as defined in Regulation D of the Board of Governors of the Federal Reserve System as in effect from time to time.

       "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

       "Seller Interest" means, at any time, an undivided percentage ownership interest of the Seller in the Receivables, Related Security and all Collections with respect thereto equal to (i) one, minus (ii) the aggregate of the Receivable Interests.

       "Servicer" means at any time the Person (which may be the Agent) then authorized pursuant to Article VI to service, administer and collect Receivables.

       "Servicer Fee" has the meaning specified in Section 1.12.

       "Servicer Fee Reserve" means, on any date, an amount equal to (i) 2% multiplied by (ii) the Adjusted Outstanding Balance as of the opening of business of the Servicer on such date.

       "Servicer Default" has the meaning specified in Article VII.

       "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Seller.

       "Termination Date" means, for any Receivable Interest, the Facility Termination Date, and, solely with respect to a Receivable Interest of PREFCO, that Business Day so designated by the Seller or PREFCO by notice to the other.

       "Tranche Period" means, with respect to any Receivable Interest:

              (a) if Discount for such Receivable Interest is calculated with respect to the CP Rate, a period of days not to exceed 270 days commencing on a Business Day requested by the Seller and agreed to by PREFCO;

              (b) if Discount for such Receivable Interest is calculated on the basis of the LIBO Rate, a period of one, two or three months, or such other period as may be mutually agreeable to the Agent and the Seller, commencing on a Business Day selected by the Seller or the Agent pursuant to this Agreement. Such Tranche Period shall end on the day in the applicable succeeding calendar month which corresponds numerically to the beginning day of such Tranche Period, provided, however, that if there is no such numerically corresponding day in such succeeding month, such Tranche Period shall end on the last Business Day of such succeeding month; and

              (c) if Discount for such Receivable Interest is calculated on the basis of the Base Rate, a period of 30 days commencing on a Business Day selected by the Seller.

       If any Tranche Period would end on a day which is not a Business Day, such Tranche Period shall end on the next succeeding Business Day, provided, however, that in the case of Tranche Periods corresponding to the LIBO Rate, if such next succeeding Business Day falls in a new month, such Tranche Period shall end on the immediately preceding Business Day. In the case of any Tranche Period for any Receivable Interest of which commences before the Termination Date and would otherwise end on a date occurring after the Termination Date, such Tranche Period shall end on the Termination Date. The duration of each Tranche Period which commences after the Termination Date shall be of such duration as selected by the Agent.

       "Transaction Documents" means, collectively, this Agreement, the Transfer Agreements, the Performance Guaranty, the Fee Letter, each Collections Notice and all other instruments, documents and agreements executed and delivered by the Seller or any Originator in connection herewith.

       "Transfer Agreement" means, with respect to any Originator, that certain Receivable Purchase Agreement of even date herewith between the Seller, as purchaser, and such Originator, as seller, in each case as the same may be amended, restated, supplemented or otherwise modified from time to time.

       "UCC" means the Uniform Commercial Code as from time to time in effect in the specified jurisdiction.

       "Undated Receivable" means a Receivable which by its terms is due and payable not more than 30 days after the original billing date therefor.

       All accounting terms not specifically defined herein shall be construed in accordance with generally accepted accounting principles. All terms used in
Article 9 of the UCC in the State of Illinois, and not specifically defined herein, are used herein as defined in such Article 9.

                                                             EXHIBIT 11

                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       Computation of Per Share Earnings


                                                 Three Months Ended
                                                       Dec. 31
(In millions except amounts per share)           1995          1994
--------------------------------------           ----          ----
Primary Earnings Per Share
  Net Earnings (Loss)                         $ (12.4)      $  (3.1)
                                              ======================

  Weighted Average Number of Shares              20.1          19.9
  Common Stock Equivalents (Stock options)          *             *
                                              ----------------------
  Average Shares Outstanding                     20.1          19.9
                                              ======================
  Primary Earnings (Loss) Per Share           $  (.62)       $ (.16)
                                              ======================

Fully Diluted Earnings Per Share
  Net Earnings (Loss)                         $ (12.4)      $  (3.1)
  Add: After-Tax Interest and Related
    Expense Amortization on 7%
    Convertible Subordinated Debentures            .9            .8
                                              ----------------------
  Net Earnings (Loss) Adjusted                $ (11.5)      $  (2.3)
                                              ======================

  Weighted Average Number of Shares              20.1          19.9
  Common Stock Equivalents (Stock options)         .1            .1
  Weighted Average Common Shares Assuming
    Conversion of 7% Convertible
    Subordinated Debentures                       3.4           3.4
                                              ----------------------
  Average Shares Outstanding                     23.6          23.4
                                              ======================
  Fully Diluted Earnings (Loss) Per Share     $    **       $    **
                                              ======================

 * The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

 ** The computation of fully diluted earnings per share of common stock is antidilutive; therefore, the amount reported for primary and fully diluted earnings per share is the same.

                                                             EXHIBIT 19

To Our Shareholders:

The first quarter of 1996 was a period of adjustment for our company. Historically, we experience a first quarter loss because of the seasonality of our business. This year's first quarter incurred a greater loss than we realized in the same quarter last year. However, that loss was essentially in line with our expectations. The bulk of our increased loss in this year's first quarter was due to our decision last summer to reduce production in our engine plants to keep our inventories more in line with sales, although we also experienced a four percent sales decline from last year's first quarter.

We reported a net loss of $12.4 million, or 62 cents per share, for the first quarter of 1996, compared with a net loss of $3.1 million, or 16 cents per share, for the first quarter of 1995. This year's first quarter sales were $232.1 million versus $242.6 million in the first quarter last year. We had anticipated flat sales compared with last year's first quarter, a quarter in which revenues were increased by a greater than usual volume of back orders carried over from the fourth quarter of 1994. Most of our shortfall was due to continuing sales softness in our Aluminum Boat Group where a concerted effort is underway to reduce excess models and brands and re-focus on our important Lowe, Grumman and Sea Nymph brands. We also took excess capacity offline by closing our Elkhart aluminum boat plant this month. The Marine Power Products Group and Fishing Boat Group reported smaller sales declines, while our Recreational Boat Group turned in a modest sales increase.

Our decision to reduce production in our MPPG plants, coupled with a three-week strike at our Waukegan, Illinois, die casting plant, added to our cost of goods in the quarter and was the major factor in the reduction of our gross earnings to $39.4 million from $51.2 million in the first quarter last year.

Management discipline reduced our selling, general and administrative expense nearly 9 percent in this year's first quarter compared to last year's, however we still incurred an operating loss of $6.3 million for this year's first quarter compared to operating earnings of $1.1 million for the same quarter last year.

As a result of our scheduled reductions in manufacturing, we made progress in managing our working capital, increasing inventories only $5.8 million in anticipation of the upcoming boat shows and heavy selling season. This compares to the $31 million inventory increase in last year's first quarter. And, work in process inventories were reduced by $3.5 million from September 1995 levels.

Looking forward, we expect to see modest sales growth in our second quarter, and will continue to run reduced production levels in the quarter to adjust our inventories. The reduction we are planning is about two-thirds the magnitude of the reduction we implemented in the first quarter, so the effect on our gross income will not be as significant.

For the full year, we expect to deliver both sales and earnings growth, with the bulk of that growth coming in the third and fourth quarters. In 1995, as you know, we experienced strong sales growth in the first half as a result of increased market demand and our engine back order situation, providing us with more difficult earnings comparisons for the first half of this year. In last year's third quarter, however, U.S. market demand declined dramatically and our sales suffered in what is normally our strongest selling season. This year, we believe we will see a more normal seasonal distribution of sales. That expectation, along with forecasts that suggest the U.S. marine products market will grow by five to seven percent for the full year in 1996, gives us confidence in our expected full-year performance.

Looking ahead even further, our success in technological development also will shape our performance. Our low-emission FICHT Fuel Injection engine development effort is running on schedule. We expect to have a limited number of these engines available late this spring with full production and availability early in the 1997 model year. Our FICHT engines recently won the 1996 Popular Mechanics Design and Engineering award for their innovation.

We have also recently completed a leadership conference which brought together 70 senior OMC managers from around the globe to work on our visioning and strategic planning processes, laying the groundwork for the change we'll need to transform our company into a consistent generator of shareholder value. We expect to complete our first strategic planning cycle by late spring.

We are making progress, and I am encouraged by the commitment and actions of OMC's people in beginning to build a stronger company.

On January 18, our board of directors declared a cash dividend of 10 cents per share for the first quarter, payable March 29 to shareholders of record March 15.


                                                   HARRY W. BOWMAN
                                                   ---------------
                                                   Harry W. Bowman
                                                   Chairman, President and
                                                   Chief Executive Officer

                                                   January 24, 1996

                          OUTBOARD MARINE CORPORATION
                      Statements of Consolidated Earnings
                                  (Unaudited)

                                                    Three Months Ended
                                                           Dec. 31
(In millions except amounts per share)                1995         1994
--------------------------------------                ----         ----

Net Sales                                          $ 232.1      $ 242.6

Cost of Goods Sold                                   192.7        191.4
                                                   ---------------------

Gross Earnings                                        39.4         51.2

Selling, General & Administrative Expenses            45.7         50.1
                                                   ---------------------

Earnings (Loss) from Operations                       (6.3)         1.1

Non-Operating Expense (Income)
     Interest                                          5.4          5.0
     Other, Net                                        (.3)        (1.6)
                                                   ---------------------
                                                       5.1          3.4
                                                   ---------------------
Earnings (Loss) Before Provision for Income Taxes    (11.4)        (2.3)

Provision for Income Taxes                             1.0           .8
                                                   ---------------------

Net Earnings (Loss)                                $ (12.4)     $  (3.1)
                                                   =====================

Net Earnings (Loss) Per Share of Common Stock

      Primary                                      $  (.62)      $ (.16)
                                                   =====================

      Fully Diluted                                $  (.62)      $ (.16)
                                                   =====================

Dividends Paid Per Share                           $   .10      $   .10
                                                   =====================

Average Shares of Common Stock and Common
Stock Equivalents Outstanding (if applicable)         20.1        19.9

                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position
                                  (Unaudited)

                                    Dec. 31     Dec. 31       Sept. 30    Sept. 30
(In Millions)                        1995        1994           1995        1994
-------------                        ----        ----           ----        ----
Assets
------
Current Assets
  Cash & Cash Equivalents         $  51.5     $  43.5        $  58.3     $  80.3
  Receivables                       139.1       140.7          200.9       150.5
Inventories
  Finished Products                  79.2        75.8           69.9        58.7
  Raw Material, Work In
   Process & Service Parts          120.7       118.4          124.2       105.0
                                  -----------------------------------------------
Total Inventories                   199.9       194.2          194.1       163.7
Other Current Assets                 50.6        35.1           48.9        35.3
                                  -----------------------------------------------
Total Current Assets                441.1       413.5          502.2       429.8

Product Tooling, Net                 52.9        49.5           52.0        48.3
Intangibles                          40.1        31.8           40.6        32.1
Other Assets                         89.8        93.2           87.9        89.8
Plant & Equipment                   563.4       537.2          558.9       535.6
Accumulated Depreciation           (338.2)     (320.3)        (334.6)     (318.5)
                                  -----------------------------------------------
  Plant & Equipment, Net            225.2       216.9          224.3       217.1
                                  -----------------------------------------------
Total Assets                      $ 849.1     $ 804.9        $ 907.0     $ 817.1
                                  ===============================================



Liabilities and Shareholders' Investment
----------------------------------------
Current Liabilities
  Notes Payable                   $     -     $  25.0        $     -     $     -
  Accounts Payable                   65.6        79.4           99.6       102.9
  Accrued and Other                 136.8       125.0          149.2       130.7
                                  -----------------------------------------------
Total Current Liabilities           202.4       229.4          248.8       233.6

Long-Term Debt                      177.4       178.2          177.4       178.2
Postretirement Benefits Other
 Than Pensions                      102.5       102.0          102.6       102.3
Other Non-Current Liabilities       124.2        93.1          122.4        94.0

Shareholders' Investment
  Common Stock & Capital Surplus    113.5       110.2          111.6       109.3
  Retained Earnings                 135.3       101.1          149.7       106.3
  Cumulative Translation
   Adjustments                       (6.2)       (9.1)          (5.5)       (6.6)
                                  -----------------------------------------------
Total Shareholders' Investment      242.6       202.2          255.8       209.0
                                  -----------------------------------------------
Total Liabilities and
  Shareholders' Investment        $ 849.1     $ 804.9        $ 907.0     $ 817.1
                                  ===============================================

Shares of Common Stock
  Outstanding                        20.1        20.0           20.0        20.0
