Form 10-Q
period 1996-03-31
OUTBOARD MARINE CORP
filed 1996-05-15
CIK 75149

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996.

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

Number of shares of Common Stock of $0.15 par value outstanding at April 30, 1996 were 20,146,077 shares (not including 129,716 treasury shares).

Exhibit Index Page 14.
                                    -1-

                        OUTBOARD MARINE CORPORATION
                                 FORM 10-Q
                              PART I, ITEM 1
                           FINANCIAL INFORMATION

                           FINANCIAL STATEMENTS
                              March 31, 1996


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
                                  (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                           Mar. 31                     Mar. 31
(In millions except amounts per share)                1996         1995           1996         1995
- --------------------------------------                ----         ----           ----         ----
Net Sales                                          $ 285.5      $ 318.8        $ 517.6      $ 561.4

Cost of Goods Sold                                   224.2        233.0          416.9        424.4
                                                   ---------------------       ---------------------

Gross Earnings                                        61.3         85.8          100.7        137.0

Selling, General & Administrative Expenses            54.5         60.9          100.2        111.0
                                                   ---------------------       ---------------------

Earnings from Operations                               6.8         24.9             .5         26.0

Non-Operating Expense (Income)
     Interest                                          4.1          5.4            9.5         10.4
     Other, Net                                        (.2)         (.8)           (.5)        (2.4)
                                                   ---------------------       ---------------------
                                                       3.9          4.6            9.0          8.0
                                                   ---------------------       ---------------------
Earnings (Loss) Before Provision for Income Taxes      2.9         20.3           (8.5)        18.0

Provision for Income Taxes                             1.8          2.3            2.8          3.1
                                                   ---------------------       ---------------------

Net Earnings (Loss)                                $   1.1      $  18.0        $ (11.3)     $  14.9
                                                   =====================       =====================

Net Earnings (Loss) Per Share of Common Stock

      Primary                                      $   .05      $   .90        $  (.56)     $   .74
                                                   =====================       =====================

      Fully Diluted                                $   .05      $   .81        $  (.56)     $   .71
                                                   =====================       =====================

Dividends Paid Per Share                           $   .10      $   .10        $   .20      $   .20
                                                   =====================       =====================

Average Shares of Common Stock and Common
Stock Equivalents Outstanding                         20.2        20.1            20.1        20.1

The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                    -------------------
                                    Mar. 31     Mar. 31       Sept. 30    Sept. 30
(In Millions)                        1996        1995           1995*       1994*
- -------------                        ----        ----           ----        ----
Assets
- ------
Current Assets
  Cash & Cash Equivalents         $  35.1     $  37.1        $  58.3     $  80.3
  Receivables                       168.1       211.0          200.9       150.5
  Inventories
    Finished Products                92.1        90.5           69.9        58.7
    Raw Material, Work In
     Process & Service Parts        125.5       143.9          124.2       105.0
                                  ---------------------      --------------------
       Total Inventories            217.6       234.4          194.1       163.7
Other Current Assets                 49.6        37.2           48.9        35.3
                                  ---------------------      ---------------------
Total Current Assets                470.4       519.7          502.2       429.8

Product Tooling, Net                 53.0        52.4           52.0        48.3
Intangibles                          39.4        31.5           40.6        32.1
Other Assets                         90.7        95.4           87.9        89.8
Plant & Equipment                   567.2       548.0          558.9       535.6
Accumulated Depreciation           (343.4)     (326.5)        (334.6)     (318.5)
                                  ---------------------      ---------------------
  Plant & Equipment, Net            223.8       221.5          224.3       217.1
                                  ---------------------      ---------------------
Total Assets                      $ 877.3     $ 920.5        $ 907.0     $ 817.1
                                  =====================      =====================



Liabilities and Shareholders' Investment
- ----------------------------------------
Current Liabilities
  Notes Payable                   $     -     $  90.0        $     -     $     -
  Accounts Payable                   86.7       101.7           99.6       102.9
  Accrued and Other                 144.0       132.3          149.2       130.7
                                  ---------------------      ---------------------
Total Current Liabilities           230.7       324.0          248.8       233.6

Long-Term Debt                      177.5       177.3          177.4       178.2
Postretirement Benefits Other
 Than Pensions                      101.0       100.8          102.6       102.3
Other Non-Current Liabilities       126.6        96.1          122.4        94.0

Shareholders' Investment
  Common Stock & Capital Surplus    113.8       110.9          111.6       109.3
  Retained Earnings                 134.4       117.2          149.7       106.3
  Cumulative Translation
   Adjustments                       (6.7)       (5.8)          (5.5)       (6.6)
                                  ---------------------      ---------------------
Total Shareholders' Investment      241.5       222.3          255.8       209.0
                                  ---------------------      ---------------------
Total Liabilities and
  Shareholders' Investment        $ 877.3     $ 920.5        $ 907.0     $ 817.1
                                  =====================      =====================

Shares of Common Stock
  Outstanding                        20.1        20.0           20.0        20.0

The accompanying notes are an integral part of these statements.
* Condensed from audited financial statements.

                          OUTBOARD MARINE CORPORATION
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                               Six Months Ended
                                                                   March 31
(In millions)                                                  1996        1995
- -------------                                                  ----        ----
Cash Cash Flows from Operating Activities
 Net earnings (loss)                                        $ (11.3)     $ 14.9
 Adjustments to reconcile net earnings to net cash
  provided by operations:
   Depreciation and amortization                               25.4        21.8
   Changes in current accounts excluding the
    effects of noncash transactions:
     Decrease (Increase) in receivables                        32.1       (58.0)
     (Increase) in inventories                                (23.5)      (68.8)
     (Increase) in other current assets                         (.9)       (1.4)
     (Decrease) in accounts payable and accrued liabilities   (17.7)       (1.6)
   Other, net                                                   2.5        (3.0)
                                                             -------------------
        Net cash provided by (used for) operating activities    6.6       (96.1)


Cash Flows from Investing Activities
 Expenditures for plant and equipment, and tooling            (28.2)      (31.9)
 Other, net                                                      .4        (1.5)
                                                             -------------------

        Net cash used for investing activities                (27.8)      (33.4)

Cash Flows from Financing Activities
 Net increase in short-term debt                                  -        90.0
 Cash dividends paid                                           (4.0)       (4.0)
 Other, net                                                     2.2          .7
                                                             -------------------

        Net cash provided by (used for) financing activities   (1.8)       86.7


Exchange Rate Effect on Cash                                    (.2)        (.4)
                                                             -------------------
Net Decrease in Cash and Cash Equivalents                     (23.2)      (43.2)

Cash and Cash Equivalents at Beginning of Period               58.3        80.3
                                                             -------------------

Cash and Cash Equivalents at End of Period                   $ 35.1      $ 37.1
                                                             ===================

Supplemental Cash Flow Disclosures
 Interest paid                                               $  8.4      $  3.6
 Income taxes paid                                              7.0         1.4


The accompanying notes are an integral part of these statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION
- -------------------------
The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report on Form 10-K for the year ended September 30, 1995. The 1996 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

2.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE
- -------------------------------------------------
The company's Second Amended and Restated Revolving Credit Agreement, dated as of March 29, 1996, provides for loans of up to $200 million and terminates December 31, 1998.

Also in December 1995, the company entered into receivables sales agreements amended as of March 31, 1996 and expiring December 20, 1996 whereby the company agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). In order to maintain the balance in the designated pool of Receivables sold, the company is obligated to sell undivided percentage interests in new Receivables as existing Receivables are collected.

The company retains a residual interest in the Receivables sold, thus receivables in the accompanying Condensed Statement of Consolidated Financial Position at March 31, 1996 are only reduced by the net outstanding proceeds from the sales. At March 31, 1996, the company had net outstanding proceeds of $51 million and may receive up to $4 million of additional proceeds on a revolving basis. The company has retained substantially the same credit risk as if the Receivables had not been
sold.   The costs associated with the receivables sales agreements are included in non-operating expense - other, net in the Statement of Consolidated Earnings for the three and six months ended March 31, 1996.

Under both the revolving credit agreement and the receivable sales agreements, as amended, the company is required to meet certain financial covenants throughout the year. At March 31, 1996, the company is in compliance with these financial covenants.

3.  CONTINGENT LIABILITIES
- --------------------------
As a normal business practice, the company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the company's repurchase obligation to $30 million per model year for a period not to exceed 30 months from the date of invoice. The company resells any repurchased products. Losses incurred under this program have not been material. The company accrues for losses which are anticipated in connection with expected repurchases.

The company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, as well as those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the company's Consolidated Financial Position or the Consolidated Earnings of the company.

Under the requirements of Superfund and certain other laws, the company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs which the company does not believe to be material. In some cases there are several named PRPs and in others there are hundreds. The company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, under Superfund, and certain other laws, as a PRP the company can be held jointly and severally liable for all environmental costs associated with a site.

The company has experience in the remediation of contaminated sites. Once the company becomes aware of its potential liability at a particular site, it uses this experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the company's experience, most accurately reflects the company's liability based on the information currently available. The company takes into account the number of other participants involved in the site, their experience in the remediation of sites, and the company's knowledge of their ability to pay.

As a general rule, the company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the company does accrue for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At March 31, 1996, the company has accrued approximately $11 million for costs related to remediation at contaminated sites including continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the company is confident the accrual accurately reflects the company's liability based upon the information available at the time.

4.  STOCKHOLDER RIGHTS PLAN
- ---------------------------
On April 24, 1996, the company adopted a stockholder rights plan to replace the one which will expire on June 23, 1996. The rights associated with the new plan will expire on June 23, 2006. All shareholders of record today continue to have one right per share of the company's common stock held.

The new plan, like the existing plan, is intended to promote continuity and stability, deter coercive or partial offers which will not provide fair value to all shareholders and enhance the board of director's ability to represent all shareholders and thereby maximize shareholder value.

Each right will entitle its holder to buy 1/1,000 of a newly-issued share of the company's preferred stock at an exercise price of $115. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the company's common stock, commences a tender or exchange offer that would, if successful, result in such person or group owning beneficially 15% or more of the company's common stock, or the board of directors determines that any person owning beneficially 10% or more of the company's common-stock is an adverse person.

If a 15%-or-more shareholder or adverse person (an "Acquiring Person") engages in certain transactions in which the company survives, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the company's common stock having a value of twice the right's then current exercise price. In addition, if after any person has become an Acquiring Person, the company is involved in certain transactions with another person, after which the company ceases to exist, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's then current exercise price.

The company will generally be entitled to redeem the rights at $.01 per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired or that an adverse person has acquired 10%.

Under the new stockholder rights plan, there have been reserved for issuance 90,000 shares of the company's preferred stock.

                        OUTBOARD MARINE CORPORATION

                                 FORM 10-Q
                              PART I, ITEM 2
                           FINANCIAL INFORMATION

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              March 31, 1996

RESULTS OF OPERATIONS
- ---------------------
    The second quarter of fiscal 1996 was one in which the company's performance fell below expectations. The company achieved net earnings of $1.1 million, or five cents per share (primary and fully diluted), on sales of $285.5 million for the quarter, compared with net earnings of $18 million, or 90 cents per share (81 cents, fully diluted), on sales of $318.8 million for last year's second quarter. U.S. sales declined 14.4 percent, while sales outside the U.S. increased 1.3 percent.

    U.S. sales declined in the second quarter because of a drop in market demand for marine products, exacerbated by higher dealer field inventories of outboards. Additionally, the year-to-year sales comparison was made more difficult by the fact that last year's second quarter benefitted from as much as $15 million in sales from engine backorders carried into the period.

    Sales in all of the company's U.S. product lines were down, with the exception of the Recreational Boat Group, which achieved a small sales gain. This reduced sales performance was similar to the overall U.S. marine industry's performance in the quarter. Unusually cold weather early this spring may have negatively impacted industry sales. Some short-term softness in employment and consumer confidence in the quarter also may have played a role.

    Second quarter earnings this year were depressed by lower sales and also by lower manufacturing efficiencies which resulted from reduced production schedules in engine plants. The company reduced manufacturing schedules because of reduced market demand and a commitment to better manage factory inventories. By comparison, last year's second quarter benefitted from higher manufacturing efficiencies due to increased production levels which resulted from the engine order backlog carried into the quarter. The lower manufacturing efficiencies in this year's second quarter accounted for the reduction in our gross margin to 21.5 percent from 26.9 percent in the second quarter last year.

    Although the company reduced operating expense by 10.5 percent, or $6.4 million, in the past quarter, operating earnings still declined to $6.8 million from $24.9 million, and pre-tax earnings fell to $2.9 million from $20.3 million in the second quarter of 1995.

    For the first six months of fiscal 1996, the company incurred a net loss of $11.3 million, or 56 cents per share (primary and fully-diluted), on sales of $517.6 million compared with net earnings of $14.9 million, or 74 cents per share (71 cents, fully diluted), on sales of $561.4 million for the first half of 1995.

    The company also limited production in the first quarter to control factory inventories. That further contributed to the reduction in gross margin to 19.5 percent in the first half of 1996, down from 24.4 percent in the first half of last year. Operating expense was reduced by almost 11 percent in the first half, as well; however, operating earnings fell to $.5 million from $26 million in the first half of 1995. On a pre-tax basis, the company incurred a loss of $8.5 million for this year's first half compared with pre-tax earnings of $18 million for the first half last year.

    The provision for income taxes for the three and six months ended March 31, 1996 and 1995, resulted from expected taxes payable relating to certain international subsidiaries.

    It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.


FINANCIAL CONDITION
- -------------------
    Due to the seasonal nature of the company's business, it is more appropriate to compare the March 31, 1996 Condensed Statement of Financial Position with March 31, 1995. The company's ratio of current assets to current liabilities was 2.0 at March 31, 1996 compared to 1.6 at March 31, 1995. Current assets of $470.4 million at March 31, 1996 decreased $49.3 million as compared to current assets of $519.7 million at March 31, 1995. Receivables were $42.9 million lower at March 31, 1996 after deducting $51.0 million sold in the current fiscal year through a receivables sales agreement (see Note 2 of Notes to Consolidated Financial Statements). Without this receivables sale, receivables would have been $8.1 million higher due primarily to extended credit terms offered as part of specific marketing programs. Inventories decreased $16.8 million to $217.6 million at March 31, 1996 as compared to $234.4 million at March 31, 1995 due primarily to reduced production in engine plants to bring inventories more in line with sales. Other current assets increased $12.4 million due primarily to deferred income tax benefits.

    Other assets decreased $4.7 million due primarily to redemption of the company's investment in I.J. Holdings, Inc. offset by increases in deferred income tax benefits and increased pension assets.

    Current liabilities decreased by $93.3 million to $230.7 million as of March 31, 1996 compared to $324.0 million at March 31, 1995. Notes payable decreased $90.0 million at March 31, 1996. The $15.0 million decrease in accounts payable resulted primarily from decreased manufacturing activity.

    Accrued liabilities increased $11.7 million due primarily to increased participation levels in dealer programs and increased warranty accruals partially offset by lower restructuring accrual balances. Other non-current liabilities increased $30.5 million due primarily to an increase in tax liabilities.

    The company's total debt to total capitalization at March 31, 1996 was 42 percent compared to 56 percent at March 31, 1995.

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


TRENDS AND FORWARD-LOOKING DATA
- -------------------------------
    The company's current level of performance is not acceptable, and it is taking action to improve that performance. Immediate cost-cutting measures have been implemented to improve earnings for the balance of fiscal 1996. Additionally, the company is taking steps to improve earnings and returns in future years.

    Last fall the company combined its U.S. Marine Power Products Group and its former International Group and began a study of how to achieve efficiencies and improve service to its customers through a strategic consolidation of the two units. That work is nearly complete, and the company is beginning to implement its plans. The first step is the re-engineering of the U.S. and Canadian sales and marketing operations into one streamlined, North American unit. The company will gain the benefits of superior coordination and consistent brand positioning by unifying its marketing efforts for both countries. It will also gain efficiencies by consolidating back-room operations: functions such as warehousing, order processing and warranty administration. This North American and European re-engineering effort should result in costs of $8 million to $12 million and annualized savings, beginning in fiscal 1997, of a like amount. The company is studying similar initiatives in its markets around the globe.

    The company also has begun a study of its boat operations to determine whether it can increase efficiencies by consolidating its boat groups in order to streamline both manufacturing and support functions. The plan which grows out of that effort will be implemented in fiscal 1997. Additionally, the company is conducting a study of its corporate staff organization to determine the most effective structure for the staff group and to reduce its corporate overhead cost. And, it is evaluating critical issues in the areas of sales, manufacturing and information systems with the aim of improving sales margins, reducing product costs and increasing competitiveness. The company intends to establish its base operational costs at levels which will support the achievement of consistently higher returns on the assets invested in the business.

    In addition to those activities which are focused on consolidation and cost cutting, the company is also introducing new products. In the third quarter, it will begin to ship the first models of a new generation of outboards -- the FICHT Fuel Injection engines. The first model it will introduce will be a 150-horsepower engine designed primarily for the high-volume bass boat market. These engines incorporate a revolutionary computerized fuel injection technology which will be unique to its outboards. Supported by high quality manufacturing and effective marketing, the company believes FICHT Fuel Injection can establish important product differentiation for its engines and boat packages.

    The company is also making progress on its visioning effort, which it will be reviewing with its employees and fine-tuning in the third quarter. This effort is helping the company clarify its direction and its areas of opportunity.

    Some of the information contained herein may be forward looking in nature. You are encouraged to review the risk factors associated therewith contained in Exhibit 99 to this 10-Q.

                        OUTBOARD MARINE CORPORATION
                                 FORM 10-Q
                        PART II - OTHER INFORMATION


Item 5.  Other information.

         In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the company is hereby filing, as Exhibit 99, cautionary statements identifying important factors which could cause the company's actual results to differ materially from those projected in forward looking statements.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits reference is made to the Exhibit Index on Page 14.

    (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended March 31, 1996.


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


                        OUTBOARD MARINE CORPORATION


      Signature                      Title                       Date
_________________________    ___________________________    ________________

By: /s/: JAMES R. MAURICE    Vice President & Controller      May 15, 1996
_________________________    ___________________________    ________________

         James R. Maurice

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


        (E) With respect to Rights Agreement dated April 24, 1996, to be effective June 23, 1996, a copy is attached hereto as Exhibit 4
            (E).

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

        (H) With respect to the Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, a copy is attached hereto as Exhibit 10(H).

        (I) With respect to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, which is incorporated herein by reference.


Exhibit 11: Statements regarding computation of per share earnings:

            A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 19: Report furnished to security holders:

            A copy of the Registrant's Shareholders Report for the fiscal quarter ended March 31, 1996, is attached hereto as
            Exhibit 19.


Exhibit 27: Financial data schedules:

            This information is filed only in the electronic filing.


Exhibit 99: Additional Exhibits:

            "Safe Harbor" Statement under Private Securities Litigation Reform Act of 1995.

                                                               EXHIBIT 4 (E)

                        OUTBOARD MARINE CORPORATION

                                    and

                        FIRST CHICAGO TRUST COMPANY
                                OF NEW YORK

                               Rights Agent


                             Rights Agreement

                        Dated as of April 24, 1996

                             Table of Contents
                             -----------------
      Section
      -------
         1.  Certain Definitions. . . . . . . . . . . . . . .

         2.  Appointment of Rights Agent. . . . . . . . . . .

         3.  Issue of Rights Certificates . . . . . . . . . .

         4.  Form of Rights Certificates. . . . . . . . . . .

         5.  Countersignature and Registration. . . . . . . .

         6.  Transfer, Split Up, Combination and Exchange
             of Rights Certificates; Mutilated, Destroyed,
             Lost or Stolen Rights Certificates . . . . . . .

         7.  Exercise of Rights; Purchase Price; Expiration
             Date of Rights. . . . . . . . . . . . . . . . . .

         8.  Cancellation and Destruction of Rights
             Certificates . . . . . . . .  . . . . . . . . . .

         9.  Reservation and Availability of Capital Stock . .

         10.  Preferred Stock Record Date. . . . . . . . . . .

         11.  Adjustment of Purchase Price, Number and Kind of
              Shares or Number of Rights . . . . . . . . . . .

         12.  Certificate of Adjusted Purchase Price or Number
              of Shares. . . . . . . . . . . . . . . . . . . .

         13.  Consolidation, Merger or Sale or Transfer
              of Assets or Earning Power . . . . . . . . . . .

         14.  Fractional Rights and Fractional Shares. . . . .

         15.  Rights of Action . . . . . . . . . . . . . . . .

         16.  Agreement of Rights Holders. . . . . . . . . . .

         17.  Rights Certificate Holder Not Deemed a
              Stockholder. . . . . . . . . . . . . . . . . . .

         18.  Concerning the Rights Agent. . . . . . . . . . .

         19.  Merger or Consolidation or Change of Name of
              Rights Agent . . . . . . . . . . . . . . . . . .

         20.  Duties of Rights Agent . . . . . . . . . . . . .

         21.  Change of Rights Agent . . . . . . . . . . . . .

         22.  Issuance of New Rights Certificates. . . . . . .

         23.  Redemption and Termination . . . . . . . . . . .

         24.  Exchange . . . . . . . . . . . . . . . . . . . .

         25.  Notice of Certain Events . . . . . . . . . . . .

         26.  Notices. . . . . . . . . . . . . . . . . . . . .

         27.  Supplements and Amendments . . . . . . . . . . .

         28.  Successors . . . . . . . . . . . . . . . . . . .

         29.  Determinations and Actions by the Board of
              Directors, etc.. . . . . . . . . . . . . . . . .

         30.  Benefits of This Agreement . . . . . . . . . . .

         31.  Severability . . . . . . . . . . . . . . . . . .

         32.  Governing Law. . . . . . . . . . . . . . . . . .

         33.  Counterparts . . . . . . . . . . . . . . . . . .

         34.  Descriptive Headings . . . . . . . . . . . . . .

      Exhibit A --   Certificate of Designation,
                      Preferences and Rights

      Exhibit B --   Form of Rights Certificate

                             RIGHTS AGREEMENT
                             ----------------

    RIGHTS AGREEMENT, dated as of April 24, 1996 (the "Agreement"), between Outboard Marine Corporation, a Delaware corporation (the "Company"), and First Chicago Trust Company of New York, a New York corporation (the "Rights Agent").

                            W I T N E S S E T H

    WHEREAS, on April 24, 1996 (the "Rights Dividend Declaration Date"), the Board of Directors of the Company authorized and declared a dividend distribution of one Right for each share of common stock, par value $0.15 per share, of the Company (the "Common Stock") outstanding at the close of business on June 23, 1996 (the "Record Date"), and has authorized the issuance of one Right (as such number may hereinafter be adjusted pursu-ant to the provisions of Section 11(p) hereof) for each share of Common Stock of the Company issued between the Record Date (whether originally issued or delivered from the Company's treasury) and the Distribution Date, each Right initially representing the right to purchase one one-thousandth (1/1000th) of a share of Series A Junior Participating Preferred Stock (the "Preferred Stock") of the Company having the rights, powers and preferences set forth in the form of Certificate of Designation, Preferences and Rights attached hereto as Exhibit A, upon the terms and subject to the conditions hereinafter set forth (the "Rights");

    NOW, THEREFORE, in consideration of the premises and the mutual agreements herein set forth, the parties hereby agree as follows:

Section 1. Certain Definitions. For purposes of this Agreement, the following terms have the meanings indicated:

    (a) "Acquiring Person" shall mean any Person who or which, together with all Affiliates and Associates of such Person, shall be the Beneficial Owner of 15% or more of the shares of Common Stock then outstanding, but shall not include (i) the Company, (ii) any Subsidiary of the Company, (iii) any employee benefit plan of the Company or of any Subsidiary of the Company, (iv) any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan or (v) any such Person who has reported or is required to report such ownership (but less than 25%) on Schedule 13G under the Exchange Act (or any comparable or successor report) or on Schedule 13D under the Exchange Act (or any comparable or successor report) which
    Schedule 13D does not state any intention to or reserve the right to control or influence the management or policies of the Company or engage in any of the actions specified in Item 4 of such Schedule (other than the disposition of the Common Stock) and, within 10 Business Days of being requested by the Company to advise it regarding the same, certifies to the Company that such Person acquired shares of Common Stock representing in excess of 14.9% of the outstanding Common Stock inadvertently or without knowledge of the terms of the Rights and who, together with all Affiliates and Associates, thereafter does not acquire additional shares of Common Stock while the Beneficial Owner of 15% or more of the shares of Common Stock then outstanding; provided, however, that if the Person requested to so certify fails to do so within 10 Business Days, then such Person shall become an Acquiring Person immediately after such 10 Business Day Period. Notwithstanding the foregoing, no Person shall become an "Acquiring Person" solely as the result of an acquisition of Common Stock by the Company which, by reducing the number of shares outstanding, increases the proportionate number of shares beneficially owned by a Person to 15% or more of the Common Stock of the Company then outstanding as determined above; provided, however, that if a Person becomes the Beneficial Owner of 15% or more of the Common Stock of the Company then outstanding (as determined above) solely by reason of purchases of Common Stock by the Company and shall, after such purchases by the Company, become the Beneficial Owner of any additional shares of Common Stock by any means whatsoever, then such Person shall be deemed to be an "Acquiring Person."

    (b) "Adverse Person" shall mean any Person declared to be an Adverse Person by the Board of Directors upon determination that the criteria set forth in Section 11(a)(ii)(B) apply to such Person; provided, however, that the Board of Directors shall not declare any Person who is the Beneficial Owner of 10% or more of the outstanding Common Stock of the Company to be an Adverse Person if such Person has reported or is required to report such ownership on Schedule 13G under the Exchange Act (or any comparable or successor report) or on Schedule 13D under the Exchange Act (or any comparable or successor report) which Schedule 13D does not state any intention to or reserve the right to control or influence the management or policies of the Company or engage in any of the actions specified in Item 4 of such Schedule (other than the disposition of the Common Stock) so long as such Person neither reports nor is required to report such ownership other than as described in this paragraph (b).

    (c) "Affiliate" and "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as amended and in effect on the date of this Agreement (the "Exchange Act").

    (d) A Person shall be deemed the "Beneficial Owner" of, and shall be deemed to "beneficially own," any securities:

        (i) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has the right to acquire (whether such right is exercisable immediately or only after the passage of time) pursuant to any agreement, arrangement or understanding (whether or not in writing) or upon the exercise of conversion rights, exchange rights, rights, warrants or options, or otherwise; provided, however, that a Person shall not be deemed the "Beneficial Owner" of, or to "beneficially own," (A) securities tendered pursuant to a tender or exchange offer made by such Person or any of such Person's Affiliates or Associates until such tendered securities are accepted for purchase or exchange, or (B) securities issuable upon exercise of Rights at any time prior to the occurrence of a Triggering Event, or (C) securities issuable upon exercise of Rights from and after the occurrence of a Triggering Event which Rights were acquired by such Person or any of such Person's Affiliates or Associates prior to the Distribution Date or pursuant to Section 3(a) or Section 22 hereof (the "Original Rights") or pursuant to Section 11(i) hereof in connection with an adjustment made with respect to any Original Rights;


        (ii) which such Person or any of such Person's Affiliates or Associates, directly or indirectly, has the right to vote or dispose of or has "beneficial ownership" of (as determined pursuant to Rule 13d-3 of the General Rules and Regulations under the Exchange Act), including pursuant to any agreement, arrangement or understanding, whether or not in writing; provided, however, that a Person shall not be deemed the "Beneficial Owner" of, or to "beneficially own," any security under this subparagraph (ii) as a result of an agreement, arrangement or understanding to vote such security if such agreement, arrangement or understanding: (A) arises solely from a revocable proxy given in response to a public proxy or consent solicitation made pursuant to, and in accordance with, the applicable provisions of the General Rules and Regulations under the Exchange Act, and (B) is not also then reportable by such Person on Schedule 13D under the Exchange Act (or any comparable or successor report); or

        (iii) which are beneficially owned, directly or indirectly, by any other Person (or any Affiliate or Associate thereof) with which such Person (or any of such Person's Affiliates or Associates) has any agreement, arrangement or understanding (whether or not in writing), for the purpose of acquiring, holding, voting (except pursuant to a revocable proxy as described in the proviso to subparagraph (ii) of this paragraph (c)) or disposing of any voting securities of the Company;

provided, however, that nothing in this paragraph (c) shall cause a person engaged in business as an underwriter of securities to be the "Beneficial Owner" of, or to "beneficially own," any securities acquired through such person's participation in good faith in a firm commitment underwriting until the expiration of forty days after the date of such acquisition.


    (e) "Business Day" shall mean any day other than a Saturday, Sunday or a day on which banking institutions in the State of New York are authorized or obligated by law or executive order to close.

    (f) "Close of business" on any given date shall mean 5:00 P.M., New York City time, on such date; provided, however, that if such date is not a Business Day it shall mean 5:00 P.M., New York City time, on the next succeeding Business Day.

    (g) "Common Stock" shall mean the common stock, par value $0.15 per share, of the Company, except that "Common Stock" when used with reference to any Person other than the Company shall mean the capital stock of such Person with the greatest voting power, or the equity securities or other equity interest having power to control or direct the management, of such Person.

    (h) "Person" shall mean any individual, firm, corporation, partnership or other entity.

    (i) "Preferred Stock" shall mean shares of Series A Junior Participating Preferred Stock, par value $10.00 per share, of the Company, and, to the extent that there are not a sufficient number of shares of Series A Junior Participating Preferred Stock authorized to permit the full exercise of the Rights, any other series of Preferred Stock of the Company designated for such purpose containing terms substantially similar to the terms of the Series A Junior Participating Preferred Stock.

    (j) "Section 11(a)(ii) Event" shall mean any event described in Section 11(a)(ii) hereof.

    (k) "Section 13 Event" shall mean any event described in clauses (x),
    (y) or (z) of Section 13(a) hereof.

    (l) "Stock Acquisition Date" shall mean the first date of public announcement (which, for purposes of this definition, shall include, without limitation, a report filed pursuant to Section 13(d) under the Exchange Act) by the Company or an Acquiring Person that an Acquiring Person has become such.

    (m) "Subsidiary" shall mean, with reference to any Person, any corporation of which an amount of voting securities sufficient to elect at least a majority of the directors of such corporation is beneficially owned, directly or indirectly, by such Person, or otherwise controlled by such Person.

    (n) "Triggering Event" shall mean any Section 11(a)(ii) Event or any
    Section 13 Event.

Section 2. Appointment of Rights Agent. The Company hereby appoints the Rights Agent to act as agent for the Company and the holders of the Rights (who, in accordance with Section 3 hereof, shall prior to the Distribution Date also be the holders of the Common Stock) in accordance with the terms and conditions hereof, and the Rights Agent hereby accepts such appointment. The Company may from time to time appoint such Co-Rights Agents as it may deem necessary or desirable.

Section 3.  Issue of Rights Certificates.

    (a) Until the earliest of (i) the close of business on the tenth day after the Stock Acquisition Date (or, if the tenth day after the Stock Acquisition Date occurs before the Record Date, the close of business on the Record Date), (ii) the close of business on the tenth business day (or such later date as the Board shall determine) after the date that a tender or exchange offer by any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan) is first published or sent or given within the meaning of Rule 14d-2(a) of the General Rules and Regulations under the Exchange Act, if upon consummation thereof, such Person would be the Beneficial Owner of 15% or more of the shares of Common Stock then outstanding or (iii) the close of business on the tenth Business Day after the Board of Directors determines, pursuant to the criteria set forth in Section 11(a)(ii)(B) hereof, that a Person is an Adverse Person (the earliest of (i), (ii) and (iii) being herein referred to as the "Distribution Date"), (x) the Rights will be evidenced (subject to the provisions of paragraph (b) of this Section 3) by the certificates for the Common Stock registered in the names of the holders of the Common Stock (which certificates for Common Stock shall be deemed also to be certificates for Rights) and not by separate certificates, and
    (y) the Rights will be transferable only in connection with the transfer of the underlying shares of Common Stock (including a transfer to the Company). As soon as practicable after the Distribution Date, the Rights Agent will send by first-class, insured, postage prepaid mail, to each record holder of the Common Stock as of the close of business on the Distribution Date, at the address of such holder shown on the records of the Company, one or more right certificates, in substantially the form of Exhibit B hereto (the "Rights Certificates"), evidencing one Right for each share of Common Stock so held, subject to adjustment as provided herein. In the event that an adjustment in the number of Rights per share of Common Stock has been made pursuant to
    Section 11(p) hereof, at the time of distribution of the Rights Certificates, the Company shall make the necessary and appropriate rounding adjustments (in accordance with Section 14(a) hereof) so that Rights Certificates representing only whole numbers of Rights are distributed and cash is paid in lieu of any fractional Rights. As of and after the Distribution Date, the Rights will be evidenced solely by such Rights Certificates.

    (b) With respect to certificates for the Common Stock outstanding as of the Record Date, until the Distribution Date, the Rights will be evidenced by such certificates for the Common Stock and the registered holders of the Common Stock shall also be the registered holders of the associated Rights. Until the earlier of the Distribution Date or the Expiration Date (as such term is defined in Section 7 hereof), the transfer of any certificates representing shares of Common Stock in respect of which Rights have been issued shall also constitute the transfer of the Rights associated with such shares of Common Stock.

    (c) Rights shall be issued in respect of all shares of Common Stock which are issued (whether originally issued or from the Company's treasury) after the Record Date but prior to the earlier of the Distribution Date or the Expiration Date or in certain circumstances provided in Section 22 hereof, after the Distribution Date. Certificates representing such shares of Common Stock shall also be deemed to be certificates for Rights, and shall bear the following legend:

    This certificate also evidences and entitles the holder hereof to certain Rights as set forth in the Rights Agreement between Outboard Marine Corporation (the "Company") and First Chicago Trust Company of New York (the "Rights Agent") dated as of April 24, 1996, as amended from time to time (the "Rights Agreement"), the terms of which are hereby incorporated herein by reference and a copy of which is on file at the principal offices of the Company. Under certain circumstances, as set forth in the Rights Agreement, such Rights will be evidenced by separate certificates and will no longer be evidenced by this certificate. The Company will mail to the holder of this certificate a copy of the Rights Agreement, as in effect on the date of mailing, without charge promptly after receipt of a written request therefor. Under certain circumstances set forth in the Rights Agreement, Rights issued to, or held by, any Person who is, was or becomes an Acquiring Person or an Adverse Person or any Affiliate or Associate thereof (as such terms are defined in the Rights Agreement), whether currently held by or on behalf of such Person or by any subsequent holder, may become null and void.

With respect to such certificates containing the foregoing legend, until the earlier of (i) the Distribution Date or (ii) the Expiration Date, the Rights associated with the Common Stock represented by such certificates shall be evidenced by such certificates alone and registered holders of Common Stock shall also be the registered holders of the associated Rights, and the transfer of any of such certificates shall also constitute the transfer of the Rights associated with the Common Stock represented by such certificates.

Section 4.  Form of Rights Certificates.

    (a) The Rights Certificates (and the forms of election to purchase and of assignment to be printed on the reverse thereof) shall each be substantially in the form set forth in Exhibit B hereto and may have such marks of identification or designation and such legends, summaries or endorsements printed thereon as the Company may deem appropriate and as are not inconsistent with the provisions of this Agreement, or as may be required to comply with any applicable law or with any rule or regulation made pursuant thereto or with any rule or regulation of any stock exchange on which the Rights may from time to time be listed, or to conform to usage. Subject to the provisions of Section 11 and
    Section 22 hereof, the Rights Certificates, whenever distributed, shall be dated as of the Record Date and on their face shall entitle the holders thereof to purchase such number of one one-thousandths (1/1000ths) of a share of Preferred Stock as shall be set forth therein at the price set forth therein (such exercise price per one one-thousandth (1/1000th) of a share, the "Purchase Price"), but the amount and type of securities purchasable upon the exercise of each

    Right and the Purchase Price thereof shall be subject to adjustment as provided herein.

    (b) Any Rights Certificate issued pursuant to Section 3(a) or Section 22 hereof that represents Rights beneficially owned by: (i) an Acquiring Person or Adverse Person or any Associate or Affiliate of an Acquiring Person or Adverse Person, (ii) a transferee of an Acquiring Person or Adverse Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person or Adverse Person becomes such, or (iii) a transferee of an Acquiring Person or Adverse Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person or Adverse Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person or Adverse Person to holders of equity interests in such Acquiring Person or Adverse Person or to any Person with whom such Acquiring Person or Adverse Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which the Board of Directors of the Company has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect avoidance of Section 7(e) hereof, and any Rights Certificate issued pursuant to Section 6 or Section 11 hereof upon transfer, exchange, replacement or adjustment of any other Rights Certificate referred to in this sentence, shall contain (to the extent feasible) the following legend:

    The Rights represented by this Rights Certificate are or were beneficially owned by a Person who was or became an Acquiring Person or Adverse Person or an Affiliate or Associate of an Acquiring Person or Adverse Person (as such terms are defined in the Rights Agreement). Accordingly, this Rights Certificate and the Rights represented hereby may become null and void in the circumstances specified in Section 7(e) of such Agreement.

Section 5.  Countersignature and Registration.

    (a) The Rights Certificates shall be executed on behalf of the Company by its Chairman of the Board, its President or any Vice President, either manually or by facsimile signature, and shall have affixed thereto the Company's seal or a facsimile thereof which shall be attested by the Secretary or an Assistant Secretary of the Company, either manually or by facsimile signature. The Rights Certificates shall be countersigned by the Rights Agent, either manually or by facsimile signature, and shall not be valid for any purpose unless so countersigned. In case any officer of the Company who shall have signed any of the Rights Certificates shall cease to be such officer of the Company before countersignature by the Rights Agent and issuance and delivery by the Company, such Rights Certificates, nevertheless, may be countersigned by the Rights Agent and issued and delivered by the Company with the same force and effect as though the person who signed such Rights Certificates had not ceased to be such officer of the Company; and any Rights Certificates may be signed on behalf of the Company by any person who, at the actual date of the execution of such Rights Certificate, shall be a proper officer of the Company to sign such Rights Certificate, although at the date of the execution of this Rights Agreement any such person was not such an officer.

    (b) Following the Distribution Date, the Rights Agent will keep or cause to be kept, at its principal office or offices designated as the appropriate place for surrender of Rights Certificates upon exercise or transfer, books for registration and transfer of the Rights Certificates issued hereunder. Such books shall show the names and addresses of the respective holders of the Rights Certificates, the number of Rights evidenced on its face by each of the Rights Certificates and the date of each of the Rights Certificates.

Section 6. Transfer, Split Up, Combination and Exchange of Rights Certificates; Mutilated, Destroyed, Lost or Stolen Rights Certificates.

    (a) Subject to the provisions of Section 4(b), Section 7(e) and Section 14 hereof, at any time after the close of business on the Distribution Date, and at or prior to the close of business on the Expiration Date, any Rights Certificate or Certificates (other than Rights Certificates representing Rights that have been exchanged pursuant to Section 24 hereof) may be transferred, split up, combined or exchanged for another Rights Certificate or Certificates, entitling the registered holder to purchase a like number of one one-thousandths (1/1000ths) of a share of Preferred Stock (or, following a Triggering Event, Common Stock, other securities, cash or other assets, as the case may be) as the Rights Certificate or Certificates surrendered then entitled such holder (or former holder in the case of a transfer) to purchase. Any registered holder desiring to transfer, split up, combine or exchange any Rights Certificate or Certificates shall make such request in writing delivered to the Rights Agent, and shall surrender the Rights Certificate or Certificates to be transferred, split up, combined or exchanged at the principal office or offices of the Rights Agent designated for such purpose. Neither the Rights Agent nor the Company shall be obligated to take any action whatsoever with respect to the transfer of any such surrendered Rights Certificate until the registered holder shall have completed and signed the certificate contained in the form of assignment on the reverse side of such Rights Certificate and shall have provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request. Thereupon the Rights Agent shall, subject to Section 4(b),
    Section 7(e), Section 14 and Section 24 hereof, countersign and deliver to the Person entitled thereto a Rights Certificate or Rights Certificates, as the case may be, as so requested. The Company may require payment of a sum sufficient to cover any tax or governmental charge that may be imposed in connection with any transfer, split up, combination or exchange of Rights Certificates.

    (b) Upon receipt by the Company and the Rights Agent of evidence reasonably satisfactory to them of the loss, theft, destruction or mutilation of a Rights Certificate, and, in case of loss, theft or destruction, of indemnity or security reasonably satisfactory to them, and reimbursement to the Company and the Rights Agent of all reasonable expenses incidental thereto, and upon surrender to the Rights Agent and cancellation of the Rights Certificate if mutilated, the Company will execute and deliver a new Rights Certificate of like tenor to the Rights Agent for countersignature and delivery to the registered owner in lieu of the Rights Certificate so lost, stolen, destroyed or mutilated.

Section 7.  Exercise of Rights; Purchase Price; Expiration Date of Rights.

    (a) Subject to Section 7(e) hereof, the registered holder of any Rights Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein including, without limitation, the restrictions on exercisability set forth in Section 9(c), Section 11(a)(iii) and Section 23(a) hereof) in whole or in part at any time after the Distribution Date upon surrender of the Rights Certificate, with the form of election to purchase and the certificate on the reverse side thereof duly executed, to the Rights Agent at the principal office or offices of the Rights Agent designated for such purpose, together with payment of the aggregate Purchase Price with respect to the total number of one one-thousandths (1/1000ths) of a share (or other securities, cash or other assets, as the case may be) as to which such surrendered Rights are then exercisable, at or prior to the earliest of (i) the close of business on June 23, 2006 (the "Final Expiration Date"), (ii) the time at which the Rights are redeemed as provided in Section 23 hereof or (iii) the time at which such Rights are exchanged pursuant to Section 24 hereof (the earliest of (i), (ii) and (iii) being herein referred to as the "Expiration Date").

    (b) The Purchase Price for each one one-thousandth (1/1000th) of a share of Preferred Stock pursuant to the exercise of a Right shall initially be $115, and shall be subject to adjustment from time to time as provided in Sections 11 and 13(a) hereof and shall be payable in accordance with paragraph (c) below.

    (c) Upon receipt of a Rights Certificate representing exercisable Rights, with the form of election to purchase and the certificate duly executed, accompanied by payment, with respect to each Right so exercised, of the Purchase Price per one one-thousandth (1/1000th) of a share of Preferred Stock (or other shares, securities, cash or other assets, as the case may be) to be purchased as set forth below and an amount equal to any applicable transfer tax, the Rights Agent shall, subject to Section 20(k) hereof, thereupon promptly (i) (A) requisition from any transfer agent of the shares of Preferred Stock (or make available, if the Rights Agent is the transfer agent for such shares) certificates for the total number of one one-thousandths (1/1000ths) of a share of Preferred Stock to be purchased and the Company hereby irrevocably authorizes its transfer agent to comply with all such requests, or (B) if the Company shall have elected to deposit the total number of shares of Preferred Stock issuable upon exercise of the Rights hereunder with a depositary agent, requisition from the depositary agent depositary receipts representing such number of one one-thousandths (1/1000ths) of a share of Preferred Stock as are to be purchased (in which case certificates for the shares of Preferred Stock represented by such receipts shall be deposited by the transfer agent with the depositary agent) and the Company will direct the depositary agent to comply with such request, (ii) requisition from the Company the amount of cash, if any, to be paid in lieu of fractional shares in accordance with Section 14 hereof, (iii) after receipt of such certificates or depositary receipts, cause the same to be delivered to or upon the order of the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder, and (iv) after receipt thereof, deliver such cash, if any, to or upon the order of the registered holder of such Rights Certificate. The payment of the Purchase Price (as such amount may be reduced pursuant to Section 11(a)(iii) hereof) shall be made in cash or by certified bank check or bank draft payable to the order of the Company. In the event that the Company is obligated to issue other securities (including Common Stock) of the Company, pay cash and/or distribute other property pursuant to Section 11(a) hereof, the Company will make all arrangements necessary so that such other securities, cash and/or other property are available for distribution by the Rights Agent, if and when appropriate. The Company reserves the right to require prior to the occurrence of a Triggering Event that, upon any exercise of Rights, a number of Rights be exercised so that only whole shares of Preferred Stock would be issued.

    (d) In case the registered holder of any Rights Certificate shall exercise less than all the Rights evidenced thereby, a new Rights Certificate evidencing Rights equivalent to the Rights remaining unexercised shall be issued by the Rights Agent and delivered to, or upon the order of, the registered holder of such Rights Certificate, registered in such name or names as may be designated by such holder, subject to the provisions of Section 14 hereof.

    (e) Notwithstanding anything in this Agreement to the contrary, from and after the first occurrence of a Section 11(a)(ii) Event, any Rights beneficially owned by (i) an Acquiring Person or Adverse Person or an Associate or Affiliate of an Acquiring Person or Adverse Person, (ii) a transferee of an Acquiring Person or Adverse Person (or of any such Associate or Affiliate) who becomes a transferee after the Acquiring Person or Adverse Person becomes such, or (iii) a transferee of an Acquiring Person or Adverse Person (or of any such Associate or Affiliate) who becomes a transferee prior to or concurrently with the Acquiring Person or Adverse Person becoming such and receives such Rights pursuant to either (A) a transfer (whether or not for consideration) from the Acquiring Person or Adverse Person to holders of equity interests in such Acquiring Person or Adverse Person or to any Person with whom the Acquiring Person or Adverse Person has any continuing agreement, arrangement or understanding regarding the transferred Rights or (B) a transfer which the Board of Directors of the Company has determined is part of a plan, arrangement or understanding which has as a primary purpose or effect the avoidance of this Section 7(e), shall become null and void without any further action and no holder of such Rights shall have any rights whatsoever with respect to such Rights, whether under any provision of this Agreement or otherwise. The Company shall use all reasonable efforts to insure that the provisions of this Section 7(e) and Section 4(b) hereof are complied with, but shall have no liability to any holder of Rights Certificates or other Person as a result of its failure to make any determinations with respect to an Acquiring Person or Adverse Person or any of their respective Affiliates, Associates or transferees hereunder.

    (f) Notwithstanding anything in this Agreement to the contrary, neither the Rights Agent nor the Company shall be obligated to undertake any action with respect to a registered holder upon the occurrence of any purported exercise as set forth in this Section 7 unless such registered holder shall have (i) completed and signed the certificate contained in the form of election to purchase set forth on the reverse side of the Rights Certificate surrendered for such exercise, and (ii) provided such additional evidence of the identity of the Beneficial Owner (or former Beneficial Owner) or Affiliates or Associates thereof as the Company shall reasonably request.

Section 8. Cancellation and Destruction of Rights Certificates. All Rights Certificates surrendered for the purpose of exercise, transfer, split up, combination or exchange shall, if surrendered to the Company or any of its agents, be delivered to the Rights Agent for cancellation or in cancelled form, or, if surrendered to the Rights Agent, shall be cancelled by it, and no Rights Certificates shall be issued in lieu thereof except as expressly permitted by any of the provisions of this Agreement. The Company shall deliver to the Rights Agent for cancellation and retirement, and the Rights Agent shall so cancel and retire, any other Rights Certificate purchased or acquired by the Company otherwise than upon the exercise thereof. The Rights Agent shall deliver all cancelled Rights Certificates to the Company, or shall, at the written request of the Company, destroy such cancelled Rights Certificates, and in such case shall deliver a certificate of destruction thereof to the Company.

Section 9.  Reservation and Availability of Capital Stock.

    (a) The Company covenants and agrees that it will cause to be reserved and kept available out of its authorized and unissued shares of Preferred Stock (and, following the occurrence of a Triggering Event, out of its authorized and unissued shares of Common Stock and/or other securities or out of its authorized and issued shares held in its treasury), the number of shares of Preferred Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) that, as provided in this Agreement including Section 11(a)(iii) hereof, will be sufficient to permit the exercise in full of all outstanding Rights.

    (b) So long as the shares of Preferred Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) issuable and deliverable upon the exercise of the Rights may be listed on any national securities exchange, the Company shall use its best efforts to cause, from and after such time as the Rights become exercisable, all shares reserved for such issuance to be listed on such exchange upon official notice of issuance upon such exercise.

    (c) The Company shall use its best efforts to (i) file, as soon as practicable following the earliest date after the first occurrence of a
    Section 11(a)(ii) Event on which the consideration to be delivered by the Company upon exercise of the Rights has been determined in accordance with Section 11(a)(iii) hereof, a registration statement under the Securities Act of 1933 (the "Act"), with respect to the securities purchasable upon exercise of the Rights on an appropriate form, (ii) cause such registration statement to become effective as soon as practicable after such filing, and (iii) cause such registration statement to remain effective (with a prospectus at all times meeting the requirements of the Act) until the earlier of (A) the date as of which the Rights are no longer exercisable for such securities, and (B) the date of the expiration of the Rights. The Company will also take such action as may be appropriate under, or to ensure compliance with, the securities or "blue sky" laws of the various states in connection with the exercisability of the Rights.
    The Company may temporarily suspend, for a period of time not to exceed ninety (90) days after the date set forth in clause (i) of the first sentence of this Section 9(c), the exercisability of the Rights in order to prepare and file such registration statement and permit it to become effective. Upon any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. In addition, if the Company shall determine that a registration statement is required following the Distribution Date, the Company may temporarily suspend the exercisability of the Rights until such time as a registration statement has been declared effective. Notwithstanding any provision of this Agreement to the contrary, the Rights shall not be exercisable in any jurisdiction if the requisite qualification in such jurisdiction shall not have been obtained, the exercise thereof shall not be permitted under applicable law or a registration statement shall not have been declared effective.

    (d) The Company covenants and agrees that it will take all such action as may be necessary to ensure that all one one-thousandths (1/1000ths) of a share of Preferred Stock (and, following the occurrence of a Triggering Event, Common Stock and/or other securities) delivered upon exercise of Rights shall, at the time of delivery of the certificates for such shares (subject to payment of the Purchase Price), be duly and validly authorized and issued and fully paid and nonassessable.

    (e) The Company further covenants and agrees that it will pay when due and payable any and all federal and state transfer taxes and charges which may be payable in respect of the issuance or delivery of the Rights Certificates and of any certificates for a number of one one-thousandths (1/1000ths) of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) upon the exercise of Rights. The Company shall not, however, be required to pay any transfer tax which may be payable in respect of any transfer or delivery of Rights Certificates to a Person other than, or the issuance or delivery of a number of one one-thousandths (1/1000ths) of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) in respect of a name other than that of, the registered holder of the Rights Certificates evidencing Rights surrendered for exercise or to issue or deliver any certificates for a number of one one-thousandths (1/1000ths) of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) in a name other than that of the registered holder upon the exercise of any Rights until such tax shall have been paid (any such tax being payable by the holder of such Rights Certificate at the time of surrender) or until it has been established to the Company's satisfaction that no such tax is due.

Section 10. Preferred Stock Record Date. Each person in whose name any certificate for a number of one one-thousandths (1/1000ths) of a share of Preferred Stock (or Common Stock and/or other securities, as the case may be) is issued upon the exercise of Rights shall for all purposes be deemed to have become the holder of record of such fractional shares of Preferred Stock (or Common Stock and/or other securities, as the case may be) represented thereby on, and such certificate shall be dated, the date upon which the Rights Certificate evidencing such Rights was duly surrendered and payment of the Purchase Price (and all applicable transfer taxes) was made; provided, however, that if the date of such surrender and payment is a date upon which the Preferred Stock (or Common Stock and/or other securities, as the case may be) transfer books of the Company are closed, such Person shall be deemed to have become the record holder of such shares (fractional or otherwise) on, and such certificate shall be dated, the next succeeding Business Day on which the Preferred Stock (or Common Stock and/or other securities, as the case may be) transfer books of the Company are open. Prior to the exercise of the Rights evidenced thereby, the holder of a Rights Certificate shall not be entitled to any rights of a stockholder of the Company with respect to shares for which the Rights shall be exercisable, including, without limitation, the right to vote, to receive dividends or other distributions or to exercise any preemptive rights, and shall not be entitled to receive any notice of any proceedings of the Company, except as provided herein.

Section 11. Adjustment of Purchase Price, Number and Kind of Shares or Number of Rights. The Purchase Price, the number and kind of shares covered by each Right and the number of Rights outstanding are subject to adjustment from time to time as provided in this Section 11.

    (a) (i) In the event the Company shall at any time after the date of this Agreement (A) declare a dividend on the Preferred Stock payable in shares of Preferred Stock, (B) subdivide the outstanding Preferred Stock, (C) combine the outstanding Preferred Stock into a smaller number of shares, or (D) issue any shares of its capital stock in a reclassification of the Preferred Stock (including any such reclassification in connection with a consolidation or merger in which the Company is the continuing or surviving corporation), except as otherwise provided in this Section 11(a) and Section 7(e) hereof, the Purchase Price in effect at the time of the record date for such dividend or of the effective date of such subdivision, combination or reclassification, and the number and kind of shares of Preferred Stock or capital stock, as the case may be, issuable on such date, shall be proportionately adjusted so that the holder of any Right exercised after such time shall be entitled to receive, upon payment of the Purchase Price then in effect, the aggregate number and kind of shares of Preferred Stock or capital stock, as the case may be, which, if such Right had been exercised immediately prior to such date and at a time when the Preferred Stock transfer books of the Company were open, he or she would have owned upon such exercise and been entitled to receive by virtue of such dividend, subdivision, combination or reclassification. If an event occurs which would require an adjustment under both this
    Section 11(a)(i) and Section 11(a)(ii) hereof, the adjustment provided for in this Section 11(a)(i) shall be in addition to, and shall be made prior to, any adjustment required pursuant to Section 11(a)(ii) hereof.

        (ii) In the event that:

            (A) any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or of any Subsidiary of the Company, or any Person or entity organized, appointed or established by the Company for or pursuant to the terms of any such plan), alone or together with its Af-filiates and Associates, shall, at any time after the Rights Dividend Declaration Date, become an Acquiring Person, unless the event causing the Person to become an Acquiring Person is
            (1) a transaction set forth in Section 13(a) hereof or (2) an acquisition of shares of Common Stock pursuant to a tender offer or an exchange offer for all outstanding shares of Common Stock at a price and on terms determined by at least a majority of the members of the Board of Directors who are not officers of the Company and who are not representatives, nominees, Affiliates or Associates of an Acquiring Person, after receiving advice from one or more investment banking firms, to be (a) at a price which is fair to stockholders (taking into account all factors which such members of the Board deem relevant including, without limitation, prices which could reasonably be achieved if the Company or its assets were sold on an orderly basis designed to realize maximum value) and
            (b) otherwise in the best interests of the Company and its stockholders (a "Qualifying Offer") or

            (B) The Board of Directors of the Company shall declare any Person to be an Adverse Person, upon a determination that such Person, alone or together with its Affiliates and Associates, has, at any time after this Agreement has been filed with the Securities and Exchange Commission as an exhibit to a filing under the Exchange Act, become the Beneficial
            Owner of a number of shares of Common Stock which the Board of Directors of the Company determines to be substantial (which number of shares shall in no event represent less than 10% of the outstanding shares of Common Stock) and a determination by the Board of Directors of the Company, after reasonable inquiry and investigation, including consultation with such persons as such directors shall deem appropriate and consideration of such factors as are permitted by applicable law, that (a) such Beneficial Ownership by such Person is intended to cause the Company to repurchase the shares of Common Stock beneficially owned by such Person or to cause pressure on the Company to take action or enter into a transaction or series of transactions intended to provide such Person with short-term financial gain under circumstances where the Board of Directors determines that the best long-term interests of the Company would not be served by taking such action or entering into such transaction or series of transactions at the time or (b) such Beneficial Ownership is causing or reasonably likely to cause a material adverse impact (including, but not limited to, impairment of relationships with customers or impairment of the Company's ability to maintain its competitive position) on the business or prospects of the Company;

            then, promptly following the occurrence of any event described in Section 11(a)(ii)(A) or (B) hereof, proper provision shall be made so that each holder of a Right (except as provided below and in Section 7(e) hereof) shall thereafter have the right to receive, upon exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, in lieu of a number of one one-thousandths (1/1000ths) of a share of Preferred Stock, such number of shares of Common Stock of the Company as shall equal the result obtained by (x) multiplying the then current Purchase Price by the then number of one one-thousandths (1/1000ths) of a share of Preferred Stock for which a Right was exercisable immediately prior to the first occurrence of a Section 11(a)(ii) Event, and (y) dividing that product (which, following such first occurrence, shall thereafter be referred to as the "Purchase Price" for each Right and for all purposes of this Agreement) by 50% of the current market price (determined pursuant to Section
            11(d) hereof) per share of Common Stock on the date of such first occurrence (such number of shares, the "Adjustment Shares").

        (iii) In the event that the number of shares of Common Stock which are authorized by the Company's Certificate of Incorporation but not outstanding or reserved for issuance for purposes other than upon exercise of the Rights are not sufficient to permit the exercise in full of the Rights in accordance with the foregoing subparagraph (ii) of this Section 11(a), the Company shall (A) determine the value of the Adjustment Shares issuable upon the exercise of a Right (the "Current Value"), and (B) with respect to each Right (subject to Section 7(e) hereof), make adequate provision to substitute for the Adjustment Shares, upon the exercise of a Right and payment of the applicable Purchase Price,
        (1) cash, (2) a reduction in the Purchase Price, (3) Common Stock or other equity securities of the Company (including, without limitation, shares, or units of shares, of preferred stock, such as the Preferred Stock, which the Board has deemed to have essentially the same value or economic rights as shares of Common Stock (such shares of preferred stock being referred to as "Common Stock Equivalents")), (4) debt securities of the Company, (5) other assets, or (6) any combination of the foregoing, having an aggregate value equal to the Current Value (less the amount of any reduction in the Purchase Price), where such aggregate value has been determined by the Board based upon the advice of a nationally recognized investment banking firm selected by the Board; provided, however, that if the Company shall not have made adequate provision to deliver value pursuant to clause (B) above within thirty (30) days following the later of (x) the first occurrence of a Section 11(a)(ii) Event and (y) the date on which the Company's right of redemption pursuant to Section 23(a) expires (the later of (x) and (y) being referred to herein as the "Section 11(a)(ii) Trigger Date"), then the Company shall be obligated to deliver, upon the surrender for exercise of a Right and without requiring payment of the Purchase Price, shares of Common Stock (to the extent available) and then, if necessary, cash, which shares and/or cash have an aggregate value equal to the Spread. For purposes of the preceding sentence, the term "Spread" shall mean the excess of (i) the Current Value over (ii) the Purchase Price. If the Board determines in good faith that it is likely that sufficient additional shares of Common Stock could be authorized for issuance upon exercise in full of the Rights, the thirty (30) day period set forth above may be extended to the extent necessary, but not more than ninety (90) days after the Section 11(a)(ii) Trigger Date, in order that the Company may seek shareholder approval for the authorization of such additional shares (such thirty (30) day period, as it may be extended, is herein called the "Substitution Period"). To the extent that action is to be taken pursuant to the first and/or third sentences of this Section 11(a) (iii), the Company (1) shall provide, subject to Section 7(e) hereof, that such action shall apply uniformly to all outstanding Rights, and
        (2) may suspend the exercisability of the Rights until the expiration of the Substitution Period in order to seek such shareholder approval for such authorization of additional shares and/or to decide the appropriate form of distribution to be made pursuant to such first sentence and to determine the value thereof. In the event of any such suspension, the Company shall issue a public announcement stating that the exercisability of the Rights has been temporarily suspended, as well as a public announcement at such time as the suspension is no longer in effect. For purposes of this Section 11(a)(iii), the value of each Adjustment Share shall be the Current Market Price per share of the Common Stock on the Section 11(a)(ii) Trigger Date and the per share or per unit value of any Common Stock Equivalent shall be deemed to equal the Current Market Price per share of the Common Stock on such date.

    (b) In case the Company shall fix a record date for the issuance of rights (other than the Rights), options or warrants to all holders of Preferred Stock entitling them to subscribe for or purchase (for a period expiring within forty-five (45) calendar days after such record date) Preferred Stock (or shares having the same rights, privileges and preferences as the shares of Preferred Stock ("equivalent preferred stock")) or securities convertible into Preferred Stock or equivalent preferred stock at a price per share of Preferred Stock or per share of equivalent preferred stock (or having a conversion price per share, if a security convertible into Preferred Stock or equivalent preferred stock) less than the current market price (as determined pursuant to
    Section 11(d) hereof) per share of Preferred Stock on such record date, the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the number of shares of Preferred Stock outstanding on such record date, plus the number of shares of Preferred Stock which the aggregate offering price of the total number of shares of Preferred Stock and/or equivalent preferred stock so to be offered (and/or the aggregate initial conversion price of the convertible securities so to be offered) would purchase at such current market price, and the denominator of which shall be the number of shares of Preferred Stock outstanding on such record date, plus the number of additional shares of Preferred Stock and/or equivalent preferred stock to be offered for subscription or purchase (or into which the convertible securities so to be offered are initially convertible). In case such subscription price may be paid by delivery of consideration part or all of which may be in a form other than cash, the value of such consideration shall be as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and the holders of the Rights. Shares of Preferred Stock owned by or held for the account of the Company shall not be deemed outstanding for the purpose of any such computation. Such adjustment shall be made successively whenever such a record date is fixed, and in the event that such rights or warrants are not so issued, the Purchase Price shall be adjusted to be the Purchase Price which would then be in effect if such record date had not been fixed.

    (c) In case the Company shall fix a record date for a distribution to all holders of Preferred Stock (including any such distribution made in connection with a consolidation or merger in which the Company is the continuing corporation) of evidences of indebtedness, cash (other than a regular quarterly cash dividend out of the earnings or retained earnings of the Company), assets (other than a dividend payable in Preferred Stock, but including any dividend payable in stock other than Preferred Stock) or subscription rights or warrants (excluding those referred to in Section 11(b) hereof), the Purchase Price to be in effect after such record date shall be determined by multiplying the Purchase Price in effect immediately prior to such record date by a fraction, the numerator of which shall be the current market price (as determined pursuant to Section 11(d) hereof) per share of Preferred Stock on such record date, less the fair market value (as determined in good faith by the Board of Directors of the Company, whose determination shall be described in a statement filed with the Rights Agent and shall be binding on the Rights Agent and the holders of the Rights) of the portion of the cash, assets or evidences of indebtedness so to be distributed or of such subscription rights or warrants applicable to a share of Preferred Stock and the denominator of which shall be such current market price (as determined pursuant to Section 11(d) hereof) per share of Preferred Stock. Such adjustments shall be made successively whenever such a record date is fixed, and in the event that such distribution is not so made, the Purchase Price shall be adjusted to be the Purchase Price which would have been in effect if such record date had not been fixed.

    (d) (i) For the purpose of any computation hereunder, other than computations made pursuant to Section 11(a)(iii) hereof, the Current Market Price per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock for the thirty (30) consecutive Trading Days immediately prior to such date, and for purposes of computations made pursuant to Section 11(a)(iii) hereof, the Current Market Price per share of Common Stock on any date shall be deemed to be the average of the daily closing prices per share of such Common Stock for the ten (10) consecutive Trading Days immediately following such date; provided, however, that in the event that the Current Market Price per share of the Common Stock is determined during a period following the announcement by the issuer of such Common Stock of (A) a dividend or distribution on such Common Stock payable in shares of such Common Stock or securities convertible into shares of such Common Stock (other than the Rights), or (B) any subdivision, combination or reclassification of such Common Stock, and the ex-dividend date for such dividend or distribution, or the record date for such subdivision, combination or reclassification shall not have occurred prior to the commencement of the requisite thirty (30) Trading Day or ten (10) Trading Day period, as set forth above, then, and in each such case, the Current Market Price shall be properly adjusted to take into account ex-dividend trading. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the shares of Common Stock are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the shares of Common Stock are listed or admitted to trading or, if the shares of Common Stock are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ") or such other system then in use, or, if on any such date the shares of Common Stock are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Common Stock selected by the Board. If on any such date no market maker is making a market in the Common Stock, the fair value of such shares on such date as determined in good faith by the Board shall be used. The term "Trading Day" shall mean a day on which the principal national securities exchange on which the shares of Common Stock are listed or admitted to trading is open for the transaction of business or, if the shares of Common Stock are not listed or admitted to trading on any national securities exchange, a Business Day. If the Common Stock is not publicly held or not so listed or traded, Current Market Price per share shall mean the fair value per share as determined in good faith by the Board, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes.

        (ii) For the purpose of any computation hereunder, the Current Market Price per share of Preferred Stock shall be determined in the same manner as set forth above for the Common Stock in clause
        (i) of this Section 11(d) (other than the last sentence thereof). If the Current Market Price per share of Preferred Stock cannot be determined in the manner provided above or if the Preferred Stock is not publicly held or listed or traded in a manner described in clause (i) of this Section 11(d), the Current Market Price per share of Preferred Stock shall be conclusively deemed to be an amount equal to 1,000 (as such number may be appropriately adjusted for such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock occurring after the date of this Agreement) multiplied by the Current Market Price per share of the Common Stock. If neither the Common Stock nor the Preferred Stock is publicly held or so listed or traded, Current Market Price per share of the Preferred Stock shall mean the fair value per share as determined in good faith by the Board, whose determination shall be described in a statement filed with the Rights Agent and shall be conclusive for all purposes. For all purposes of this Agreement, the Current Market Price of a Unit shall be equal to the Current Market Price of one share of Preferred Stock divided by 1,000.

    (e) Anything herein to the contrary notwithstanding, no adjustment in the Purchase Price shall be required unless such adjustment would require an increase or decrease of at least one percent (1%) in the Purchase Price; provided, however, that any adjustments which by reason of this Section 11(e) are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Section 11 shall be made to the nearest cent or to the nearest ten-thousandth of a share of Common Stock or other share or one-millionth of a share of Preferred Stock, as the case may be. Notwithstanding the first sentence of this Section 11(e), any adjustment required by this Section 11 shall be made no later than the earlier of (i) three (3) years from the date of the transaction which mandates such adjustment, or (ii) the Expiration Date.

    (f) If as a result of an adjustment made pursuant to Section 11(a)(ii) or Section 13(a) hereof, the holder of any Right thereafter exercised shall become entitled to receive any shares of capital stock other than Preferred Stock, thereafter the number of such other shares so receivable upon exercise of any Right and the Purchase Price thereof shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Preferred Stock contained in Sections 11(a), (b), (c),
    (e), (g), (h), (i), (j), (k) and (m), and the provisions of Sections 7, 9, 10, 13 and 14 hereof with respect to the Preferred Stock shall apply on like terms to any such other shares.

    (g) All Rights originally issued by the Company subsequent to any adjustment made to the Purchase Price hereunder shall evidence the right to purchase, at the adjusted Purchase Price, the number of one one-thousandths (1/1000ths) of a share of Preferred Stock purchasable from time to time hereunder upon exercise of the Rights, all subject to further adjustment as provided herein.

    (h) Unless the Company shall have exercised its election as provided in Section 11(i), upon each adjustment of the Purchase Price as a result of the calculations made in Sections 11(b) and (c), each Right outstanding immediately prior to the making of such adjustment shall thereafter evidence the right to purchase, at the adjusted Purchase Price, that number of one one-thousandths (1/1000ths) of a share of Preferred Stock (calculated to the nearest one-millionth) obtained by
    (i) multiplying (x) the number of one one-thousandths (1/1000ths) of a share covered by a Right immediately prior to this adjustment, by (y) the Purchase Price in effect immediately prior to such adjustment of the Purchase Price, and (ii) dividing the product so obtained by the Purchase Price in effect immediately after such adjustment of the Purchase Price.

    (i) The Company may elect on or after the date of any adjustment of the Purchase Price to adjust the number of Rights, in lieu of any adjustment in the number of one one-thousandths (1/1000ths) of a share of Preferred Stock purchasable upon the exercise of a Right. Each of the Rights outstanding after the adjustment in the number of Rights shall be exercisable for the number of one one-thousandths (1/1000ths) of a share of Preferred Stock for which a Right was exercisable immediately prior to such adjustment. Each Right held of record prior to such adjustment of the number of Rights shall become that number of Rights (calculated to the nearest one-ten-thousandth) obtained by dividing the Purchase Price in effect immediately prior to adjustment of the Purchase Price by the Purchase Price in effect immediately after adjustment of the Purchase Price. The Company shall make a public announcement of its election to adjust the number of Rights, indicating the record date for the adjustment, and, if known at the time, the amount of the adjustment to be made. This record date may be the date on which the Purchase Price is adjusted or any day thereafter, but, if the Rights Certificates have been issued, shall be at least ten
    (10) days later than the date of the public announcement. If Rights Certificates have been issued, upon each adjustment of the number of Rights pursuant to this Section 11(i), the Company shall, as promptly as practicable, cause to be distributed to holders of record of Rights Certificates on such record date Rights Certificates evidencing, subject to Section 14 hereof, the additional Rights to which such holders shall be entitled as a result of such adjustment, or, at the option of the Company, shall cause to be distributed to such holders of record in substitution and replacement for the Rights Certificates held by such holders prior to the date of adjustment, and upon surrender thereof, if required by the Company, new Rights Certificates evidencing all the Rights to which such holders shall be entitled after such adjustment. Rights Certificates so to be distributed shall be issued, executed and countersigned in the manner provided for herein (and may bear, at the option of the Company, the adjusted Purchase Price) and shall be registered in the names of the holders of record of Rights Certificates on the record date specified in the public announcement.

    (j) Irrespective of any adjustment or change in the Purchase Price or the number of one one-thousandths (1/1000ths) of a share of Preferred Stock issuable upon the exercise of the Rights, the Rights Certificates theretofore and thereafter issued may continue to express the Purchase Price per one one-thousandths (1/1000ths) of a share and the number of one one-thousandths (1/1000ths) of a share which were expressed in the initial Rights Certificates issued hereunder.

    (k) Before taking any action that would cause an adjustment reducing the Purchase Price below the then stated value, if any, of the number of one one-thousandths (1/1000ths) of a share of Preferred Stock issuable upon exercise of the Rights, the Company shall take any corporate action which may, in the opinion of its counsel, be necessary in order that the Company may validly and legally issue fully paid and nonassessable such number of one one-thousandths (1/1000ths) of a share of Preferred Stock at such adjusted Purchase Price.

    (l) In any case in which this Section 11 shall require that an adjustment in the Purchase Price be made effective as of a record date for a specified event, the Company may elect to defer until the occurrence of such event the issuance to the holder of any Right exercised after such record date the number of one one-thousandths (1/1000ths) of a share of Preferred Stock and other capital stock or securities of the Company, if any, issuable upon such exercise over and above the number of one one-thousandths (1/1000ths) of a share of Preferred Stock and other capital stock or securities of the Company, if any, issuable upon such exercise on the basis of the Purchase Price in effect prior to such adjustment; provided, however, that the Company shall deliver to such holder a due bill or other appropriate instrument evidencing such holder's right to receive such additional shares (fractional or otherwise) or securities upon the occurrence of the event requiring such adjustment.

    (m) Anything in this Section 11 to the contrary notwithstanding, the Company shall be entitled to make such reductions in the Purchase Price, in addition to those adjustments expressly required by this
    Section 11, as and to the extent that in their good faith judgment the Board of Directors of the Company shall determine to be advisable in order that any (i) consolidation or subdivision of the Preferred Stock,
    (ii) issuance wholly for cash of any shares of Preferred Stock at less than the current market price, (iii) issuance wholly for cash of shares of Preferred Stock or securities which by their terms are convertible into or exchangeable for shares of Preferred Stock, (iv) stock dividends or (v) issuance of rights, options or warrants referred to in this Section 11, hereafter made by the Company to holders of its Preferred Stock shall not be taxable to such stockholders.

    (n) The Company covenants and agrees that it shall not, at any time after the Distribution Date, (i) consolidate with any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), (ii) merge with or into any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), or (iii) sell or transfer (or permit any Subsidiary to sell or transfer), in one transaction, or a series of related transactions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other Person or Persons (other than the Company and/or any of its Subsidiaries in one or more transactions each of which complies with Section 11(o) hereof), if (x) at the time of or immediately after such consolidation, merger or sale there are any rights, warrants or other instruments or securities outstanding or agreements in effect which would substantially diminish or otherwise eliminate the benefits intended to be afforded by the Rights or (y) prior to, simultaneously with or immediately after such consolidation, merger or sale, the shareholders of the Person who constitutes, or would constitute, the "Principal Party" for purposes of Section 13(a) hereof shall have received a distribution of Rights previously owned by such Person or any of its Affiliates and Associates.

    (o) The Company covenants and agrees that, after the Distribution Date, it will not, except as permitted by Section 23 or Section 27 hereof, take (or permit any Subsidiary to take) any action if at the time such action is taken it is reasonably foreseeable that such action will diminish substantially or otherwise eliminate the benefits intended to be afforded by the Rights.

    (p) Anything in this Agreement to the contrary notwithstanding, in the event that the Company shall at any time after the Rights Dividend Declaration Date and prior to the Distribution Date (i) declare a dividend on the outstanding shares of Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding shares of Common
    Stock, or (iii combine the outstanding shares of Common Stock into a smaller number of shares, the number of Rights associated with each share of Common Stock then outstanding, or issued or delivered thereafter but prior to the Distribution Date, shall be proportionately adjusted so that the number of Rights thereafter associated with each share of Common Stock following any such event shall equal the result obtained by multiplying the number of Rights associated with each share of Common Stock immediately prior to such event by a fraction the numerator which shall be the total number of shares of Common Stock outstanding immediately prior to the occurrence of the event and the denominator of which shall be the total number of shares of Common Stock outstanding immediately following the occurrence of such event.

    (q) The failure of the Board of Directors to declare a Person to be an Adverse Person following such Person becoming the Beneficial Owner of shares of Common Stock representing 10% or more of the outstanding shares of Common Stock shall not imply that such Person is not an Adverse Person or limit the Board of Directors' right at any time in the future to declare such Person to be an Adverse Person.

Section 12. Certificate of Adjusted Purchase Price or Number of Shares. Whenever an adjustment is made as provided in Section 11 and Section 13 hereof, the Company shall (a) promptly prepare a certificate setting forth such adjustment and a brief statement of the facts accounting for such adjustment, (b) promptly file with the Rights Agent, and with each transfer agent for the Preferred Stock and the Common Stock, a copy of such certificate, and (c) mail a brief summary thereof to each holder of a Rights Certificate (or, if prior to the Distribution Date, to each holder of a certificate representing shares of Common Stock) in accordance with
Section 26 hereof. The Rights Agent shall be fully protected in relying on any such certificate and on any adjustment therein contained.

Section 13.  Consolidation, Merger or Sale or Transfer of Assets or Earning
Power.

    (a) In the event that, following the Stock Acquisition Date, directly or indirectly, (x) the Company shall consolidate with, or merge with and into, any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), and the Company shall not be the continuing or surviving corporation of such consolidation or merger, (y) any Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof) shall consolidate with, or merge with or into, the Company, and the Company shall be the continuing or surviving corporation of such consolidation or merger and, in connection with such consolidation or merger, all or part of the outstanding shares of Common Stock shall be changed into or exchanged for stock or other securities of any other Person or cash or any other property, or (z) the Company shall sell or otherwise transfer (or one or more of its Subsidiaries shall sell or otherwise transfer), in one transaction or a series of related transactions, assets or earning power aggregating more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any Person or Persons (other than the Company or any Subsidiary of the Company in one or more transactions each of which complies with Section 11(o) hereof), then, and in each such case (except as may be contemplated by Section 13(d) hereof), proper provision shall be made so that: (i) each holder of a Right, except as provided in Section 7(e) hereof, shall thereafter have the right to receive, upon the exercise thereof at the then current Purchase Price in accordance with the terms of this Agreement, such number of validly authorized and issued, fully paid, non-assessable and freely tradeable shares of Common Stock of the Principal Party (as such term is hereinafter defined), not subject to any liens, encumbrances, rights of first refusal or other adverse claims, as shall be equal to the result obtained by (1) multiplying the then current Purchase Price by the number of one one-thousandths (1/1000ths) of a share of Preferred Stock for which a Right is exercisable immediately prior to the first occurrence of a Section 13 Event (or, if a Section 11(a)(ii) Event has occurred prior to the first occurrence of a Section 13 Event, multiplying the number of such one one-thousandths (1/1000ths) of a share for which a Right was exercisable immediately prior to the first occurrence of a Section 11(a)(ii) Event by the Purchase Price in effect immediately prior to such first occurrence), and dividing that product (which, following the first occurrence of a Section 13 Event, shall be referred to as the "Purchase Price" for each Right and for all purposes of this Agreement) by (2) 50% of the current market price (determined pursuant to Section 11(d)(i) hereof) per share of the Common Stock of such Principal Party on the date of consummation of such Section 13 Event; (ii) such Principal Party shall thereafter be liable for, and shall assume, by virtue of such Section 13 Event, all the obligations and duties of the Company pursuant to this Agreement;
    (iii) the term "Company" shall thereafter be deemed to refer to such Principal Party, it being specifically intended that the provisions of
    Section 11 hereof shall apply only to such Principal Party following the first occurrence of a Section 13 Event; (iv) such Principal Party shall take such steps (including, but not limited to, the reservation of a sufficient number of shares of its Common Stock) in connection with the consummation of any such transaction as may be necessary to assure that the provisions hereof shall thereafter be applicable, as nearly as reasonably may be, in relation to its shares of Common Stock thereafter deliverable upon the exercise of the Rights; and (v) the provisions of Section 11(a)(ii) hereof shall be of no effect following the first occurrence of any Section 13 Event.

    (b)  "Principal Party" shall mean

        (i) in the case of any transaction described in clause (x) or (y) of the first sentence of Section 13(a), the Person that is the issuer of any securities into which shares of Common Stock of the Company are converted in such merger or consolidation, and if no securities are so issued, the Person that is the other party to such merger or consolidation; and

        (ii) in the case of any transaction described in clause (z) of the first sentence of Section 13(a), the Person that is the party receiving the greatest portion of the assets or earning power transferred pursuant to such transaction or transactions;

        provided, however, that in any such case, (1) if the Common Stock of such Person is not at such time and has not been continuously over the preceding twelve (12) month period registered under
        Section 12 of the Exchange Act, and such Person is a direct or indirect Subsidiary of another Person the Common Stock of which is and has been so registered, "Principal Party" shall refer to such other Person; and (2) in case such Person is a Subsidiary, directly or indirectly, of more than one Person, the Common Stocks of two or more of which are and have been so registered, "Principal Party" shall refer to whichever of such Persons is the issuer of the Common Stock having the greatest aggregate market value.

    (c) The Company shall not consummate any such consolidation, merger, sale or transfer unless the Principal Party shall have a sufficient number of authorized shares of its Common Stock which have not been issued or reserved for issuance to permit the exercise in full of the Rights in accordance with this Section 13 and unless prior thereto the Company and such Principal Party shall have executed and delivered to the Rights Agent a supplemental agreement providing for the terms set forth in paragraphs (a) and (b) of this Section 13 and further providing that, as soon as practicable after the date of any consolidation, merger or sale of assets mentioned in paragraph (a) of this Section 13, the Principal Party will

        (i) prepare and file a registration statement under the Act, with respect to the Rights and the securities purchasable upon exercise of the Rights on an appropriate form, and will use its best efforts to cause such registration statement to (A) become effective as soon as practicable after such filing and (B) remain effective (with a prospectus at all times meeting the re-quirements of the Act) until the Expiration Date; and

        (ii) will deliver to holders of the Rights historical financial statements for the Principal Party and each of its Affiliates which comply in all respects with the requirements for registration on Form 10 under the Exchange Act.

    The provisions of this Section 13 shall similarly apply to successive mergers or consolidations or sales or other transfers. In the event that a Section 13 Event shall occur at any time after the occurrence of a Section 11(a)(ii) Event, the Rights which have not theretofore been exercised shall thereafter become exercisable in the manner described in Section 13(a).

    (d) Notwithstanding anything in this Agreement to the contrary, Section 13 shall not be applicable to a transaction described in subparagraphs (x) and (y) of Section 13(a) if (i) such transaction is consummated with a Person or Persons who acquired shares of Common Stock pursuant to a Qualifying Offer (or a wholly owned subsidiary of any such Person or Persons), (ii) the price per share of Common Stock offered in such transaction is not less than the price per share of Common Stock paid to all holders of shares of Common Stock whose shares were purchased pursuant to such tender offer or exchange offer and
    (iii) the form of consideration being offered to the remaining holders of shares of Common Stock pursuant to such transaction is the same as the form of consideration paid pursuant to such tender offer or exchange offer. Upon consummation of any such transaction contemplated by this Section 13(d), all Rights hereunder shall expire.

Section 14.  Fractional Rights and Fractional Shares.

    (a) The Company shall not be required to issue fractions of Rights, except prior to the Distribution Date as provided in Section 11(p) hereof, or to distribute Rights Certificates which evidence frac-tional Rights. In lieu of such fractional Rights, there shall be paid to the registered holders of the Rights Certificates with regard to which such fractional Rights would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole Right. For purposes of this Section 14(a), the current market value of a whole Right shall be the closing price of the Rights for the Trading Day immediately prior to the date on which such fractional Rights would have been otherwise issuable. The closing price of the Rights for any day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the New York Stock Exchange or, if the Rights are not listed or admitted to trading on the New York Stock Exchange, as reported in the principal consolidated transaction reporting system with respect to securities listed on the principal national securities exchange on which the Rights are listed or admitted to trading, or if the Rights are not listed or admitted to trading on any national securities exchange, the last quoted price or, if not so quoted, the average of the high bid and low asked prices in the over-the-counter market, as reported by NASDAQ or such other system then in use or, if on any such date the Rights are not quoted by any such organization, the average of the closing bid and asked prices as furnished by a professional market maker making a market in the Rights selected by the Board of Directors of the Company. If on any such date no such market maker is making a market in the Rights the fair value of the Rights on such date as determined in good faith by the Board of Directors of the Company shall be used.

    (b) The Company shall not be required to issue fractions of shares of Preferred Stock (other than fractions which are integral multiples of one one-thousandth (1/1000th) of a share of Preferred Stock) upon exercise of the Rights or to distribute certificates which evidence fractional shares of Preferred Stock (other than fractions which are integral multiples of one one-thousandth (1/1000th) of a share of Preferred Stock). In lieu of fractional shares of Preferred Stock that are not integral multiples of one one-thousandth (1/1000th) of a share of Preferred Stock, the Company may pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one one-thousandth (1/1000th) of a share of Preferred Stock. For purposes of this Section 14(b), the current market value of one one-thousandth (1/1000th) of a share of Preferred Stock shall be one one-thousandth (1/1000th) of the closing price of a share of Preferred Stock (as determined pursuant to Section 11(d)(ii) hereof) for the Trading Day immediately prior to the date of such exercise.

    (c) Following the occurrence of a Triggering Event, the Company shall not be required to issue fractions of shares of Common Stock upon exercise of the Rights or to distribute certificates which evidence fractional shares of Common Stock. In lieu of fractional shares of Common Stock, the Company may pay to the registered holders of Rights Certificates at the time such Rights are exercised as herein provided an amount in cash equal to the same fraction of the current market value of one (1) share of Common Stock. For purposes of this Section 14(c), the current market value of one share of Common Stock shall be the closing price of one share of Common Stock (as determined pursuant to Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of such exercise.

    (d) The holder of a Right by the acceptance of the Rights expressly waives his or her right to receive any fractional Rights or any fractional shares upon exercise of a Right, except as permitted by this
    Section 14.

Section 15. Rights of Action. All rights of action in respect of this Agreement are vested in the respective registered holders of the Rights Certificates (and, prior to the Distribution Date, the registered holders of the Common Stock); and any registered holder of any Rights Certificate (or, prior to the Distribution Date, of the Common Stock), without the consent of the Rights Agent or of the holder of any other Rights Cer-tificate (or, prior to the Distribution Date, of the Common Stock), may, in his or her own behalf and for his or her own benefit, enforce, and may institute and maintain any suit, action or proceeding against the Company to enforce, or otherwise act in respect of, his or her right to exercise the Rights evidenced by such Rights Certificate in the manner provided in such Rights Certificate and in this Agreement. Without limiting the foregoing or any remedies available to the holders of Rights, it is specifically acknowledged that the holders of Rights would not have an adequate remedy at law for any breach of this Agreement and shall be entitled to specific performance of the obligations hereunder and injunc-tive relief against actual or threatened violations of the obligations hereunder of any Person subject to this Agreement.

Section 16. Agreement of Rights Holders. Every holder of a Right by accepting the same consents and agrees with the Company and the Rights Agent and with every other holder of a Right that:

    (a) prior to the Distribution Date, the Rights will be transferable only in connection with the transfer of Common Stock;

    (b) after the Distribution Date, the Rights Certificates are transferable only on the registry books of the Rights Agent if surrendered at the principal office or offices of the Rights Agent designated for such purposes, duly endorsed or accompanied by a proper instrument of transfer and with the appropriate forms and certificates fully executed;

    (c) subject to Section 6(a) and Section 7(f) hereof, the Company and the Rights Agent may deem and treat the person in whose name a Rights Certificate (or, prior to the Distribution Date, the associated Common Stock certificate) is registered as the absolute owner thereof and of the Rights evidenced thereby (notwithstanding any notations of ownership or writing on the Rights Certificates or the associated Common Stock certificate made by anyone other than the Company or the Rights Agent) for all purposes whatsoever, and neither the Company nor the Rights Agent, subject to the last sentence of Section 7(e) hereof, shall be required to be affected by any notice to the contrary; and

    (d) notwithstanding anything in this Agreement to the contrary, neither the Company nor the Rights Agent shall have any liability to any holder of a Right or other Person as a result of its inability to perform any of its obligations under this Agreement by reason of any preliminary or permanent injunction or other order, decree or ruling issued by a court of competent jurisdiction or by a governmental, regulatory or administrative agency or commission, or any statute, rule, regulation or executive order promulgated or enacted by any governmental authority, prohibiting or otherwise restraining performance of such obligation; provided, however, the Company must use its best efforts to have any such order, decree or ruling lifted or otherwise overturned as soon as possible.

Section 17. Rights Certificate Holder Not Deemed a Stockholder. No holder, as such, of any Rights Certificate shall be entitled to vote, receive dividends or be deemed for any purpose the holder of the number of one one-thousandths (1/1000ths) of a share of Preferred Stock or any other securities of the Company which may at any time be issuable on the exercise of the Rights represented thereby, nor shall anything contained herein or in any Rights Certificate be construed to confer upon the holder of any Rights Certificate, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or to receive notice of meetings or other actions affecting stockholders (except as provided in Section 25 hereof), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by such Rights Certificate shall have been exercised in accordance with the provisions hereof.

Section 18.  Concerning the Rights Agent.

    (a) The Company agrees to pay to the Rights Agent reasonable compensation for all services rendered by it hereunder and, from time to time, on demand of the Rights Agent, its reasonable expenses and counsel fees and disbursements and other disbursements incurred in the administration and execution of this Agreement and the exercise and performance of its duties hereunder. The Company also agrees to indemnify the Rights Agent for, and to hold it harmless against, any loss, liability, or expense, incurred without negligence, bad faith or willful misconduct on the part of the Rights Agent, for anything done or omitted by the Rights Agent in connection with the acceptance and administration of this Agreement, including the costs and expenses of defending against any claim of liability in the premises.

    (b) The Rights Agent shall be protected and shall incur no liability for or in respect of any action taken, suffered or omitted by it in connection with its administration of this Agreement in reliance upon any Rights Certificate or certificate for Common Stock or for other securities of the Company, instrument of assignment or transfer, power of attorney, endorsement, affidavit, letter, notice, direction, consent, certificate, statement, or other paper or document believed by it to be genuine and to be signed, executed and, where necessary, verified or acknowledged, by the proper Person or Persons.

Section 19.  Merger or Consolidation or Change of Name of Rights Agent.

    (a) Any corporation into which the Rights Agent or any successor Rights Agent may be merged or with which it may be consolidated, or any corporation resulting from any merger or consolidation to which the Rights Agent or any successor Rights Agent shall be a party, or any corporation succeeding to the corporate trust or shareholder services business of the Rights Agent or any successor Rights Agent, shall be the successor to the Rights Agent under this Agreement without the execution or filing of any paper or any further act on the part of any of the parties hereto; provided, however, that such corporation would be eligible for appointment as a successor Rights Agent under the provisions of Section 21 hereof. In case at the time such successor Rights Agent shall succeed to the agency created by this Agreement, any of the Rights Certificates shall have been countersigned but not delivered, any such successor Rights Agent may adopt the countersignature of a predecessor Rights Agent and deliver such Rights Certificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, any succes-sor Rights Agent may countersign such Rights Certificates either in the name of the predecessor or in the name of the successor Rights Agent; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

    (b) In case at any time the name of the Rights Agent shall be changed and at such time any of the Rights Certificates shall have been countersigned but not delivered, the Rights Agent may adopt the countersignature under its prior name and deliver Rights Cer-tificates so countersigned; and in case at that time any of the Rights Certificates shall not have been countersigned, the Rights Agent may countersign such Rights Certificates either in its prior name or in its changed name; and in all such cases such Rights Certificates shall have the full force provided in the Rights Certificates and in this Agreement.

Section 20. Duties of Rights Agent. The Rights Agent undertakes the duties and obligations imposed by this Agreement upon the following terms and conditions, by all of which the Company and the holders of Rights Certificates, by their acceptance thereof, shall be bound:

    (a) The Rights Agent may consult with legal counsel (who may be legal counsel for the Company), and the opinion of such counsel shall be full and complete authorization and protection to the Rights Agent as to any action taken or omitted by it in good faith and in accordance with such opinion.

    (b) Whenever in the performance of its duties under this Agreement the Rights Agent shall deem it necessary or desirable that any fact or matter (including, without limitation, the identity of any Acquiring Person or Adverse Person and the determination of "current market price") be proved or established by the Company prior to taking or suffering any action hereunder, such fact or matter (unless other evidence in respect thereof be herein specifically prescribed) may be deemed to be conclusively proved and established by a certificate signed by the Chairman of the Board, the Chief Executive Officer, the President, the Treasurer, the Secretary or any Assistant Secretary of the Company and delivered to the Rights Agent; and such certificate shall be full authorization to the Rights Agent for any action taken or suffered in good faith by it under the provisions of this Agreement in reliance upon such certificate.

    (c) The Rights Agent shall be liable hereunder only for its own negligence, bad faith or willful misconduct.

    (d) The Rights Agent shall not be liable for or by reason of any of the statements of fact or recitals contained in this Agreement or in the Rights Certificates or be required to verify the same (except as to its countersignature on such Rights Certificates), but all such statements and recitals are and shall be deemed to have been made by the Company only.

    (e) The Rights Agent shall not be under any responsibility in respect of the validity of this Agreement or the execution and delivery hereof (except the due execution hereof by the Rights Agent) or in respect of the validity or execution of any Rights Certificate (except its countersignature thereof); nor shall it be responsible for any breach by the Company of any covenant or condition contained in this Agreement or in any Rights Certificate; nor shall it be responsible for any adjustment required under the provisions of Section 11, Section 13 or
    Section 24 hereof or responsible for the manner, method or amount of any such adjustment or the ascertaining of the existence of facts that would require any such adjustment (except with respect to the exercise of Rights evidenced by Rights Certificates after actual notice of any such adjustment); nor shall it by any act hereunder be deemed to make any representation or warranty as to the authorization or reservation of any shares of Common Stock or Preferred Stock to be issued pursuant to this Agreement or any Rights Certificate or as to whether any shares of Common Stock or Preferred Stock will, when so issued, be validly authorized and issued, fully paid and nonassessable.

    (f) The Company agrees that it will perform, execute, acknowledge and deliver or cause to be performed, executed, acknowledged and delivered all such further and other acts, instruments and assurances as may reasonably be required by the Rights Agent for the carrying out or performing by the Rights Agent of the provisions of this Agreement.

    (g) The Rights Agent is hereby authorized and directed to accept instructions with respect to the performance of its duties hereunder from the Chairman of the Board, the Chief Executive Officer, the President, the Secretary, any Assistant Secretary or the Treasurer of the Company, and to apply to such officers for advice or instructions in connection with its duties, and it shall not be liable for any action taken or suffered to be taken by it in good faith in accordance with instructions of any such officer.

    (h) The Rights Agent and any stockholder, director, officer or employee of the Rights Agent may buy, sell or deal in any of the Rights or other securities of the Company or become pecuniarily interested in any transaction in which the Company may be interested, or contract with or lend money to the Company or otherwise act as fully and freely as though it were not Rights Agent under this Agreement. Nothing herein shall preclude the Rights Agent from acting in any other capacity for the Company or for any other legal entity.

    (i) The Rights Agent may execute and exercise any of the rights or powers hereby vested in it or perform any duty hereunder either itself or by or through its attorneys or agents, and the Rights Agent shall not be answerable or accountable for any act, default, neglect or misconduct of any such attorneys or agents or for any loss to the Company resulting from any such act, default, neglect or misconduct; provided, however, reasonable care was exercised in the selection and continued employment thereof.

    (j) No provision of this Agreement shall require the Rights Agent to expend or risk its own funds or otherwise incur any financial liability in the performance of any of its duties hereunder or in the exercise of its rights if there shall be reasonable grounds for believing that repayment of such funds or adequate indemnification against such risk or liability is not reasonably assured to it.

    (k) If, with respect to any Right Certificate surrendered to the Rights Agent for exercise or transfer, the certificate attached to the form of assignment or form of election to purchase, as the case may be, has either not been completed or indicates an affirmative response to clause 1 and/or 2 thereof, the Rights Agent shall not take any further action with respect to such requested exercise of transfer without first consulting with the Company.

Section 21. Change of Rights Agent. The Rights Agent or any successor Rights Agent may resign and be discharged from its duties under this Agreement upon thirty (30) days' notice in writing mailed to the Company, and to each transfer agent of the Common Stock and Preferred Stock, by registered or certified mail, and to the holders of the Rights Certificates by first-class mail. The Company may remove the Rights Agent or any successor Rights Agent upon thirty (30) days' notice in writing, mailed to the Rights Agent or successor Rights Agent, as the case may be, and to each transfer agent of the Common Stock and Preferred Stock, by registered or certified mail, and to the holders of the Rights Certificates by first-class mail. If the Rights Agent shall resign or be removed or shall otherwise become incapable of acting, the Company shall appoint a successor to the Rights Agent. If the Company shall fail to make such appointment within a period of thirty (30) days after giving notice of such removal or after it has been notified in writing of such resignation or incapacity by the resigning or incapacitated Rights Agent or by the holder of a Rights Certificate (who shall, with such notice, submit his Rights Certificate for inspection by the Company), then any registered holder of any Rights Certificate may apply to any court of competent jurisdiction for the appointment of a new Rights Agent. Any successor Rights Agent, whether appointed by the Company or by such a court, shall be (a) a corporation organized and doing business under the laws of the United States or of the State of New York (or of any other state of the United States so long as such corporation is authorized to do business as a banking institution in the State of New York), in good standing, which is authorized under such laws to exercise corporate trust powers or stock transfer powers and is subject to supervision or examination by federal or state authority and which has at the time of its appointment as Rights Agent a combined capi-tal and surplus of at least $100,000,000 or (b) an affiliate of such corporation as described in (a). After appointment, the successor Rights Agent shall be vested with the same powers, rights, duties and responsibilities as if it had been originally named as Rights Agent with-out further act or deed; but the predecessor Rights Agent shall deliver and transfer to the successor Rights Agent any property at the time held by it hereunder, and execute and deliver any further assurance, conveyance, act or deed necessary for the purpose. Not later than the effective date of any such appointment, the Company shall file notice thereof in writing with the predecessor Rights Agent and each transfer agent of the Common Stock and the Preferred Stock, and mail a notice thereof in writing to the registered holders of the Rights Certificates. Failure to give any notice provided for in this Section 21, however, or any defect therein, shall not affect the legality or validity of the resignation or removal of the Rights Agent or the appointment of the successor Rights Agent, as the case may be.

Section 22. Issuance of New Rights Certificates. Notwithstanding any of the provisions of this Agreement or of the Rights to the contrary, the Company may, at its option, issue new Rights Certificates evidencing Rights in such form as may be approved by its Board of Directors to reflect any adjustment or change in the Purchase Price and the number or kind or class of shares or other securities or property purchasable under the Rights Certificates made in accordance with the provisions of this Agreement. In addition, in connection with the issuance or sale of shares of Common Stock following the Distribution Date and prior to the redemption or expiration of the Rights, the Company (a) shall, with respect to shares of Common Stock so issued or sold pursuant to the exercise of stock options or under any employee plan or arrangement, granted or awarded as of the Distribution Date, or upon the exercise, conversion or exchange of securities hereinafter issued by the Company, and (b) may, in any other case, if deemed necessary or appropriate by the Board of Directors of the Company, issue Rights Certificates representing the appropriate number of Rights in connection with such issuance or sale; provided, however, that (i) no such Rights Certificate shall be issued if, and to the extent that, the Company shall be advised by counsel that such issuance would create a significant risk of material adverse tax consequences to the Company or the Person to whom such Rights Certificate would be issued, and (ii) no such Rights Certificate shall be issued if, and to the extent that, appropriate adjustment shall otherwise have been made in lieu of the issuance thereof.

Section 23.  Redemption and Termination.

    (a) The Board of Directors of the Company may, at its option, at any time prior to the earlier of (i) the close of business on the tenth day following the Stock Acquisition Date (or, if the Stock Acquisition Date shall have occurred prior to the Record Date, the close of business on the tenth day following the Record Date), or (ii) the Final Expiration Date, redeem all but not less than all the then outstanding Rights at a redemption price of $0.01 per Right, as such amount may be appro-priately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such redemption price being hereinafter referred to as the "Redemption Price"). The Board of Directors may not redeem any Rights following a determination pursuant to Section 11(a)(ii)(B) that any Person is an Adverse Person. Notwithstanding anything contained in this Agreement to the contrary, the Rights shall not be exercisable after the first occurrence of a
    Section 11(a)(ii) Event until such time as the Company's right of redemption hereunder has expired. The Company may, at its option, pay the Redemption Price in cash, shares of Common Stock (based on the "current market price", as defined in Section 11(d)(i) hereof, of the Common Stock at the time of redemption) or any other form of con-sideration deemed appropriate by the Board of Directors.

    (b) Immediately upon the action of the Board of Directors of the Company ordering the redemption of the Rights, evidence of which shall have been filed with the Rights Agent and without any further action and without any notice, the right to exercise the Rights will terminate and the only right thereafter of the holders of Rights shall be to receive the Redemption Price for each Right so held. Promptly after the action of the Board of Directors ordering the redemption of the Rights, the Company shall give notice of such redemption to the Rights Agent and the holders of the then outstanding Rights by mailing such notice to all such holders at each holder's last address as it appears upon the registry books of the Rights Agent or, prior to the Distribution Date, on the registry books of the transfer agent for the Common Stock. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of redemption will state the method by which the payment of the Redemption Price will be made.

Section 24.  Exchange.

    (a) The Board of Directors of the Company may, at its option, at any time after any Person becomes an Acquiring Person or is determined to be an Adverse Person pursuant to Section 11(a)(ii)(B), exchange all or part of the then outstanding and exercisable Rights (which shall not include Rights that have become void pursuant to the provisions of
    Section 7(e) hereof) for shares of Common Stock at an exchange ratio of one share of Common Stock per Right, appropriately adjusted to reflect any stock split, stock dividend or similar transaction occurring after the date hereof (such exchange ratio being hereinafter referred to as the "Exchange Ratio"). Notwithstanding the foregoing, the Board of Directors shall not be empowered to effect such exchange at any time after any Person (other than the Company, any Subsidiary of the Company, any employee benefit plan of the Company or any such Subsidiary, or any entity holding Common Stock for or pursuant to the terms of any such plan), together with all Affiliates and Associates of such Person, becomes the Beneficial Owner of fifty percent (50%) or more of the Common Stock then outstanding.

    (b) Immediately upon the action of the Board of Directors of the Company ordering the exchange of any Rights pursuant to subsection (a) of this Section 24 and without any further action and without any notice, the right to exercise such Rights shall terminate and the only right thereafter of a holder of such Rights shall be to receive that number of shares of Common Stock equal to the number of such Rights held by such holder multiplied by the Exchange Ratio. The Company shall promptly give public notice of any such exchange; provided, however, that the failure to give, or any defect in, such notice shall not affect the validity of such exchange. The Company promptly shall mail a notice of any such exchange to all of the holders of such Rights at their last addresses as they appear upon the registry books of the Rights Agent. Any notice which is mailed in the manner herein provided shall be deemed given, whether or not the holder receives the notice. Each such notice of exchange will state the method by which the exchange of the Common Stock for Rights will be effected and, in the event of any partial exchange, the number of Rights which will be exchanged. Any partial exchange shall be effected pro rata based on the number of Rights (other than Rights which have become void pursuant to the provisions of Section 7(e) hereof) held by each holder of Rights.

    (c) In any exchange pursuant to this Section 24, the Company, at its option, may substitute shares of Preferred Stock (or equivalent preferred stock, as such term is defined in paragraph (b) of Section 11 hereof) for shares of Common Stock exchangeable for Rights, at the initial rate of one one-thousandth (1/1000th) of a share of Preferred Stock (or equivalent preferred stock) for each share of Common Stock, as appropriately adjusted to reflect adjustments in the voting rights of the Preferred Stock pursuant to the terms thereof, so that the fraction of a share of Preferred Stock delivered in lieu of each share of Common Stock shall have the same voting rights as one share of Common Stock.

    (d) In the event that there shall not be sufficient shares of Common Stock issued but not outstanding or authorized but unissued to permit any exchange of Rights as contemplated in accordance with this
    Section 24, the Company shall take all such action as may be necessary to authorize additional shares of Common Stock for issuance upon exchange of the Rights.

    (e) The Company shall not be required to issue fractions of shares of Common Stock or to distribute certificates which evidence fractional shares of Common Stock. In lieu of such fractional shares of Common Stock, there shall be paid to the registered holders of the Right Certificates with regard to which such fractional share of Common Stock would otherwise be issuable, an amount in cash equal to the same fraction of the current market value of a whole share of Common Stock. For the purposes of this subsection (e), the current market value of a whole share of Common Stock shall be the closing price of a share of Common Stock (as determined pursuant to the second sentence of Section 11(d)(i) hereof) for the Trading Day immediately prior to the date of exchange pursuant to this Section 24.

Section 25.  Notice of Certain Events.

    (a) In case the Company shall propose, at any time after the Distribution Date, (i) to pay any dividend payable in stock of any class to the holders of Preferred Stock or to make any other distribution to the holders of Preferred Stock (other than a regular quarterly cash dividend out of earnings or retained earnings of the Company), or (ii) to offer to the holders of Preferred Stock rights or warrants to subscribe for or to purchase any additional shares of Preferred Stock or shares of stock of any class or any other securities, rights or options, or (iii) to effect any reclas-sification of its Preferred Stock (other than a reclassification involving only the subdivision of outstanding shares of Preferred Stock), or (iv) to effect any consolidation or merger into or with any other Person (other than a Subsidiary of the Company in a transaction which complies with Section 11(o) hereof), or to effect any sale or other transfer (or to permit one or more of its Subsidiaries to effect any sale or other transfer), in one transaction or a series of related transactions, of more than 50% of the assets or earning power of the Company and its Subsidiaries (taken as a whole) to any other

    Person or Persons (other than the Company and/or any of its Subsidiaries in one or more transactions each of which complies with
    Section 11(o) hereof), or (v) to effect the liquidation, dissolution or winding up of the Company, then, in each such case, the Company shall give to each holder of a Rights Certificate, to the extent feasible and in accordance with Section 26 hereof, a notice of such proposed action, which shall specify the record date for the purposes of such stock dividend, distribution of rights or warrants, or the date on which such reclassification, consolidation, merger, sale, transfer, liquidation, dissolution, or winding up is to take place and the date of participation therein by the holders of the shares of Preferred Stock, if any such date is to be fixed, and such notice shall be so given in the case of any action covered by clause (i) or (ii) above at least twenty (20) days prior to the record date for determining holders of the shares of Preferred Stock for purposes of such action, and in the case of any such other action, at least twenty (20) days prior to the date of the taking of such proposed action or the date of participation therein by the holders of the shares of Preferred Stock whichever shall be the earlier.

    (b) In case any of the events set forth in Section 11(a)(ii) hereof shall occur, then, in any such case, (i) the Company shall as soon as practicable thereafter give to each holder of a Rights Certificate, to the extent feasible and in accordance with Section 26 hereof, a notice of the occurrence of such event, which shall specify the event and the consequences of the event to holders of Rights under Section 11(a)(ii) hereof, and (ii) all references in the preceding paragraph to Preferred Stock shall be deemed thereafter to refer to Common Stock and/or, if appropriate, other securities.

Section 26. Notices. Notices or demands authorized by this Agreement to be given or made by the Rights Agent or by the holder of any Rights Certificate to or on the Company shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Rights Agent) as follows:

                    Outboard Marine Corporation
                    100 Sea-Horse Drive
                    Waukegan, Illinois  60085
                    Attention:  Corporate Secretary

Subject to the provisions of Section 21, any notice or demand authorized by this Agreement to be given or made by the Company or by the holder of any Rights Certificate to or on the Rights Agent shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed (until another address is filed in writing with the Company) as follows:
                  First Chicago Trust Company of New York
                  525 Washington Boulevard, Suite 4660
                  Jersey City, New Jersey  07310
                  Attention:  Tenders and Exchanges Administration

Notices or demands authorized by this Agreement to be given or made by the Company or the Rights Agent to the holder of any Rights Certificate (or, if prior to the Distribution Date, to the holder of certificates representing shares of Common Stock) shall be sufficiently given or made if sent by first-class mail, postage prepaid, addressed to such holder at the address of such holder as shown on the registry books of the Company.

Section 27.  Supplements and Amendments.  Prior to the Distribution
Date and subject to the penultimate sentence of this Section 27, the Company and the Rights Agent shall, if the Company so directs, supplement or amend any provision of this Agreement without the approval of any holders of certificates representing shares of Common Stock. From and after the Distribution Date and subject to the penultimate sentence of this
Section 27, the Company and the Rights Agent shall, if the Company so directs, supplement or amend this Agreement without the approval of any holders of Rights Certificates in order (i) to cure any ambiguity, (ii) to correct or supplement any provision contained herein which may be defective or inconsistent with any other provisions herein, (iii) to shorten or lengthen any time period hereunder or (iv) to change or supplement the provisions hereunder in any manner which the Company may deem necessary or desirable and which shall not adversely affect the interests of the holders of Rights Certificates (other than an Acquiring Person or Adverse Person or an Affiliate or Associate of an Acquiring Person or Adverse Person); provided this Agreement may not be sup-plemented or amended to lengthen, pursuant to clause (iii) of this sentence, (A) a time period relating to when the Rights may be redeemed at such time as the Rights are not then redeemable, or (B) any other time period unless such lengthening is for the purpose of protecting, enhancing or clarifying the rights of, and/or the benefits to, the holders of Rights (other than an Acquiring Person or Adverse Person and its Affiliates and Associates). Upon the delivery of a certificate from an appropriate officer of the Company which states that the proposed supplement or amendment is in compliance with the terms of this Section 27, the Rights Agent shall execute such supplement or amendment. Prior to the Distribution Date, the interests of the holders of Rights shall be deemed coincident with the interests of the holders of Common Stock.

Section 28. Successors. All the covenants and provisions of this Agreement by or for the benefit of the Company or the Rights Agent shall bind and inure to the benefit of their respective successors and assigns hereunder.

Section 29.  Determinations and Actions by the Board of Directors, etc.
For all purposes of this Agreement, any calculation of the number of shares of Common Stock outstanding at any particular time, including for purposes of determining the particular percentage of such outstanding shares of Common Stock of which any Person is the Beneficial Owner, shall be made in accordance with the last sentence of Rule 13d-3(d)(1)(i) of the General Rules and Regulations under the Exchange Act. The Board of Directors of the Company shall have the exclusive power and authority to administer this Agreement and to exercise all rights and powers specifically granted to the Board or to the Company, or as may be necessary or advisable in the administration of this Agreement, including, without limitation, the right and power to (i) interpret the provisions of this Agreement, and (ii) make all determinations deemed necessary or advisable for the administration of this Agreement (including a determination to redeem or not redeem the Rights or to amend the Agreement). All such actions, calculations, interpretations and determinations (including, for purposes of clause (y) below, all omissions with respect to the foregoing) which are done or made by the Board in good faith, shall (x) be final, conclusive and binding on the Company, the Rights Agent, the holders of the Rights and all other parties, and (y) not subject the Board to any liability to the holders of the Rights.

Section 30. Benefits of This Agreement. Nothing in this Agreement shall be construed to give to any Person other than the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, registered holders of the Common Stock) any legal or equitable right, remedy or claim under this Agreement; but this Agreement shall be for the sole and exclusive benefit of the Company, the Rights Agent and the registered holders of the Rights Certificates (and, prior to the Distribution Date, registered holders of the Common Stock).

Section 31. Severability. If any term, provision, covenant or restriction of this Agreement is held by a court of competent jurisdiction or other authority to be invalid, void or unenforceable, the remainder of the terms, provisions, covenants and restrictions of this Agreement shall remain in full force and effect and shall in no way be affected, impaired or invalidated; provided, however, that notwithstanding anything in this Agreement to the contrary, if any such term, provision, covenant or restriction is held by such court or authority to be invalid, void or unenforceable and the Board of Directors of the Company determines in its good faith judgment that severing the invalid language from this Agreement would adversely affect the purpose or effect of this Agreement, the right of redemption set forth in Section 23 hereof shall be reinstated and shall not expire until the close of business on the tenth day following the date of such determination by the Board of Directors. Without limiting the foregoing, if any provision requiring a majority of the members of the Board of Directors who are not officers of the Company and who are not representatives, nominees, Affiliates or Associates of an Acquiring Person to act is held by any court of competent jurisdiction or other authority to be invalid, void or unenforceable, such determination shall be made by the Board of Directors of the Company in accordance with applicable law and the Company's Certificate of Incorporation and bylaws.

Section 32. Governing Law. This Agreement, each Right and each Rights Certificate issued hereunder shall be deemed to be a contract made under the laws of the State of Delaware and for all purposes shall be governed by and construed in accordance with the laws of such State applicable to contracts made and to be performed entirely within such State.

Section 33. Counterparts. This Agreement may be executed in any number of counterparts and each of such counterparts shall for all purposes be deemed to be an original, and all such counterparts shall together constitute but one and the same instrument.

Section 34. Descriptive Headings. Descriptive headings of the several Sections of this Agreement are inserted for convenience only and shall not control or affect the meaning or construction of any of the provisions hereof.

    IN WITNESS WHEREOF, the parties hereto have caused this Rights Agreement to be duly executed and their respective corporate seals to be hereunto affixed and attested, all as of the day and year first above written.


Attest:                       OUTBOARD MARINE CORPORATION

By     HOWARD MALOVANY        By     HARRY W. BOWMAN
       ---------------               ---------------
Name:  Howard Malovany        Name:  Harry W. Bowman
Title: Secretary and          Title: President and Chief
       Senior Counsel                Executive Officer





Attest:                       FIRST CHICAGO TRUST COMPANY
                                      OF NEW YORK

By     JOANNE GOROSTILA        By     RALPH P. PERSICO
       ----------------               ----------------
Name:  Joanne Gorostila        Name:  Ralph P. Persico
Title:                         Title: Customer Service Officer

                                                           Exhibit A


                              FORM OF
              CERTIFICATE OF DESIGNATION, PREFERENCES
                   AND RIGHTS OF SERIES A JUNIOR
                   PARTICIPATING PREFERRED STOCK

                                 of

                    OUTBOARD MARINE CORPORATION


       Pursuant to Section 151 of the General Corporation Law
                      of the State of Delaware


    The undersigned officers of Outboard Marine Corporation, a corporation organized and existing under the General Corporation Law of the State of Delaware, in accordance with the provisions of Section 103 thereof, DO HEREBY CERTIFY:

    That pursuant to the authority conferred upon the Board of Directors by the Certificate of Incorporation, as amended, of the said Corporation, the said Board of Directors on April 24, 1996 adopted the following resolution creating a series of 90,000 shares of Preferred Stock designated as Series A Junior Participating Preferred Stock:

    BE IT FURTHER RESOLVED, that pursuant to the authority vested in the Board of Directors of this Corporation in accordance with the provisions of its Restated Certificate of Incorporation, as amended, a series of Preferred Stock of the Corporation be and it is hereby created, and that the designation and amount thereof and the voting powers, preferences and relative, participating, optional and other special rights of the shares of such series, and the qualifications, limitations or restrictions thereof are as follows:

Section 1. Designation and Amount. The shares of such series shall be designated as "Series A Junior Participating Preferred Stock" and the number of shares constituting such series shall be 90,000.

Section 2.  Dividends and Distributions.

    (A) The holders of shares of Series A Junior Participating Preferred Stock shall be entitled to receive, when, as and if declared by the Board of Directors out of funds legally available for the purpose, quarterly dividends payable in cash on the last day of [March, June, September and December] in each year (each such date being referred to herein as a "Quarterly Dividend Payment Date"), commencing on the first Quarterly Dividend Payment Date after the first issuance of a share or fraction of a share of Series A Junior Participating Preferred Stock, in an amount per share (rounded to the nearest cent) equal to the greater of (a) $0.01 or (b) subject to the provision for adjustment hereinafter set forth, 1,000 times the aggregate per share amount of all cash dividends, and 1,000 times the aggregate per share amount (payable in kind) of all non-cash dividends or other distributions other than a dividend payable in shares of Common Stock or a subdivision of the outstanding shares of Common Stock (by reclassification or otherwise), declared on the Common Stock, par value $0.15 per share, of the Corporation (the "Common Stock") since the immediately preceding Quarterly Dividend Payment Date, or, with respect to the first Quarterly Dividend Payment Date, since the first issuance of any share or fraction of a share of Series A Junior Participating

    Preferred Stock. In the event the Corporation shall at any time after April 24, 1996 (the "Rights Declaration Date") (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount to which holders of shares of Series A Junior Participating Preferred Stock were entitled immediately prior to such event under clause (b) of the preceding sentence shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

    (B) The Corporation shall declare a dividend or distribution on the Series A Junior Participating Preferred Stock as provided in Paragraph
    (A) above immediately after it declares a dividend or distribution on the Common Stock (other than a dividend payable in shares of Common Stock); provided that, in the event no dividend or distribution shall have been declared on the Common Stock during the period between any Quarterly Dividend Payment Date and the next subsequent Quarterly Dividend Payment Date, a dividend of $0.01 per share on the Series A Junior Participating Preferred Stock shall nevertheless be payable on such subsequent Quarterly Dividend Payment Date.

    (C) Dividends shall begin to accrue and be cumulative on outstanding shares of Series A Junior Participating Preferred Stock from the Quarterly Dividend Payment Date next preceding the date of issue of such shares of Series A Junior Participating Preferred Stock, unless the date of issue of such shares is prior to the record date for the first Quarterly Dividend Payment Date, in which case dividends on such shares shall begin to accrue from the date of issue of such shares, or unless the date of issue is a Quarterly Dividend Payment Date or is a date after the record date for the determination of holders of shares of Series A Junior Participating Preferred Stock entitled to receive a quarterly dividend and before such Quarterly Dividend Payment Date, in either of which events such dividends shall begin to accrue and be cumulative from such Quarterly Dividend Payment Date. Accrued but unpaid dividends shall not bear interest. Dividends paid on the shares of Series A Junior Participating Preferred Stock in an amount less than the total amount of such dividends at the time accrued and payable on such shares shall be allocated pro rata on a share-by-share basis among all such shares at the time outstanding. The Board of Directors may fix a record date for the determination of holders of shares of Series A Junior Participating Preferred Stock entitled to receive payment of a dividend or distribution declared thereon, which record date shall be no more than 30 days prior to the date fixed for the payment thereof.

Section 3. Voting Rights. The holders of shares of Series A Junior Participating Preferred Stock shall have the following voting rights:

    (A) Subject to the provision for adjustment hereinafter set forth, each share of Series A Junior Participating Preferred Stock shall entitle the holder thereof to 1,000 votes on all matters submitted to a vote of the stockholders of the Corporation. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the number of votes per share to which holders of shares of Series A Junior Participating Preferred Stock were entitled immediately prior to such event shall be adjusted by multiplying such number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

    (B) Except as otherwise provided herein or by law, the holders of shares of Series A Junior Participating Preferred Stock and the holders of shares of Common Stock shall vote together as one class on all matters submitted to a vote of stockholders of the Corporation.

    (C) (i) If at any time dividends on any Series A Junior Participating Preferred Stock shall be in arrears in an amount equal to six (6) quarterly dividends thereon, the occurrence of such contingency shall mark the beginning of a period (herein called a "default period") which shall extend until such time when all accrued and unpaid dividends for all previous quarterly dividend periods and for the current quarterly dividend period on all shares of Series A Junior Participating Preferred Stock then outstanding shall have been declared and paid or set apart for payment. During each default period, all holders of Preferred Stock (including holders of the Series A Junior Participating Preferred Stock) with dividends in arrears in an amount equal to six
    (6) quarterly dividends thereon, voting as a class, irrespective of series, shall have the right to elect two (2) Directors.

        (ii) During any default period, such voting right of the holders of Series A Junior Participating Preferred Stock may be exercised initially at a special meeting called pursuant to subparagraph
        (iii) of this Section 3(C) or at any annual meeting of stockholders, and thereafter at annual meetings of stockholders, provided that such voting right shall not be exercised unless the holders of ten percent (10%) in number of shares of Preferred Stock outstanding shall be present in person or by proxy. The absence of a quorum of the holders of Common Stock shall not affect the exercise by the holders of Preferred Stock of such voting right.
        At any meeting at which the holders of Preferred Stock shall exercise such voting right initially during an existing default period, they shall have the right, voting as a class, to elect Directors to fill such vacancies, if any, in the Board of Directors as may then exist up to two (2) Directors or, if such right is exercised at an annual meeting, to elect two (2) Directors. If the number which may be so elected at any special meeting does not amount to the required number, the holders of the Preferred Stock shall have the right to make such increase in the number of Directors as shall be necessary to permit the election by them of the required number. After the holders of the Preferred Stock shall have exercised their right to elect Directors in any default period and during the continuance of such period, the number of Directors shall not be increased or decreased except by vote of the holders of Preferred Stock as herein provided or pursuant to the rights of any equity securities ranking senior to or pari passu with the Series A Junior Participating Preferred Stock.

        (iii) Unless the holders of Preferred Stock shall, during an existing default period, have previously exercised their right to elect Directors, the Board of Directors may order, or any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Stock outstanding, irrespective of series, may request, the calling of special meeting of the holders of Preferred Stock, which meeting shall thereupon be called by the President, a Vice-President or the Secretary of the Corporation. Notice of such meeting and of any annual meeting at which holders of Preferred Stock are entitled to vote pursuant to this Paragraph (C)(iii) shall be given to each holder of record of Preferred Stock by mailing a copy of such notice to him or her at his or her last address as the same appears on the books of the Corporation. Such meeting shall be called for a time not earlier than 10 days and not later than 50 days after such order or request or in default of the calling of such meeting within 50 days after such order or request, such meeting may be called on similar notice by any stockholder or stockholders owning in the aggregate not less than ten percent (10%) of the total number of shares of Preferred Stock outstanding. Notwithstanding the provisions of this Paragraph (C)(iii), no such special meeting shall be called during the period within 50 days immediately preceding the date fixed for the next annual meeting of the stockholders.

        (iv) In any default period, the holders of Common Stock, and other classes of stock of the Corporation if applicable, shall continue to be entitled to elect the whole number of Directors until the holders of Preferred Stock shall have exercised their right to elect two (2) Directors voting as a class, after the exercise of which right (x) the Directors so elected by the holders of Preferred Stock shall continue in office until their successors shall have been elected by such holders or until the expiration of the default period, and (y) any vacancy in the Board of Directors may (except as provided in Paragraph (C)(ii) of this Section 3) be filled by vote of a majority of the remaining Directors theretofore elected by the holders of the class of stock which elected the Director whose office shall have become vacant. References in this Paragraph (C) to Directors elected by the holders of a particular class of stock shall include Directors elected by such Directors to fill vacancies as provided in clause (y) of the foregoing sentence.
        (v) Immediately upon the expiration of a default period, (x) the right of the holders of Preferred Stock as a class to elect Directors shall cease, (y) the term of any Directors elected by the holders of Preferred Stock as a class shall terminate, and (z) the number of Directors shall be such number as may be provided for in the certificate of incorporation or by-laws irrespective of any increase made pursuant to the provisions of Paragraph (C)(ii) of this Section 3 (such number being subject, however, to change thereafter in any manner provided by law or in the certificate of incorporation or by-laws). Any vacancies in the Board of Directors effected by the provisions of clauses (y) and (z) in the preceding sentence may be filled by a majority of the remaining Directors.

    (D) Except as set forth herein, holders of Series A Junior
    Participating Preferred Stock shall have no special voting rights and their consent shall not be required (except to the extent they are entitled to vote with holders of Common Stock as set forth herein) for taking any corporate action.

Section 4.  Certain Restrictions.

    (A) Whenever quarterly dividends or other dividends or distributions payable on the Series A Junior Participating Preferred Stock as provided in Section 2 are in arrears, thereafter and until all accrued and unpaid dividends and distributions, whether or not declared, on shares of Series A Junior Participating Preferred Stock outstanding shall have been paid in full, the Corporation shall not

        (i) declare or pay dividends on, make any other distributions on, or redeem or purchase or otherwise acquire for consideration any shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock;

        (ii) declare or pay dividends on or make any other distributions on any shares of stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Junior Participating Preferred Stock, except dividends paid ratably on the Series A Junior Participating Preferred Stock and all such parity stock on which dividends are payable or in arrears in proportion to the total amounts to which the holders of all such shares are then entitled;

        (iii) redeem or purchase or otherwise acquire for consideration shares of any stock ranking on a parity (either as to dividends or upon liquidation, dissolution or winding up) with the Series A Junior Participating Preferred Stock, provided that the Corporation may at any time redeem, purchase or otherwise acquire shares of any such parity stock in exchange for shares of any stock of the Corporation ranking junior (either as to dividends or upon dissolution, liquidation or winding up) to the Series A Junior Participating Preferred Stock; or

        (iv) purchase or otherwise acquire for consideration any shares of Series A Junior Participating Preferred Stock, or any shares of stock ranking on a parity with the Series A Junior Participating Preferred Stock, except in accordance with a purchase offer made in writing or by publication (as determined by the Board of Directors) to all holders of such shares upon such terms as the Board of Directors, after consideration of the respective annual dividend rates and other relative rights and preferences of the respective series and classes, shall determine in good faith will result in fair and equitable treatment among the respective series or classes.

    (B) The Corporation shall not permit any subsidiary of the Corporation to purchase or otherwise acquire for consideration any shares of stock of the Corporation unless the Corporation could, under Paragraph (A) of this Section 4, purchase or otherwise acquire such shares at such time and in such manner.

Section 5. Reacquired Shares. Any shares of Series A Junior Participating Preferred Stock purchased or otherwise acquired by the Corporation in any manner whatsoever shall be retired and cancelled promptly after the acquisition thereof. All such shares shall upon their cancellation become authorized but unissued shares of Preferred Stock and may be reissued as part of a new series of Preferred Stock to be created by resolution or resolutions of the Board of Directors, subject to the conditions and restrictions on issuance set forth herein.

Section 6. Liquidation, Dissolution or Winding Up. (A) Upon any liquidation (voluntary or otherwise), dissolution or winding up of the Corporation, no distribution shall be made to the holders of shares of stock ranking junior (either as to dividends or upon liquidation, dissolution or winding up) to the Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Series A Junior Participating Preferred Stock shall have received an amount equal to 1,000 times the Exercise Price, plus an amount equal to accrued and unpaid dividends and distributions thereon, whether or not declared, to the date of such payment (the "Series A Liquidation Preference"). Following the payment of the full amount of the Series A Liquidation Preference, no additional distributions shall be made to the holders of shares of Series A Junior Participating Preferred Stock unless, prior thereto, the holders of shares of Common Stock shall have received an amount per share (the "Common Adjustment") equal to the quotient obtained by dividing (i) the Series A Liquidation Preference by (ii) 1,000 (as appropriately adjusted as set forth in subparagraph (C) below to reflect such events as stock splits, stock dividends and recapitalizations with respect to the Common Stock)

(such number in clause (ii), the "Adjustment Number"). Following the payment of the full amount of the Series A Liquidation Preference and the Common Adjustment in respect of all outstanding shares of Series A Junior Participating Preferred Stock and Common Stock, respectively, holders of Series A Junior Participating Preferred Stock and holders of shares of Common Stock shall receive their ratable and proportionate share of the remaining assets to be distributed in the ratio of the Adjustment Number to 1 with respect to such Preferred Stock and Common Stock, on a per share basis, respectively.

    (B) In the event, however, that there are not sufficient assets available to permit payment in full of the Series A Liquidation Preference and the liquidation preferences of all other series of preferred stock, if any, which rank on a parity with the Series A Junior Participating Preferred Stock, then such remaining assets shall be distributed ratably to the holders of such parity shares in proportion to their respective liquidation preferences. In the event, however, that there are not sufficient assets available to permit payment in full of the Common Adjustment, then such remaining assets shall be distributed ratably to the holders of Common Stock.

    (C) In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or
    (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the Adjustment Number in effect immediately prior to such event shall be adjusted by multiplying such Adjustment Number by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Section 7. Consolidation, Merger, etc. In case the Corporation shall enter into any consolidation, merger, combination or other transaction in which the shares of Common Stock are exchanged for or changed into other stock or securities, cash and/or any other property, then in any such case the shares of Series A Junior Participating Preferred Stock shall at the same time be similarly exchanged or changed in an amount per share (subject to the provision for adjustment hereinafter set forth) equal to 1,000 times the aggregate amount of stock, securities, cash and/or any other property (payable in kind), as the case may be, into which or for which each share of Common Stock is changed or exchanged. In the event the Corporation shall at any time after the Rights Declaration Date (i) declare any dividend on Common Stock payable in shares of Common Stock, (ii) subdivide the outstanding Common Stock, or (iii) combine the outstanding Common Stock into a smaller number of shares, then in each such case the amount set forth in the preceding sentence with respect to the exchange or change of shares of Series A Junior Participating Preferred Stock shall be adjusted by multiplying such amount by a fraction the numerator of which is the number of shares of Common Stock outstanding immediately after such event and the denominator of which is the number of shares of Common Stock that were outstanding immediately prior to such event.

Section 8. No Redemption. The shares of Series A Junior Participating Preferred Stock shall not be redeemable.

Section 9. Amendment. The Amended and Restated Certificate of Incorporation of the Corporation shall not be further amended in any manner which would materially alter or change the powers, preferences or special rights of the Series A Junior Participating Preferred Stock so as to affect them adversely without the affirmative vote of the holders of a majority or more of the outstanding shares of Series A Junior Participating Preferred Stock, voting separately as a class.

Section 10. Fractional Shares. Series A Junior Participating Preferred Stock may be issued in fractions of a share which shall entitle the holder, in proportion to such holders fractional shares, to exercise voting rights, receive dividends, participate in distributions and to have the benefit of all other rights of holders of Series A Junior Participating Preferred Stock.

    IN WITNESS WHEREOF, we have executed and subscribed this Certificate and do affirm the foregoing as true under the penalties of perjury this ____ day of , 1996.


                                         OUTBOARD MARINE CORPORATION

                                         ___________________________
                                         Name:
                                         Title:


Attest:


____________________________
Secretary

                                                             Exhibit B

                [Form of Rights Certificate]

Certificate No. R-                              ________ Rights


NOT EXERCISABLE AFTER JUNE 23, 2006 OR EARLIER IF REDEEMED BY THE
COMPANY. THE RIGHTS ARE SUBJECT TO REDEMPTION, AT THE OPTION OF THE COMPANY, AT $0.01 PER RIGHT ON THE TERMS SET FORTH IN THE RIGHTS AGREEMENT. UNDER CERTAIN CIRCUMSTANCES, RIGHTS BENEFICIALLY OWNED BY AN ACQUIRING PERSON OR ADVERSE PERSON (AS SUCH TERM IS DEFINED IN THE RIGHTS
AGREEMENT) AND ANY SUBSEQUENT HOLDER OF SUCH RIGHTS MAY BECOME NULL AND VOID. [THE RIGHTS REPRESENTED BY THIS RIGHTS CERTIFICATE ARE OR WERE BENE-FICIALLY OWNED BY A PERSON WHO WAS OR BECAME AN ACQUIRING PERSON OR ADVERSE PERSON OR AN AFFILIATE OR ASSOCIATE OF AN ACQUIRING PERSON OR ADVERSE PERSON (AS SUCH TERMS ARE DEFINED IN THE RIGHTS AGREEMENT). ACCORDINGLY, THIS RIGHTS CERTIFICATE AND THE RIGHTS REPRESENTED HEREBY MAY BECOME NULL AND VOID IN THE CIRCUMSTANCES SPECIFIED IN SECTION 7(e) OF SUCH AGREEMENT.]


                            Rights Certificate


                        OUTBOARD MARINE CORPORATION

    This certifies that _____________________________ , or registered assigns, is the registered owner
of the number of Rights set forth above, each of which entitles the owner thereof, subject to the terms, provisions and conditions of the Rights Agreement, dated as of April 24, 1996 (the "Rights Agreement"), between Outboard Marine Corporation, a Delaware corporation (the "Company"), and [Name and place of Incorporation of Rights Agent] (the "Rights Agent"), to purchase from the Company at any time prior to 5:00 P.M. (New York City time) on June 23, 2006 at the office or offices of the Rights Agent designated for such purpose, or its successors as Rights Agent, one one-thousandth (1/1000th) of a fully paid, non-assessable share of Series A Junior Participating Preferred Stock (the "Preferred Stock") of the Company, at a purchase price of $ per one one-thousandth (1/1000th) of a share (the "Purchase Price"), upon presentation and surrender of this Rights Certificate with the Form of Election to Purchase and related Certificate duly executed. The number of Rights evidenced by this Rights Certificate (and the number of shares which may be purchased upon exercise thereof) set forth above, and the Purchase Price per share set forth above, are the number and Purchase Price as of , based on the Pre-ferred Stock as constituted at such date. The Company reserves the right to require prior to the occurrence of a Triggering Event (as such term is defined in the Rights Agreement) that a number of Rights be exercised so that only whole shares of Preferred Stock will be issued.

    Upon the occurrence of a Section 11(a)(ii) Event (as such term is defined in the Rights Agreement), if the Rights evidenced by this Rights Certificate are beneficially owned by (i) an Acquiring Person or Adverse Person or an Affiliate or Associate of any such Acquiring Person or Adverse Person (as such terms are defined in the Rights Agreement), (ii) a transferee of any such Acquiring Person or Adverse Person, Associate or Affiliate, or (iii) under certain circumstances specified in the Rights Agreement, a transferee of a person who, after such transfer, became an Acquiring Person or Adverse Person, or an Affiliate or Associate of an Acquiring Person or Adverse Person, such Rights shall become null and void and no holder hereof shall have any right with respect to such Rights from and after the occurrence of such Section 11(a)(ii) Event.

    As provided in the Rights Agreement, the Purchase Price and the number and kind of shares of Preferred Stock or other securities which may be purchased upon the exercise of the Rights evidenced by this Rights Certificate are subject to modification and adjustment upon the happening of certain events, including Triggering Events.

    This Rights Certificate is subject to all of the terms, provisions and conditions of the Rights Agreement, which terms, provisions and conditions are hereby incorporated herein by reference and made a part hereof and to which Rights Agreement reference is hereby made for a full description of the rights, limitations of rights, obligations, duties and immunities hereunder of the Rights Agent, the Company and the holders of the Rights Certificates, which limitations of rights include the temporary suspension of the exercisability of such Rights under the specific circumstances set forth in the Rights Agreement. Copies of the Rights Agreement are on file at the above-mentioned office of the Rights Agent and are also available upon written request to the Rights Agent.

    This Rights Certificate, with or without other Rights Certificates, upon surrender at the principal office or offices of the Rights Agent designated for such purpose, may be exchanged for another Rights Certificate or Rights Certificates of like tenor and date evidencing Rights entitling the holder to purchase a like aggregate number of one one-thousandths (1/1000ths) of a share of Preferred Stock as the Rights evidenced by the Rights Certificate or Rights Certificates surrendered shall have entitled such holder to purchase. If this Rights Certificate shall be exercised in part, the holder shall be entitled to receive upon surrender hereof another Rights Certificate or Rights Certificates for the number of whole Rights not exercised.

    Subject to the provisions of the Rights Agreement, the Rights evidenced by this Certificate may be redeemed by the Company at its option at a redemption price of $0.01 per Right at any time prior to the earlier of the close of business on (i) the tenth day following the Stock Acquisition Date (as such time period may be extended pursuant to the Rights Agreement), and (ii) the Final Expiration Date. In addition, the Rights may be exchanged, in whole or in part, for shares of the Common Stock, or shares of preferred stock of the Company having essentially the same value or economic rights as such shares. Immediately upon the action of the Board of Directors of the Company authorizing any such exchange, and without any further action or any notice, the Rights (other than Rights which are not subject to such exchange) will terminate and the Rights will only enable holders to receive the shares issuable upon such ex-change.

    No fractional shares of Preferred Stock will be issued upon the exercise of any Right or Rights evidenced hereby (other than fractions which are integral multiples of one one-thousandth (1/1000th) of a share of Preferred Stock, which may, at the election of the Company, be evidenced by depositary receipts), but in lieu thereof a cash payment will be made, as provided in the Rights Agreement.

    No holder of this Rights Certificate shall be entitled to vote or receive dividends or be deemed for any purpose the holder of shares of Preferred Stock or of any other securities of the Company which may at any time be issuable on the exercise hereof, nor shall anything contained in the Rights Agreement or herein be construed to confer upon the holder hereof, as such, any of the rights of a stockholder of the Company or any right to vote for the election of directors or upon any matter submitted to stockholders at any meeting thereof, or to give or withhold consent to any corporate action, or, to receive notice of meetings or other actions affecting stockholders (except as provided in the Rights Agreement), or to receive dividends or subscription rights, or otherwise, until the Right or Rights evidenced by this Rights Certificate shall have been exercised as provided in the Rights Agreement.

    This Rights Certificate shall not be valid or obligatory for any purpose until it shall have been countersigned by the Rights Agent.

    WITNESS the facsimile signature of the proper officers of the Company and its corporate seal.

Dated as of -----------  ---,  -----


ATTEST:                           OUTBOARD MARINE CORPORATION


_____________________             By ________________________
Secretary                         Title:


Countersigned:

FIRST CHICAGO TRUST COMPANY
OF NEW YORK


By______________________
  Authorized Signature

               [Form of Reverse Side of Rights Certificate]

                            FORM OF ASSIGNMENT
                            ------------------

             (To be executed by the registered holder if such
            holder desires to transfer the Rights Certificate.)


FOR VALUE RECEIVED ______________________________________ hereby sells, assigns and transfer unto ____________________________________________
______________________________________________________________________
(Please print name and address of transferee) this Rights Certificate, together with all right, title and interest therein, and does hereby irrevocably constitute and appoint _________________ Attorney, to transfer the within Rights Certificate on the books of the within named Company, with full power of substitution.


Dated:_______________ , ______

                                          ___________________________
                                          Signature

Signature Guaranteed:

                                Certificate
                                -----------

The undersigned hereby certifies by checking the appropriate boxes that:

(1) this Rights Certificate [ ] is [ ] is not being sold, assigned and transferred by or on behalf of a Person who is or was an Acquiring Person or Adverse Person or an Affiliate or Associate of any such Acquiring Person or Adverse Person (as such terms are defined pursuant to the Rights Agreement);

(2) after due inquiry and to the best knowledge of the undersigned, it [ ] did [ ] did not acquire the Rights evidenced by this Rights Certificate from any Person who is, was or subsequently became an Acquiring Person or Adverse Person or an Affiliate or Associate of an Acquiring Person or Adverse Person.

Dated:_______________ , ______                  ______________________
                                                Signature


Signature Guaranteed:

                                  NOTICE

The signature to the foregoing Assignment and Certificate must correspond to the name as written upon the face of this Rights Certificate in every particular, without alteration or enlargement or any change whatsoever.

                       FORM OF ELECTION TO PURCHASE
                       ----------------------------

(To be executed if holder desires to exercise Rights represented by the Rights Certificate.)

To:  OUTBOARD MARINE CORPORATION

The undersigned hereby irrevocably elects to exercise __________ Rights represented by this Rights Certificate to purchase the shares of Preferred Stock issuable upon the exercise of the Rights (or such other securities of the Company or of any other person which may be issuable upon the exercise of the Rights) and requests that certificates for such shares be issued in the name of and delivered to:

Please insert social security or other identifying number

______________________________________________________________________
                      (Please print name and address)

______________________________________________________________________

If such number of Rights shall not be all the Rights evidenced by this Rights Certificate, a new Rights Certificate for the balance of such Rights shall be registered in the name of and delivered to:

Please insert social security or other identifying number

______________________________________________________________________
                      (Please print name and address)

______________________________________________________________________


Dated:_______________ , ______
                                                ______________________
                                                Signature

Signature Guaranteed:

                                Certificate
                                -----------

The undersigned hereby certifies by checking the appropriate boxes that:

(1) the Rights evidenced by this Rights Certificate [ ] are [ ] are not being exercised by or on behalf of a Person who is or was an Acquiring Person or Adverse Person or an Affiliate or Associate of any such Acquiring Person or Adverse Person (as such terms are defined pursuant to the Rights Agreement);

(2) after due inquiry and to the best knowledge of the undersigned, it [ ] did [ ] did not acquire the Rights evidenced by this Rights Certificate from any Person who is, was or became an Acquiring Person or Adverse Person or an Affiliate or Associate of an Acquiring Person or Adverse Person.

Dated:_______________ , ______                  ______________________
                                                Signature


Signature Guaranteed:

                                  NOTICE
                                  ------

The signature to the foregoing Election to Purchase and Certificate must correspond to the name as written upon the face of this Rights Certificate in every particular, without alteration or enlargement or any change whatsoever.

                                                             EXHIBIT 10(H)

            SECOND AMENDED AND RESTATED REVOLVING CREDIT AGREEMENT

                                     Among

                          OUTBOARD MARINE CORPORATION

                                   THE BANKS,

                                      and

                 THE FIRST NATIONAL BANK OF CHICAGO ("Agent")

                                      and

                     BANK OF AMERICA ILLINOIS ("Co-Agent")

                         Dated as of March 29,1996

                               TABLE OF CONTENTS


ARTICLE I.     DEFINITIONS AND ACCOUNTING TERMS

     1.01.     Certain Definitions  . . . . . . . . . . . . . . . . . . . .
     1.02.     Financial Standards  . . . . . . . . . . . . . . . . . . . .


ARTICLE II.    THE CREDIT . . . . . . . . . . . . . . . . . . . . . . . . .

     2.01.     Credit . . . . . . . . . . . . . . . . . . . . . . . . . . .
     2.02.     Requests for Advances. . . . . . . . . . . . . . . . . . . .
     2.03.     Evidence of Credit Extensions . .  . . . . . . . . . . . . .
     2.04.     Computation of and Payment of Interest . . . . . . . . . . .
     2.05.     Payment of Principal . . . . . . . . . . . . . . . . . . . .
     2.06.     Notification of LIBOR for Eurodollar Advances. . . . . . . .
     2.07.     Facility Fee . . . . . . . . . . . . . . . . . . . . . . . .
     2.08.     Agent's and Co-Agent's Fees  . . . . . . . . . . . . . . . .
     2.09.     Computations of Interest and Fees; Banking Day . . . . . . .
     2.10.     Late Payment; Date of Receipt of Notices . . . . . . . . . .
     2.11.     Method of Payment; Mistakes. . . . . . . . . . . . . . . . .
     2.12.     Optional Prepayment; Funding Losses on Any Prepayment. . . .
     2.13.     Reduction or Termination of Commitments. . . . . . . . . . .
     2.14.     Taxes' . . . . . . . . . . . . . . . . . . . . . . . . . . .
     2.15.     Reserves, Etc. . . . . . . . . . . . . . . . . . . . . . . .
     2.16.     Illegality . . . . . . . . . . . . . . . . . . . . . . . . .
     2.17.     Unavailability  . . . . . . . . . . . . . . . .  . . . . . .
     2.18.     The Bid Facility . . . . . . . . . . . . . . . . . . . . . .
     2.19.     Telephone Notice, Indemnity  . . . . . . . . . . . . . . . .
     2.20.     Facility Letters of Credit  . . . . . . . . . . .. . . . . .
     2.21.     Extension of Termination Date  . . . . . . . . . . . . . . .


ARTICLE III.   CONDITIONS PRECEDENT . . . . . . . . . . . . . . . . . . . .

     3.01.     Conditions Precedent to Closing Date . . . . . . . . . . . .
     3.02.     Conditions Precedent to Each Borrowing . . . . . . . . . . .
     3.03.     Termination of Existing Agreement. . . . . . . . . . . . . .
     3.04.     Advances under Existing Agreement. . . . . . . . . . . . . .


ARTICLE IV.    REPRESENTATIONS AND WARRANTIES . . . . . . . . . . . . . . .

     4.01.     The Company's Existence. . . . . . . . . . . . . . . . . . .
     4.02.     Subsidiaries' Existence. . . . . . . . . . . . . . . . . . .
     4.03.     Company's Powers . . . . . . . . . . . . . . . . . . . . . .
     4.04.     Power of Company Officers. . . . . . . . . . . . . . . . . .
     4.05.     Government and Other Approvals . . . . . . . . . . . . . . .
     4.06.     Compliance With Laws . . . . . . . . . . . . . . . . . . . .
     4.07.     Enforceability of Agreement. . . . . . . . . . . . . . . . .
     4.08.     Title to Property. . . . . . . . . . . . . . . . . . . . . .
     4.09.     Litigation . . . . . . . . . . . . . . . . . . . . . . . . .
     4.10.     Events of Default. . . . . . . . . . . . . . . . . . . . . .
     4.11.     Investment Company Act of 1940 . . . . . . . . . . . . . . .
     4.12.     Regulation U . . . . . . . . . . . . . . . . . . . . . . . .
     4.13.     Financial Information. . . . . . . . . . . . . . . . . . . .
     4.14.     ERISA. . . . . . . . . . . . . . . . . . . . . .   . . . . .
     4.15.     Acquisitions . . . . . . . . . . . . . . . . . . . . . . . .
     4.16.     Environmental Matters. . . . . . . . . . . . . . . . . . . .

ARTICLE V.     AFFIRMATIVE COVENANTS

     5.01.     Use of Proceed . . . . . . . . . . . . . . . . . . . . . . .
     5.02.     Notices. . . . . . . . . . . . . . . . . . . . . . . . . . .
     5.03.     Financial Statements, Reports, Etc.  . . . . . . . . . . . .
     5.04.     Existence, Etc.  . . . . . . . . . . . . . . . . . . . . . .
     5.05.     Payment of Obligations . . . . . . . . . . . . . . . . . . .
     5.06.     Compliance with Laws . . . . . . . . . . . . . . . . . . . .
     5.07.     Insurance. . . . . . . . . . . . . . . . . . . . . . . . . .
     5.08.     Adequate Books . . . . . . . . . . . . . . . . . . . . . . .
     5.09.     Interest Coverage Ratio. . . . . . . . . . . . . . . . . . .
     5.10.     ERISA. . . . . . . . . . . . . . . . . . . . . . . . . . . .


ARTICLE VI.    NEGATIVE COVENANTS . . . . . . . . . . . . . . . . . . . . .

     6.01.     Capitalization Ratio . . . . . . . . . . . . . . . . . . . .
     6.02.     Change in Business . . . . . . . . . . . . . . . . . . . . .
     6.03.     Liens. . . . . . . . . . . . . . . . . . . . . . . . . . . .
     6.04.     Mergers, Sales of Assets, Etc. . . . . . . . . . . . . . . .
     6.05.     Acquisitions, Investments. . . . . . . . . . . . . . . . . .
     6.06.     Operating Leases . . . . . . . . . . . . . . . . . . . . . .
     6.07.     Existing Indebtedness. . . . . . . . . . . . . . . . . . . .
     6.08.     Repurchase Arrangements. . . . . . . . . . . . . . . . . . .
     6.09.     Dividends and other Restricted Payments. . . . . . . . . . .


 ARTICLE VII.  EVENTS OF DEFAULT. . . . . . . . . . . . . . . . . . . . . .

     7.01.     Nonpayment . . . . . . . . . . . . . . . . . . . . . . . . .
     7.02.     Representation or Warranty . . . . . . . . . . . . . . . . .
     7.03.     Specific Defaults. . . . . . . . . . . . . . . . . . . . . .
     7.04.     Other Defaults . . . . . . . . . . . . . . . . . . . . . . .
     7.05.     Judgments. . . . . . . . . . . . . . . . . . . . . . . . . .
     7.06.     Voluntary Bankruptcy . . . . . . . . . . . . . . . . . . . .
     7.07.     Involuntary Bankruptcy . . . . . . . . . . . . . . . . . . .
     7.08.     Cross Default. . . . . . . . . . . . . . . . . . . . . . . .
     7.09.     ERISA. . . . . . . . . . . . . . . . . . . . . . . . . . . .
     7.10.     Change in Control. . . . . . . . . . . . . . . . . . . . . .


ARTICLE VIII.  RELATION OF BANKS. . . . . . . . . . . . . . . . . . . . . .

     8.01.     Appointment and Authorization. . . . . . . . . . . . . . . .
     8.02.     Pro Rata Sharing . . . . . . . . . . . . . . . . . . . . . .
     8.03.     Sharing of Setoff. . . . . . . . . . . . . . . . . . . . . .
     8.04.     Communication; Confidentiality . . . . . . . . . . . . . . .
     8.05.     Approvals. . . . . . . . . . . . . . . . . . . . . . . . . .
     8.06.     Exculpation. . . . . . . . . . . . . . . . . . . . . . . . .
     8.07.     Indemnification. . . . . . . . . . . . . . . . . . . . . . .
     8.08.     The Agent, the Co-Agent and Bid Agent as Banks . . . . . . .
     8.09.     Notice of Transfer . . . . . . . . . . . . . . . . . . . . .
     8.10.     Credit Decision. . . . . . . . . . . . . . . . . . . . . . .
     8.11.     Resignation of the Agent . . . . . . . . . . . . . . . . . .
     8.12.     Reliance by Agent and Co-Agent . . . . . . . . . . . . . . .

ARTICLE IX.    MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . . . .

     9.01.     Notices. . . . . . . . . . . . . . . . . . . . . . . . . . .
     9.02.     Successors and Assigns . . . . . . . . . . . . . . . . . . .
     9.03.     Banks' Obligations Several . . . . . . . . . . . . . . . . .
     9.04.     Assignments, Participations; Setoff. . . . . . . . . . . . .
     9.05.     Delays and Waivers . . . . . . . . . . . . . . . . . . . . .
     9.06.     Costs and Expenses . . . . . . . . . . . . . . . . . . . . .
     9.07.     Entire Agreement . . . . . . . . . . . . . . . . . . . . . .
     9.08.     Governing Law. . . . . . . . . . . . . . . . . . . . . . . .
     9.09.     Section Headings . . . . . . . . . . . . . . . . . . . . . .
     9.10.     Severability . . . . . . . . . . . . . . . . . . . . . . . .
     9.11.     Counterparts . . . . . . . . . . . . . . . . . . . . . . . .
     9.12.     Indemnity. . . . . . . . . . . . . . . . . . . . . . . . . .
     9.13.     Judgment Currency Indemnity. . . . . . . . . . . . . . . . .
     9.14.     Waiver of Jury Trail . . . . . . . . . . . . . . . . . . . .

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

SCHEDULE 7     FORM OF BID LOAN OFFER

SCHEDULE 8     FORM OF BID LOAN ACCEPTANCE

SCHEDULE 9     FORM OF CONFIDENTIALITY AGREEMENT

SCHEDULE 10    SCHEDULE OF LETTERS OF CREDIT

SCHEDULE 11    INVESTMENTS

                  SECOND AMENDED AND RESTATED
                  OUTBOARD MARINE CORPORATION
                  REVOLVING CREDIT AGREEMENT


    This Agreement is entered into as of March 29, 1996, by and among Outboard Marine Corporation (the "Company"), the banks listed on the signature pages hereof (collectively the "Banks" and individually a "Bank"), The First National Bank of Chicago as agent for the Banks (in such capacity the "Agent") and Bank of America Illinois as co-agent for the Banks (in such capacity, the "Co-Agent").

    Whereas, the Company, the Banks, the Agent, and the Co-Agent are parties to an Amended and Restated Revolving Credit Agreement dated as of December 30, 1994, as heretofore amended (as so amended the "Existing Agreement"); and

    Whereas, the Company desires to amend and restate the Existing Agreement to, among other things, permit the withdrawal of NBD Bank as a Bank and the addition of The Northern Trust Company as a Bank and modify the Commitments (as hereinafter defined) of the Banks;

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

    "CD Rate" means for each Interest Period in respect of CD Rate Advances the rate of interest determined pursuant to the following formula:

        CD Rate =  Certificate of Deposit Rate
                   ---------------------------  +  Assessment Rate
                    1.00 - Reserve Percentage

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

    "Closing Date" means March 29, 1996.

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

    "Environmental Law" means the Comprehensive Environmental Response, Compensation, and Liability Act (42 U.S.C. Section 9601 et seq.) ("CERCLA"), the Hazardous Material Transportation Act (49 U.S.C. Section 1801 et seq.), the Resource Conservation and Recovery Act (42 U.S.C.
Section 6901 et seq.), the Federal Water Pollution Control Act (33 U.S.C.
Section 1251 et seq.), the Clean Air Act (42 U.S.C. Section 7401 et seq.), the Toxic Substances Control Act (15 U.S.C. Section 2601 et seq.) and the Occupational Safety and Health Act (29 U.S.C. Section 651 et seq.) ("OSHA"), as such laws have been or hereafter may be amended or supplemented, and any and all analogous future federal, or present or future state or local, statutes and the regulations promulgated pursuant thereto.

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

    "Existing Agreement" means the Credit Agreement dated as of December 30, 1994 as amended, among the Company, the Bank parties thereto, The First National Bank of Chicago, as Agent and Bank of America Illinois, as Co-Agent.

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

    (c) (i) for Eurodollar Advances, a period selected by the Company, commencing on the date of the relevant Borrowing and ending not less than seven (7) days or more than 180 days thereafter, and

           (ii) for Optional Currency Advances or LIBOR Loans, the period requested by the Company, commencing on the date of the relevant Borrowing and ending thirty (30), sixty (60), ninety (90) or one hundred eighty (180) days thereafter; provided, however, that:

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

    "Issuer" means, with respect to any Facility Letter of Credit, (i) any Bank which has issued a Facility Letter of Credit pursuant to the Letter of Credit Facility, and its successors and assigns, and (ii) solely with respect to the Existing Letter of Credit issued by it, NBD Bank and its successors and assigns.

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

    "Letter of Credit Request" is defined in Section 2.20(c).

    "LIBOR" means,

    (a) for each Interest Period in respect of Eurodollar Advances, the rate of interest determined by the Agent to be the arithmetic average of the rates reported to the Agent by each Reference Bank as the rate at which deposits in Dollars are offered by such Reference Bank to first-class banks in the London interbank market at approximately 11:00 a.m. (London time) two Banking Days prior to the first day of such Interest Period, in the approximate amount of such Reference Bank's relevant Eurodollar Advance and having a maturity approximately equal to such Interest Period. If any Reference Bank fails to provide such quotation to the Agent, the Agent shall determine LIBOR for purposes of this clause (a) on the basis of the quotations by the remaining Reference Bank(s); and

    (b) for each Interest Period in respect of LIBOR Loans or Optical Currency Advances, the rate of interest determined by the Agent to be the applicable London interbank offered rate for deposits in Dollars or the applicable Optional Currency appearing on the Bloomberg System Money Market Function (Page LR) as of 11:00 a.m. (London time) two Banking Days prior to the first day of such Interest Period and having a maturity equal to such Interest Period. If no London interbank offered rate of such maturity then appears on Bloomberg Page LR, the LIBOR for purposes of this clause (b) shall be equal to the London interbank offered rate for deposits in Dollars or the applicable Optional Currency having a maturity immediately before or immediately after the maturity of such Interest Period, whichever is higher, as determined by the Agent from Bloomberg Page LR.

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

    "Optional Currency" means Deutsche marks, Canadian dollars, Belgian francs or Australian dollars, which are freely transferable and convertible into Dollars and the deposits of which are traded in the London interbank market and which are disbursed by a Bank outside the Federal Republic of Germany, Canada, the Kingdom of Belgium or the Commonwealth of Australia, respectively.

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

    "Percentage Share" means, as to any Bank, at any time, the proportion of such Bank's Commitment (as it may be modified from time to time in connection with any assignment of the Commitment of such Bank in accordance with the terms hereof) to the Aggregate Commitment of all the Banks, expressed as such percentage.

    "Performance Guaranty" means that certain Performance Guaranty, dated as of December 22, 1995, executed and delivered by the Company in favor of its wholly-owned Subsidiary, Outboard Marine Receivables Corp., a Delaware corporation ("OMRC"), pursuant to which the Company guarantees certain performance obligations in connection with the sale of accounts receivable permitted under Section 6.04(h) by certain of its Subsidiaries to OMRC including, without limitation, customary indemnities, representations and warranties but excluding, as a general matter, collectibility of such accounts, as such Performance Guaranty may be amended, restated, supplemented or otherwise modified from time to time.

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

    "Reference Banks" means, collectively, First Chicago, Bank of America Illinois, and Royal Bank of Canada; and "Reference Bank" means any one of the Reference Banks.

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

    "Standard & Poor's" means Standard & Poor's Ratings Group, a division of McGraw Hill, Inc.

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

    (b) Minimum Amounts. Each Borrowing under this Section 2.01 shall be in a minimum amount of

           (i) Five Million Dollars ($5,000,000) in respect of Reference Rate Advances and in integral multiples of One Million Dollars ($1,000,000) in excess thereof, and

           (ii) Five Million Dollars ($5,000,000) in respect of Fixed Rate Advances or Optional Currency Advances, and in integral multiples of One Million Dollars ($1,000,000) in excess thereof for all Advances denominated in Dollars or the Equivalent Amount of the foregoing in an Optional Currency or an integral multiple of One Million Australian dollars, Canadian dollars, Belgian francs or Deutsche marks, as the case may be.

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

                               Reference   LIBOR     CD
                                 Rate      Rate     Rate
                               ---------   -----   -------
          Equal to or Better
          than BBB and Baa2          0%     .25%     .375%

          Equal to or Better
          than BBB- and Baa3         0%     .35%     .475%

          Equal to or Better
          than BB+ and Ba1           0%     .50%     .625%

          Equal to or Better
          than BB and Ba2            0%    .625%     .750%

          Lower than BB
          or Ba2                     0%   1.000%    1.125%

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

2.06. Notification of LIBOR for Eurodollar Advances. In the case of Eurodollar Advances, the Agent will notify each Bank of LIBOR promptly upon determination of such interest rate. Each Reference Bank agrees to furnish to the Agent timely information for the purpose of determining LIBOR with respect to Eurodollar Advances.

2.07.  Facility Fee.

    (a) For the period from December 22, 1995 to but excluding the Termination Date, the Company shall pay to the Agent for the account of the Banks a facility fee at a rate per annum equal to the percentage set forth below of the Aggregate Commitment for the lower of the most recently published final Standard & Poor's or Moody's rating of the Company's senior long-term unsecured public debt (without credit enhancement) in effect on the last day of the then ending fiscal quarter of the Company. The facility fee shall be due quarterly in arrears, and each payment shall be made within five (5) days following the end of each calendar quarter, and the last payment shall be due and paid on the Termination Date. The applicable rate shall be the rate set forth below:

    Equal to or    Equal to or     Equal to or   Equal to or
    Better than    Better than     Better than   Better than   Lower than
    BBB and Baa2   BBB- and Baa3   BB+ and Ba1   BB and Ba2    BB or Ba2
    ------------   -------------   -----------   -----------   ----------
        .15%           .20%           .25%          .25%         .375%

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

                                 Letter of
                                 Credit Fee
                                 ----------
           Equal to or Better
           than BBB and Baa2        .25%

           Equal to or Better
           than BBB- and Baa3       .35%

           Equal to or Better
           than BB+ and Ba1         .50%

           Equal to or Better
           than BB and Ba2         .625%

           Lower than BB or Ba2   1.000%

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


                            ARTICLE III

                       CONDITIONS PRECEDENT

3.01. Conditions Precedent to Closing Date. In addition to the requirements set forth in Section 3.02, the obligation of each Bank to make its first Advance or Bid Loan or the Issuer to issue any Facility Letter of Credit, as the case may be, under the Credit is subject to the condition precedent that on the Closing Date, the following shall have been delivered to the Agent, in form and substance satisfactory to the Agent and its counsel and copies in sufficient numbers for each Bank:

    (a) Confirmation Certificate. A certificate, certified by the Secretary or an Assistant Secretary of the Company, stating that each of the following items delivered in connection with the closing of the Existing Agreement has not been amended and is still in force and effect on the Closing Date:

           (i) The articles of incorporation of the Company.

           (ii) The by-laws of the Company.

           (iii) The resolution passed by the Board of Directors of the Company on July 16, 1992 authorizing the Borrowings provided for herein and the execution, delivery and performance of this Agreement, the Notes and any other instrument or agreement required hereunder.

    (b) Company's Incumbency Certificate. A certificate, signed by the Secretary or an Assistant Secretary of the Company and dated the Closing Date, as to the incumbency, and containing the specimen signature or signatures, of the Persons authorized to execute and deliver this Agreement, the Notes, and any other instrument or agreement required hereunder.

    (c) Agreement. A copy of this Agreement, duly executed by an authorized officer of the Company.

    (d) Notes. Committed Notes payable to the order of each Bank in the amount of such Bank's Commitment, dated the Closing Date and duly executed by an authorized officer of the Company.

    (e) No Default Certificate. A certificate, signed by the controller or chief financial officer of the Company, stating that on the Closing Date the representations and warranties contained in the Agreement are true and correct and that no Default or Event of Default has occurred and is continuing.

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

3.03. Termination of Existing Agreement. The parties hereto agree that the commitments under the Existing Agreement shall terminate in their entirety and the Existing Agreement shall be amended and restated by this Agreement simultaneously with and subject to the effectiveness of this Agreement and that, the Company shall simultaneously pay all other amounts due and outstanding thereunder to but excluding the Closing Date.

3.04. Status of NBD. Upon and as of the effectiveness of this Agreement, NBD Bank, N.A.) shall cease to be a "Bank" under this Agreement. Notwithstanding the foregoing, NBD shall continue to be an Issuer entitled to the benefit of this Agreement with respect to the Existing Letter of Credit issued by NBD Bank.

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

    (e) Except as identified in Schedule 4, to the actual knowledge of the Company after due inquiry (i) neither the Company nor any of its Subsidiaries has any underground storage tanks (x) that are not properly permitted or for which a permit has not been applied for under applicable Environmental Laws or (y) that are leaking or dispose of Hazardous Materials off-site and (ii) the Company and each of its Subsidiaries have substantially met all notification requirements under Title III of CERCLA and OSHA.


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

5.09. Interest Coverage Ratio. Maintain a ratio of (a) EBIT net of cash interest income (excluding interest income earned on dealer financing) to
(b) Interest Expense, net of cash interest income (excluding interest income earned on dealer financing), of not less than 2.00 to 1.00 as of the last day of each calendar quarter, commencing with the quarter ending
March 31, 1996. For purposes of calculating such ratio, the items required to be included in the calculation shall be measured on a consolidated basis for the twelve-month period (or such shorter period specified below) ending on the last day of such calendar quarter.

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

6.01. Capitalization Ratio. Permit its ratio of (i) Indebtedness for Borrowed Money for the Company and its Subsidiaries on a consolidated basis to (ii) Capitalization to exceed the ratio set forth below at any time during the calendar quarters as set forth below:

       Quarter                      Capitalization
       Ending:                          Ratio
       --------------------------   --------------
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

    (g) as permitted in Section 6.05; and

    (h) (1) sales of receivables by the Company or any Consolidated Subsidiary; and (2) sales of receivables by the Company or any

    Consolidated Subsidiary to any Person other than a Consolidated Subsidiary (i) in such amounts that at any one time the aggregate unpaid amount of accounts receivable so sold shall not exceed One Hundred Twenty-Five Million Dollars ($125,000,000); (ii) the consideration received by the applicable transferor for such sales of accounts receivable includes cash, cash equivalents and marketable securities in an amount not less than fifty percent (50%) of the consideration received by the applicable transferor for such sales of accounts receivable consists of promissory notes (whether subordinated or otherwise restricted in payment) against which the purchaser of such accounts receivable may offset the principal amount of uncollected accounts receivable and (iv) the amount of any recourse (other than customary representations and warranties made by the applicable transferor with respect to such receivables) to the applicable transferor established in connection with such sale of receivables does not exceed 10% of the face amount of the receivables sold.

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

    (e) Investments, Acquisitions and capital contributions (not otherwise specified in this Section 6.05) of up to $20,000,000 during the term of this Agreement, provided that such amount shall be increased by $10,000,000 for each fiscal year for which the Company meets or exceeds its Base Case for Earnings Before Taxes, as presented to the Banks party to the Existing Agreement on November 30, 1994.

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

OUTBOARD MARINE CORPORATION

By:     JAMES R. MAURICE
        ----------------
Title:  Vice President and Controller

        Address for Notices:
        --------------------
        100 Sea-Horse Drive
        Waukegan, Illinois 60085
        Attention: Robert J. Moerchen
        Telephone: (847) 689-5279
        Telex: 253891
        Answerback: OMCORP WAUK
        Rapifax:   (847) 689-6206


THE FIRST NATIONAL BANK OF CHICAGO               Commitment:   $ 44,000,000

By:     DEBORAH STEVENS
        ---------------
Title:  Authorized Agent

        Address for Notices:
        --------------------
        One First National Plaza
        Chicago, Illinois 60670
        Attention: Carlene Hicks
        Telephone: (312)732-6294
        Answerback: FNBCUI
        Telex: 4330253
        Rapifax:   (312) 732-4840

        With a copy to:
        ---------------
        The First National Bank of Chicago
        One First National Plaza
        Chicago, Illinois 60670
        Attention: Deborah E. Stevens
                   Vice President
        Telephone: (312) 732-2532
        Telex: 4330253
        Answerback: FNBCUI
        Rapifax:   (312) 732-4840

BANK OF AMERICA ILLINOIS                         Commitment:    $38,000,000

By:     MIKE HEALY
        ----------
Title:  Vice President

        Address for Notices:
        --------------------
        231 S. LaSalle Street
        Chicago, Illinois 60697
        Attention: Lewis B. Fisher
                   Vice President
        Telephone: (312) 828-3137
        Rapifax:   (312) 987-7384


ROYAL BANK OF CANADA                             Commitment:    $36,000,000

By:     KAREN T. HULL
        -------------
Title:  Manager, Corporate Banking

        Address for Notices:
        --------------------
        New York Branch
        Royal Bank of Canada
        Financial Square, 23rd Floor
        New York, NY 10005-3531
        Attention: Manager, Loans Administration
        Telephone: (212) 428-6311
        Telex: MCI62519
        Answerback: RBCNY
        Rapifax:   (212) 428-2372

        With a copy to:
        ---------------
        Royal Bank of Canada
        1 N. Franklin Street
        Suite 700
        Chicago, Illinois 60606
        Attention: Karen Hull
                   Manager, Corporate Banking
        Telephone: (312) 551-1617
        Rapifax:   (312) 551-0805


THE BANK OF NEW YORK                             Commitment:    $21,000,000

By:     SARAH POWELL-GOLDMAN
        --------------------
Title:  Manager, Corporate Banking

        Address for notices:
        --------------------
        One Wall Street - 19th Floor
        New York, NY  10286
        Attention: Ms. Sarah Powell-Goldman
                   Assistant Vice President
        Telephone: (212) 635-1119
        Rapifax:   (212) 635-1208

ABN AMRO BANK N.V.                               Commitment:    $17,000,000

By:     DAVID SAGERS
        ------------
Title:  David Sagers
        Vice President

By:     THOMAS M. TOERPE
        ----------------
Title:  Thomas M. Toerpe
        Vice President

        Address for notices:
        --------------------
        135 S. Lasalle Street, Suite 425
        Chicago, Illinois 60674-9135
        Attention: John William Stanger
                   Group Vice President
        Telephone: (312) 904-2671
        Rapifax:   (312) 606-8425


THE BANK OF NOVA SCOTIA                          Commitment:    $17,000,000


By:     F. C. H. ASHBY
        ----------------
Title:  F. C. H. Ashby
        Senior Manager, Loan Operations

        Address for Notices:
        --------------------
        The Bank of Nova Scotia
        600 Peachtree St., N.E. Suite 2700
        Atlanta, GA 30308
        Attention: Joe Legista
                   Loan Administrative Officer
        Telephone: (404) 877-1500
        Rapifax:   (404) 888-8998

        With a copy to:
        ---------------
        The Bank of Nova Scotia
        181 West Madison Avenue, Suite 3700
        Chicago, IL 60602
        Attention: John P. Malloy
                   Representative
        Telephone: (312) 201-4100
        Telex:
        Answerback:
        Rapifax:   (312) 201-4108

        The Bank of Nova Scotia
        Scotia Plaza
        44 King Street West
        Toronto, Ontario, Canada M5H 1H1
        Attention: Steve Lucken
                   Assistant General Manager

FIRSTAR BANK MILWAUKEE, N.A.                     Commitment:    $17,000,000

By:     F. R. DENGEL
        ------------
Title:  Vice President

        Address for Notices:
        --------------------
        777 East Wisconsin Avenue
        Milwaukee, Wisconsin 53202
        Attention: U.S. Banking Division
                   F. R. Dengel, Vice President
        Telephone: (414) 765-4144
        Telex: TRT 191178
        Answerback: FIRWIS MIL
        Rapifax:   (414) 765-5062


THE NORTHERN TRUST COMPANY                       Commitment:    $10,000,000

By:     MICHELLE M. TETEAK
        ------------------
Title:  Vice President

        Address for Notices:
        --------------------
        50 South Lasalle Street
        Chicago, Illinois 60675
        Attention: Chicago Division
        Telephone:(312) 444-3555
        Telex:
               --------------------
        Answerback:
        Rapifax:  (312) 444-3506


NBD BANK                                         Commitment:             $0

By:     JENNY GILPIN
        ------------
Title:  Vice President

        Address for Notices:
        611 Woodward Avenue
        Detroit, MI 48226
        Attention: Mr. Chris Chevannes
                   Detroit Capital Markets -- Revenue Bonds
        Telephone: (313) 225-3104
        Rapifax:   (312) 225-4533
                                                               ------------
                                                               $200,000,000
                                                               ============
                                   -122-

                                                                     EXHIBIT 11
                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       Computation of Per Share Earnings

                                                 Three Months Ended             Six Months Ended
                                                       Mar. 31                       Mar. 31
(In millions except amounts per share)           1996          1995            1996          1995
- --------------------------------------           ----          ----            ----          ----
Primary Earnings Per Share:
  Net Earnings (Loss)                         $   1.1       $  18.0         $ (11.3)      $  14.9
                                              ======================        ======================

  Weighted Average Number of Shares              20.1          20.0            20.1          20.0
  Common Stock Equivalents (Stock Options)         .1            .1               *            .1
                                              ----------------------        ----------------------
  Average Shares Outstanding                     20.2          20.1            20.1          20.1
                                              ======================        ======================
  Primary Earnings (Loss) Per Share           $   .05        $  .90         $  (.56)       $  .74
                                              ======================        ======================

Fully Diluted Earnings Per Share:
  Net Earnings (Loss)                         $   1.0       $  18.0         $ (11.3)      $  14.9
  Add: After-Tax Interest and Related
    Expense Amortization on 7%
    Convertible Subordinated Debentures            .9            .9             1.6           1.7
                                              ----------------------        ----------------------
  Net Earnings (Loss) Adjusted                $   1.9       $  18.9         $  (9.7)      $  16.6
                                              ======================        ======================

  Weighted Average Number of Shares              20.1          20.0            20.1          20.0
  Common Stock Equivalents (Stock Options)         .1            .1              .1            .1
  Weighted Average Common Shares Assuming
    Conversion of 7% Convertible
    Subordinated Debentures                       3.4           3.4             3.4           3.4
                                              ----------------------        ----------------------
  Average Shares Outstanding                     23.6          23.5            23.6          23.5
                                              ======================        ======================
  Fully Diluted Earnings (Loss) Per Share     $    **       $   .81         $    **       $   .71
                                              ======================        ======================

 * The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

 ** The computation of fully diluted earnings per share of common stock is antidilutive; therefore, the amount reported for primary and fully diluted earnings per share is the same.

                                                             EXHIBIT 19
To Our Shareholders:

The second quarter of fiscal 1996 was one in which our performance fell significantly below our expectations. We achieved net earnings of $1.1 million, or five cents per share (primary and fully diluted), on sales of $285.5 million for the quarter, compared with net earnings of $18 million, or 90 cents per share (81 cents, fully diluted), on sales of $318.8 million for last year's second quarter. Our U.S. sales declined 14.4 percent, while our sales outside the U.S. increased 1.3 percent.

Our U.S. sales declined in the second quarter because of a sharp drop in market demand for marine products, exacerbated by our higher field inventories of outboards. Additionally, the year-to-year sales comparison was made more difficult by the fact that last year's second quarter benefitted from as much as $15 million in sales from engine backorders carried into the period.

Sales in all of our U.S. product lines were down, with the exception of our Recreational Boat Group, which achieved a small sales gain. Our reduced sales performance was similar to the overall U.S. marine industry's performance in the quarter. Unusually cold weather early this spring may have negatively impacted industry sales. Some short-term softness in employment and consumer confidence in the quarter also may have played a role.

Our second quarter earnings this year were depressed by our lower sales and also by lower manufacturing efficiencies that resulted from reduced production schedules in our engine plants. We reduced our manufacturing schedules because of reduced market demand and our commitment to better manage our factory inventories. By comparison, last year's second quarter benefitted from higher manufacturing efficiencies due to increased production levels that resulted from the engine order backlog carried into the quarter. The lower manufacturing efficiencies in this year's second quarter accounted for the reduction in our gross margin to 21.5 percent from 26.9 percent in the second quarter last year.

Although we reduced our operating expense by 10.5 percent, or $6.4 million, in the past quarter, our operating earnings still declined to $6.8 million from $24.9 million, and our pre-tax earnings fell to $2.9 million from $20.3 million in the second quarter of 1995.

For the first six months of fiscal 1996, we incurred a net loss of $11.3 million, or 56 cents per share (primary and fully-diluted), on sales of $517.6 million compared with net earnings of $14.9 million, or 74 cents per share (71 cents, fully diluted), on sales of $561.4 million for the first half of 1995.

As you know, we also limited production in our first quarter to control factory inventories. That further contributed to the reduction in our gross margin to 19.5 percent in the first half of 1996, down from 24.4 percent in the first half of last year. Operating expense was reduced by more than 10 percent in the first half, as well; however, operating earnings fell to $500,000 from $26 million in the first half of 1995. On a pre-tax basis, we incurred a loss of $8.5 million for this year's first half compared with pre-tax earnings of $18 million for the first half last year.

Clearly, this isn't a level of performance we're satisfied with, and we're taking action to improve it. We've implemented immediate cost-cutting measures to improve our earnings performance for the balance of fiscal 1996. Additionally, we're taking a longer view to improving our earnings and returns.

Last fall, when we combined our U.S. Marine Power Products Group and our former International Group, we began a study of how we could achieve efficiencies and improve service to our customers through a strategic consolidation of the two units. That work is nearly complete, and we are beginning to implement our plans.

The first step is the re-engineering of our U.S. and Canadian sales and marketing operations into one streamlined, North American unit. We will gain the benefits of superior coordination and consistent brand positioning by unifying our marketing efforts for both countries. We'll also gain efficiencies by consolidating our back-room operations: functions like warehousing, order processing and warranty administration.

Our North American and European re-engineering effort will result in costs of $8 million to $12 million and annualized savings, beginning in fiscal 1997, of a like amount. We are studying similar initiatives in our markets around the globe.

We also have begun a study of our boat operations to determine how we can increase efficiencies by consolidating our boat groups and streamlining both manufacturing and support functions. The plan that grows out of that effort will be implemented in fiscal 1997. Additionally, we are conducting a study of our corporate staff organization to determine the most effective structure for the staff group and to reduce our corporate overhead cost. And, we are evaluating critical issues in the areas of sales, manufacturing and information systems with the aim of improving our sales margins, reducing our product costs and increasing our competitiveness.

We will establish our base operational costs at levels that will support the achievement of consistently higher returns on the assets invested in our business.

Not all of our activities, though, are focused on consolidation and cost cutting. In the third quarter, we'll begin to ship the first models of a new generation of outboards -- the FICHT Fuel Injection engines. The first model we'll introduce will be a 150-horsepower engine designed primarily for the high-volume, high-profit bass boat market. These engines incorporate a revolutionary computerized fuel injection technology that will be unique to our outboards. Supported by high quality manufacturing and effective marketing, we believe Ficht Fuel Injection can establish important product differentiation for our engines and boat packages.

We're also making progress on our visioning effort, which we will be reviewing with our employees and fine-tuning in the third quarter. This effort is helping us clarify our direction and our areas of opportunity.

We've obviously got a lot of work ahead of us, but we're also taking important steps to improve our operations and establish the foundation for stronger long-term returns.

On April 24, our board of directors declared a cash dividend of 10 cents per share, payable June 28, 1996, to shareholders of record June 14, 1996.

HARRY W. BOWMAN
- ---------------
Harry W. Bowman
Chairman, President and
Chief Executive Officer
April 25, 1996

                          OUTBOARD MARINE CORPORATION
                      Statements of Consolidated Earnings
                                  (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                           Mar. 31                     Mar. 31
(In millions except amounts per share)                1996         1995           1996         1995
- --------------------------------------                ----         ----           ----         ----
Net Sales                                          $ 285.5      $ 318.8        $ 517.6      $ 561.4

Cost of Goods Sold                                   224.2        233.0          416.9        424.4
                                                   ---------------------       ---------------------

Gross Earnings                                        61.3         85.8          100.7        137.0

Selling, General & Administrative Expenses            54.5         60.9          100.2        111.0
                                                   ---------------------       ---------------------

Earnings from Operations                               6.8         24.9             .5         26.0

Non-Operating Expense (Income)
     Interest                                          4.1          5.4            9.5         10.4
     Other, Net                                        (.2)         (.8)           (.5)        (2.4)
                                                   ---------------------       ---------------------
                                                       3.9          4.6            9.0          8.0
                                                   ---------------------       ---------------------
Earnings (Loss) Before Provision for Income Taxes      2.9         20.3           (8.5)        18.0

Provision for Income Taxes                             1.8          2.3            2.8          3.1
                                                   ---------------------       ---------------------

Net Earnings (Loss)                                $   1.1      $  18.0        $ (11.3)     $  14.9
                                                   =====================       =====================

Net Earnings (Loss) Per Share of Common Stock

      Primary                                      $   .05      $   .90        $  (.56)     $   .74
                                                   =====================       =====================

      Fully Diluted                                $   .05      $   .81        $  (.56)     $   .71
                                                   =====================       =====================

Dividends Paid Per Share                           $   .10      $   .10        $   .20      $   .20
                                                   =====================       =====================

Average Shares of Common Stock and Common
Stock Equivalents Outstanding                         20.2        20.1            20.1        20.1


                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                    -------------------
                                    Mar. 31     Mar. 31       Sept. 30    Sept. 30
(In millions)                        1996        1995           1995        1994
- -------------                        ----        ----           ----        ----
Assets
- ------
Current Assets
  Cash & Cash Equivalents         $  35.1     $  37.1        $  58.3     $  80.3
  Receivables                       168.1       211.0          200.9       150.5
  Inventories
    Finished Product                 92.1        90.5           69.9        58.7
    Raw Material, Work In
     Process & Service Parts        125.5       143.9          124.2       105.0
                                  ---------------------      --------------------
       Total Inventories            217.6       234.4          194.1       163.7
Other Current Assets                 49.6        37.2           48.9        35.3
                                  ---------------------      ---------------------
Total Current Assets                470.4       519.7          502.2       429.8

Product Tooling, Net                 53.0        52.4           52.0        48.3
Intangibles                          39.4        31.5           40.6        32.1
Other Assets                         90.7        95.4           87.9        89.8
Plant & Equipment                   567.2       548.0          558.9       535.6
Accumulated Depreciation           (343.4)     (326.5)        (334.6)     (318.5)
                                  ---------------------      ---------------------
  Plant & Equipment, Net            223.8       221.5          224.3       217.1
                                  ---------------------      ---------------------
Total Assets                      $ 877.3     $ 920.5        $ 907.0     $ 817.1
                                  =====================      =====================



Liabilities and Shareholders' Investment
- ----------------------------------------
Current Liabilities
  Notes Payable                   $     -     $  90.0        $     -     $     -
  Accounts Payable                   86.7       101.7           99.6       102.9
  Accrued and Other                 144.0       132.3          149.2       130.7
                                  ---------------------      ---------------------
Total Current Liabilities           230.7       324.0          248.8       233.6

Long-Term Debt                      177.5       177.3          177.4       178.2
Postretirement Benefits Other
 Than Pensions                      101.0       100.8          102.6       102.3
Other Non-Current Liabilities       126.6        96.1          122.4        94.0

Shareholders' Investment
  Common Stock & Capital Surplus    113.8       110.9          111.6       109.3
  Retained Earnings                 134.4       117.2          149.7       106.3
  Cumulative Translation
   Adjustments                       (6.7)       (5.8)          (5.5)       (6.6)
                                  ---------------------      ---------------------
Total Shareholders' Investment      241.5       222.3          255.8       209.0
                                  ---------------------      ---------------------
Total Liabilities and
  Shareholders' Investment        $ 877.3     $ 920.5        $ 907.0     $ 817.1
                                  =====================      =====================

Shares of Common Stock
  Outstanding                        20.1        20.0           20.0        20.0


                                                                 EXHIBIT 99

             "SAFE HARBOR" STATEMENT UNDER PRIVATE SECURITIES
                       LITIGATION REFORM ACT OF 1995

    Information provided by the company from time to time may contain certain "forward-looking" information, as that term is defined by: (i) the Private Securities Litigation Reform Act of 1995 (the "Act") and in (ii) releases made by the Securities Exchange Commission ("SEC"). These cautionary statements are being made pursuant to the provisions of the Act and with the intent of obtaining the benefits of the "Safe Harbor" provisions of the Act. The company cautions investors that any forward-looking statements made by the company are not guarantees of future performance and that actual results may differ materially from those in the forward-looking statements as a result of various factors, including but not limited to the following:

    - The company's performance should be expected to be affected by the strength of the retail economy, primarily in the United States, but also in other international markets. Weakness in consumer confidence and rising interest rates should be expected to adversely impact the company's future financial results.

    - Sales of a significant portion of the company's products can be negatively impacted by abnormal weather conditions during different seasons and quarters of the year.

    - The Company competes with numerous well established manufacturers and distributors in its product lines. The Company's financial results may be negatively impacted by failure of new or existing products to be favorably received by retailers and consumers due to price, availability, features, other product choices or the necessity of promotions to increase sales of the company's products.

    - Underutilization of the company's facilities may occur as a result of failure to meet anticipated sales volumes. Such underutilization, which results in excess capacity costs, may significantly affect the company's operating results. Any material inability of the company to utilize excess factory capacity efficiently, either through increased production or reduction in capacity, should be expected to adversely affect future financial results.

    - The company manufactures most of its products, although it sources some products from third parties. The company's ability to realize operating profits is dependent upon its ability to timely manufacture, source and deliver products which may be sold for a profit. Labor difficulties, delays in delivery or pricing of raw materials or sourced products, scheduling and transportation difficulties, management dislocations and delays in development and manufacture of new products can negatively affect operating profits.

    - The company is currently analyzing opportunities for reducing costs and improving efficiencies and service on a worldwide basis. The timing, cost and impact of any strategies which are implemented could affect future financial results.