Form 10-Q
period 1996-06-30
OUTBOARD MARINE CORP
filed 1996-08-02
CIK 75149

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996.

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

Number of shares of Common Stock of $0.15 par value outstanding at July 31, 1996 were 20,151,694 shares (not including 129,716 treasury shares).

Exhibit Index Page 13.
                                    -1-

                        OUTBOARD MARINE CORPORATION
                                 FORM 10-Q
                              PART I, ITEM 1
                           FINANCIAL INFORMATION

                           FINANCIAL STATEMENTS
                               June 30, 1996


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
                                  (Unaudited)

                                                     Three Months Ended           Nine Months Ended
                                                           June 30                     June 30
(In millions except amounts per share)                1996         1995           1996         1995
- --------------------------------------                ----         ----           ----         ----
Net Sales                                          $ 291.0      $ 329.6        $ 808.6      $ 891.0

Cost of Goods Sold                                   243.3        246.5          660.2        670.9
                                                   ---------------------       ---------------------

Gross Earnings                                        47.7         83.1          148.4        220.1

Selling, General & Administrative Expenses            51.5         51.8          151.7        162.8
                                                   ---------------------       ---------------------

Earnings (Loss) from Operations                       (3.8)        31.3           (3.3)        57.3

Non-Operating Expense (Income)
     Interest                                          4.8          6.8           14.3         17.2
     Other, Net                                       (3.2)        (7.3)          (3.7)        (9.7)
                                                   ---------------------       ---------------------
                                                       1.6          (.5)          10.6          7.5
                                                   ---------------------       ---------------------
Earnings (Loss) Before Provision for Income Taxes     (5.4)        31.8          (13.9)        49.8

Provision for Income Taxes                            (1.8)         3.8            1.0          6.9
                                                   ---------------------       ---------------------

Net Earnings (Loss)                                $  (3.6)     $  28.0        $ (14.9)     $  42.9
                                                   =====================       =====================

Net Earnings (Loss) Per Share of Common Stock

      Primary                                      $  (.18)     $  1.39        $  (.74)     $  2.13
                                                   =====================       =====================

      Fully Diluted                                $  (.18)     $  1.22        $  (.74)     $  1.93
                                                   =====================       =====================

Dividends Paid Per Share                           $   .10      $   .10        $   .30      $   .30
                                                   =====================       =====================

Average Shares of Common Stock and Common
Stock Equivalents Outstanding:                        20.1         20.1           20.1         20.1

The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                    -------------------
                                    June 30     June 30       Sept. 30
(In Millions)                        1996        1995           1995*
- -------------                        ----        ----           ----
Assets
- ------
Current Assets
  Cash & Cash Equivalents         $  44.8     $  48.9        $  58.3
  Receivables                       159.8       181.9          200.9
  Inventories
    Finished Products                87.0        98.7           69.9
    Raw Material, Work In
     Process & Service Parts        111.2       136.7          124.2
                                  ---------------------      ---------
       Total Inventories            198.2       235.4          194.1
  Other Current Assets               51.0        38.2           48.9
                                  ---------------------      ---------
Total Current Assets                453.8       504.4          502.2

Product Tooling, Net                 54.5        53.2           52.0
Intangibles                          39.0        31.3           40.6
Other Assets                         94.8        97.0           87.9
Plant & Equipment                   566.0       558.7          558.9
Accumulated Depreciation           (344.8)     (332.7)        (334.6)
                                  ---------------------      ---------
  Plant & Equipment, Net            221.2       226.0          224.3
                                  ---------------------      ---------
Total Assets                      $ 863.3     $ 911.9        $ 907.0
                                  =====================      =========



Liabilities and Shareholders' Investment
- ----------------------------------------
Current Liabilities
  Notes Payable                   $     -     $  75.0        $     -
  Accounts Payable                   64.2        77.5           99.6
  Accrued and Other                 158.1       134.9          149.2
                                  ---------------------      ---------
Total Current Liabilities           222.3       287.4          248.8

Long-Term Debt                      177.5       177.3          177.4
Postretirement Benefits Other
 Than Pensions                      101.2       100.8          102.6
Other Non-Current Liabilities       127.5        97.4          122.4

Shareholders' Investment
  Common Stock & Capital Surplus    114.2       111.3          111.6
  Retained Earnings                 128.8       143.2          149.7
  Cumulative Translation
   Adjustments                       (8.2)       (5.5)          (5.5)
                                  ---------------------      ---------
Total Shareholders' Investment      234.8       249.0          255.8
                                  ---------------------      ---------
Total Liabilities and
  Shareholders' Investment        $ 863.3     $ 911.9        $ 907.0
                                  =====================      =========

Shares of Common Stock
  Outstanding                        20.1        20.0           20.0

The accompanying notes are an integral part of these statements.

* Condensed from audited financial statements.

                          OUTBOARD MARINE CORPORATION
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                               Nine Months Ended
                                                                    June 30
(In millions)                                                  1996        1995
- -------------                                                  ----        ----
Cash Flows from Operating Activities
 Net earnings (loss)                                        $ (14.9)     $ 42.9
 Adjustments to reconcile net earnings to net cash
  provided by operations:
   Depreciation and amortization                               38.8        33.4
   Changes in current accounts excluding the
    effects of noncash transactions:
     Decrease (Increase) in receivables                        39.8       (32.4)
     (Increase) in inventories                                 (5.1)      (66.4)
     (Increase) in other current assets                        (2.4)       (2.4)
     (Decrease) in accounts payable and accrued liabilities   (25.7)      (23.1)
   Other, net                                                   (.1)       (6.6)
                                                             -------------------
        Net cash provided by (used for) operating activities   30.4       (54.6)


Cash Flows from Investing Activities
 Expenditures for plant and equipment, and tooling            (40.0)      (48.5)
 Proceeds from sale of plant and equipment                       .5         4.5
 Other, net                                                       -        (3.0)
                                                             -------------------

        Net cash used for investing activities                (39.5)      (47.0)

Cash Flows from Financing Activities
 Net increase in short-term debt                                  -        75.0
 Cash dividends paid                                           (6.1)       (6.0)
 Other, net                                                     2.6         1.0
                                                             -------------------

        Net cash provided by (used for) financing activities   (3.5)       70.0


Exchange Rate Effect on Cash                                    (.9)         .2
                                                             -------------------
Net Decrease in Cash and Cash Equivalents                     (13.5)      (31.4)

Cash and Cash Equivalents at Beginning of Period               58.3        80.3
                                                             -------------------

Cash and Cash Equivalents at End of Period                   $ 44.8      $ 48.9
                                                             ===================

Supplemental Cash Flow Disclosures
 Interest paid                                               $ 12.7      $ 14.8
 Income taxes paid                                              8.0         1.6


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


2.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE
- -------------------------------------------------
The company's Second Amended and Restated Revolving Credit Agreement, as amended, provides for loans of up to $200 million and terminates December 31, 1998.

In December 1995, the company entered into receivables sales agreements, as amended and expiring June 30, 1997, whereby the company agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). In order to maintain the balance in the designated pool of Receivables sold, the company is obligated to sell undivided percentage interests in new Receivables as existing Receivables are collected.

The company retains a residual interest in the Receivables sold, thus receivables in the accompanying Condensed Statement of Consolidated Financial Position at June 30, 1996 are only reduced by the net outstanding proceeds from the sales. At June 30, 1996, the company had net outstanding proceeds of $8 million and may receive up to $47 million of additional proceeds on a revolving basis. The company has retained substantially the same credit risk as if the Receivables had not been sold. The costs associated with the receivables sales agreements are included in non-operating expense - other, net in the Statements of Consolidated Earnings for the three and nine months ended June 30, 1996.

Under both the revolving credit agreement, as amended, and the receivable sales agreements, as amended, the company is required to meet certain financial covenants throughout the year. The company is in compliance with these financial covenants.


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

Once the company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the company's experience, most accurately reflects the company's liability based on the information currently available. The company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the company's knowledge of their ability to pay.

As a general rule, the company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the company does accrue for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At June 30, 1996, the company has accrued approximately $11 million for costs related to remediation at contaminated sites including continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

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

                         OUTBOARD MARINE CORPORATION

                                  FORM 10-Q
                               PART I, ITEM 2
                            FINANCIAL INFORMATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                June 30, 1996


RESULTS OF OPERATIONS
- ---------------------
    The company's performance in the third quarter of fiscal 1996 was disappointing. It reported a net loss of $3.6 million, or 18 cents per share (primary and fully diluted), on sales of $291 million for the quarter. This compared to net earnings of $28 million, or $1.39 per share ($1.22, fully diluted) on sales of $329.6 million for the same period last year.

    The sales decline and corresponding earnings decline were the result of several factors. First, contrary to the company's expectations coming into the 1996 model year, retail sales slowed significantly during the winter and spring. This left the company's dealers with higher inventories than anticipated, since they had purchased heavily from July to September last year in anticipation of continued retail strength. With little room in dealers' showrooms for additional product, the company reduced production in order to better balance shipments and inventories in the field. The lower volumes through the plants resulted in manufacturing inefficiencies that negatively impacted performance.

    Second, the company was unable to reduce costs fast enough in the short term to offset the reduced volumes. And, facing very competitive pricing programs in the market place, it was unable to realize adequate margins.

    The nine month performance showed the same trends. The company recorded a net loss of $14.9 million on sales of $808.6 million for the first nine months of the fiscal year, as compared to net income of $42.9 million on sales of $891 million for the same period last year. Both the quarter and the nine months were negatively impacted by charges of $11.9 million for an international restructuring program which began last fall, and which is expected to achieve annual savings of approximately the same amount beginning in fiscal 1997.

    Operating earnings for the quarter were $8.1 million before the charges compared to $31.3 million for the same period last year. For the nine months ended June 30, 1996, operating earnings were $8.6 million before the international restructuring charges compared to $57.3 million for the prior year's nine months. The company incurred a pre-tax loss for the quarter of $5.4 million versus pre-tax earnings of $31.8 million for the same quarter last year. For the nine months, it had a loss before tax of $13.9 million compared to earnings before tax of $49.8 million for the first nine months of fiscal 1995.

    The provision (credit) for income taxes for the three and nine months ended June 30, 1996 and 1995 resulted from expected taxes payable or benefits relating to certain international subsidiaries.

    It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the company's business.

FINANCIAL CONDITION
- -------------------
    Due to the seasonal nature of the company's business it is more appropriate to compare the June 30, 1996 Condensed Statement of Financial Position with June 30, 1995. The company's ratio of current assets to current liabilities was 2.0 at June 30, 1996 compared to 1.8 at June 30, 1995.
Current assets of $453.8 million at June 30, 1996 decreased $50.6 million as compared to current assets of $504.4 million at June 30, 1995. Due primarily to lower sales, receivables were $14.1 million lower after adding back $8.0 million at June 30, 1996 sold through a receivables sales agreement (see Note 2 of Notes to Consolidated Financial Statements). Inventories decreased $37.2 million to $198.2 million at June 30, 1996 as compared to $235.4 million at June 30, 1995 due primarily to reduced production in engine plants to bring inventories more in line with sales. Other current assets increased $12.8 million due primarily to deferred income tax benefits.

    Other assets decreased $2.2 million due primarily to redemption of the company's investment in I.J. Holdings, Inc. offset by increases in deferred income tax benefits and increased pension assets.

    Current liabilities decreased by $65.1 million to $222.3 million as of June 30, 1996 compared to $287.4 million at June 30, 1995. Notes payable decreased $75.0 million at June 30, 1996 resulting in no outstanding notes payable at that date. The $13.3 million decrease in accounts payable resulted primarily from decreased manufacturing activity.

    Accrued liabilities increased $23.2 million due primarily to increased participation levels in dealer programs and increased warranty accruals. Other non-current liabilities increased $30.1 million due primarily to an increase in tax liabilities.

    The company's total debt to total capitalization at June 30, 1996 was 43 percent compared to 50 percent at June 30, 1995.

    The company believes it has available sufficient internal and external financial resources to invest in low emission engines and to continue making long term investments for future growth through the next few years.


TRENDS AND FORWARD-LOOKING DATA
- -------------------------------
    Last year was a strong growth year for the industry, and the company's sales and earnings showed improvement that was encouraging. It is now clear that those results also masked fundamental issues that the company faces in improving financial performance: costs that are too high and insufficiently variable; and an inability to maximize profit margins throughout the business cycle. As a result, it must reengineer its business to reduce costs and make them as variable as possible. The company has begun that process, and it will involve every aspect of the company. Simultaneously, the company is addressing the complexity of marine industry market pricing and its impact on its margins. Going forward, all of the short- and long-term business plans will be keyed on maximizing profitability throughout the business cycle.

    In that context, the company believes it has strengthened its management team to achieve its plans. Last month Clark Vitulli joined the company as senior vice president and president of the OMC Boat Group, a new business unit comprised of our recreational, fishing and aluminum boat businesses. He has a wealth of experience in the automotive and related industries, particularly in product development and brand building, dealer relations, and improving profitability. He strengthened the team with Peter VanLancker, Boston Whaler's award-winning chief of design for the past seven years, who will become vice president of product design and engineering for all OMC boats.

    Also, Carlisle (Cardy) Davis has accepted the position of senior vice president of operations for the Marine Power Products Group. He will be responsible for manufacturing, research and engineering for MPPG on a global basis, as well as quality, logistics, and procurement for all of OMC. Since joining the company last year as vice president of quality assurance, he has been instrumental in the development and implementation of the People Driven Quality (pdq) program, OMC's quality management system.

    Finally, the new FICHT Fuel Injection ("FFI") technology is ready, and it's exciting. Boating editors from around the world recently previewed the new 150-horsepower V-6 outboard, featuring FFI, at the company's test facility in Stuart, Florida. Early indications are that the editors were very impressed, and the company expects to see positive publicity on the new engine and the technology during the next several months.

    In summary, the company faces enormous challenges, and it is already taking steps to meet those challenges. The initiatives it will undertake in the coming weeks and months will provide the basis for a fundamental improvement in performance in 1997. The goal is a company that each employee is proud to work for, and each shareholder is proud to own.

    Some of the information contained herein may be forward looking in nature. You are encouraged to review the risk factors associated therewith contained in Exhibit 99 to the company's Form 10-Q for the quarter ended March 31, 1996.

                        OUTBOARD MARINE CORPORATION
                                 FORM 10-Q
                        PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits reference is made to the Exhibit Index on Page 13.

    (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended June 30, 1996.


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


                        OUTBOARD MARINE CORPORATION


      Signature                      Title                       Date
_________________________    ___________________________    ________________

By: /s/: JAMES R. MAURICE    Vice President & Controller     August 2, 1996
_________________________    ___________________________    ________________

         James R. Maurice

                        OUTBOARD MARINE CORPORATION
                               EXHIBIT INDEX


Exhibit 3:  Articles of Incorporation and By-Laws:

        (A) With respect to the Registrant's Certificate of Incorporation, reference is made to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1984; to
            Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1987 and to Exhibit 4 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1988, all of which are incorporated herein by reference.

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

        (B) With respect to rights of holders of the Registrant's 9-1/8% Sinking Fund Debentures due 2017, reference is made to Exhibit 4(A) in the Registrant's Registration Statement Number 33-12759 filed on March 20, 1987, which is incorporated herein by reference.

        (C) With respect to rights of holders of Registrant's 7% Convertible Subordinated Debentures due 2002, reference is made to Registrant's Registration Statement Number 33-47354 filed on April 28, 1992, which is incorporated herein by reference.

        (D) With respect to the Rights Agreement dated April 24, 1996, to be effective June 23, 1996, reference is made to Exhibit 4(E) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated by reference.


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

        (D) With respect to the OMC 1994 Long-Term Incentive Plan, reference is made to Exhibit C to Outboard Marine Corporation's Notice of Annual Meeting and Proxy Statement prepared in connection with the January 20, 1994 Annual Meeting of Shareholders, which is incorporated herein by reference.

        (E) With respect to Severance Agreements for all elected officers of the Registrant (except Harry W. Bowman), reference is made to
            Exhibit 10(E) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1988, which is incorporated herein by reference.

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

        (H) With respect to the Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference. With respect to the Amendment No. One to the Second Amended and Restated Revolving Credit Agreement , a copy is attached hereto as Exhibit 10(H).

        (I) With respect to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, which is incorporated herein by reference. With respect to the Amendment No. 1 and Waiver and the Amendment No. 2 and Waiver to the Registrant's Receivables Purchase Agreement dated as of December 22, 1996, a copy is attached hereto as Exhibit 10(I).


Exhibit 11: Statements regarding computation of per share earnings:

            A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 19: Report furnished to security holders:

            A copy of the Registrant's Shareholders Report for the fiscal quarter ended June 30, 1996, is attached hereto as Exhibit 19.


Exhibit 27: Financial data schedules:

            This information is filed only in the electronic filing.

                                                          Exhibit 10(H)

        AMENDMENT NO. ONE TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT

    This Amendment No. One (the "Amendment") is dated as of July 10, 1996 among Outboard Marine Corporation (the "Company"), the undersigned Banks, The First National Bank of Chicago, as agent for the Banks (the "Agent") and Bank of America Illinois as co-agent for the Banks (the "Co-Agent").

                            W I T N E S S E T H :

    WHEREAS, the Company, the Banks, the Agent and the Co-Agent are parties to that certain Second Amended and Restated Credit Agreement dated as of March 29, 1996 (the "Agreement"); and

    WHEREAS, the Company, the undersigned Banks, the Agent and the Co-Agent desire to amend the Agreement in certain respects as more fully described hereinafter;

    NOW, THEREFORE, in consideration of the premises herein contained, and for other good and valuable consideration, the receipt of which is acknowledged, the parties hereto agree as follows:

    1. Defined Terms. Capitalized terms used herein and not otherwise defined shall have their meanings as attributed to such terms in the Agreement.

    2.  Amendments to the Agreement.

    2.1. The definition of EBIT contained in Article I of the Agreement is amended in its entirety to read as follows:

          '"EBIT" means for any period of determination in respect of the Company and its Consolidated Subsidiaries the sum of (a) their Net Income before deduction of taxes, (b) their Interest Expense, (c) any extraordinary losses, (d) amortization of goodwill and intangibles associated with any Acquisition plus (e) any restructuring charges up to an aggregate amount of $60,000,000 from March 31, 1996 through the Termination Date, minus any extraordinary gains, all calculated on a consolidated basis."

    2.2. Section 5.09 of the Agreement is amended to read in its entirety as follows:

          "5.09. Interest Coverage Ratio. Maintain, as at the end of each calendar quarter, a ratio of (a) EBIT net of cash interest income (excluding interest income earned on dealer financing) to (b) Interest Expense, net of cash interest income (excluding interest income earned on dealer financing), of not less than the ratio set forth below opposite such calendar quarter:

                  Quarter Ending         Ratio
                  ------------------   ---------
                  June 1996            1.25 to 1
                  September 1996       1.25 to 1
                  December 1996        1.25 to 1
                  March 1997           1.50 to 1
                  June 1997 and each   2.00 to 1
                  calendar quarter
                  thereafter

    For purposes of calculating such ratio, the items required to be included in the calculation shall be measured on a consolidated basis for the twelve-month period ending on the last day of such calendar quarter.

    3. Representations and Warranties. In order to induce the Agent, the Co-Agent and the undersigned Banks to enter into this Amendment the Company represents and warrants that:

    3.1. The representations and warranties set forth in Article IV of the Agreement, as hereby amended, are true, correct and complete on the date hereof as if made on and as of the date hereof and that there exists no Default or Event of Default on the date hereof.

    3.2. The execution and delivery by the Company of this Amendment have been duly authorized by proper corporate proceedings of the Company and this Amendment, and the Agreement, as amended by this Amendment, constitute the valid and binding obligations of the Company.

    3.3. Neither the execution and delivery by the Company of this Amendment, nor the consummation of the transactions herein contemplated, nor compliance with the provisions hereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Company or the Company's articles of incorporation or by-laws or the provisions of any indenture, instrument or agreement to which the Company is a party or is subject, or by which it or its property, is bound, or conflict with or constitute a default thereunder.

    4. Effective Date. This Amendment shall become effective as of the date above first written upon receipt by the Agent of (i) counterparts of this Amendment duly executed by the Company and the Majority Banks and (ii) such other documents as the Agent or any Bank may request.

    5. Ratification. The Agreement, as amended hereby, is hereby ratified, approved and confirmed in all respects.

    6. Reference to Agreement. From and after the effective date hereof, each reference in the Agreement to "this Agreement", "hereof", or "hereunder" or words of like import, and all references to the Agreement in any and all agreements, instruments, documents, notes, certificates and other writings of every kind and nature shall be deemed to mean the Agreement, as amended by this Amendment.

    7. Costs and Expenses. The Company agrees to pay all costs, fees, and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Agent, which attorneys may be employees of the Agent) incurred by the Agent in connection with the preparation, execution and enforcement of this Amendment.

    8. CHOICE OF LAW. THIS AMENDMENT SHALL BE CONSTRUED IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF CONFLICTS) OF THE STATE OF ILLINOIS.

    9. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and all of which taken together shall constitute one and the same agreement.

    IN WITNESS WHEREOF, the Company, the undersigned Banks, the Agent and the Co-Agent have executed this Amendment as of the date first above written.

                                   OUTBOARD MARINE CORPORATION

                                   By:    GEORGE L. SCHUEPPERT
                                          --------------------
                                          George L. Schueppert
                                   Title: Executive Vice President,
                                          Chief Financial Officer


                                   THE FIRST NATIONAL BANK OF CHICAGO,
                                   individually as a Bank and as Agent

                                   By:    DEBORAH E. STEVENS
                                          ------------------
                                          Deborah E. Stevens
                                   Title: Authorized Agent


                                   BANK OF AMERICA ILLINOIS,
                                   individually and as Co-Agent

                                   By:    MIKE HEALY
                                          ----------
                                          Mike Healy
                                   Title: Vice President


                                   ROYAL BANK OF CANADA

                                   By:    KAREN T. HULL
                                          -------------
                                          Karen T. Hull
                                   Title: Manager, Corporate Banking


                                   THE BANK OF NEW YORK

                                   By:    R. WES TOWNS
                                          ------------
                                          R. Wes Towns
                                   Title: Vice President


                                    ABN AMRO BANK N.V.

                                   By:    DAVID C. SAGERS
                                          ---------------
                                          David C. Sagers
                                   Title: Vice President

                                   By:    THOMAS M. TOERPE
                                          ----------------
                                          Thomas M. Toerpe
                                   Title: Vice President


                                   THE BANK OF NOVA SCOTIA

                                   By:    F. C. H. ASHBY
                                          --------------
                                          F. C. H. Ashby
                                   Title: Senior Manager Loan Operations

                                   FIRSTAR BANK MILWAUKEE, N.A.

                                   By:    F. R. DENGEL
                                          ------------
                                          F. R. Dengel
                                   Title: Vice President


                                   THE NORTHERN TRUST COMPANY

                                   By:    JAMES F. T. MONHART
                                          -------------------
                                          James F. T. Monhart
                                   Title: Vice President

                                                          Exhibit 10(I)

                         AMENDMENT NO. 1 and WAIVER
                         Dated as of March 31, 1996
                                     to
                       RECEIVABLES PURCHASE AGREEMENT
                        dated as of December 22, 1995


    THIS AMENDMENT NO. 1 AND WAIVER (this "Amendment") dated as of March 31, 1996 is entered into among Outboard Marine Receivables Corp., a Delaware corporation (the "Seller"), Preferred Receivables Funding Corporation ("PREFCO"), as the sole Purchaser, and The First National Bank of Chicago ("FNBC"), both in its individual capacity as the sole Investor and as Agent.

    PRELIMINARY STATEMENT. The Seller, PREFCO and FNBC, both in its individual capacity as the sole Investor and as Agent, have entered into a Receivables Purchase Agreement dated as of December 22, 1995 (the "Purchase Agreement", capitalized terms defined in the Purchase Agreement being used herein as defined in the Purchase Agreement unless otherwise defined herein). The Seller has requested that PREFCO and FNBC, individually and as Agent, amend the Purchase Agreement, waive certain Servicer Defaults thereunder and consent to the Seller's waiver of a certain default by an Originator under its respective Transfer Agreement, each as hereinafter set forth. PREFCO and FNBC, individually and as Agent, have agreed, on the terms and conditions stated below, to grant the request of the Seller.

SECTION 1. Amendment to the Purchase Agreement. Section 1.10(b) of the Purchase Agreement is, effective the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, amended to delete clause (i) contained therein in its entirety and to substitute the following new clause (i) therefor:

    "(I) the aggregate payment obligations of the Originators arising during the period of 12 consecutive months then most recently ended for the repurchase of inventory sold to any Person under or in connection with any Floor Plan Program shall exceed an amount equal to 10% of the average Outstanding Balance of all Receivables that are financed under any Floor Plan Program during the three months then most recently ended; or"

SECTION 2. Waiver. Each of PREFCO and FNBC, individually and as Agent, effective the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, hereby:

    (a) waives the Seller's failure to comply with clause (ii) of Section 1.10(b) as of the date hereof;

    (b) waives the Seller's failure to comply with clause (iv) of Section 3.1(j) of the Purchase Agreement at all times prior to the date hereof; and

    (c) in accordance with Section 5.2(f) of the Purchase Agreement, consents to the Seller's waiver, in the form attached hereto as Exhibit A, in respect of the failure of Recreational Boat Group Limited Partnership, a Delaware limited partnership ("RBG"), to comply with the provisions of
    Section 2.1(i)(iv) of the Transfer Agreement to which RBG is a party.

SECTION 3. Conditions Precedent. This Amendment shall become effective and be deemed effective as of the date hereof upon receipt by the Agent of:

    (a) counterparts of this Amendment executed by the Seller, PREFCO and FNBC, individually and as the Agent; and

    (b) an acknowledgment to this Amendment executed by OMC.

SECTION 4.  Covenants, Representations and Warranties of the Seller.

    4.1 Upon the effectiveness of this Amendment, the Seller hereby reaffirms all covenants, representations and warranties made in the Purchase Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

    4.2 The Seller hereby represents and warrants that (i) this Amendment constitutes a legal, valid and binding obligation of the Seller, enforceable against it in accordance with its terms and (ii) upon the effectiveness of this Amendment, no Servicer Default or Potential Servicer Default shall exist.

SECTION 5.  Reference to and Effect on the Purchase Agreement.

    5.1 Upon the effectiveness of this Amendment, each reference in the Purchase Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Purchase Agreement as amended hereby, and each reference to the Purchase Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Purchase Agreement shall mean and be a reference to the Purchase Agreement as amended hereby.

    5.2 Except as specifically amended above, the Purchase Agreement and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

    5.3 The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of PREFCO or FNBC, whether individually or as Agent, under the Purchase Agreement or any other document, instrument or agreement executed in connection therewith, nor constitute a waiver of any provision contained therein, except as specifically set forth herein.

SECTION 6. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

SECTION 7. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois.

SECTION 8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.


                                         OUTBOARD MARINE RECEIVABLES CORP.

                                         By:    GORDON G. REPP
                                                --------------
                                                Gordon G. Repp
                                         Title: Vice President and Assistant
                                                Secretary

                                         THE FIRST NATIONAL BANK OF CHICAGO,
                                         as Agent and as the sole Investor

                                         By:    WANDA M. HARRISON
                                                -----------------
                                                Wanda M. Harrison
                                         Title: Authorized Agent


                                         PREFERRED RECEIVABLES FUNDING
                                         CORPORATION

                                         By:    WANDA M. HARRISON
                                                -----------------
                                                Wanda M. Harrison
                                         Title: Authorized Signor



                               ACKNOWLEDGMENT
                                     of
                        AMENDMENT NO. 1 and WAIVER to
                       RECEIVABLES PURCHASE AGREEMENT

    Outboard Marine Corporation, a Delaware corporation, hereby consents to the agreements of the Seller, PREFCO and FNBC, individually and as Agent, contained in, and contemplated by, the foregoing Amendment No. 1 and Waiver to Receivables Purchase Agreement, including, without limitation, the Seller's waiver with respect to the Transfer Agreement to which RBG is a party, and reaffirms all of its obligations under the Performance Guaranty executed by it in connection with the Transfer Agreements, which Performance Guaranty shall remain in full force and effect, before and after giving effect to the amendments and waivers described hereinabove, and such Performance Guaranty is hereby ratified and confirmed.


                                         OUTBOARD MARINE CORPORATION

                                         By:    HOWARD MALOVANY
                                                ---------------
                                                Howard Malovany
                                         Title: Vice President and Secretary

                                  Exhibit A
                                     to
                        Amendment No. 1 and Waiver to
                       Receivables Purchase Agreement

                                Form of Waiver

                                    [Date]

Recreational Boat Group Limited Partnership
100 Sea-Horse Drive
Waukegan, Illinois  60085-2195
Attention:  Treasurer

                   Re:     Receivables Purchase Agreement

Gentlemen:

    Reference is hereby made to that certain Receivables Purchase Agreement (the "Transfer Agreement") dated as of December 22, 1995 between Recreational Boat Group Limited Partnership, as Originator, and Outboard Marine Receivables Corp., as Buyer. Capitalized terms used in this letter agreement which are not otherwise defined herein shall have the meanings given to such terms in the Transfer Agreement.

    The Buyer hereby waives the Originator's failure to comply with clause
(iv) of Section 2.1(i) of the Transfer Agreement at all times prior to the date hereof.

    Except as otherwise expressly provided herein, this letter agreement shall not operate as a waiver of any right, power, or remedy of the undersigned under the Transfer Agreement or any of the other Transaction Documents; and the Transfer Agreement and other Transaction Documents executed and/or delivered in connection therewith shall remain in full force and effect.

    This letter agreement may be executed in any number of counterparts by the parties hereto and all of said counterparts taken together shall be deemed to constitute one and the same instrument. This letter agreement shall be governed and construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois.

                                         Very truly yours,

                                         OUTBOARD MARINE RECEIVABLES CORP.


                                         By:
                                                --------------

                                         Title:


                                         Acknowledged and accepted
                                         this ___th day of __________, ____

                                         RECREATIONAL BOAT GROUP LIMITED
                                         PARTNERSHIP

                                         By: OMC RECREATIONAL BOAT
                                             GROUP, INC.,
                                             its sole general partner


                                         By:
                                                --------------

                                         Title:

                         AMENDMENT NO. 2 and WAIVER
                          Dated as of July 19, 1996
                                     to
                       RECEIVABLES PURCHASE AGREEMENT
                        Dated as of December 22, 1995


    THIS AMENDMENT NO. 2 and WAIVER (this "Amendment") dated as of July 19, 1996 is entered into among Outboard Marine Receivables Corp., a Delaware corporation (the "Seller"), Preferred Receivables Funding Corporation ("PREFCO"), as the sole Purchaser, and The First National Bank of Chicago ("FNBC"), both in its individual capacity as the sole Investor and as Agent.

    PRELIMINARY STATEMENT. The Seller, PREFCO and FNBC, both in its individual capacity as the sole Investor and as Agent, have entered into a Receivables Purchase Agreement dated as of December 22, 1995, as amended by Amendment No. 1 and Waiver dated as of March 31, 1996 (the "Purchase Agreement", capitalized terms defined in the Purchase Agreement being used herein as defined in the Purchase Agreement unless otherwise defined herein). The Seller has requested that PREFCO and FNBC, individually and as Agent, amend the Purchase Agreement and waive certain Servicer Defaults, in each case as hereinafter set forth. PREFCO and FNBC, individually and as Agent, have agreed, on the terms and conditions stated below, to grant the request of the Seller.

SECTION 1. Amendment to the Purchase Agreement. The Purchase Agreement is, effective the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, amended as follows:

    1.1. Section 1.10(b) of the Purchase Agreement is hereby amended to delete the phrase "2.50 to 1.00 as of the last day of each calendar quarter," where it appears in clause (ii) thereof and to substitute the following therefor:

    "the ratio set forth below at the end of the calendar quarter ending on the corresponding date set forth below:

                  Period Ending           Minimum Ration

                  June 30, 1996            1.50 to 1.00
                  September 30, 1996       1.50 to 1.00
                  December 31, 1996        1.50 to 1.00
                  March 31, 1997           1.75 to 1.00
                  June 30, 1997 and each   2.25 to 1.00
                   calendar quarter ended
                   thereafter"

    1.2. Section 1.10(b) of the Purchase Agreement is hereby further amended to delete the term "Floor Plan Receivable" where it appears therein and to substitute the defined term "Floor Plan Financed Receivable" therefor.

    1.3. Section 1.10 of the Purchase Agreement is hereby further amended to insert the following as clause (c) thereunder, immediately following clause (b) thereof:

    "(c) If at any time the Revolver Available Amount shall be less than the Outstanding Balance of Floor Plan Financed Receivables on any date, then Floor Plan Financed Receivables in an amount equal to the amount by which the Outstanding Balance of Floor Plan Financed Receivables exceeds the Revolver Available Amount shall be deemed not to constitute Eligible Receivables for purposes of this Agreement and the Receivable Interests shall be recomputed. If the aggregate Receivable Interests of the Purchasers, after giving effect to such recomputation, shall exceed 100%, all Purchases and Reinvestments shall cease and a Liquidation Day shall be deemed to have occurred. Thereafter, until such time as the aggregate Receivable Interests of the Purchasers shall be less than or equal to 100%, the settlement procedures set forth in Section 1.7 shall apply."

    1.4. Exhibit I to the Purchase Agreement is hereby amended to delete the term "Floor Plan Receivable" where it appears in clause (xx) of the definition of "Eligible Receivable" and to substitute the defined term "Floor Plan Financed Receivable" therefor.

    1.5. Exhibit I to the Purchase Agreement is hereby further amended to delete the date "December 20, 1996" where it appears in the definition of "Facility Termination Date" contained therein, and to substitute the date "June 30, 1997" therefor.

    1.6. Exhibit I to the Purchase Agreement is hereby further amended to insert the following definitions in appropriate alphabetical order therein:

    "OMC Credit Agreement" means that certain Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996 among OMC, certain financial institutions party thereto as "Banks", First Chicago, as agent for the Banks and Bank of America Illinois, as co-agent for the Banks, as the same may be amended, restated, supplemented or otherwise modified from time to time."

    "Revolver Available Amount" means, on any date, the maximum amount available for borrowing by OMC under the OMC Credit Agreement."

SECTION 2. Waiver. Each of PREFCO and FNBC, individually and as Agent, effective the date hereof and subject to the satisfaction of the conditions precedent set forth in Section 3 hereof, hereby waives the Seller's failure to comply with clause (ii) of Section 1.10(b) as of last day of the calendar quarter ended June 30, 1996.

SECTION 3. Conditions Precedent. This Amendment shall become effective and be deemed effective as of the date hereof upon receipt by the Agent of counterparts of this Amendment executed by the Seller, PREFCO and FNBC, individually and as the Agent.

SECTION 4.  Covenants, Representations and Warranties of the Seller.

    4.1 Upon the effectiveness of this Amendment, the Seller hereby reaffirms all covenants, representations and warranties made in the Purchase Agreement to the extent the same are not amended hereby and agrees that all such covenants, representations and warranties shall be deemed to have been remade as of the effective date of this Amendment.

    4.2 The Seller hereby represents and warrants that (i) this Amendment constitutes a legal, valid and binding obligation of the Seller, enforceable against it in accordance with its terms and (ii) upon the effectiveness of this Amendment, no Servicer Default or Potential Servicer Default shall exist.

SECTION 5.  Reference to and Effect on the Purchase Agreement.

    5.1 Upon the effectiveness of this Amendment, each reference in the Purchase Agreement to "this Agreement", "hereunder", "hereof", "herein", or words of like import shall mean and be a reference to the Purchase Agreement as amended hereby, and each reference to the Purchase Agreement in any other document, instrument or agreement executed and/or delivered in connection with the Purchase Agreement shall mean and be a reference to the Purchase Agreement as amended hereby.

    5.2 Except as specifically amended above, the Purchase Agreement and all other documents, instruments and agreements executed and/or delivered in connection therewith shall remain in full force and effect and are hereby ratified and confirmed.

    5.3 The execution, delivery and effectiveness of this Amendment shall not operate as a waiver of any right, power or remedy of PREFCO or FNBC, whether individually or as Agent, under the Purchase Agreement or any other document, instrument or agreement executed in connection therewith, nor constitute a waiver of any provision contained therein, except as specifically set forth herein.

SECTION 6. Execution in Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered shall be deemed to be an original and all of which taken together shall constitute but one and the same instrument.

SECTION 7. Governing Law. This Amendment shall be governed by and construed in accordance with the internal laws (and not the law of conflicts) of the State of Illinois.

SECTION 8. Headings. Section headings in this Amendment are included herein for convenience of reference only and shall not constitute a part of this Amendment for any other purpose.

    IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed by their respective officers thereunto duly authorized as of the date first above written.

                                         OUTBOARD MARINE RECEIVABLES CORP.

                                         By:    CHRISTOPHER R. SACHS
                                                --------------------
                                                Christopher R. Sachs
                                         Title: Vice President


                                         THE FIRST NATIONAL BANK OF CHICAGO,
                                         as Agent and as the sole Investor

                                         By:    WANDA M. HARRISON
                                                -----------------
                                                Wanda M. Harrison
                                         Title: Vice President


                                         PREFERRED RECEIVABLES FUNDING
                                         CORPORATION

                                         By:    WANDA M. HARRISON
                                                -----------------
                                                Wanda M. Harrison
                                         Title: Authorized Signatory

                                                                     EXHIBIT 11
                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       Computation of Per Share Earnings

                                                 Three Months Ended            Nine Months Ended
                                                       June 30                       June 30
(In millions except amounts per share)           1996          1995            1996          1995
- --------------------------------------           ----          ----            ----          ----
Primary Earnings Per Share:
  Net Earnings (Loss)                         $  (3.6)      $  28.0         $ (14.9)      $  42.9
                                              ======================        ======================

  Weighted Average Number of Shares              20.1          20.0            20.1          20.0
  Common Stock Equivalents (Stock Options)          *            .1               *            .1
                                              ----------------------        ----------------------
  Average Shares Outstanding                     20.1          20.1            20.1          20.1
                                              ======================        ======================
  Primary Earnings (Loss) Per Share           $  (.18)       $ 1.39         $  (.74)       $ 2.13
                                              ======================        ======================

Fully Diluted Earnings Per Share:
  Net Earnings (Loss)                         $  (3.6)      $  28.0         $ (14.9)      $  42.9
  Add: After-Tax Interest and Related
    Expense Amortization on 7%
    Convertible Subordinated Debentures            .8            .8             2.5           2.5
                                              ----------------------        ----------------------
  Net Earnings (Loss) Adjusted                $  (2.8)      $  28.8         $ (12.4)      $  45.4
                                              ======================        ======================

  Weighted Average Number of Shares              20.1          20.0            20.1          20.0
  Common Stock Equivalents (Stock Options)         .1            .1              .1            .1
  Weighted Average Common Shares Assuming
    Conversion of 7% Convertible
    Subordinated Debentures                       3.4           3.4             3.4           3.4
                                              ----------------------        ----------------------
  Average Shares Outstanding                     23.6          23.5            23.6          23.5
                                              ======================        ======================
  Fully Diluted Earnings (Loss) Per Share     $    **       $  1.22         $    **       $  1.93
                                              ======================        ======================

 * The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

 ** The computation of fully diluted earnings per share of common stock is antidilutive; therefore, the amount reported for primary and fully diluted earnings per share is the same.

                                                             EXHIBIT 19


To Our Shareholders:

Our performance in the third quarter of fiscal 1996 was very disappointing.
We reported a net loss of $3.6 million, or 18 cents per share (primary and diluted), on sales of $291 million for the quarter. That compared to net earnings of $28 million, or $1.39 per share ($1.22, fully diluted) on sales of $329.6 million for the same period last year.

The sales decline and corresponding earnings decline were the result of several factors. First, contrary to our expectations coming into the 1996 model year, retail sales slowed significantly during the winter and spring. This left our dealers with higher inventories than anticipated, since they had purchased heavily from July to September last year in anticipation of continued retail strength. With little room in dealers' showrooms for additional product, we reduced production in order to better balance our shipments and inventories in the field. The lower volumes through our plants resulted in manufacturing inefficiencies that negatively impacted our performance.

Second, we were unable to reduce our costs fast enough in the short-term to offset the reduced volumes. And, facing very competitive pricing programs in the market place, we were unable to realize adequate margins.

Our nine month performance showed the same trends. We recorded a net loss of $14.9 million on sales of $808.6 million for the first nine months of the fiscal year, as compared to net income of $42.9 million on sales of $891 million for the same period last year. Both the quarter and the nine months were negatively impacted by charges of $11.9 million for our international restructuring program, which began last year, and which we expect will achieve annual savings of approximately the same amount beginning in fiscal 1997.

Operating earnings for the quarter were $8.1 million before the charges, compared to $31.3 million for the same period last year. For the nine months ended June 30, operating earnings were $8.6 million before the international charges, compared to $57.3 million for the prior year's nine months. We incurred a pre-tax loss for the quarter of $5.4 million, versus pre-tax earnings of $31.8 million for the same quarter last year. For the nine months, we had a loss before tax of $13.9 million, compared to earnings before tax of $49.8 million for the first nine months of fiscal 1995.

This performance is obviously not acceptable to me or anyone associated with OMC. But improving our performance requires understanding the fundamental reasons it occurred, then focusing our efforts on the changes that must take place.

Last year was a strong growth year for the industry, and our sales and earnings showed improvement that was encouraging. It is now clear that those results also masked fundamental issues that OMC faces in improving its financial performance: costs that are too high and insufficiently variable; and an inability to maximize profit margins throughout the business cycle. As a result, we must reengineer our businesses to reduce our costs and make them as variable as possible. We have begun that process, and it will involve every aspect of our company. Simultaneously, we are addressing the complexity of marine industry market pricing and its impact on our margins. Going forward, all of our short- and long-term business plans will be keyed on maximizing profitability throughout the business cycle.

There is some good news to share, however. Last month Clark Vitulli joined us as senior vice president and president of the OMC Boat Group, a new business unit comprised of our recreational, fishing and aluminum boat businesses. Clark has a wealth of experience in the automotive and related industries, particularly in product development and brand building, dealer relations, and improving profitability. This week, Clark strengthened his team with Peter VanLancker, Boston Whaler's award-winning chief of design for the past 7 years, who will become vice president of product design and engineering for all OMC boats.

Also, Carlisle (Cardy) Davis has accepted the position of senior vice president of operations for our Marine Power Products Group. He will be responsible for manufacturing, research and engineering for MPPG on a global basis, as well as quality, logistics, and procurement for all of OMC. Since joining us last year as vice president of quality assurance, Cardy has been instrumental in the development and implementation of our People Driven Quality (pdq) program, OMC's quality management system.

Finally, our new FICHT Fuel Injection technology is ready, and it's exciting. Boating editors from around the world recently previewed the new 150-horsepower V-6 outboard, featuring FFI, at our test facility in Stuart, Florida. Early indications are that the editors were very impressed, and we expect to see positive publicity on the new engine and the technology during the next several months.

In summary, we know we face enormous challenges, and we are already taking steps to meet those challenges. I expect the initiatives we will undertake in the coming weeks and months will provide the basis for a fundamental improvement in our performance in fiscal 1997. Our goal is a company that each employee is proud to work for, and each shareholder is proud to own.


                                                HARRY W. BOWMAN
                                                ---------------
                                                Harry W. Bowman
                                                Chairman, President and
                                                Chief Executive Officer

                                                July 18, 1996

                          OUTBOARD MARINE CORPORATION
                      Statements of Consolidated Earnings
                                  (Unaudited)

                                                     Three Months Ended           Nine Months Ended
                                                           June 30                     June 30
(In millions except amounts per share)                1996         1995           1996         1995
- --------------------------------------                ----         ----           ----         ----
Net Sales                                          $ 291.0      $ 329.6        $ 808.6      $ 891.0

Cost of Goods Sold                                   243.3        246.5          660.2        670.9
                                                   ---------------------       ---------------------

Gross Earnings                                        47.7         83.1          148.4        220.1

Selling, General & Administrative Expenses            51.5         51.8          151.7        162.8
                                                   ---------------------       ---------------------

Earnings (Loss) from Operations                       (3.8)        31.3           (3.3)        57.3

Non-Operating Expense (Income)
     Interest                                          4.8          6.8           14.3         17.2
     Other, Net                                       (3.2)        (7.3)          (3.7)        (9.7)
                                                   ---------------------       ---------------------
                                                       1.6          (.5)          10.6          7.5
                                                   ---------------------       ---------------------
Earnings (Loss) Before Provision for Income Taxes     (5.4)        31.8          (13.9)        49.8

Provision for Income Taxes                            (1.8)         3.8            1.0          6.9
                                                   ---------------------       ---------------------

Net Earnings (Loss)                                $  (3.6)     $  28.0        $ (14.9)     $  42.9
                                                   =====================       =====================

Net Earnings (Loss) Per Share of Common Stock

      Primary                                      $  (.18)     $  1.39        $  (.74)     $  2.13
                                                   =====================       =====================

      Fully Diluted                                $  (.18)     $  1.22        $  (.74)     $  1.93
                                                   =====================       =====================

Dividends Paid Per Share                           $   .10      $   .10        $   .30      $   .30
                                                   =====================       =====================

Average Shares of Common Stock and Common
Stock Equivalents Outstanding:                        20.1         20.1           20.1         20.1


                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                    -------------------
                                    June 30     June 30       Sept. 30
(In Millions)                        1996        1995           1995
- -------------                        ----        ----           ----
Assets
- ------
Current Assets
  Cash & Cash Equivalents         $  44.8     $  48.9        $  58.3
  Receivables                       159.8       181.9          200.9
  Inventories
    Finished Products                87.0        98.7           69.9
    Raw Material, Work In
     Process & Service Parts        111.2       136.7          124.2
                                  ---------------------      ---------
       Total Inventories            198.2       235.4          194.1
Other Current Assets                 51.0        38.2           48.9
                                  ---------------------      ---------
Total Current Assets                453.8       504.4          502.2

Product Tooling, Net                 54.5        53.2           52.0
Intangibles                          39.0        31.3           40.6
Other Assets                         94.8        97.0           87.9
Plant & Equipment                   566.0       558.7          558.9
Accumulated Depreciation           (344.8)     (332.7)        (334.6)
                                  ---------------------      ---------
  Plant & Equipment, Net            221.2       226.0          224.3
                                  ---------------------      ---------
Total Assets                      $ 863.3     $ 911.9        $ 907.0
                                  =====================      =========



Liabilities and Shareholders' Investment
- ----------------------------------------
Current Liabilities
  Notes Payable                   $     -     $  75.0        $     -
  Accounts Payable                   64.2        77.5           99.6
  Accrued and Other                 158.1       134.9          149.2
                                  ---------------------      ---------
Total Current Liabilities           222.3       287.4          248.8

Long-Term Debt                      177.5       177.3          177.4
Postretirement Benefits Other
 Than Pensions                      101.2       100.8          102.6
Other Non-Current Liabilities       127.5        97.4          122.4

Shareholders' Investment
  Common Stock & Capital Surplus    114.2       111.3          111.6
  Retained Earnings                 128.8       143.2          149.7
  Cumulative Translation
   Adjustments                       (8.2)       (5.5)          (5.5)
                                  ---------------------      ---------
Total Shareholders' Investment      234.8       249.0          255.8
                                  ---------------------      ---------
Total Liabilities and
  Shareholders' Investment        $ 863.3     $ 911.9        $ 907.0
                                  =====================      =========

Shares of Common Stock
  Outstanding                        20.1        20.0           20.0
