Form 10-K
period 1996-09-30
OUTBOARD MARINE CORP
filed 1996-12-13
CIK 75149

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

 (Mark One)
 (X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended September 30, 1996

                                       or

 ( ) Transition report pursuant to section 13 or 15(d) of the Securities
     Exchange Act of 1934

 Commission file number 1-2883

                           OUTBOARD MARINE CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                36-1589715
    ------------------------------                  ----------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)
    100 Sea Horse Drive
    Waukegan, Illinois                                60085
    ------------------------------                    -----
 (Address of principal executive offices)           (Zip Code)

 Registrant's telephone number, including area code: (847) 689-6200

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
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( )

 The aggregate market value of voting stock held by non-affiliates at November 19, 1996 was $333,520,138.

 Number of shares of Common Stock of $0.15 par value outstanding at November 19, 1996 were 20,165,574 shares (not including 129,716 treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
 1. Portions of Outboard Marine Corporation's Annual Report to Shareholders for the year ended September 30, 1996 are incorporated by reference into Parts I and II of this Form 10-K.

 2. Portions of Outboard Marine Corporation's Notice of Annual Meeting and Proxy Statement prepared in connection with the January 16, 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

                       PART IV
                       -------

    14                 Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K
                       Signatures
                       Exhibit Index

                                    PART I
                                    ------

 ITEM 1.   BUSINESS
 ------------------
    Outboard Marine Corporation (the "Company" or "OMC"), which was incorporated in 1936, is engaged principally in the manufacturing and marketing of marine engines, boats and marine parts and accessories principally for recreational use. Its major products are as follows:

          Evinrude Outboard
          Johnson Outboard
          Johnson/Evinrude Parts & Accessories
          OMC TurboJet Drive Systems
          Chris-Craft Boats
          Four Winns Boats
          Grumman Boats
          Haines Hunter Boats
          Hydra-Sports Boats
          Javelin Boats
          Lowe Boats
          Princecraft Boats
          Quest Boats
          Roughneck All-Welded Boats
          Sea Nymph Boats
          Seaswirl Boats
          Springbok Boats
          Stacer Boats
          Stratos Boats
          Sunbird Boats
          Suncruiser Pontoon Boats

    The Company operates in a single industry segment. Sales to unaffiliated customers include the following principal products:

                                       Year Ended September 30
                                   1996           1995           1994
                                   ----           ----           ----
                                            (In Millions)

        Engine Products       $   637.5      $   690.8      $   574.3
        Boats and Packages        484.0          538.4          504.1
                              ---------      ---------      ---------
                              $ 1,121.5      $ 1,229.2      $ 1,078.4
                              =========      =========      =========

    Information by geographic area for the three years ended September 30, 1996 is presented under the heading "Geographic Business Data" which is Note 15 in the 1996 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.


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

    OMC's principal competition in the United States outboard industry is from Brunswick Corporation and Yamaha Motor Co., Ltd. The outboard motors produced by these companies together with several other Japanese producers are also the principal competing outboards in the international market. There are many manufacturers of boats which compete with OMC, the largest of which in the United States are Brunswick Corporation, Genmar Industries, Inc., and Tracker Marine, L.P.

    OMC, AB Volvo Penta and Volvo Penta of the Americas, Inc., are partners in a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems. Additional information is presented under the heading "Joint Venture and Investments" which is Note 2 in the 1996 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

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

    Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels during the second and third fiscal quarters and decline thereafter as the Company's products enter their peak selling seasons. To reduce the impact of seasonality, OMC offers various types of extended credit terms or financed floor planning to qualified customers who buy the Company's products. Working capital requirements during the off-season are in part financed by short-term borrowing and sales of accounts receivables. See information presented under the heading "Short-Term Borrowings and Accounts Receivable Sales Agreements" which is
    Note 7 in the 1996 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

    OMC considers its patent portfolio, including those acquired in the FICHT transaction with FICHT GmbH, to be of considerable value even though no single patent or license is deemed to be material. In OMC's opinion, Chris-Craft, Evinrude, FFI, FICHT, Four Winns, Grumman, Haines Hunter, Hydra-Sports, Javelin, Johnson, Lowe, OMC, OMC Cobra, OMC King Cobra, Princecraft, Quest, Roughneck, Sea Horse, Sea Nymph, Seaswirl, Springbok, Stacer, Stratos and Suncruiser trademarks are of considerable value and are important to the conduct of its business. Chris-Craft is a registered trademark owned by Chris-Craft Industries, Inc. and is licensed to OMC. Grumman is a registered trademark owned by Grumman Corporation and is licensed to OMC.

    The Company purchases many different raw materials from various sources. The Company believes its sources of supply are adequate.

    In the fiscal years ended September 30, 1996, 1995, and 1994, OMC spent $41.8 million, $41.6 million, and $36.5 million, respectively, on research and development activities relating to the development of new products and improvement of existing products. All of this work was OMC sponsored.

    The U.S. Environmental Protection Agency (EPA) has adopted regulations governing emissions from marine engines. As adopted, the rule will phase in over nine years, beginning in model year 1998 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3 percent per year beginning with the 1998 model year. In 1994, the Company announced Project LEAP, a $100 million project to develop new low emission technologies and to convert its entire outboard product line to low emission products within the next decade. These technologies will add cost to the product in the short-term. However, this situation is not seen as a major deterrent to sales since value will be added to the product at the same time and the entire industry is faced with developing solutions to the same regulatory requirements. The Company believes this situation will not have a material impact on future results of operations or the financial condition of the Company.

    In 1996, the Company introduced the new Johnson and Evinrude 150-horsepower engines with FICHT fuel injection technology. With the FFI system, these engines meet the EPA emissions standards set for 2006. These engines offer boaters smooth, quiet operation, 35 percent better fuel economy, reduced hydrocarbon emissions by up to 80 percent, and virtually no smoke on start-up, without sacrificing the performance, lighter weight and smaller size of a two-stroke engine.

    The Company estimates that it will spend approximately $6 million and $4 million, respectively, during the 1997 and 1998 fiscal years for environmental control facilities. Litigation involving the Company and the United States Environmental Protection Agency and other agencies is covered under the heading "Commitments and Contingent Liabilities" which is Note 17 in the 1996 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.

    As of September 30, 1996, approximately 8,300 people were employed by OMC and its subsidiaries.


 ITEM 2.   PROPERTIES
 --------------------
    Plants located in Waukegan, Illinois; Delavan and Milwaukee, Wisconsin; and Burnsville, Spruce Pine and Andrews, North Carolina, assemble and/or manufacture parts for outboard motors, each plant specializing in selected manufacturing processes. Outboard motors are assembled in Calhoun, Georgia. The Beloit, Wisconsin facility is engaged in the worldwide distribution of service parts and accessories. Boats are manufactured in Cadillac, Michigan; Lebanon, Missouri; Murfreesboro and Old Hickory, Tennessee; Columbia, South Carolina; Culver, Oregon; Syracuse, Indiana; and Sarasota, Florida.

    The Company's plants in Juarez, Chihuahua, Mexico; Dongguan, China; Hong Kong; and Manaus, Brazil all assemble outboard motors or components or engage in fabrication. Boats are also manufactured or assembled in Altona, Victoria, Australia; Yatala, Queensland, Australia; and Princeville, Quebec, Canada.

    The following properties are for sale: Goshen, Indiana; Manawa, Wisconsin; Peterborough, Ontario, Canada; Swansboro and Rutherfordton, North Carolina. Also for sale is a distribution warehouse in Waukegan, Illinois. All of the Company's manufacturing facilities are Company owned, except the Company's Dongguan, China; Hong Kong; and Manaus, Brazil plants. The Hong Kong facility is located on property leased until 2047. The Dongguan facility lease expires in 1999. The Manaus facility lease expires in 1997. OMC believes that all of its manufacturing facilities are in a sound and modern operating condition and are suitable and adequate for their purposes. The Company also leases various warehouse and office space.


 ITEM 3.   LEGAL PROCEEDINGS
 ---------------------------
    A description of certain legal proceedings is presented under the heading "Commitments and Contingent Liabilities" which is Note 17 in the 1996 Annual Report to Shareholders, which Note is incorporated herein by reference and included as part of Exhibit 13.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 -------------------------------------------------------------
    During the fourth quarter of the 1996 fiscal year, there were no matters submitted to a vote of security holders.

                    EXECUTIVE OFFICERS OF THE REGISTRANT
                    ------------------------------------
                                                                    Number of
                                                                    Years as
                                                                    Executive
      Name               Age           Position                      Officer
  --------------------   ---    -------------------------------    ------------

  Harry W. Bowman        53     Chairman of the Board,
                                President and Chief Executive
                                Officer                                 1

  George L. Schueppert   58     Executive Vice President and
                                Chief Financial Officer            Less than 1

  Carlisle R. Davis      61     Senior Vice President,
                                Operations for the Marine Power
                                Products Group                     Less than 1

  David R. Lumley        42     Senior Vice President, Sales &
                                Marketing for the Marine Power
                                Products Group                          2

  Richard H. Medland     54     Senior Vice President & Chief
                                Administrative Officer                  5

  Clark J. Vitulli       50     Senior Vice President and
                                President, OMC Boat Group          Less than 1

  D. Jeffrey Baddeley    58     Vice President, Secretary
                                and General Counsel                     6

  Miles E. Dean          55     Vice President and Controller      Less than 1

  John D. Flaig          49     Vice President, Product
                                Integrity                               4

  Edgar M. Frandle       56     Vice President, Information
                                Systems & Technology and
                                Chief Information Officer          Less than 1

  Thomas G. Goodman      43     Treasurer                          Less than 1

  Robert J. Moerchen     53     Assistant Treasurer                     7

  Robert S. Romano       41     Assistant Secretary and
                                Assistant General Counsel          Less than 1

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

 George L. Schueppert,
 --------------------
 who was elected Executive Vice President and Chief Financial Officer in 1996, had previously been employed with CBI Industries, Inc., from 1987 to 1995 as Executive Vice President-Finance and served as a Director.

 Carlisle R. Davis,
 -----------------
 who was appointed Vice President in 1995 and was elected Senior Vice President, Operations for the Marine Power Products Group in 1996, had previously been employed with General Motors from 1958 to 1995, most recently as Program Manager - Midsize Car Division from 1992 to 1995 and Platform Manager - "A" Cars and Corvette from 1988 to 1992.

 David R. Lumley,
 ---------------
 who was elected Vice President in 1994 and Senior Vice President, Marketing and Sales for the Marine Power Products Group in 1996, and had previously been employed as Vice President, Sales and Marketing - Golf Division, for Wilson Sporting Goods Company from 1990 to 1994.

 Richard H. Medland,
 ------------------
 who was elected Vice President in 1991 and Senior Vice President and Chief Administrative Officer in 1996, had previously been employed as Vice President, Human Resources of the Tenneco Automotive Division of Tenneco, Inc.

 Clark J. Vitulli,
 ----------------
 who was elected Senior Vice President and President, OMC Boat Group in 1996, had previously been employed with Mark III Industries, Inc. from 1993 to 1995 as President and CEO and prior to that with Mazda Motor of America, Inc. from 1989 to 1993 as Senior Vice President and Chief Operating Officer

 D. Jeffrey Baddeley
 -------------------
 was elected Secretary and Associate General Counsel in 1990, General Counsel in 1993, Vice President and General Counsel in 1994, and Vice President, Secretary and General Counsel in 1996.

 Miles E. Dean,
 -------------
 who was appointed Vice President & Controller in 1996, had previously been a Peace Corps privatization consultant to state owned companies and business valuation instructor in Poland from 1990-1992 and following that was self employed from 1992-1996. From 1985 to 1990 he was Vice President - Division Director, Industry Analysis for Continental Bank.

 John D. Flaig,
 -------------
 who was elected Vice President, Product Integrity in 1996, had been employed by OMC as Vice President in various engineering, research and manufacturing capacities for OMC's Marine Power Products Group since 1992, and had previously been employed by OMC in various executive capacities for at least one year prior thereto.

 Edgar M. Frandle,
 ----------------
 who was appointed Vice President in 1996, had previously been employed with AmeriData Technologies from 1993 to 1996 as the Chief Information Officer/Vice President of Information Systems and prior to that with DataCard Corporation from 1987 to 1993 as Vice President, MIS.

 Thomas G. Goodman,
 -----------------
 who was elected Treasurer in 1996, had previously been employed by OMC as Director, Financial Planning since 1993, and had previously been employed by OMC in various executive capacities for at least two years prior thereto.

 Robert J. Moerchen
 -------------------
 was appointed Assistant Treasurer in 1989.

 Robert S. Romano,
 ----------------
 who was appointed Assistant Secretary in 1996 and Assistant General Counsel in 1994, had previously been employed by OMC as Senior Counsel since 1993, and had previously been employed by OMC in various capacities for at least two years prior thereto.


                                PART II.
                                --------

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS
 -----------------------------------------------------------
     There were 4,505 record holders of common stock of OMC at September 30, 1996.

     The principle market for the Company's common stock is the New York Stock Exchange and the Chicago Stock Exchange.

     Other material required by this item is presented under the heading "Quarterly Information (Unaudited)" which is Note 16 in the 1996 Annual Report to Shareholders, which Note is incorporated herein by reference and is included as part of Exhibit 13.

 ITEM 6.  SELECTED FINANCIAL DATA
 --------------------------------
     The following summary represents the results of operations (without including changes in accounting principles in 1993) for the five years ended September 30, 1996.


 Years Ended September 30     1996       1995       1994       1993       1992
                           ---------  ---------  ---------  ---------  ---------
                                   (In millions except amounts per share)

 Net sales                 $1,121.5   $1,229.2   $1,078.4   $1,034.6   $1,064.6

 Net earnings (loss)           (7.3)      51.4       48.5     (165.0)       1.9

 Average number of shares of
   common stock outstanding and
   common stock equivalents,
   if applicable               20.1       20.1       20.0       19.6       19.8

 Per average share of common
    stock--
      Net earnings (loss)
        Primary                (.36)      2.56       2.42      (8.42)       .10
        Fully diluted          (.36)      2.33       2.22      (8.42)       .10

      Dividends declared        .40        .40        .40        .40        .40

 Total Assets                 873.7      907.0      817.1      791.8      997.1

 Long-Term Debt               177.6      177.4      178.2      183.0      198.1


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------
     The material required by Item 7 of this Annual Report on Form 10-K is presented under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the 1996 Annual Report to Shareholders, which is incorporated herein by reference and is included as part of Exhibit 13.


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 -----------------------------------------------------
     Some material required by Item 8 is listed in Item 14 of this Annual Report on Form 10-K and is presented under the headings "Consolidated Financial Statements" and "Notes to Consolidated Financial Statements" in the 1996 Annual Report to Shareholders which material is incorporated herein by reference and is included as part of Exhibit 13.

     Other material required by this Item 8 is presented under the heading "Quarterly Information (Unaudited)" which is Note 16 in the 1996 Annual Report to Shareholders, which Note is incorporated herein by reference and is included as part of Exhibit 13.


 ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
          DISCLOSURE
 -----------------------------------------------------------------
     No disclosure is required pursuant to this item.

                               PART III
                               --------

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
 ------------------------------------------------------------
     Certain of the material required by Item 10 is presented under the headings "Director and Executive Officer Table" and "Nominees and Directors" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 16, 1997, which is incorporated herein by reference.

     For other information with respect to the executive officers, reference is made to the information under the heading "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K.


 ITEM 11.  EXECUTIVE COMPENSATION
 --------------------------------
     The material required by Item 11 is presented under the headings "Executive Compensation" and "Report of the Compensation Committee" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 16, 1997, which is incorporated herein by reference.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT
 -------------------------------------------------------------
     The material required by Item 12 is presented under the headings "Investor Table" and "Director and Executive Officer Table" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 16, 1997, which is incorporated herein by reference.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
 --------------------------------------------------------
     The material required by Item 13 is presented under the heading "Board of Directors, Committees and Executive Officers" in the Company's Notice of Annual Meeting and Proxy Statement for its Annual Meeting of Shareholders to be held on January 16, 1997, which is incorporated herein by reference.

                               PART IV
                               --------

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K
 -----------------------------------------------------------------
      (a) Documents filed as part of the Annual Report on Form 10-K:

          1. Financial Statements from the 1996 Annual Report to
             Shareholders:

                Statements of Consolidated Earnings (page 39).

                Statements of Consolidated Financial Position (page 40).

                Statements of Consolidated Cash Flows (page 41).

                Statements of Changes in Consolidated Shareholders'
                  Investment (page 42).

                Notes to Consolidated Financial Statements (pages 43
                  through 61).

                Management's Discussion and Analysis of Results of
                  Operations and Financial Condition (pages 31 through 36).

                Report of Independent Public Accountants (page 63).

          2. Financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K:

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

          3. An exhibit index is included herein (pages 15 through 17).

      (b) During the fourth quarter of the year ended September 30, 1996, no reports were filed on Form 8-K.

      (c)  Exhibits are attached hereto.

      (d)  Not applicable.

                                   SIGNATURES
                                   ----------
 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OUTBOARD MARINE CORPORATION

 Date  December 12, 1996    By   HARRY W. BOWMAN        Chairman of the
       -----------------         ---------------        Board of Directors,
                                 Harry W. Bowman        President and Chief
                                                        Executive Officer

 Date  December 12, 1996    By   GEORGE L. SCHUEPPERT   Executive Vice President
       -----------------         --------------------   and Chief Financial
                                 George L. Schueppert   Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

 Date   December 12, 1996   By   FRANK BORMAN              Director
        -----------------        ------------
                                 Frank Borman

 Date   December 12, 1996   By   WILLIAM C. FRANCE         Director
        -----------------        -----------------
                                 William C. France

 Date   December 12, 1996   By   ILENE S. GORDON           Director
        -----------------        ----------------
                                 Ilene S. Gordon

 Date   December 12, 1996   By   RICHARD T. LINDGREN       Director
        -----------------        -------------------
                                 Richard T. Lindgren

 Date   December 12, 1996   By   J. WILLARD MARRIOTT, JR.  Director
        -----------------        -----------------------
                                 J. Willard Marriott, Jr.

 Date   December 12, 1996   By   DONALD L. RUNKLE          Director
        -----------------        ----------------
                                 Donald L. Runkle

 Date   December 12, 1996   By   RICHARD J. STEGEMEIER     Director
        -----------------        ---------------------
                                 Richard J. Stegemeier

 Date   December 12, 1996   By   RICHARD F. TEERLINK       Director
        -----------------        -------------------
                                 Richard F. Teerlink

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

 (A) Agreement of Outboard Marine Corporation attached hereto as Exhibit 4(A).

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

 (H) With respect to the Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference. With respect to the Amendment No. One to the Second Amended and Restated Revolving Credit Agreement, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated herein by reference.

 (I) With respect to the Registrant's Receivables Purchase Agreements dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, which is incorporated herein by reference. With respect to the Amendment No. 1 and Waiver and the Amendment No. 2 and Waiver to the Registrant's Receivables Purchase Agreement dated as of December 22, 1996, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated herein by reference.


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

 Exhibit 23:   Consents of expert:
 -----------

     A copy of the consent of the Company's independent public accounts is attached hereto as Exhibit 23.


 Exhibit 27:   Financial data schedules:
 -----------

     This information is filed only in the electronic filing.

                                                             Exhibit 4 (A)

                    AGREEMENT OF OUTBOARD MARINE CORPORATION

 With respect to Exhibit 4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, the Registrant hereby avers that, except for the Registrant's 7% convertible subordinated debentures due 2002, 9-1/8% sinking fund debentures due 2017, and Medium-Term Notes, Series A, no single issue of long-term debt not being registered herein is more than 10 percent of the total assets of the Registrant and the Registrant hereby agrees to furnish to the Securities and Exchange Commission, upon request, copies of instruments with respect to such long-term debt.


                                            OUTBOARD MARINE CORPORATION

                                            BY: MILES E. DEAN
                                                -------------
                                                Miles E. Dean
                                                Vice President and Controller

                                                                     EXHIBIT 11

                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS
                    (In millions except amounts per share)


                                               Three Months Ended       Twelve Months Ended
                                                  September 30            September 30
                                             --------------------      --------------------
                                               1996        1995          1996        1995
                                             --------    --------      --------    --------
Primary Earnings Per Share:
    Net Earnings (Loss)                      $   7.6     $   8.5       $  (7.3)    $  51.4
                                             ========    ========      ========    ========

    Weighted Average Number of Shares           20.1        20.0          20.1        20.0
    Common Stock Equivalents (Stock Options)     0.1         0.1             *         0.1
                                             --------    --------      --------    --------
    Average Shares Outstanding                  20.2        20.1          20.1        20.1
                                             ========    ========      ========    ========
    Primary Earnings (Loss) Per Share        $   .38     $   .42       $  (.36)    $  2.56
                                             ========    ========      ========    ========

Fully Diluted Earnings per Share:
    Net Earnings (Loss)                      $   7.6     $   8.5       $  (7.3)    $  51.4
    Add: After-Tax Interest and
        Related Expense Amortiza-
        tion on 7% Convertible
        Subordinated Debentures                  0.8         0.8           3.3         3.4
                                             --------    --------      --------    --------
    Net Earnings (Loss) Adjusted             $   8.4     $   9.3       $  (4.0)    $  54.8
                                             ========    ========      ========    ========

    Weighted Average Number of Shares           20.1        20.0          20.1        20.0
    Common Stock Equivalents (Stock Options)     0.1         0.1           0.1         0.1
    Weighted Average Common
        Shares Assuming
        Conversion of 7% Convertible
        Subordinated Debentures                  3.4         3.4           3.4         3.4
                                             --------    --------      --------    --------
    Average Shares Outstanding                  23.6        23.5          23.6        23.5
                                             ========    ========      ========    ========
    Fully Diluted Earnings (Loss) Per Share  $   .36     $   .40       $    **     $  2.33
                                             ========    ========      ========    ========

*  The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

** The computation of fully diluted earnings per share of common stock is antidilutive;
   therefore, the amount reported for primary and fully diluted earnings per share is the same.
                                    -19-

                                                                      EXHIBIT 12


                  OUTBOARD MARINE CORPORATION AND SUBSIDIARIES

               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                          (In millions except ratios)

                                                         Twelve Months Ended September 30
                                             --------------------------------------------------------
                                               1996        1995        1994        1993        1992
                                             --------    --------    --------    --------    --------
Earnings (Loss):
  Earnings (Loss) before provision for
        income taxes and cumulative effect
        of changes in accounting principles  $ (10.4)    $  60.8     $  53.4     $(159.9)    $  12.5

  Interest expense                              12.3        23.1        15.1        19.8        19.0
  Interest portion of rent expense               1.2         1.3         1.3         1.0         1.0
                                             --------    --------    --------    --------    --------
      Earnings                               $   3.1     $  85.2     $  69.8     $(139.1)    $  32.5
                                             ========    ========    ========    ========    ========
Fixed Charges:
  Interest expense                           $  12.3     $  23.1     $  15.1     $  19.8     $  19.0
  Interest portion of rent expense               1.2         1.3         1.3         1.0         1.0
                                             --------    --------    --------    --------    --------
      Fixed Charges                          $  13.5     $  24.4     $  16.4     $  20.8     $  20.0
                                             ========    ========    ========    ========    ========

Ratio of earnings to fixed charge                 .2         3.5         4.3                     1.6
                                             ========    ========    ========                ========


Excess of fixed charges over earnings                                            $ 159.9
                                                                                 ========

                                    -20-

                                                                  EXHIBIT 13

          OUTBOARD MARINE CORPORATION FISCAL YEAR 1996 ANNUAL REPORT

 OPERATING GROUPS

 OMC Marine Power Products Group
 -------------------------------
 Johnson Outboards : Evinrude Outboards : OMC TurboJet Drive Systems :
 Johnson/Evinrude Parts & Accessories : Nautic Pro Parts & Accessories : Stacer Boats : Haines Hunter Boats
 The Marine Power Products Group manufactures one of the industry's widest ranges of outboard engines, from 2 to 250 horsepower. It also markets unique drive systems like the OMC TurboJet for the mini jet boat market, and a full range of accessories, from water skis to engine care products. The Marine Power Products Group markets products globally through the industry's largest distribution network. The group manufactures outboard engines or engine components in the United States, Mexico, Hong Kong, China and Brazil; and boats in Australia. Additionally, OMC participates in a joint venture with Volvo-Penta of the Americas, Inc. for the production of Volvo-Penta stern drive products marketed under the SX Cobra and Volvo-Penta Duo Prop stern drive brand names.


 OMC Boat Group
 --------------

 Fishing Boat Group
 Stratos Boats : Javelin Boats : Hydra-Sports Boats : Quest Boats
 The Fishing Boat Group is a leading marketer of fresh and saltwater fiberglass fishing boats for a wide range of sportfishing enthusiasts, from bass fishermen to bluewater fishermen. Freshwater models range from 15 to 20 feet in length. Saltwater models range from 16 to 33 feet. Most boats marketed by the group are equipped with Johnson or Evinrude outboards and are sold in the United States.

 Aluminum Boat Group
 Lowe Boats : Princecraft Boats : Grumman Boats : Sea Nymph Boats
 The Aluminum Boat Group is the industry's largest maker of aluminum boats. Products include jon boats, utilities, deep-vee models for larger bodies of water, pontoon and deck boats for cruising and entertainment, and jet boats for shallow waters. Most larger boats are factory equipped with Johnson or Evinrude outboards and are sold primarily in North America.

 Recreational Boat Group
 Chris-Craft Boats : Four Winns Boats : Seaswirl Boats : Sunbird Boats
 The Recreational Boat Group offers a wide range of fiberglass mini jet boats, runabouts and cruisers, plus a limited line of fishing boats, which enables it to compete in every key segment of the recreational marine marketplace. Boats range in length from 14 to 38 feet. Most boats offered are equipped with either Volvo-Penta stern drive marine engines or Johnson or Evinrude outboards. The group markets its products worldwide.

 Contents
 ------------------------------------------
 Financial Highlights
 Letter to Shareholders
 Management's Discussion and Analysis
 Eleven-Year Summary
 Consolidated Financial Statements
 Notes to Consolidated Financial Statements
 Officers and Directors
 Shareholder Information

                                                FINANCIAL HIGHLIGHTS
                                    (Dollars in millions except per share data)

Year Ended September 30                    1996           1995          1994

                                      ----------     ----------     ----------
Operating Results
-----------------
Net Sales
    Engine Products                   $   637.5      $   690.8      $   574.3
    Boats and Packages                    484.0          538.4          504.1
                                      ----------     ----------     ----------
       Total                          $ 1,121.5      $ 1,229.2      $ 1,078.4
                                      ==========     ==========     ==========

Net Earnings (Loss)                   $    (7.3)     $    51.4      $    48.5
                                      ==========     ==========     ==========

Primary Net Earnings (Loss) per Share $    (.36)     $    2.56      $    2.42
                                      ==========     ==========     ==========
Fully Diluted Net Earnings (Loss)
    per Share                         $    (.36)     $    2.33      $    2.22
                                      ==========     ==========     ==========
Dividends Declared per Share          $     .40      $     .40      $     .40
                                      ==========     ==========     ==========
Capital Structure
-----------------
Long-Term Debt                        $   177.6      $   177.4      $   178.2
Shareholders' Investment              $   237.6      $   255.8      $   209.0
Shareholders' Investment per
    Share (Year-End)                  $   11.79      $   12.78      $   10.49
Return on Shareholders'
    Investment                             (3.0)%         22.8%          27.8%
Number of Shareholders                    4,505          4,716          4,519
Average Number of Shares
     Outstanding and
   Common Stock Equivalents,
       if applicable (Millions)            20.1           20.1           20.0
                                      ==========     ==========      =========
Other
-----
Research and Development Expense      $    41.8      $    41.6      $    36.5
Capital and Tooling Expenditures      $    52.7      $    66.5      $    68.2
Employees at Year-End                     8,283          8,905          8,472
                                      ==========     ==========     ==========


 Outboard Marine Corporation (OM-NYSE) is a major global manufacturer and marketer of marine engines, boats and accessories. It is the world's largest manufacturer of outboard engines and the second largest boat builder in the United States and a leading boat manufacturer, worldwide. Some of OMC's brands, including Johnson and Evinrude outboards, and Chris-Craft, Grumman and Four Winns boats, are among the most widely recognized brands in the world. The company also markets a full line of marine parts and accessories, worldwide. OMC manufacturers products for world markets in facilities located around the globe. Approximately 80 percent of OMC sales come from North America, the world's largest market for marine Products.

 VISION
 ------
 OMC will grow to become the global leader in providing the highest quality marine products and services, exceeding our customers' expectations, and inspiring their loyalty to our brands.

 WE TAKE THE WORLD BOATING

     We will achieve our vision by developing an intense customer focus and providing an exceptional product ownership experience. We will invest in our people to enable them to reach their full potential in creating value and to enhance their commitment to OMC. We will transform our operations so they provide the best value marine products in the market. We will re-engineer our businesses to reduce our costs and make them more variable in order to create more attractive and consistent returns to our shareholders.


 TO OUR SHAREHOLDERS
 -------------------
 1996 was a transition year for Outboard Marine Corporation. It was a year of great challenge and change as we created a new vision and set a new course for our company.
     When I arrived at OMC in February of 1995, our industry was in the midst of a strong recovery from one of its longest economic downturns in history. The industry was projecting continued growth through 1996, with forecasts of a five to seven percent growth rate for retail unit sales. Unfortunately, a growth market didn't materialize. In fact, our markets actually declined.
     The company began the 1996 fiscal year with strong demand for its marine products - in line with initial industry forecasts. As we moved into the strongest sales periods - the second and third quarters - domestic retail markets were adversely affected by unseasonably cold and rainy weather. As a result, sales of our marine products flattened out and demand for our products declined. While fourth quarter retail sales recovered to anticipated levels, our overall shipments for the year, both boats and engines, were down.
     At year end, the company reported a net loss of $7.3 million, or $.36 per share, compared with net earnings of $51.4 million, or $2.56 per share, in 1995. Our marine products sales fell nearly nine percent to $1.1 billion from $1.2 billion in 1995. In the U.S. marketplace, our sales fell nearly 10 percent in 1996 from 1995, while our sales outside the U.S. were down five percent for the year.
     Our loss for the past year was primarily the result of restructuring charges and other one-time charges from actions that helped us to improve our cost structure. For the year, those changes totaled $25.6 million, before tax, which resulted from direct cost reduction efforts. Specifically, these charges were incurred for severance costs and for expenses to restructure our global manufacturing, sales and marketing operations. These steps were taken to help variabilize our cost structure, which will enable us to better respond to changes in demand for our products in global markets and make OMC a more efficient and consistently profitable competitor.

 CHARTING A COURSE FOR THE FUTURE
 --------------------------------
 Along with the decline of our market this year came awareness that OMC faced challenges more profound than I originally anticipated. To address these challenges, we undertook a program to evaluate every aspect of our business.
 We recognized from the outset that change would be necessary. Our preliminary analysis unearthed critical issues in our marketing, manufacturing and information systems that needed to be addressed as part of implementing change. Historically, the company has been too internally focused in its behavior. To be a strong global competitor, we must change our thinking.
     This year, we began the task of re-engineering our company from a "cost plus" and engineering driven company to a market driven company. Our goal is to create a more nimble and proactive organization that is more sensitive and responsive to our customers around the world.
     While the task of re-engineering an organization can be simple to state, it is often complicated to execute. We need to change the culture of our company from one that believes in cost plus pricing; engineering driven product development; vertical integration; and single product, single channel distribution; to a culture that is customer driven. This new culture will enable us to be more flexible and versatile, making our company a stronger global competitor. It also will allow us to concentrate our efforts and resources on the development of a variety of new products for a range of customers and distribution channels in key worldwide markets.
     To be an effective marketer of marine products, we will be more intimate with our markets and knowledgeable about our customers. Our customers, in every market segment, will tell us what products they need and what they are willing to pay for them. We will set-up our distribution channels to capture that information so it can be communicated to our engineering and manufacturing operations, who in turn will create high-quality, high-value consumer products. As a result, the market will drive our products, designs, costs and our business overall.
     To implement change, it was obvious that we needed different approaches, but we also needed some different people with different mind-sets to change the culture of our company. Our more than 8,000 dedicated employees have enthusiastically taken on the task of changing our internally-focused and entrenched culture into a more responsive, customer driven and market-based culture.
     This year, we increased our efforts to recruit leadership and management talent of like-mind to form a new management team. We also installed a new executive team to fortify our ability to manage our new company.
     In January of this year, our board of directors elected George Schueppert executive vice president and chief financial officer of the company. In this position, George is responsible for the financial operations of the company and has initiated a program to upgrade information systems on a world-wide basis to create a global information network, which will enable us to manage our business in a more fact-based manner. George brings a very strong background in banking and international finance to this position. At its fiscal 1995 year-end meeting, the board elected David Lumley senior vice president, with worldwide responsibility for the Marine Power Products Group (MPPG) sales and marketing efforts. In this position, Dave will coordinate engine sales and marketing efforts on a global basis.
     At its June meeting, the board elected Clark Vitulli a senior vice president of the company and president of the Boat Group. Clark brings a wealth of sales, marketing and general management experience from the auto industry to his new position. Clark will manage the integration of our boat operations, positioning of our boat brands in the marketplace, and coordinate the group's product development strategies.

     In September, the board elected Carlisle Davis senior vice president, with worldwide responsibility for MPPG operations. Cardy was vice president of quality assurance. In his new position, Cardy will manage our MPPG manufacturing and engineering operations, worldwide, and will provide a higher level of corporate-wide coordination of our product quality and manufacturing efforts. His contributions have been key to strengthening the overall quality of our products. The board also elected Richard Medland senior vice president and chief administrative officer. Dick was vice president of human resources. In his new position, Dick will manage all of the company's administrative functions and also will provide direction for employee education and development, and integrated employee communications program.
     We also have added several new senior level managers throughout our organization to help chart our course and guide us into the future. As I look at the management team today compared to one year ago, 20 of the top 36 positions are now occupied by new managers, ten of whom are new to the company this year. We have recruited people with a range of backgrounds and talent, which will increase the competencies of our entire organization and elevate our company to improved levels of performance.
     To ensure the growth and development of our management team, we have initiated an executive succession planning program designed to identify and develop talented leaders from within our organization. We also have increased our commitment to providing training for all employees, which will raise the skill and experience at all levels within our organization.


 STRENGTHENING OUR POSITION IN THE MARKET
 ----------------------------------------
 To be a market driven company meant we needed to develop a new vision for our company - a vision that would foster creativeness, ingenuity and growth for OMC. With our management team in place, we have developed a vision for the future that will enable our employees to focus on the task of re-engineering our company, achieving greater efficiencies in our operations, improving the profitability of the company and strengthening the company's leadership position in worldwide markets.
     Our vision is to be a global leader in providing the highest level of quality marine products and services, exceeding our customers' expectations, and inspiring their loyalty to our brands. Achieving this vision requires a commitment from our entire organization. We will focus more on our customers, invest more in our valued employees, transform our operations and improve the efficiencies of our business overall, which will create more value for our customers and shareholders.
     To accomplish this, we will concentrate on the development of products and services designed to leverage our marine distribution capabilities. Our strategy will be to anticipate the evolution of the marketplace and to ensure our products are available where the marine customer chooses to purchase them.
     In concert with this strategy, we will continually analyze our profitability in each marine channel, strategically managing our product and services mix and profit margins for each distribution channel in which we participate. This will help to ensure continuing good value for our customers, and better margins for our channel partners and OMC.
     We also will continue to build on the strengths of our highly recognized brands, especially the Johnson and Evinrude outboard brands. As we move toward the 21st century, with advanced technologies like our FICHT fuel injection system, our customers' demands for good value will only increase. In fact, advanced technologies like the FFI system will push consumers' expectations even higher as they set benchmark standards for future marine products. We are working hard to ensure our brands not only set the standard, but deliver the best value, quality and performance our customers demand.
     To ensure we meet our customer's expectations of "good value," we are working to drive out costs that do not add value, and investing the savings in those things that do. Our goal is to manufacture products that provide value and result in an exceptional product ownership experience for our customer. We also will continue to use every tool at our disposal - new products, marketing and promotion, effective pricing, and productivity savings - to grow our business and achieve consistent levels of growth and profitability in the years ahead.
     This year, we also initiated the first of many steps to be taken in the transformation process to move our company forward and to enable the company to operate more efficiently. During the year, we consolidated our Canadian operations into an integrated North American unit. We also reduced the complexity of our organizational structure in Europe. These measures will make us a lower cost, more efficient global competitor.
     Additionally, we initiated the integration of our boat operations to capitalize on efficiencies we gain with integration of distribution, procurement, product creation, logistics and administrative support systems. This effort will result in the development of innovative, quality built products; increase our effectiveness in the market; strengthen our ability to better manage our brands; and reduce overall operating expenses. It also enables us to better position our brands to meet customers' product and price choices, making us more competitive in key market segments.
     As we continue to rebuild the infrastructure of our entire organization, we are at the same time building on our core strengths to achieve our vision for the company in the future.


 COMMITMENT TO QUALITY
 ---------------------
 This year, OMC implemented a major program that underscores our commitment to maintaining a high level of product quality. We expanded our ongoing quality programs with the introduction of our People Driven Quality initiative. PDQ is a company-wide, total quality management system focused on achieving customer-driven, world-class quality levels in all facets of our business. With this initiative, we are achieving reductions in overall warranty costs, increasing the effectiveness and productivity of our manufacturing operations, and increasing the value and quality of our products.
     Our PDQ work teams have made great progress in developing a range of quality metrics that our products must meet or exceed. The overall success of PDQ is attributable to the total support and commitment of every one of our dedicated employees. This commitment has served to create a renewed focus on quality that is conveyed throughout our entire organization. PDQ has created a culture of quality that will provide the basis for bringing our full range of products up to world class standards.
     Our new Johnson and Evinrude V-6 outboards with the FICHT fuel injection system are a great example of the success that can be achieved with the implementation of a total quality management process. We have increased this engine's performance quality by more than 30 percent compared to a conventional carbureted outboard. With the new PDQ initiative, we are just starting to see benefits like this across the remainder of our outboard engine line.


 OMC MARINE POWER PRODUCTS GROUP
 -------------------------------
 New products and advanced technologies were key to the Marine Power Products Group's strategy for 1996. Last summer, the group debuted its new Johnson and Evinrude outboards equipped with OMC's exclusive FICHT fuel injection system. These 150-horsepower engines are designed to win sales and market share in the freshwater, bass fishing market.
     With the FFI system, these outboards offer 35 percent better fuel economy; turn-key starting; smooth, quiet operation; instantaneous throttle response; virtually no smoke; a 50 percent reduction in oil usage; and a 75 percent reduction in hydrocarbon emissions.
     As marine engines are transformed to meet U.S. Environmental Protection Agency emission standards over the next ten years, these engines will provide the benchmark for marine engine performance, simplicity of design and engine reliability. These state-of-the-art engines already have gained wide acceptance in the marine marketplace.

     The Johnson and Evinrude 150 FFI outboards also were recognized by experts in the marine industry as the most innovative products available, winning two awards - the Popular Mechanics Design and Engineering Award for 1996 and the 1996 International Marine Trades & Exhibit Convention Award for marine engines.
     This year, we also launched a new value brand of marine parts and accessories under the brand name Nautic Pro. This brand will be marketed in part through a new distribution channel marine and discount retailers and will be priced to compete with other private label and discount brands available in the marketplace. While this new line will enable us to expand the distribution of our products into alternative channels, we will continue to market OMC Genuine Parts & Accessories through our existing channels.
     Another key element of our marketplace strategy has been to rationalize our product lines to increase the efficiencies of our facilities and reduce costs. During the year, we consolidated our engine and parts and accessories product lines, achieving double digit reductions in the number of engine models produced and the number of part numbers offered, while taking market needs into consideration. This rationalization process has lowered our manufacturing costs and allows us to focus our marketing and promotions resources on our most important core products.


 OMC BOAT GROUP
 --------------
 This year, a major component of the OMC Boat Group's strategy was to work toward refinement of its product lines and focus more on offering high-quality, exceptional value products to marine consumers. As part of an effective team effort, we have integrated our engineering and manufacturing functions to form a new development team and better leverage our cost structure. With this team in place, we are well positioned to strengthen our ability to bring innovative technologies and products to market. This team will develop consistent, customer-focused engineering specifications, which will enable us to use more common parts and state-of-the-art manufacturing techniques, like resin transfer molding (RTM) technologies, throughout our boat lines. We also will achieve model optimization within our boat lines to enable us to target key segments of the power boat market in a more powerful and coordinated fashion.
 Additionally, we are benchmarking our best business practices to improve efficiencies , product quality and create more value in our products for our dealers and customers.
     Our Seaswirl boat brand also is making waves in the industry this year with the new Seaswirl 180 bowrider model. This model is an 18-foot, stern drive powered family runabout offering innovative styling, versatile interior seating and crisp handling in all maneuvers - at an affordable entry level price. The boat was recognized by Powerboat Magazine as the best value family boat in the market, winning the magazine's 1996 Outstanding Entry Level Value Award. Seaswirl boats also received the Award of Excellence from Sea Magazine for their 2100 Walk-Around model.


 LOOKING AHEAD
 -------------
 OMC is at a pivotal point in its history. As we said one year ago, OMC is a work in progress, a company being remade. This year, we have taken the first of many major steps to transform our company from a cost and engineering driven company to a market driven company. We have identified our strengths and our weaknesses; defined a new vision; and developed a clear strategy, which will enable us to achieve that vision. Although we have made significant progress in re-engineering our company, there is much more to accomplish.
     While 1996 was very challenging, OMC's long-term strategic purpose remains constant. We will remain a leader in the marine marketplace, providing the highest quality marine products and services our customers demand.

     As we begin our 1997 fiscal year, we are projecting retail unit sales for outboards to grow at a three to five percent rate in 1997. Although retail outboard unit sales are expected to grow slightly, year over year, we believe our dealer inventories need to be reduced during 1997. Our boat dealers also are at higher than normal inventory levels. We anticipate our retail pull-through promotions combined with the projected stronger retail demand will help our dealers sell down their inventories, and improve their turns and cash flows. We also expect demand for our marine products in other regions of the world to be stronger in 1997, especially in Asia and Latin America. Longer term, we will continue to become more competitive and aggressive in the world marketplace. Our new vision will help guide us to growth and prosperity in the future.
     Our team of talented, energetic people will continue to work diligently to position the company to deliver the quality, high value products our customers' demand. With the power of some of the most highly recognized brands in the market, and products featuring some of the industry's most innovative technologies, OMC is uniquely positioned to capitalize on that demand.
     With the strongest distribution system worldwide, we will continue to capitalize on this strength to re-establish our volume and market share growth. We will become more proactive with our dealers to emphasize retail sell-through. To achieve this, our sales and marketing groups will work more closely with our dealers providing additional support to help them win more customers and build stronger consumer demand for our products.
     We also will continue our intense focus on improving the quality of our products and increasing the efficiencies of our organization, overall. This will be accomplished by achieving significant productivity improvements in all facets of our business and eliminating inefficiencies wherever possible. As operations continue to be streamlined, the company will be better positioned for more stable profitability throughout the marine business cycles.
     Our new organizational structure will better prepare our company to meet the challenges that lie ahead in the worldwide marketplace. This new organization will create value for our shareholders; great products for our dealers and customers; and on-going career opportunities for our employees.
     OMC is truly a global company, with a sound vision and a bright future.
 We are determined to stay our course and be the company that "takes the world boating."


 HARRY W. BOWMAN
 ---------------
 November 22, 1996
 Harry W. Bowman
 Chairman, President and Chief Executive Officer

 MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

 Results of Operations 1996
 --------------------------
 The Company had a net loss of $7.3 million or $.36 per share in 1996 compared to net earnings of $51.4 million or $2.56 per share in 1995. The pretax loss was $10.4 million in 1996 compared with $60.8 million of pretax earnings in 1995.
     Net sales were $1,121.5 million in 1996 compared to $1,229.2 million in 1995, a decrease of $107.7 million or 8.8 percent. U.S. revenues, which accounted for 74 percent of net sales revenues, declined 9.9 percent in 1996 while international sales decreased 5.3 percent. Sales of Company's outboard engines and boats declined due to weak market conditions. The marine industry experienced unexpected declines in winter and spring retail demand in 1996 in the segments in which the Company is strongest.
     While sales declined 8.8 percent, cost of goods sold only declined 4.2 percent. This resulted from the inability to adjust operations to reflect lower sales. This problem is being addressed by restructuring operations, considering our core competencies and adjusting the business to react to these market realities. Operating decisions were made in the 3rd and 4th quarters of 1996 which resulted in restructuring charges of $25.6 million. Included in these charges was $20.1 million for closings of distribution operations and write-down of manufacturing facilities outside the United States. The North American and European sales, marketing and manufacturing operations are being re-aligned to more effectively meet market needs.
     Selling, general and administrative expenditures decreased to $210.3 million in 1996 from $230.2 million in 1995, an 8.6 percent decrease, due primarily to efforts to reduce these expenses because of decreased sales. As a percent to sales, selling, general and administrative costs remained at 19 percent of revenues.
     Interest expense decreased to $12.3 million in 1996 compared to $23.1 million in 1995. Significant causes for the reduction included $5.0 million as a result of a favorable adjustment of interest on past tax liabilities, lower levels of working capital required in 1996 and accounts receivable sales that lowered interest expense (see Note 7 to the Consolidated Financial Statements).
     Other non-operating income was $8.5 million in 1996 and $16.7 million in 1995. The decrease of $8.2 million is primarily the result of the absence of $2.9 million recognized on the sale of the Company's investment in I.J. Holdings, Inc. in 1995, a reduction in realization from fixed assets sales of $2.7 million and discount charges on accounts receivable sales of $1.7 million in 1996.
     The resolution of open tax issues from prior years resulted in a tax credit in 1996. Provision (credit) for income taxes was $(3.1) million in 1996 and $9.4 million in 1995, and is explained in Note 14 to the Consolidated Financial Statements.


 Results of Operations 1995
 --------------------------
 The Company had net earnings of $51.4 million or $2.56 per share in 1995 and $48.5 million or $2.42 per share in 1994. Pretax earnings were $60.8 million in 1995 compared with $53.4 million in 1994, a 13.9 percent increase. The 1995 pretax earnings were up 68.4 percent after adjusting 1994 pretax earnings to exclude $17.3 million in pre-tax non-operating income from a real estate transaction, a tax interest adjustment and a favorable insurance settlement.
     Revenues were $1,229.2 million in 1995 compared to $1,078.4 million in 1994, an increase of $150.8 million or 14 percent. In the U.S., which accounted for 75 percent of total outside revenues, sales grew 13.9 percent, driven primarily by the growth in the Johnson and Evinrude branded outboards. International sales increased 14.3 percent over 1994 with all of the international operating groups recording gains.

     Gross earnings improved 18 percent to $297.4 million from $252.0 million in 1994 or $45.4 million. Gross margin improved to 24.2 percent of net sales from
 23.4 percent in 1994, and was the highest gross margin percentage experienced since 1988. Gross margins improved because manufacturing ran at higher capacity utilization than the previous year. Also the U.S. marine power group experienced higher horsepower sales and grew at a higher rate than lower margin segments in the U.S.
     Selling, general and administrative expenditures increased to $230.2 million in 1995 from $206.0 million in 1994 or 11.7 percent due primarily to an increase in promotion expense to support the strong revenue growth and an investment in additional resources to strengthen the customer and dealer service organizations. As a percent to sales, selling, general and administrative costs declined to 18.7 percent of revenues from 19.1 percent in 1994.
     Earnings from operations increased 46.1 percent to $67.2 million in 1995 from $46.0 million in 1994 reflecting the additional margin from a 14 percent sales gain, manufacturing efficiency improvements and favorable product mix partially offset by increased selling, general and administrative expenditures. Savings from the restructuring charges taken in the third and fourth quarters of 1993 are fully reflected in earnings for 1995 except for the reorganization of the U.S. parts and accessories distribution process.
     Interest expense increased to $23.1 million in 1995 compared to $15.1 million in 1994. After adjusting for a favorable interest adjustment on past tax liabilities of $5.3 million, adjusted interest expense in 1994 was $20.4 million. The increase of $2.7 million over adjusted 1994 interest expense was due primarily to higher debt levels required to support increased working capital.
     Other non-operating income was $16.7 million in 1995 and $22.5 million in 1994. After adjusting for income from a real estate transaction of $10.5 million, adjusted other non-operating income in 1994 was $12.0 million. The increase of $4.7 million in 1995 is due primarily to $2.9 million in interest recognized on the Company's investment in I.J. Holdings, Inc. and from improved joint venture earnings.
     Provision for income taxes was $9.4 million in 1995 and $4.9 million in 1994 and is explained in Note 14 to the Consolidated Financial Statements.


 Financial Condition
 -------------------
 The Company's ratio of current assets to current liabilities was 1.8 at September 30, 1996, compared to 2.0 at September 30, 1995. Current assets decreased $34.7 million. Cash and cash equivalents increased $37.2 million due to tight management of inventory and accounts receivable. Receivables decreased $33.3 million due primarily to lower sales in the fourth quarter of fiscal 1996 and to the recorded miscellaneous receivable in 1995 of $17.8 million based on the Company's decision to redeem its investment in I.J. Holdings, Inc. Inventories decreased $29.0 million due primarily to reduced production in engine plants to bring inventories more in line with sales. Deferred income tax benefits decreased $8.2 million as explained in Note 14 to the Consolidated Financial Statements.
     Expenditures for capital and tooling were $52.7 million in 1996, down $13.8 million from the 1995 level of $66.5 million due to higher 1995 levels of expenditures for the investment required to bring low emission outboards into production. Other assets increased $4.7 million due primarily to increased deferred tax benefits.
     Accounts payable decreased $9.6 million due primarily to decreased manufacturing activity. Accrued liabilities increased $9.1 million due primarily to a higher restructuring accrual balance and a reclassification of interest expense relating to tax settlements, offset by lower employee incentive compensation accruals. Other non-current liabilities decreased $17.9 million due primarily to a decrease in tax liabilities.

     The Company has a revolving credit agreement with its banks which expires December 31, 1998. This agreement provides for borrowings of up to $200 million. The Company's non-U.S. subsidiaries had additional uncommitted lines of credit of approximately $3.5 million as of September 30, 1996. The total available unused credit facilities was $184.6 million (net of outstanding letters of credit of $18.9 million) as of September 30, 1996. The Company also has receivable sales agreements under which it may receive up to $55 million of receivable sales proceeds on a revolving basis.
     Long-term debt increased to $177.6 million in 1996 from $177.4 million in 1995. Debt as a percent to total capitalization increased to 43 percent in 1996 from 41 percent in 1995. Total shareholders' investment decreased $18.2 million.


 Liquidity and Capital Resources
 -------------------------------
 Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the second and third fiscal quarters, and decline thereafter as the Company's products enter their peak selling seasons. Short-term borrowings averaged $5.7 million and $55.3 million in 1996 and 1995, respectively, with month-end peak borrowings of $15.0 million and $100.0 million in February 1996 and May 1995, respectively. Lower peak borrowings in fiscal 1996 were due primarily to receiving proceeds under receivable sales agreements in fiscal 1996. Net outstanding proceeds in 1996 from the receivable sales agreements averaged $23.3 million in fiscal 1996 with month-end peak proceeds of $55 million in April 1996.
     Cash provided by operations was $91.1 million in 1996 compared with $51.4 million in 1995 and $57.3 million in 1994. Expenditures for plant and equipment and tooling were $52.7 million in 1996, $66.5 million in 1995 and $68.2 million in 1994.
     Based on the Company's current expectations of financial performance, the flexibility which comes with an improved balance sheet, a $200 million revolving credit agreement, the receivable sales agreements and other available sources of capital, the Company believes it has available sufficient internal and external financial resources to invest in low emission engines and to continue making long-term investments for future growth through the next few years.


 Trends and Forward-Looking Factors
 ----------------------------------
 The Company believes 1997 offers a moderately growing economy in the U.S., and some stronger growth outlooks in the developing markets outside the U.S. Marine industry retail volume of outboards in the U.S. fell some 20,000 units short of forecast in 1996 . Assuming a healthy U.S. economy, the Company would expect the marine industry to bounce back somewhat and realize a three to five percent improvement in retail sales. Modest recovery was evident in the Company's fourth quarter, and it is expecting better product sell-through in 1997. However, dealer engine inventories remain relatively high. The Company's boat dealers are also at higher than normal inventory levels. As a result, the Company is not forecasting domestic growth in its shipments at the wholesale level but is expecting retail pull-through promotions and improved retail demand will help its dealers sell down their inventories, and improve their turns and cash flows. International markets, particularly in Asia and Latin America, appear to be stronger in 1997, and improvements are expected in overseas markets.

     The Company looks for better price realization, particularly in engines, this coming year as it moves away from some of the heavy discounting programs of past years. The parts and accessories business has also shown good growth in the past six months and the Company is optimistic about increased sales in that area. The Company is expecting its boat companies to improve market position, particularly from the variety of new models being introduced. Its gross profit should improve at a better rate than revenues, as it will benefit from the continuing efforts in its re-engineering program and from more consistent production flows tied closer to actual market demand. Substantial focus has been directed into improving internal operations through continuing restructuring. The Company expects current and additional restructuring to allow it to show an improvement in its operating income as measured before the 1996 restructuring charges. It is planning to increase marketing and sales efforts in 1997, but also expects to realize increased savings in other administrative and operating areas.
     The U.S. Environmental Protection Agency (EPA) has adopted regulations governing emissions from marine engines. As adopted, the rule will phase in over nine years, beginning in model year 1998 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3 percent per year beginning with the 1998 model year. In 1994, the Company announced Project LEAP, a $100 million project to develop new low emission technologies and to convert its entire outboard product line to low emission products within the next decade. These technologies will add cost to the product in the short-term. However, this situation is not seen as a major deterrent to sales since value will be added to the product at the same time and the entire industry is faced with developing solutions to the same regulatory requirements. The Company believes this situation will not have a material impact on future results of operations or the financial condition of the Company.
     In 1996, the Company introduced the new Johnson and Evinrude 150-horsepower engines with FICHT fuel injection technology. With the FFI system, these engines meet the EPA emissions standards set for 2006. These engines offer boaters smooth, quiet operation , 35 percent better fuel economy, reduced hydrocarbon emissions by up to 80 percent, and virtually no smoke on start-up, without sacrificing the performance, lighter weight and smaller size of a two-stroke engine.
     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company has not recognized a tax benefit for its deferred tax assets but has instead provided a valuation allowance. Several factors would generally enable the Company to realize the deferred tax assets which have not otherwise been recognized. Historical profitability, forecasted earnings, and management's determination "it is more likely than not" the deferred tax assets will be benefitted against forecasted earnings, all affect whether the unrecognized U.S. deferred tax assets may be realized through a reversal of the valuation allowance. Because the deferred tax asset realization factors of SFAS No. 109 were adversely affected by the 1996 fiscal year results, it is unlikely this reversal of the valuation allowance will occur in 1997.
     Effective October 1, 1996, the Company will adopt the Financial Accounting Standards Boards' Statement of Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company will continue to evaluate long-lived assets. Further restructuring decisions may result in future impairment write-downs. At September 30, 1996, there were no known assets whose value may be impaired.
     A collective bargaining agreement at OMC-Calhoun (Georgia) is effective through September 30, 1998. The Company and employees of the OMC-Waukegan (Illinois) facility signed a new four-year collective bargaining agreement effective through October 30, 1999. The OMC-Milwaukee (Wisconsin) contract expires March 31, 1998. While the Company cannot fully predict the outcome of future labor negotiations, the Company believes it can maintain competitive labor costs while providing employees with favorable wages and benefits.
     Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and certain other laws, the Company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency ("USEPA") and other agencies. The Company has been notified that it is a potentially responsible party ("PRP") for study and clean-up costs at a number of sites. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site and/or the amount of time the site was owned or operated. However, under Superfund and certain other laws, as a PRP the Company can be held jointly and severally liable for all environmental costs associated with the site. Although unable to determine its liability for clean-up and remediation costs in connection with all of these sites, management believes that appropriate accruals have been recorded. While the results of the proceedings discussed above cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of such proceedings, in the aggregate, after giving consideration to the amounts accrued, should not have a material impact on the Company's Financial Position or the Consolidated Earnings. For further information see Note 17 to the Consolidated Financial Statements.
     Some of the foregoing statements are forward-looking in nature and made in reliance upon the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.
 The Company assumes no obligation to update the information included in this statement.

ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Years ended September 30                                 1996        1995        1994        1993        1992        1991
--------------------------
Operations ($ in millions)
        Net Sales                                    $1,121.5    $1,229.2    $1,078.4    $1,034.6    $1,064.6      $983.6
        Gross Earnings                                  229.3       297.4       252.0       218.0       247.6       191.9
        Selling, General and Administrative             210.3       230.2       206.0       226.1       216.6       224.1
        Research and Development Expense                 41.8        41.6        36.5        36.0        36.1        40.8
        Earnings (Loss) from Operations                  (6.6)       67.2        46.0      (152.9)       31.0       (73.5)
        Interest Expense                                 12.3        23.1        15.1        19.8        19.0        31.1
        Earnings (Loss) from Continuing
                Operations before Provision
                (Credit) for Income Tax                 (10.4)       60.8        53.4      (159.9)       12.5      (105.9)
        Net Earnings (Loss)
                Continuing Operations                    (7.3)       51.4        48.5      (165.0)        1.9       (85.9)
                Discontinued Operations                    --          --          --          --          --          --
                Extraordinary Income and
                        Accounting Change                  --          --          --      (117.5)         --         1.6
                                                     ---------------------------------------------------------------------
        Total Net Earnings (Loss)                    $   (7.3)   $   51.4    $   48.5    $ (282.5)   $    1.9      $(84.3)
                                                     =====================================================================
----------------------------------
Financial Position ($ in millions)
        Cash and Cash Equivalents                    $   95.5    $   58.3    $   80.3    $  104.4    $  142.6      $ 79.6
        Receivables, net                                167.6       200.9       150.5       136.3       157.9       163.4
        Inventories                                     165.1       194.1       163.7       154.1       181.5       181.1
        Current Liabilities                             253.3       248.8       233.6       251.4       231.8       252.1
        Working Capital                                 214.2       253.4       196.2       173.9       323.4       248.4
        Product Tooling and Plant and Equipment, net    270.5       276.3       265.4       246.5       275.1       290.2
        Total Assets                                    873.7       907.0       817.1       791.8       997.1       957.0
        Long-Term Debt                                  177.6       177.4       178.2       183.0       198.1       133.1
        Total Shareholders' Investment                  237.6       255.8       209.0       160.9       454.5       463.3

--------------------------
Per Common Share (Dollars)
        Average Number of Common Shares
                Outstanding and Common Stock
                Equivalents, if applicable (Millions)    20.1        20.1        20.0        19.6        19.8        19.4
        Net Earnings (Loss)
                Primary                              $   (.36)   $   2.56    $   2.42    $ (14.42)   $    .10      $(4.34)
                Fully Diluted                            (.36)       2.33        2.22      (14.42)        .10       (4.34)
        Primary Net Earnings (Loss) From
                Continuing Operations                    (.36)       2.56        2.42       (8.42)        .10       (4.42)
        Dividends Declared                                .40         .40         .40         .40         .40         .50
        Market Price - High                             22.38       24.88       25.88       25.25       26.63       19.38
        Market Price - Low                              14.38       17.50       17.38       15.13       14.00        9.00
        Shareholders' Investment, year-end              11.79       12.78       10.49        8.14       23.32       23.85

----------------
Other Statistics
        Operating Earnings as a Percent of Net Sales      (.6)%       5.5%        4.3%      (14.8)%       2.9%       (7.5)
        Return on Average Shareholders' Investment       (3.0)%      22.8%       27.8%      (59.8)%        .4%      (16.6)
        Return on Average Total Capitalization           (1.7)%      11.3%       13.0%      (29.2)%        .3%      (11.9)
        Current Ratio                                     1.8         2.0         1.8         1.7         2.4         2.0
        Debt/Total Capitalization                        42.8%       41.0%       46.1%       54.6%       31.4%       29.2%
        Capital & Tooling Expenditures (Millions)    $   52.7    $   66.5    $   68.2    $   50.0    $   40.6      $ 36.1



ELEVEN-YEAR SUMMARY OF SELECTED FINANCIAL DATA

Years ended September 30                                1990          1989        1988        1987        1986
--------------------------
Operations ($ in millions)
        Net Sales                                   $1,145.6      $1,464.2    $1,360.0    $1,095.4      $803.9
        Gross Earnings                                 176.4         320.2       341.5       248.2       149.0
        Selling, General and Administrative            251.1         241.9       214.2       160.9       129.2
        Research and Development Expense                43.3          41.9        37.6        35.1        36.8
        Earnings (Loss) from Operations               (101.4)         70.2       127.3        87.3        19.8
        Interest Expense                                29.8          36.1        24.6        21.8        12.6
        Earnings (Loss) from Continuing
                Operations before Provision
                (Credit) for Income Tax               (123.0)         38.5       106.4        77.8        (2.6)
        Net Earnings (Loss)
                Continuing Operations                  (77.3)         21.0        61.5        38.4         3.4
                Discontinued Operations                   --          49.3        10.3         8.4         7.6
                Extraordinary Income and
                        Accounting Change                1.8            --         5.8        15.0         3.3
                                                    -----------------------------------------------------------
        Total Net Earnings (Loss)                   $  (75.5)     $   70.3    $   77.6    $   61.8      $ 14.3
                                                    ===========================================================
----------------------------------
Financial Position ($ in millions)
        Cash and Cash Equivalents                   $   15.3      $   19.8    $   23.1    $   48.6      $  9.7
        Receivables, net                               219.2         297.0       364.9       318.2       286.5
        Inventories                                    239.6         297.4       278.3       186.2       187.7
        Current Liabilities                            287.9         281.5       304.1       241.0       212.4
        Working Capital                                301.0         471.4       395.3       335.3       302.7
        Product Tooling and Plant and Equipment, net   329.6         320.5       307.5       277.8       233.7
        Total Assets                                 1,104.7       1,254.4     1,141.1       966.4       775.0
        Long-Term Debt                                 157.5         233.1       178.2       131.9        85.8
        Total Shareholders' Investment                 558.3         642.7       579.5       517.6       392.5

--------------------------
Per Common Share (Dollars)
        Average Number of Common Shares
                Outstanding and Common Stock
                Equivalents, if applicable (Millions)   19.4          19.3        19.2        18.3        17.0
        Net Earnings (Loss)
                Primary                             $  (3.89)     $   3.64    $   4.04    $   3.38      $  .85
                Fully Diluted                          (3.89)         3.64        4.04        3.38         .85
        Primary Net Earnings (Loss) From
                Continuing Operations                  (3.98)         1.09        3.20        2.10         .39
        Dividends Paid                                   .80           .80         .70         .64         .64
        Market Price - High                            31.75         46.00       37.12       38.00       38.50
        Market Price - Low                             10.87         28.00       16.25       23.87       21.37
        Shareholders' Investment, year-end             28.73         33.08       30.09       26.67       23.06

----------------
Other Statistics
        Operating Earnings as a Percent of Net Sales    (8.9)%         4.8%        9.4%        8.0%        2.5%
        Return on Average Shareholders' Investment     (12.4)%        12.0%       14.2%       13.9%        3.8%
        Return on Average Total Capitalization          (9.1)%         8.3%        10.7%      10.6%        2.9%
        Current Ratio                                    2.0           2.7          2.3        2.4         2.4
        Debt/Total Capitalization                       27.0%         28.3%        28.1%      20.5%       24.6%
        Capital & Tooling Expenditures (Millions)   $   61.1      $  110.3    $    88.8   $   57.9      $ 56.5

                                    -38-

STATEMENTS OF CONSOLIDATED EARNINGS
-----------------------------------

Years ended September 30     (Dollars in millions except amounts per share)
                                        1996          1995         1994
                                     ---------     ---------    ---------
Net Sales                            $1,121.5      $1,229.2     $1,078.4
Cost of Goods Sold                      892.2         931.8        826.4
                                     ---------     ---------    ---------
   Gross earnings                       229.3         297.4        252.0
Selling, General and Administrative
   Expense                              210.3         230.2        206.0
Restructuring Charges                    25.6            --           --
                                     ---------     ---------    ---------
   Earnings (Loss) from operations       (6.6)         67.2         46.0
                                     ---------     ---------    ---------
Non-Operating Expense (Income)
   Interest expense                      12.3          23.1         15.1
   Other, net                            (8.5)        (16.7)       (21.0)
                                     ---------     ---------    ---------
                                          3.8           6.4         (7.4)
                                     ---------     ---------    ---------

Earnings (Loss) before provision
   for income taxes                     (10.4)         60.8         53.4
Provision (Credit) for Income Taxes      (3.1)          9.4          4.9
                                     ---------     ---------    ---------
Net earnings (loss)                  $   (7.3)     $   51.4     $   48.5
                                     =========     =========    =========
Net Earnings (Loss) Per Share of
 Common Stock
   Primary                           $   (.36)     $   2.56     $   2.42
                                     =========     =========    =========
   Fully diluted                     $   (.36)     $   2.33     $   2.22
                                     =========     =========    =========

The accompanying notes are an integral part of these statements.

                                    -39-

STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
---------------------------------------------

Years ended September 30                              (Dollars in millions)
                                                       1996         1995
Assets                                               --------     --------
   Current Assets
   Cash and cash equivalents                         $  95.5      $  58.3
   Receivables (less reserve for doubtful
     receivables of $11.6 million in 1996 and $14.9
     million in 1995)                                  167.6        200.9
   Inventories                                         165.1        194.1
   Deferred income tax benefits                         15.6         23.8
   Other current assets                                 23.7         25.1
                                                     --------     --------
         Total Current Assets                          467.5        502.2

Product Tooling, net                                    51.6         52.0
Plant and Equipment, net                               218.9        224.3
Intangibles                                             38.3         40.6
Pension Asset                                           50.1         45.3
Other Assets                                            47.3         42.6
                                                     --------     --------
         Total Assets                                $ 873.7      $ 907.0
                                                     ========     ========
Liabilities and Shareholders' Investment
Current Liabilities
   Accounts payable                                  $  90.0      $  99.6
   Accrued liabilities                                 151.9        142.8
   Accrued income taxes                                 11.2          6.2
   Current maturities and sinking fund requirements
     of long-term debt                                    .2           .2
                                                     --------     --------
      Total Current Liabilities                        253.3        248.8

Long-Term Debt                                         177.6        177.4
Postretirement Benefits Other than Pensions            100.7        102.6
Other Non-Current Liabilities                          104.5        122.4

Shareholders' Investment
   Common stock-- 90 million shares authorized at
     15 cents par value each with 20.1 million shares
     outstanding in 1996 and 20.0 million shares in
     1995                                                3.0          3.0
   Capital in excess of par value of common stock      114.1        112.2
   Accumulated earnings employed in the business       134.4        149.7
   Minimum pension liability adjustment                 (3.1)          --
   Cumulative translation adjustments                   (8.5)       ( 5.5)
   Treasury stock at cost, 0.1 million shares in
      1996 and 0.2 million shares in 1995               (2.3)        (3.6)
                                                     --------     --------
       Total Shareholders' Investment                  237.6        255.8
                                                     --------     --------
         Total Liabilities and Shareholders'
            investment                               $ 873.7      $ 907.0
                                                     ========     ========

The accompanying notes are an integral part of these statements.

STATEMENTS OF CONSOLIDATED CASH FLOWS
-------------------------------------

Years ended September 30                                                 (Dollars in millions)
                                                                      1996        1995       1994
                                                                   --------    --------   --------
Cash Flows from Operating Activities
Net earnings (loss)                                                $  (7.3)    $  51.4    $  48.5
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
    Depreciation and amortization                                     54.7        47.6       44.0
    Restructuring charges                                             21.6          --         --
    Changes in current accounts excluding the effects of
      acquisitions and noncash transactions:
      Decrease (increase) in receivables                              32.4       (32.4)     (10.4)
      Decrease (increase) in inventories                              27.3       (29.5)      (8.5)
      Decrease (increase) in other current assets                     (3.6)      (13.2)     (12.2)
      Increase (decrease) in accounts payable, accrued
       liabilities and income taxes                                  (15.1)       14.1       (3.7)
      Increase (decrease) in deferred items                          (20.6)       13.7         .2
      Other, net                                                       1.7         (.3)       (.6)
                                                                   --------    -------    --------
            Net cash provided by operating activities                 91.1        51.4       57.3

Cash Flows from Investing Activities
Investments                                                             --        (9.9)        --
Expenditures for plant and equipment, and tooling                    (52.7)      (66.5)     (68.2)
Proceeds from sale of plant and equipment                              2.7        11.8        6.8
Other, net                                                             (.5)       (1.2)      (1.6)
                                                                   --------    -------    --------
            Net cash used for investing activities                   (50.5)      (65.8)     (63.0)

Cash Flows from Financing Activities
Payments of long-term debt, including current maturities               (.2)       (1.1)     (15.1)
Cash dividends paid                                                   (6.1)       (8.0)      (7.9)
Other, net                                                             3.4         1.0        3.3
                                                                   --------    -------    --------
            Net cash used for financing activities                    (2.9)       (8.1)     (19.7)

Exchange rate effect on cash                                           (.5)         .5        1.3
                                                                   --------    -------    --------
Net increase (decrease) in cash and cash equivalents                  37.2       (22.0)     (24.1)
Cash and cash equivalents at beginning of year                        58.3        80.3      104.4
                                                                   --------    -------    --------
Cash and cash equivalents at end of year                           $  95.5     $  58.3    $  80.3
                                                                   ========    =======    ========

Supplemental Cash Flow Disclosures
   Interest paid                                                   $  15.4     $  19.7    $  17.1
   Income taxes paid                                               $   3.5     $   3.4    $   7.4
                                                                   ========    =======    ========

The accompanying notes are an integral part of these statements

                                    -41-

STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' INVESTMENT
--------------------------------------------------------------

Years ended September 30                               (In millions)

                                                            Capital                                   Cumula-
                                                           in Excess     Accumulated                   tive
                                        Issued               of Par       Earnings     Minimum        Trans-
                                      Common Stock          Value of     Employed       Pension        lation
                                    -----------------        Common        in the      Liability      Adjust-      Treasury
                                    Shares*    Amount        Stock       Business      Adjustment      ment         Stock
                                    ------     ------      --------      --------      --------      --------      -------
Balance--September 30, 1993           20.0      $ 3.0       $ 107.4      $  65.7       $    --        $(10.8)       $(4.4)

Net earnings                            --         --            --         48.5            --            --           --
Dividends declared-$.40 per share       --         --            --         (7.9)           --            --           --
Shares issued under stock
  plans                                 .2         --           3.3           --            --            --           --
Translation adjustments                 --         --            --           --            --           4.2           --
                                     -----      -----      --------      --------      --------       -------       ------
Balance--September 30, 1994           20.2      $ 3.0       $ 110.7      $ 106.3       $    --        $ (6.6)       $(4.4)

Net earnings                            --         --            --         51.4            --            --           --
Dividends declared-$.40 per share       --         --            --         (8.0)           --            --           --
Shares issued under stock
  plans                                 --         --           1.5           --            --            --           .8
Translation adjustments                 --         --            --           --            --           1.1           --
                                     -----      -----       -------      --------      --------       -------       ------
Balance--September 30, 1995           20.2      $ 3.0       $ 112.2      $ 149.7       $    --        $ (5.5)       $(3.6)

Net loss                                --         --            --         (7.3)           --            --           --
Dividends declared--$.40 per share      --         --            --         (8.0)           --            --           --
Minimum pension liability adjustment    --         --            --           --          (3.1)           --           --
Shares issued under stock
  plans                                 --         --           1.9           --            --            --          1.3
Translation adjustments                 --         --            --           --            --          (3.0)          --
                                     -----      -----       -------      --------      --------       -------       ------
Balance--September 30, 1996           20.2      $ 3.0       $ 114.1      $ 134.4       $  (3.1)       $ (8.5)       $(2.3)
                                     =====      =====       =======      ========      ========       =======       ======

* Includes shares of treasury stock.
The accompanying notes are an integral part of these statements.

                                    -42-
[FN]

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 Nature of Business and Significant Accounting Policies
 -------------------------------------------------------------

 Nature of Business
 ------------------
 Outboard Marine Corporation, and its subsidiaries, (the "Company") is a multinational company which operates in the marine recreation business. The Company manufactures and markets marine engines, boats and marine parts and accessories.

 Principles of Consolidation
 ---------------------------
 The accounts of all significant subsidiaries were included in the Consolidated Financial Statements. Intercompany accounts, transactions and earnings have been eliminated in consolidation. At September 30, 1996, all subsidiaries were wholly owned except those referred to in Note 2 to the Consolidated Financial Statements.

 Accounting Estimates
 --------------------
 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and Cash Equivalents
 -------------------------
 For purposes of the Statements of Consolidated Cash Flows, marketable securities with an original maturity of three months or less are considered cash equivalents.
     The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $21.1 million and $26.4 million which had not yet been paid by the banks at September 30, 1996 and 1995, respectively, were reflected in trade accounts payable in the Statements of Consolidated Financial Position.

 Inventories
 -----------
 The Company's domestic inventory is carried at the lower of cost or market using principally the last-in, first-out (LIFO) cost method. All other inventory (23% in 1996 and 26% in 1995) is carried at the lower of first-in, first-out (FIFO) cost or market.
     During 1996, the liquidation of LIFO inventory quantities acquired in prior years at costs lower than 1996 purchases increased earnings before tax by $1.3 million. There were no material liquidations of LIFO inventory quantities in 1995 or 1994.

 Product Tooling, Plant and Equipment and Depreciation
 -----------------------------------------------------
 Product tooling costs are amortized over a period not exceeding five years, beginning the first year the related product is sold. Plant and equipment are recorded at cost and depreciated substantially on a straight-line basis over their estimated useful lives as follows: buildings, 10 to 40 years; machinery and equipment, 4 to 12 1/2 years. Depreciation is not provided on construction in progress until the related assets are placed into service.
     Amortization of tooling and depreciation of plant and equipment was $52.1 million, $45.4 million and $42.0 million for the years ended September 30, 1996, 1995 and 1994, respectively. When plant and equipment is retired or sold, its cost and related accumulated depreciation are written-off and the resulting gain or loss is included in net earnings.
     Maintenance and repair costs are charged directly to earnings as incurred and were $29.4 million, $32.4 million and $28.7 million for 1996, 1995 and 1994, respectively. Major rebuilding costs which substantially extend the useful life of an asset are capitalized and depreciated.

 Intangibles
 -----------
 The Statements of Consolidated Financial Position included net amounts for intangibles, including goodwill, of $38.3 million on September 30, 1996, as compared with net intangibles of $40.6 million on September 30, 1995. Intangibles are amortized over 15 to 40 years. The carrying value of the intangible assets is periodically reviewed by the Company based on the expected future operating earnings of the related units.
     Amortization of intangibles was $1.8 million, $1.2 million and $1.3 million for 1996, 1995 and 1994, respectively.

 Revenue Recognition
 -------------------
 Upon shipment of products to unaffiliated customers, the Company recognizes sales and related expenses including estimated warranty costs.

 Advertising Costs
 -----------------
 Advertising costs are charged to expense as incurred and were $31.8 million, $35.9 million and $30.8 million for 1996, 1995 and 1994, respectively.

 Warranty
 --------
 The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at time of sale based upon actual claims history. Actual warranty costs incurred are charged against the accrual when paid.

 Research and Development Costs
 ------------------------------
 Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such expenditures were $41.8 million, $41.6 million and $36.5 million for 1996, 1995 and 1994, respectively.

 Translation of Non-U.S. Subsidiary Financial Statements
 -------------------------------------------------------
 The financial statements of non-U.S. subsidiaries are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end exchange rates; sales and expenses at average exchange rates; shareholders' investment at historical exchange rates. Gains and losses from translating non-U.S. subsidiaries' financial statements are recorded directly in shareholders' investment. The Statements of Consolidated Earnings for 1995 and 1994 include foreign exchange losses (gains) of $(0.6) million and $2.6 million, respectively, which resulted primarily from commercial transactions and forward exchange contracts. In 1996, there was no net foreign exchange gain or loss.

 Impairment of Long-Lived Assets
 -------------------------------
 Effective October 1, 1996, the Company will adopt the Financial Accounting Standards Board's Statement of Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets t o Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company will continue to evaluate long-lived assets. Further restructuring decisions may result in future impairment write-downs. As of September 30, l996, there were no known assets whose value may be impaired.

 Earnings Per Share of Common Stock
 ----------------------------------
 Primary earnings (loss) per share of common stock are computed based on the weighted average number of shares of common stock and common stock equivalents outstanding of 20.1 million, 20.1 million and 20.0 million for the years ended September 30, 1996, 1995 and 1994, respectively. The computation of fully diluted earnings (loss) per share of common stock assumed conversion of the 7% convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For the fully diluted earnings per share computations for 1996, 1995 and 1994, shares were computed to be 23.6 million, 23.5 million and 23.4 million, respectively. For 1996, the computation of fully diluted earnings
 (loss) per share was antidilutive; therefore, the amounts reported for primary and fully diluted earnings (loss) per share are identical.

 Note 2 Joint Venture and Investments
 ------------------------------------
 In July 1995, the Company and FICHT GmbH of Kirchseeon, Germany announced the formation of a strategic alliance for the development and worldwide manufacturing and marketing of high pressure fuel injection systems and other technologies. Under the terms of the strategic alliance, the Company acquired a 51% interest in FICHT GmbH. The Ficht family retained a 49% interest and continues to operate the business. FICHT GmbH and Co. KG (FICHT) is the name of the resulting business. The Company has an exclusive license for the marine industry for the FICHT fuel injection system. Royalty income, if any, resulting from other licensing of the technology will be distributed through FICHT.
     In July 1993, the Company and AB Volvo Penta and Volvo Penta of the Americas, Inc. formed a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems. The joint venture is 60% owned by Volvo Penta of the Americas, Inc. (Volvo Penta) and 40% owned by the Company. The jointly produced marine power systems are marketed by Volvo Penta to independent boat builders worldwide and are used in boats manufactured by subsidiaries of the Company. The units carry the Volvo Penta brand name.
     The equity method of accounting is used for the joint venture. At September 30, 1996 and 1995, the Company's investment including current net accounts receivable was $13.6 and $18.8 million, respectively. The joint venture is a manufacturing and aftermarket joint venture. The Company recognizes gross profit relating to certain parts sales and incurs expenses for product development that are part of the joint venture. The Company's share of the joint venture's earnings were $4.4 million, $4.9 million and $ 4.1 million in 1996, 1995 and 1994, respectively, which were included in other expense (income) in the Statements of Consolidated Earnings.

 Note 3 Restructuring Charges
 ----------------------------
 During fiscal year 1996, the Company recorded $25.6 million in restructuring charges. Included was $20.1 million for closings of distribution operations and write-down of manufacturing facilities outside the United States. The North American and European sales and marketing operations are being realigned to more effectively meet market needs.
     Accrued liabilities included restructuring charges of $18.5 million and $11.4 million at September 30, 1996 and 1995, respectively. The remaining accrual at September 30, 1996, represents amounts primarily for severance payments and other closure costs of overseas manufacturing companies. The bulk of the charges are expected to be paid during the 1997 fiscal year.
     The Company continually evaluates its cost structure and facilities in light of current market conditions and market demand. Further restructuring action may be deemed appropriate in the future.

 Note 4 Inventories
 ------------------
 The various components of inventory were as follows:

                                     (Dollars in millions)
     September 30                        1996       1995
     -----------------------------     -------    -------
     Finished product                  $ 75.6     $ 78.1
     Raw material, work in process
          and service parts             131.2      156.4
                                       -------    -------
       Inventory at current cost
          which is less than market     206.8      234.5
     Excess of current cost over
          LIFO cost                      41.7       40.4
                                       -------    -------
              Net inventory            $165.1     $194.1
                                       =======    =======

 Note 5 Plant and Equipment
 --------------------------

 Plant and equipment components were as follows:

                                (Dollars in millions)
     September 30                   1996      1995
     ------------------------     -------   -------
     Land and improvements        $ 21.0    $ 21.4
     Buildings                     149.5     144.0
     Machinery and equipment       379.7     367.9
     Construction in progress       14.9      25.6
                                  -------   -------
                                   565.1     558.9
     Accumulated depreciation      346.2     334.6
                                  -------   -------
     Plant and equipment, net     $218.9    $224.3
                                  =======   =======

 Note 6 Accrued Liabilities
 --------------------------
 Accrued liabilities were as follows:
                                         (Dollars in millions)
     September 30                            1995       1994
     ---------------------------------      -------    -------
     Compensation and pension programs
       and postretirement medical          $ 25.1     $ 30.2
     Warranty                                23.3       25.4
     Marketing program                       35.3       35.9
     Restructuring                           18.5       11.4
     Other                                   49.7       39.9
                                           -------    -------
     Accrued liabilities                   $151.9     $142.8
                                           =======    =======

 Note 7 Short-Term Borrowings and Accounts Receivable Sales Agreements
 ---------------------------------------------------------------------
 A summary of short-term borrowing activity follows:
                                         (Dollars in millions)
                                       1996       1995       1994
                                      ------     -------    ------
     Outstanding at September 30-
     Bank borrowing                   $  --      $   --     $  --
     Average interest rate               --          --        --

     Average for the year-
     Borrowing                        $ 5.7      $ 55.3     $ 7.6
     Interest rate                      6.6%        7.2%      6.4%
     Maximum month end borrowing      $15.0      $100.0     $40.0
                                      ======      ======    ======

 The Company has a revolving credit agreement which provides for loans of up to $200 million. The agreement expires not later than December 31, 1998. A facility fee is payable under the revolving credit agreement. The Company's non-U.S. subsidiaries had additional uncommitted lines of credit of approximately $3.5 million on September 30, 1996. As of September 30, 1996, the Company and non-U.S. subsidiaries together had unused facilities credit of $184.6 million (net of outstanding letters of credit of $18.9 million).
     In December 1995, the Company entered into receivables sales agreements, as amended, expiring June 30, 1997, whereby the Company agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). In order to maintain the balance in the designated pool of Receivables sold, the Company is obligated to sell undivided percentage interests in new Receivables as existing Receivables are collected. The Company retains a residual interest in the Receivables sold, thus receivables are only reduced by the net outstanding proceeds from the sales. During the course of fiscal year 1996, sales of receivables averaged $23.3 million with maximum sales of $55.0 million in April 1996. At September 30, 1996, the Company had no net outstanding proceeds and may receive up to $55 million of additional proceeds on a revolving basis. The Company has retained substantially the same credit risk as if the Receivables had not been sold.
 The costs associated with the receivables sales agreements are included in non-operating expense - other, net in the Statements of Consolidated Earnings for the year ended September 30, 1996.
     Under both the revolving credit agreement, as amended, and the receivables sales agreements, as amended, the Company is required to meet certain financial covenants throughout the year. The Company is in compliance with these financial covenants.

 Note 8 Long-Term Debt
 ---------------------
 Long-term debt on September 30, 1996 and 1995, net of current maturities and sinking fund requirements included in current liabilities, consisted of the following:

                                                        (Dollars in millions)
                                                           1996       1995
                                                          ------     ------
     7% convertible subordinated debentures due 2002      $ 74.8     $ 74.8
     9-1/8% sinking fund debentures due through 2017        64.8       64.8
     Medium-term notes due 1998 through 2001 with rates
                 ranging from 8.16% to 8.625%               24.8       24.5
     Industrial revenue bonds with rates ranging from
                 6.0% to 12.037% and other debt             13.2       13.3
                                                          ------     ------
                                                          $177.6     $177.4
                                                          ======     ======

 On September 30, 1996, the Company held $34.8 million of its 9 1/8% sinking fund debentures, which will be used to meet sinking fund requirements of $5.0 million per year in the years 1998 through 2004. Amounts are recorded as a reduction of outstanding debt.
     The agreements covering both long and short-term debt instruments contain, among other things, a dividend and other restricted payments test, interest coverage ratios and capitalization ratios which limit the redemption or retirement of shares of common stock. At September 30, 1996, the Company was in compliance with these financial covenants.
     Maturities and sinking fund requirements of long-term debt for each of the next five years are as follows:

             (Dollars in millions)
             ---------------------
     1997            $  .2
                     -----
     1998            $ 5.2
                     -----
     1999            $11.2
                     -----
     2000            $ 7.0
                     -----
     2001            $ 6.3
                     -----

     See Note 14 concerning the 1996 reversal of $5.0 million of previously provided interest.

 Note 9 Financial Instruments
 ----------------------------
 The Company enters into various financial instruments in the normal course of business to help manage certain assets and liabilities. The agreements are with major financial institutions which are expected to fully perform under the terms of the instruments, thereby mitigating the credit risk from the transactions.

     The carrying value of cash and cash equivalents, receivables, the current maturities of long-term debt and accounts payable approximate their fair value because of the short maturity of these instruments.
     The fair value of the long-term debt was $171.7 million and $180.9 million at September 30, 1996 and 1995, respectively, versus carrying amounts of $177.6 million and $177.4 million at September 30, 1996 and 1995, respectively. The fair value of long-term debt was based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.
     The Company has entered into several interest rate swap agreements as a means of managing its proportion of fixed to variable interest rate exposure. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates. At September 30, 1996 and 1995, the Company had outstanding fixed to floating interest rate swap agreements having a total notional principal amount of $100 million expiring November 25, 1996. These agreements effectively convert a fixed interest rate (Company receives) for a floating rate (Company pays) based on the London Interbank Offered Rate (LIBOR), which is reset every six months in arrears. The fair value of the interest rate swap agreements at September 30, 1996 and 1995 was an estimated termination liability of $0.5 and $1.8 million, respectively. This potential expense at each fiscal year end had not yet been reflected in net earnings as it represents the hedging of long-term activities to be amortized in future reporting periods. The fair value is the estimated amount the Company would have paid to terminate the swap agreements.
     The Company purchases currency options to hedge particular anticipated but not yet committed sales expected to be denominated in such currencies. The Company amortizes the cost of the options over the term of the instruments. At September 30, 1996, the Company had Belgium franc put options for $32 million with a market value of $1.1 million and a French franc put option for $10 million with a market value of $0.2 million, both of which settle September 30, 1997. This potential income had not yet been reflected in net earnings at September 30, 1996, as it represents hedging of fiscal 1997 activities. The fair values were obtained from major financial institutions based upon the market values as of September 30, 1996.
     The Company purchases commodity options to hedge anticipated purchases of aluminum. The Company amortizes the cost of the options over the term of the instruments. At September 30, 1996, the Company had options covering approximately 25% of annual forecasted aluminum purchases. The fair market value of these options was $0.2 million at September 30, 1996. The fair market value was obtained from a major financial institution based upon the market value of those options at September 30, 1996.

 Note 10 Preferred Stock and Shareholder Rights Plan
 ---------------------------------------------------
 The Company has 3,000,000 shares of $10 par value preferred stock authorized. None has been issued. The board of directors has the authority to establish certain rights, preferences and limitations of the preferred stock prior to its issuance.
     On April 24, 1996, the Company adopted a shareholder rights plan to replace the one which expired on June 23, 1996. The rights associated with the new plan will expire on June 23, 2006. All shareholders have one right per share of the Company's common stock held.
     The plan is intended to promote continuity and stability, deter coercive or partial offers which will not provide fair value to all shareholders, and enhance the board of directors' ability to represent all shareholders and thereby maximize shareholder value.

     Each right will entitle its holder to buy 1/1,000 of a newly-issued share of the Company's preferred stock at an exercise price of $115. The rights will be exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock, commences a tender or exchange offer that would, if successful, result in such person or group owning beneficially 15% or more of the Company's common stock, or the board of directors determines that any person owning beneficially 10% or more of the Company's common stock is an adverse person.
     If a 15%-or-more shareholder or adverse person (an "Acquiring Person") engages in certain transactions in which the Company survives, each right not owned by the Acquiring Person or related parties will entitle its holder to purchase, at the right's then current exercise price, shares of the Company's common stock having a value of twice the right's then current exercise price. In addition, if after any person has become an Acquiring Person, the Company is involved in certain transactions with another person, after which the Company ceases to exist, each right will entitle its holder to purchase, at the right's then current exercise price, shares of common stock of such other person having a value of twice the right's then current exercise price.
     The Company will generally be entitled to redeem the rights at $.01 per right at any time until 10 days (subject to extension) following a public announcement that a 15% position has been acquired or that an adverse person has acquired 10%.
     Under the new shareholder rights plan, there have been reserved for issuance 90,000 shares of the Company's preferred stock.

 Note 11 Common Stock
 --------------------
 In 1992, the Company issued $74.75 million principal amount of 7% subordinated convertible debentures. The debentures are convertible into 3,359,550 shares of common stock (which have been reserved) at a conversion price of $22.25 per share.
     Under the provisions of the OMC Executive Equity Incentive Plan which was adopted in 1989, 1,200,000 shares of common stock were reserved for non-incentive and incentive stock options and stock appreciation rights granted or to be granted to executive employees at not less than 85% of the fair market value at the date of grant. Non-incentive stock options and stock appreciation rights are exercisable not later than fifteen years after the date of grant.
     Under the provisions of the 1994 OMC Long-Term Incentive Plan, 1,000,000 shares of common stock were reserved for non-incentive stock options and stock appreciation rights granted or to be granted to executive employees at not less than 100% of the fair market value at the date of grant and for restricted stock, performance shares or units and limited stock appreciation rights. In addition, the 1994 OMC Long-Term Incentive Plan provides for the use of any shares which are or become available under the OMC Executive Equity Incentive Plan. Non-incentive stock options and stock appreciation rights are exercisable not later than 15 years after the date of grant.
     Of the 126,100 shares of restricted stock granted under the OMC Executive Equity Incentive Plan, there remain outstanding 65,700 shares. In addition, 255,000 shares of restricted stock were granted during fiscal 1996 under the 1994 OMC Long-Term Incentive Plan. These shares also have a five year vesting schedule, are forfeited upon termination, except as a result of retirement, death or permanent disability, and fully vest upon a change-in-control of the Company. During the restricted period, the recipients of the recent grant will receive dividends in the form of additional shares of Restricted Stock and shall not have the right to vote the stock.

A summary of option data for all plans follows:

                                            Number of       Option Exercise
                                          Option Shares     Price Per Share
                                          -------------     -----------------
    Options outstanding and unexercised
               at September 30, 1993         924,300        $ 10.00- $ 23.00

           Options granted                   457,000        $ 18.50- $ 24.625
           Options exercised                (181,855)       $ 10.00- $ 21.375
           Options cancelled                 (87,225)       $ 10.00- $ 21.375
                                          -----------       -----------------
    Options outstanding and unexercised
               at September 30, 1994       1,112,220        $ 10.00- $ 24.625

           Options granted                   153,200        $ 20.875- $ 29.225
           Options exercised                 (41,715)       $ 10.00- $ 21.375
           Options cancelled                 (40,460)       $ 18.50- $ 24.625
                                          -----------       ------------------
    Options outstanding and unexercised
               at September 30, 1995       1,183,245        $ 10.00- $ 29.225

           Options granted                   233,500        $ 16.00 - $ 20.00
           Options exercised                 (36,730)       $ 10.00- $ 19.375
           Options cancelled                (102,415)       $ 10.00- $ 24.625
                                          -----------       ------------------
    Options outstanding and unexercised
               at September 30, 1996       1,277,600        $ 10.00- $ 29.225
                                          ===========       ==================
    Exercisable at September 30, 1996        787,150        $ 10.00- $ 29.225
                                          ===========       ==================

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." This standard establishes financial accounting and reporting standards for stock-based employee compensation. The Company plans to adopt the pro forma disclosure requirements of the statement, and will continue to apply the accounting provisions of Accounting Principles Board Opinion No. 25, as allowed by the standards. This disclosure will be effective for the fiscal 1997 financial statements.

 Note 12 Retirement Benefit and Incentive Compensation Programs
 --------------------------------------------------------------
     The Company and its subsidiaries have retirement benefit plans covering a majority of its employees. Worldwide pension calculations resulted in expense (income) of $0.3 million, $(0.5) million and $(0.3) million in 1996, 1995 and 1994, respectively.
     The following schedule of pension expense (income) presents amounts relating to the Company's material pension plans (United States and Canada):

                                             (Dollars in millions)
     Years ended September 30            1996        1995       1994
     ---------------------------------- -------     -------    -------
     Benefits earned during the period  $  6.2      $  5.4     $  6.2
     Interest cost on projected benefit
       obligation                         25.4        24.2       23.3
     Return on pension assets            (46.5)      (66.0)       2.6
     Net amortization and deferral        15.7        34.3      (34.0)
                                        -------     -------    -------
       Net periodic pension expense
         (income)                       $   .8      $ (2.1)    $ (1.9)
                                        =======     =======    =======

 Actuarial assumptions used for the Company's principal defined benefit plans:

     September 30                               1996       1995      1994
     ---------------------------------------   ------     ------    ------
     Discount rates                                8%     7 3/4%    8 1/4%
     Rate of increase in compensation levels
           (salaried employee plans)               5%         5%        5%
     Expected long-term rate of return on
        assets                                 9 1/2%     9 1/2%    9 1/2%

 The funded status and pension liability were as follows:

                                             (Dollars in millions)
                                  ------------------------------------------
                                       Plans Whose       Plans Whose Accumu-
                                      Assets Exceed         lated Benefits
                                  Accumulated Benefits       Exceed Assets
     September 30                    1996       1995        1996      1995
     --------------------------   --------   --------     -------   -------
     Actuarial present value
       of benefit obligation
       Vested                     $ 298.5    $ 269.7      $ 14.0    $ 11.6
       Nonvested                     32.8       28.0         1.2       1.1
                                  --------   --------     -------   -------
       Accumulated benefit
         obligation                 331.3      297.7        15.2      12.7
     Effect of projected future
       compensation increases        21.3       19.7         1.3       1.0

                                  --------   --------     -------   -------
     Projected benefit
       obligation                   352.6      317.4        16.5      13.7
     Plan assets at fair market
       value                        387.2      360.9          --        --
                                  --------   --------      ------   -------
     Plan assets (in excess of) less
       than projected benefit
       obligation                   (34.6)     (43.5)       16.5      13.7
     Unrecognized net (loss)        (16.8)     (13.2)       (4.4)     (2.7)
     Prior service cost not yet
       recognized in net
       periodic pension expense     (15.7)      (9.5)        (.7)      (.7)
     Remaining unrecognized net
       asset (obligation)
       arising from the initial
       application of SFAS No. 87    17.0       20.9         (.5)      (.7)
     Adjustment required to
       recognize minimum liability     --         --         4.3       3.1
                                  --------   --------     -------   -------
       Pension liability (asset)
          recognized in the
          Statements of Consolidated
          Financial Position      $ (50.1)   $ (45.3)     $ 15.2    $ 12.7
                                  ========   ========     =======   =======

     The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance of $3.1 million is reported as a separate reduction of shareholders' investment at September 30, 1996.

     One of the Company's major defined benefit plans provides that upon a change in control of the Company and upon certain other actions by the acquirer, all participants of this plan would become vested in any excess of plan assets over total accumulated benefit obligations.
     The Company provides certain healthcare and life insurance benefits for eligible retired employees, primarily employees of the Milwaukee, Wisconsin, Waukegan, Illinois, and former Galesburg, Illinois plants as well as Marine Power Products and the Corporate office. Employees at these locations become eligible if they have fulfilled specific age and service requirements. These benefits are subject to deductible, co-payment provisions and other limitations, which are amended periodically. The Company reserves the right to make additional changes or terminate these benefits in the future.
     On January 1, 1994 and to be effective in 1998, the Company introduced a cap for the employer-paid portion of medical costs for non-union active employees. The cap is tied to the Consumer Price Index.
     The net cost of providing postretirement healthcare and life insurance benefits included the following components:
                                            (Dollars in millions)
    Years ended September 30              1996         1995      1994
    --------------------------------     -------     -------    -------
    Service cost-benefits attributed
        to service during the period     $  1.0      $  1.0     $  1.3
    Interest cost on accumulated
        postretirement benefit
        obligation                          6.4         6.9        7.0
    Amortization of prior service
        cost and actuarial gain            (1.9)       (1.8)      (1.8)
                                         -------     -------    -------
    Net periodic postretirement
        benefit cost                     $  5.5      $  6.1     $  6.5
                                         =======     =======    =======

 The amounts recognized in the Company's Statements of Consolidated Financial Position included:
                                       (Dollars in millions)
    September 30                         1996        1995
    ------------------------------     -------     -------
    Accumulated postretirement
        benefit  obligation
       Retirees                        $ 64.5      $ 64.5
       Fully eligible active plan
           participants                  11.5         8.2
       Other active plan
           participants                  19.3        20.3
       Prior service credit              10.7        12.5
       Unrecognized net gain               .7         4.3
                                       -------     -------
          Net obligation               $106.7      $109.8
                                       =======     =======

     The accumulated postretirement benefit obligation was determined using an 8% and 7 3/4% weighted average discount rate at September 30, 1996 and 1995, respectively. The health care cost trend rate was assumed to be 9% in fiscal year 1996, gradually declining to 7% over two years and remaining constant thereafter. In fiscal year 1995, the health care cost trend rate was assumed to be 10%, gradually declining to 7% over three years and remaining constant thereafter. A one percentage point increase of this annual trend rate would increase the accumulated postretirement benefit obligation at September 30, 1996 by approximately $7.3 million and the net periodic cost by $0.5 million for the year.
                                    -54-

     Under the OMC Executive Bonus Plan, the compensation committee of the board of directors, which administers the plan and whose members are not participants in the plan, has authority to determine the extent to which the Company meets, for any fiscal year, the performance targets for that fiscal year which are set by the committee no later than the third month of the fiscal year. In fiscal years 1996, 1995 and 1994, $0.8 million, $5.1 million and $3.9 million, respectively, was charged to earnings under this plan.
     The 1994 OMC Long-Term Incentive Plan and its predecessor plan authorize the awarding of performance units or performance shares, each with a value equal to the value of a share of common stock at the time of award.
 Performance units or performance shares will be earned and paid in cash or shares, or both, based upon the judgment of the compensation committee of the Company's board of directors whose members are not participants in the plan, as to the achievement of various goals over multi-year award cycles. In 1996, 1995 and 1994, respectively, $(0.4) million, $1.1 million and $1.4 million were charged (credited) to earnings for the estimated cost of performance units earned under the plan.

 Note 13 Other Expense (Income), Net
 -----------------------------------
 Other non-operating expense (income) in the Statements of Consolidated Earnings consisted of the following items:

                                         (Dollars in millions)
     Years ended September 30            1996       1995      1994
     -----------------------------     -------    -------   -------
     Expense (Income)--
       Interest earned                 $ (4.1)    $ (7.0)   $ (3.6)
       Foreign exchange losses (gains)     --        (.6)      2.6
       (Gain) loss on disposition
          of plant and equipment           .9       (1.8)      (.6)
       Transfer of Hong Kong
          land rights                      --         --     (10.5)
       Joint venture earnings            (4.4)      (4.9)     (4.1)
       Discount charges--
          Accounts Receivable Sales       1.7         --        --
       Miscellaneous, net                (2.6)      (2.4)     (6.3)
                                       -------    -------   -------
                                       $ (8.5)    $(16.7)   $(22.5)
                                       =======    =======   =======

 Note 14 Income Taxes
 --------------------
 The provision for income taxes consisted of the following components:

                                             (Dollars in millions)
     Years ended September 30               1996      1995      1994
     ------------------------------------  ------   -------   -------
     Provision for current income taxes
        Federal                            $(5.6)    $19.8    $ 12.5
        State                                 --       3.7       2.4
        Non-U.S.                             2.5      10.6       5.7
                                           ------   -------   -------
          Total current                     (3.1)     34.1      20.6
     Changes to valuation allowance           --     (24.7)    (15.7)
                                           ------   -------   -------
              Total provision              $(3.1)   $  9.4    $  4.9
                                           ======   =======   =======

 The significant short-term and long-term deferred tax assets and liabilities were as follows:

                                            (Dollars in millions)
     September 30                             1996         1995
     -----------------------------------   --------     --------
     Deferred tax assets
         Litigation and claims             $  16.9      $  14.8
         Product warranty                     10.7         10.3
         Marketing programs                   15.3         15.2
         Postretirement medical benefits      42.7         43.5
         Restructuring                         7.6          8.2
         Loss carryforwards                   29.6         22.0
         Other                                46.5         46.0
         Valuation allowance                 (92.8)       (92.8)
                                           --------     --------
            Total deferred tax assets      $  76.5      $  67.2
                                           ========     ========

     Deferred tax liabilities
         Depreciation and amortization     $ (12.4)    $ ( 7.5)
         Employee benefits                   (14.0)      (12.3)
         Other                               (12.3)      (12.0)
                                           --------    --------
            Total deferred tax liabilities   (38.7)      (31.8)
                                           --------    --------
                Net deferred tax assets    $  37.8     $  35.4
                                           ========    ========

     The Company believes the recorded net deferred tax assets of $37.8 million, of which $22.2 million is reflected as a net long-term asset, will be realized. A valuation allowance of $92.8 million has been recorded at September 30, 1996, to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $22.2 million relates to deferred tax assets established for foreign and state loss carryforwards.
     As of September 30, 1996, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for income tax purposes of $44.8 million. Of this amount, $8.0 million will expire by 2001, with the remaining balance being unlimited. In addition , the Company has $26.4 million of Federal net operating loss carryforwards expiring in 2011 and $81.4 million of state net operating loss carryforwards expiring between 1997 and 2011. These carryforwards are entirely offset by the valuation allowance. No benefit has been recognized in the Consolidated Financial Statements.
     Several factors would generally enable the Company to recognize the deferred tax assets that have been offset by the valuation allowance. Historical profitability, forecasted earnings, and management's determination "it is more likely than not" the deferred tax assets will be realized against forecasted earnings, all affect whether the remaining U.S. deferred tax assets may be recognized, through a reversal of the valuation allowance. Because the deferred tax asset realization factors were adversely affected by the 1996 fiscal year results, it is unlikely the reversal of the valuation allowance will occur in 1997.

     The following summarizes the major differences between the actual provision for income taxes on earnings (losses) and the provision (credit) based on the statutory United States Federal income tax rate:

                                            % to pretax earnings
     Years ended September 30              1996      1995     1994
     ----------------------------------  -------   -------  -------
     At statutory rate                   (35.0)%    35.0%    35.0%
     State income taxes, net of
       Federal tax deduction               (.2)      4.0      3.0
     Tax effect of non-U.S.
       subsidiary earnings (loss) taxed
       at other than the U.S. rate        11.4       9.6     (6.2)
     Tax benefit not provided on
       foreign operating losses           20.6       1.2       --
     Tax effect of goodwill
       amortization and write-offs         3.3       8.7      5.4
     Reversal of valuation allowance        --     (44.8)   (29.2)
     Federal tax effect prior year's
       state income taxes paid            13.6        --       .6
     Tax effects of audit settlements    (50.5)       --       --
     Other                                 7.0       1.7       .6
                                         -------   -------  -------
     Actual provision                    (29.8)%    15.4%     9.2%
                                         =======   =======  =======

 Domestic and non-U.S. earnings before provision (credit) for income taxes consisted of the following:

                                              (Dollars in millions)
     Years ended September 30               1996      1995      1994
     ----------------------------------   -------   -------   -------
     Earnings (Loss) before provision
        for income taxes
            United States                 $ (8.1)   $ 46.8    $ 33.2
            Non-U.S.                        (2.3)     14.0      20.2
                                          -------   -------   -------
              Total                       $(10.4)   $ 60.8    $ 53.4
                                          =======   =======   =======

     The above non-U.S. loss of $(2.3) million is a net amount that includes both earnings and losses. Due to the integrated nature of the Company's operations, any attempt to interpret the above pretax earnings (loss) as resulting from stand-alone operations could be misleading.
     No U.S. deferred taxes have been provided on $45.5 million of undistributed non-U.S. subsidiary earnings. The Company has no plans to repatriate these earnings and, as such, they are considered to be permanently invested. While no detailed calculations have been made of the potential U.S. income tax liability should such repatriation occur, the Company believes that it would not be material in relation to the Company's Consolidated Financial Position or Consolidated Earnings.
     During the fiscal year 1996, the Company settled with the Internal Revenue Service the audits for the fiscal years 1989 through 1991. In addition, the Company settled various tax years with the State of Illinois. As a result of these settlements, previously provided income taxes of $5.3 million and interest of $5.0 million (before applicable taxes of $1.8 million) were reversed. The reversal of the $5.0 million of previously provided interest reduced the Company's total interest expense for the 1996 year.

 Note 15 Geographic Business Data
 --------------------------------
     The Company, which operates in a single business segment, manufactures marine engines, boats, parts and accessories. The Company markets its products primarily through dealers in the United States, Europe and Canada, and through distributors in the rest of the world.

 Information by geographic area follows:

                                           (Dollars in millions)
                                 ----------------------------------------
     Years ended September 30       1996           1995            1994
     --------------------------  ----------     ----------     ----------
     Net sales
        United States            $   826.3      $   917.4      $   805.5
        Europe                       101.8          106.5           86.7
        Other                        193.4          205.3          186.2
                                 ----------     ----------     ----------
          Total                  $ 1,121.5      $ 1,229.2      $ 1,078.4
                                 ==========     ==========     ==========
     Sales between geographic
       areas from
         United States            $   140.5     $   178.1       $   145.5
         Europe                         7.4           7.9            18.2
         Other                         45.6          58.0            47.6
                                  ----------    ----------      ----------
           Total                  $   193.5     $   244.0       $   211.3
                                  ==========    ==========      ==========

     Total revenue
         United States            $   966.8     $ 1,095.5       $   951.0
         Europe                       109.2         114.4           104.9
         Other                        239.0         263.3           233.8
         Eliminations                (193.5)       (244.0)         (211.3)
                                  ----------    ----------      ----------
           Total                  $ 1,121.5     $ 1,229.2       $ 1,078.4
                                  ==========    ==========      ==========
     Earnings (Loss)
       from operations
         United States            $     5.0     $    54.7       $    43.6
         Europe                        (8.1)         (2.8)           (6.3)
         Other                          6.0          30.1            22.9
         Corporate expenses            (9.5)        (14.8)          (14.2)
                                  ----------    ----------      ----------
          Total                   $    (6.6)    $    67.2       $    46.0
                                  ==========    ==========      ==========

     Total assets at September 30
         United States            $   597.9     $   615.7       $   547.8
         Europe                        72.5          99.4            76.4
         Other                        134.8         145.6           135.6
         Corporate assets              68.5          46.3            57.3
                                  ----------    ----------      ----------
           Total                  $   873.7     $   907.0       $   817.1
                                  ==========    ==========      ==========

     Corporate expenses have been restated for prior years to distinguish between services provided for and billed to operating units and those related to the corporate governance activities.
     Corporate assets consist of cash, securities and property. Due to the integrated nature of the Company's operations, any attempt to interpret the above geographic area data as resulting from unique or stand-alone types of operations could be misleading.

 Note 16 Quarterly Information (Unaudited)
 -----------------------------------------
 A summary of pertinent quarterly data for the 1996 and 1995 fiscal years follows:

                               (Dollars in millions except amounts per share)
     Quarter ended              Dec. 31     Mar. 31     June 30     Sept. 30
     ------------------------   --------    --------    --------    --------
     Fiscal 1996*
       Net sales                $ 232.1     $ 285.5     $ 291.0     $ 312.9
       Gross earnings              39.4        61.3        59.6        69.0
       Net earnings (loss)        (12.4)        1.1        (3.6)        7.6
                                ========    ========    ========    ========

       Net earnings (loss) per share:
          Primary               $  (.62)    $   .05     $  (.18)    $   .38
                                ========    ========    ========    ========
          Fully diluted         $  (.62)    $   .05     $  (.18)    $   .36
                                ========    ========    ========    ========

     Quarter ended              Dec. 31     Mar. 31     June 30     Sept. 30
     ------------------------   --------    --------    --------    --------
     Fiscal 1995-
       Net sales                $ 242.6     $ 318.8     $ 329.6     $ 338.2
       Gross earnings              51.2        85.8        83.1        77.3
       Net earnings (loss)         (3.1)       18.0        28.0         8.5
                                ========    ========    ========    ========

       Net earnings (loss) per share:
          Primary               $  (.16)    $   .90     $  1.39     $   .42
                                ========    ========    ========    ========
          Fully diluted         $  (.16)    $   .81     $  1.22     $   .40
                                ========    ========    ========    ========

 *Includes restructuring charges of $11.9 million in the 3rd quarter and $13.7 million in the 4th quarter.

     Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year.

     Due to the seasonal nature of the Company's business, it is not appropriate to compare the results of operations of different fiscal quarters.

     The price range at which the Company's common stock traded on the New York Stock Exchange and the dividends declared per share during the last eight fiscal quarters were as follows:

                                   Market Price            Dividend
     Quarter ended           High     Low       Close      Declared
     ------------------      -----   -------   -------    --------
     September 30, 1996    $ 18.50   $ 14.38   $ 15.38     $ .10
     June 30, 1996           20.25     18.13     18.13       .10
     March 31, 1996          21.88     18.88     19.13       .10
     December 31, 1995       22.38     19.75     20.38       .10
     September 30, 1995      22.63     18.00     21.50       .10
     June 30, 1995           22.88     18.88     19.63       .10
     March 31, 1995          22.00     19.50     21.00       .10
     December 31, 1994       24.88     17.50     19.63       .10

 Note 17 Commitments and Contingent Liabilities
 ----------------------------------------------
 As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40 million per model year for a period not to exceed 30 months from the date of invoice. The Company resells any repurchased products . Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases.
     Minimum commitments under operating leases having initial or remaining terms greater than one year are $4.6 million, $3.8 million, $2.1 million, $1.4 million, $0.7 million and $0.3 million for the years ending September 30, 1997, 1998, 1999, 2000, 2001 an d after 2001, respectively.
     The Company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, as well as those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the Company's Consolidated Financial Position or the Consolidated Earnings of the Company.
     Under the requirements of Superfund and certain other laws, the Company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, under Superfund, and certain other laws, as a PRP the Company can be held jointly and severally liable for all environmental costs associated with a site.
     Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the Company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of their ability to pay.
     As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements.
 However, the Company does accrue for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At September 30, 1996, the Company has accrued approximately $14 million for costs related to remediation at contaminated sites including continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

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

 MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
 ----------------------------------------------------

 Management has prepared and is responsible for the Company's Consolidated Financial Statements and related Notes. They have been prepared in accordance with generally accepted accounting principles applied on a consistent basis. All financial information in this annual report is consistent with the Consolidated Financial Statements.
     The Company is responsible for the integrity and objectivity of the financial statements and, accordingly, these statements include some amounts based upon judgments by management. The Company maintains internal accounting control systems and related policies and procedures designed to provide reasonable assurance that assets are safeguarded, that transactions are executed in accordance with management's authorization and are properly recorded, and that accounting records may be relied upon for the preparation of Consolidated Financial Statements and other financial information.
     The audit committee of the board of directors monitors the financial and accounting operations of the Company, including the review and discussion of periodic financial statements, and the basis of engagement and report of independent public accountants. The audit committee is composed of directors who are not officers or employees of the Company. It meets periodically with the internal auditors and management to assure that each is carrying out its responsibilities. The independent public accountants have full and free access to the audit committee, and meet regularly with them to discuss auditing and financial reporting matters.

 HARRY W. BOWMAN
 ---------------
 Harry W. Bowman
 Chairman, President and Chief Executive Officer

 GEORGE L. SCHUEPPERT
 --------------------
 George L. Schueppert
 Executive Vice President and Chief Financial Officer

 MILES E. DEAN
 -------------
 Miles E. Dean
 Vice President and Controller

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
 ----------------------------------------

 To the Shareholders of Outboard Marine Corporation:

 We have audited the accompanying Statements of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries as of September 30, 1996 and 1995, and the related Statements of Consolidated Earnings, Cash Flows and Changes in Consolidated Shareholders' Investment for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Outboard Marine Corporation and subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.

                                                   ARTHUR ANDERSEN LLP
                                                   -------------------
                                                   Arthur Andersen LLP
 Chicago, Illinois
 October 25, 1996

 OFFICERS                                 DIRECTORS
 --------                                 ---------

 Harry W. Bowman                          Harry W. Bowman
 Chairman of the Board,                   Chairman of the Board,
 President and Chief Executive Officer    President and Chief Executive Officer

 George L. Schueppert
 Executive Vice President and             Frank Borman
 and Chief Financial Officer              Chairman of the Board
                                          and Chief Executive Officer
 Carlisle R. Davis                        Patlex Corporation
 Senior Vice President, Operations
 for the Marine Power Products
 Group                                    William C. France
                                          Chairman of the Board,
 David R. Lumley                          President and Chief Executive Officer
 Senior Vice President, Sales &           International Speedway Company
 Marketing for the Marine Power
 Products Group
                                          Ilene S. Gordon
 Richard H. Medland                       Vice President, Operations
 Senior Vice President & Chief            Tenneco, Inc.
 Administrative Officer

 Clark J. Vitulli                         Richard T. Lindgren
 Senior Vice President, OMC Boat          President
 Group                                    The Lorr Corporation

 D. Jeffrey Baddeley
 Vice President and General Counsel       J. Willard Marriott, Jr.
                                          Chairman of the Board,
 Miles E. Dean                            President and Chief Executive Officer
 Vice President and Controller            Marriott International, Inc.

 John D. Flaig
 Vice President, Product Integrity        Donald L. Runkle
                                          General Motors Vice President &
 Edgar M. Frandle                         General Manager Delphi Automotive
 Vice President, Information              Systems Energy & Engine Management
 Systems & Technology and Chief           Systems
 Information Officer

 Thomas G. Goodman                        Richard J. Stegemeier
 Treasurer                                Chairman Emeritus of the Board
                                          Unocal Corporation
 Robert J. Moerchen
 Assistant Treasurer
                                          Richard F. Teerlink
 Robert S. Romano                         Chairman President and Chief
 Assistant Secretary and Assistant        Executive Officer, Harley-
 General Counsel                          Davidson, Inc.

 SHAREHOLDER INFORMATION

 Common Stock Listing
 --------------------
 New York Stock Exchange
 Chicago Stock Exchange
 Ticker Symbol: OM
 Newspaper Listing Symbol: OutbdM

 Transfer Agent, Registrar and Dividend Disbursing Agent
 -------------------------------------------------------
 First Chicago Trust Company of New York
 P.O. Box 2500
 Jersey City, NJ 07303-2500
 800.446.2617

 Annual Meeting
 --------------
 Notice of the Annual Meeting of Shareholders, as well as the proxy statement and proxy card, are mailed to shareholders each December. The annual meeting will be held at 9:00 a.m. January 16, 1997, at the Palmer House Hilton, 17 East Monroe Street, Chicago, Illinois 60603-5605

 Incorporation
 -------------
 Outboard Marine Corporation is incorporated under the laws of the state of Delaware.

 Dividend Reinvestment Plan
 --------------------------
 OMC shareholders may participate in an automatic dividend reinvestment and cash stock purchase plan. For information contact:

 Outboard Marine Corporation
 100 Sea-Horse Drive
 Waukegan, IL 60085
 847.689.5438

 Trademarks
 ----------
 Trademarks owned by Outboard Marine Corporation that appear in this report are indicated by the use of italics.

 Chris-Craft is a registered trademark of Chris Craft Industries, Inc., and is licensed to OMC.
 Grumman is a registered trademark of Grumman Corporation and is licensed to OMC.

 Investor Relations
 ------------------
 Outboard Marine Corporation
 100 Sea-Horse Drive
 Waukegan, IL 60085
 Telephone 847.689.5246
 Facsimile 847.689.6082

 Independent Public Accountants
 ------------------------------
 Arthur Andersen LLP
 33 West Monroe Street
 Chicago, Il 60603

 10-K Report
 -----------
 A copy (without exhibits) of Form 10-K filed with the Securities and Exchange Commission for the year ended September 30, 1996, is available without charge from:

 Investor Relations
 Outboard Marine Corporation
 100 Sea Horse Drive
 Waukegan, IL  60085

 Interim Financial Reports
 -------------------------
 Copies (without exhibits) of interim financial reports are available without charge. To request a copy of a report for the quarter ended December 31, 1996; March 31, 1997 or June 30, 1997; call: 1-888-OMCFACT.

                                                         EXHIBIT 21

                      Domestic Subsidiaries
                      ---------------------
                     (As of December 4, 1996)

                                      Jurisdiction of
 Subsidiary and Address               Incorporation     Ownership
 ----------------------               --------------    ---------
 DONZI, Inc.                              Florida          100%

 OMC Aluminum Boat Group, Inc.            Delaware         100%

   Syracuse Transportation, Inc.          Indiana          100%

 OMC Dealer Development Inc.              Delaware         100%

 OMC Development Inc.                     Delaware         100%

 OMC Distributors, Inc.-Fort Wayne        Delaware         100%

 OMC Distributors, Inc.-Minneapolis       Delaware         100%

 OMC Distributors, Inc.-San Francisco     California       100%

 OMC Europe, Inc.                         Delaware         100%

 OMC & Co.                                Delaware         100%

 OMCEMA, Inc.                             Delaware         100%

 OMC Fishing Boat Group, Inc.             Delaware         100%

 OMC Holdings, Inc.                       Delaware         100%

                                      Jurisdiction of
 Subsidiary and Address               Incorporation     Ownership
 ----------------------               --------------    ---------
 OMC Latin America/Caribbean, Inc.        Delaware         100%

 OMC Partners, Inc.                       Delaware         100%

 OMC Venture, Inc. (formerly Lawn-Boy     Delaware         100%

 OMC Receivables Corp.                    Delaware         100%

 OMC Recreational Boat Group, Inc.        Delaware         100%

      Recreational Boat Group Limited                           1
        Partnership                       Delaware         62.2%

 Outboard Marine Acceptance Corporation   Delaware         100%

 Outboard Marine Holdings, Inc.           Delaware         100%

      Recreational Boat Group Leasing                          2
        Limited Partnership               Delaware          51%

 Outboard Marine Venture Capital
      Corporation                         Delaware         100%

 Phoenix Marine Inc.                      Arizona          100%

                                                               3
 Skipper Bud's of Illinois, Inc.          Illinois          75%

 -----------------------------------------------------------------
 1 Outboard Marine Corporation owns the other 37.8%

 2 100% OMC Subsidiary, 51% Ownership - Spinnaker Investment, Inc. (Unaffiliated third party) 49% Ownership

 3 Skipper Bud's of Illinois, Inc. is owned 75% by OMC and 25% by Skipper Bud's of Wisconsin, Inc., a company unaffiliated with OMC.

                     International Subsidiaries
                     --------------------------

                                      Jurisdiction of
 Subsidiary and Address               Incorporation     Ownership
 ----------------------               --------------    ---------

 Outboard Marine Corporation
      Asia Limited                        Hong Kong        100%

 Outboard Marine Corporation
      (Australia), PTY, Ltd.              Australia        100%

 OMC Europe, V.O.F.                       Belgium          100%

 OMC Holdings France, S.N.C.              France           100%

      OMC Power Boats S.A.R.L. France     France           100%

      OMC France, S.N.C.                  France           100%

      Kelt, S.A                           France           100%

 Outboard Marine International S.A.       Switzerland      100%

 OMC (Deutschland) G.M.B.H.               Germany          100%

                                                               4
      FICHT GmbH & Co. KG                 Germany           51%

 Outboard Marine Foreign Inter-
      national Sales Corporation          Hong Kong        100%

 Outboard Marine Nederland B.V.           Netherlands      100%

 4 51% owned by OMC (Deutschland) G.M.B.H. & 49% owned by members of the Ficht family.

                                      Jurisdiction of
 Subsidiary and Address               Incorporation     Ownership
 ----------------------               --------------    ---------

 OMC Norge AS                             Norway           100%

 OMC Outboard Marine (Switzerland) AG     Switzerland      100%

 OMC Sverige Aktiebolag                   Sweden           100%

 Outboard Marine Corporation
    of Canada, Ltd.                       Ontario          100%

    Altra Marine Products, Inc.           Quebec           100%

 Outboard Marine Foreign Sales
    Corporation                       U.S. Virgin Islands  100%

 Outboard Marine de Mexico,
    S.A. de C.V.                          Mexico           100%

 Outboard Marine Motors Amazonia LTDA     Brazil           100%

 Outboard Marine (UK) Ltd.                United Kingdom   100%

 OMC Finland Oy                           Finland          100%

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

 Chicago, Illinois
 December 12, 1996