Form 10-Q
period 1996-12-31
OUTBOARD MARINE CORP
filed 1997-02-12
CIK 75149

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

 (Mark One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended December 31, 1996.

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

 Number of shares of Common Stock of $0.15 par value outstanding at January 31, 1997 was 20,180,626 shares (not including 129,716 treasury shares).

 Exhibit Index Page 13.
                                       -1-

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 1
                            FINANCIAL INFORMATION

                            FINANCIAL STATEMENTS
                              December 31, 1996


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
                                 (Unaudited)

                                                    Three Months Ended
                                                         December 31
(In millions except amounts per share)                1996         1995
--------------------------------------                ----         ----

Net Sales                                          $ 197.1      $ 232.1

Cost of Goods Sold                                   174.4        192.7
                                                   ---------------------

Gross earnings                                        22.7         39.4

Selling, General & Administrative Expense             42.4         45.7
                                                   ---------------------

Earnings (Loss) from operations                      (19.7)        (6.3)

Non-Operating Expense (Income)
     Interest expense                                  4.4          5.4
     Other, net                                      (10.6)        (0.3)
                                                   ---------------------
                                                      (6.2)         5.1
                                                   ---------------------
Earnings (Loss) before provision for income taxes    (13.5)       (11.4)

Provision for Income Taxes                             0.8          1.0
                                                   ---------------------

Net earnings (loss)                                $ (14.3)     $ (12.4)
                                                   =====================

Net Earnings (Loss) Per Share of Common Stock

      Primary                                      $ (0.71)     $ (0.62)
                                                   =====================

      Fully diluted                                $ (0.71)     $ (0.62)
                                                   =====================

Dividends Declared Per Share                       $  0.10      $  0.10

Average Shares of Common Stock and Common
Stock Equivalents Outstanding (if applicable)         20.2         20.1

                         OUTBOARD MARINE CORPORATION
           Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                 ----------------------------
                                 December 31      December 31      September 30
(In Millions)                        1996             1995              1996
-------------                       -----            -----             -----
Assets
------
Current Assets
  Cash and cash equivalents       $  59.9          $  51.5           $  95.5
  Receivables                       141.2            139.1             167.6
  Inventories
    Finished products                71.3             79.2              62.6
    Raw material, work in
     process and service parts      103.8            120.7             102.5
                                  -------------------------------------------
       Total inventories            175.1            199.9             165.1
  Other current assets               40.7             50.6              39.3
                                  -------------------------------------------
       Total current assets         416.9            441.1             467.5

Product Tooling, Net                 51.5             52.9              51.6

Intangibles                          37.4             40.1              38.3

Other Assets                         95.6             89.8              97.4

Plant and Equipment, at cost        561.2            563.4             565.1
 Less-Accumulated depreciation     (346.0)          (338.2)           (346.2)
                                  -------------------------------------------
                                    215.2            225.2             218.9
                                  -------------------------------------------
Total assets                      $ 816.6          $ 849.1           $ 873.7
                                  ===========================================



Liabilities and Shareholders' Investment
----------------------------------------
Current Liabilities
  Accounts payable                $  55.6          $  65.6           $  90.0
  Accrued and other                 155.6            136.8             163.3
                                  -------------------------------------------
Total current liabilities           211.2            202.4             253.3

Long-Term Debt                      177.5            177.4             177.6

Postretirement Benefits Other
 Than Pensions                      100.6            102.5             100.7

Other Non-Current Liabilities       104.8            124.2             104.5

Shareholders' Investment
  Common stock and capital surplus  115.5            113.5             114.8
  Retained earnings                 115.0            135.3             131.3
  Cumulative translation
   adjustments                       (8.0)            (6.2)             (8.5)
                                  -------------------------------------------
Total shareholders' investment      222.5            242.6             237.6
                                  -------------------------------------------
Total liabilities and
  shareholders' investment        $ 816.6          $ 849.1           $ 873.7
                                  ===========================================


                         OUTBOARD MARINE CORPORATION
                    Statements of Consolidated Cash Flows
                                 (Unaudited)

                                                              Three Months Ended
                                                                  December 31
(In millions)                                                  1996          1995
-------------                                                  ----          ----
Cash Flows from Operating Activities
 Net loss                                                   $ (14.3)      $ (12.4)
 Adjustments to reconcile net loss to net cash
  provided by operations:
   Depreciation and amortization                               12.7          11.9
   Changes in current accounts excluding the
    effects of noncash transactions:
     Decrease in accounts receivable                           25.9          61.3
     (Increase) in inventory                                   (9.6)         (5.6)
     (Increase) in other current assets                        (1.5)         (1.7)
     (Decrease) in accounts payable and accrued liabilities   (38.9)        (46.3)
   Other, net                                                   0.1           0.6
                                                             ---------------------
        Net cash provided by (used for) operating activities  (25.6)          7.8

Cash Flows from Investing Activities
 Expenditures for plant and equipment, and tooling            (12.1)        (14.7)
 Proceeds from sale of plant and equipment                      5.5             -
 Other, net                                                       -           0.1
                                                             ---------------------

        Net cash used for investing activities                 (6.6)        (14.6)

Cash Flows from Financing Activities
 Cash dividends paid                                           (4.0)         (2.0)
 Other, net                                                     0.3           2.3
                                                             ---------------------

        Net cash provided by (used for) financing activities   (3.7)          0.3

Exchange Rate Effect on Cash                                    0.3          (0.3)
                                                             ---------------------
Net Increase (Decrease) in Cash and Cash Equivalents          (35.6)         (6.8)

Cash and Cash Equivalents at Beginning of Period               95.5          58.3
                                                             ---------------------

Cash and Cash Equivalents at End of Period                   $ 59.9        $ 51.5
                                                             =====================

Supplemental Cash Flow Disclosures
 Interest paid                                               $  4.2        $  5.7
 Income taxes paid                                              2.7           5.8


                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The 1997 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.


2.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE

The Company's Second Amended and Restated Revolving Credit Agreement, as amended, provides for loans of up to $200 million and has been extended to December 31, 1999.

In December 1995, the Company entered into receivables sales agreements, as amended and expiring June 30, 1997, whereby the Company agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). In order to maintain the balance in the designated pool of Receivables sold, the Company is obligated to sell undivided percentage interests in new Receivables as existing Receivables are collected. The Company retains a residual interest in the Receivables sold, thus receivables are only reduced by the net outstanding proceeds from the sales. At December 31, 1996, the Company had no outstanding proceeds and had available up to $55 million. At December 31, 1995, the Company had net outstanding proceeds of $20 million. The Company has retained the same credit risk as if the Receivables had not been sold. The costs associated with the receivables sales agreements are included in non-operating expense - other, net in the Statement of Consolidated Earnings for the three months ended December 31, 1995.

Under both the revolving credit agreement, as amended, and the receivable sales agreements, as amended, the Company is required to meet certain financial covenants throughout the year. The Company is in compliance with these financial covenants.


3.  CONTINGENT LIABILITIES

As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40 million per model year for a period not to exceed 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with potential repurchases.

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

Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the Company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of other participants' ability to pay.

As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the Company does accrue for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At December 31, 1996, the Company has accrued approximately $14 million for costs related to remediation at contaminated sites including continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

In the quarter ended December 31, 1996, the Company recovered insurance proceeds of $6.1 million for prior environmental charges which is included in non-operating expense (income) in the Statement of Consolidated Earnings.

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

                         OUTBOARD MARINE CORPORATION

                                  FORM 10-Q
                               PART I, ITEM 2
                            FINANCIAL INFORMATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              December 31, 1996

RESULTS OF OPERATIONS

    Outboard Marine Corporation (OMC) reported a net loss of $14.3 million, or 71 cents per share (primary and fully diluted), on sales of $197.1 million for this year's first quarter. During the first quarter of fiscal 1996, the Company had a net loss of $12.4 million, or 62 cents per share (primary and fully diluted), on sales of $232.1 million.

    The continuing softness in marine engine and boat sales in the fall months kept dealer inventories relatively high and resulted in a decline in OMC's sales and operating results in the quarter just ended. Given the industry's retail market environment, coupled with the Company's commitment to work with its dealers to bring inventories more in line with market conditions, these results had been expected. In addition, the Company suspended production of many of its larger engines for nearly a month during the quarter in order to make changes to equipment and processes the Company felt were necessary in order to significantly improve the quality of those engines. This resulted in sales decreases and unabsorbed costs which constituted the largest part of the negative comparison to results for the comparative quarter last year. At the same time, the Company has eliminated some of its boat brands and models, an initiative which resulted in higher promotional expenditures in the quarter just ended.

    As a result of factors outlined above, the Company's gross margin during the quarter fell to 11.5% compared to 17.0% in the previous year's first quarter. Selling, general and administrative expenses, reflecting OMC's continuing efforts to reduce such costs, were $42.4 million during the quarter, a 7.2% decline from the $45.7 million recorded in the same quarter last year. Expenditures on marketing and promotion were up on a comparable basis as the Company began programs to communicate the features of its new FICHT TM fuel injection Johnson TM and Evinrude TM outboard engines. Production of these new engines began during the quarter and they were introduced to the retail marine market on schedule and in the planned volume in early January. An operating loss of $19.7 million, however, was realized during the quarter compared to a loss of $6.3 million in 1996's first quarter.

    After taking into account $1.6 million in gains from the sale of assets during the quarter and an insurance recovery of $6.1 million in an environmental matter, OMC posted a first quarter pre-tax loss of $13.5 million compared to a pre-tax loss of $11.4 million for the first quarter of 1996.

    The provision for income taxes for the three months ended December 31, 1996 and 1995 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the Company's business.

FINANCIAL CONDITION

    Due to the seasonal nature of OMC's business it is more appropriate to compare the December 31, 1996 Condensed Statement of Financial Position with December 31, 1995. The Company's ratio of current assets to current liabilities was 2.0 at December 31, 1996 compared to 2.2 at December 31, 1995. Current assets of $416.9 million at December 31, 1996 decreased $24.2 million as compared to current assets of $441.1 million at December 31, 1995. Due primarily to lower sales, receivables were $17.9 million lower on a proforma basis after reflecting $20.0 million at December 31, 1995 sold through a receivables sales agreement (see Note 2 of Notes to Consolidated Financial Statements). Inventories decreased $24.8 million to $175.1 million at December 31, 1996 as compared to $199.9 million at December 31, 1995 due primarily to reduced production in engine plants to bring inventories more in line with sales. Other current assets and other assets increased due primarily to increases in deferred income tax benefits.

    Current liabilities increased by $8.8 million to $211.2 million as of December 31, 1996 compared to $202.4 million at December 31, 1995. The $10.0 million decrease in accounts payable resulted primarily from decreased manufacturing activity. Accrued liabilities increased $18.8 million due primarily to higher accrued income taxes, a higher restructuring accrual balance and a reclassification of interest expense relating to tax settlements to a current liability. Other non-current liabilities decreased $19.4 million due primarily to a decrease in tax liabilities.

    The Company's total debt to total capitalization at December 31, 1996 was 44 percent compared to 42 percent at December 31, 1995.

    Based on the Company's current expectations of financial performance, the flexibility which comes with an improved balance sheet, a $200 million revolving credit agreement, the receivables sales agreements and other available sources of capital, the Company believes it has available sufficient internal and external financial resources to invest in low emission engines and to continue making long-term investments for future growth through the next few years.

TRENDS AND FORWARD-LOOKING FACTORS

    Despite weak market conditions heading into the winter boat show season, the Company continues to believe that industry retail sales will modestly improve in 1997. The Company expects its retail pull-through programs to assist dealers in reducing inventories which continue to be high. However, this is not expected to translate to increased sales for the Company and it, therefore, expects a modest-to-no increase in sales for the year. Any increase would currently be expected to come from growth in international engine sales. In addition, the decline in gross margins in the first quarter as a result of suspended production to improve engine quality could result in only a modest gross profit or operating income improvement in fiscal 1997.

    The Company has begun to see benefits from its 1996 reengineering projects and the initial phases of the larger scale earnings improvement initiatives it has undertaken this year. As part of this reengineering, the Company is reviewing the consolidation of distribution, the integration of administration and distribution of boats, increasing commonality of components, reducing its warranty costs, the Company's core competencies, and the reduction of engine models and of some boat brands and models. The Company expects these projects to ultimately result in improvements of $75 to $100 million by the end of fiscal year 2000. At the same time the Company is continuing to make internal cultural and operational changes in marketing, engineering, manufacturing and information systems necessary to make it a strong global competitor. Finally, the FICHT TM fuel injected engines are being delivered on schedule, and are receiving innovation awards and very positive reviews from dealers, boat magazine editors and consumers.

    Some of the foregoing statements are forward-looking in nature and made in reliance upon the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, general economic conditions including interest rates and consumer confidence. Investors are also directed to risks discussed in documents filed by the Company with the Securities and Exchange Commission. The Company assumes no obligation to update the information included in this statement.
                                      -11-

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                         PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

At the Registrant's Annual Meeting of Shareholders held on January 16, 1997, there were 20,165,574 shares outstanding and entitled to notice of and to vote at the meeting. The following matters were voted on, with the results indicated:

    Frank Borman, Harry W. Bowman, and J. Willard Marriott, Jr., were each elected a Director for a three year term expiring at the Company's year 2000 Annual Meeting of Shareholders with votes of 14,247,123 "FOR" and 1,513,312 "WITHHELD", 14,262,217 "FOR" and 1,897,723 "WITHHELD" and
    14,281,323 "FOR" and 1,879,117 "WITHHELD", respectively. The term of office as director continued after the Annual Meeting of Shareholders for William C. France, Ilene S. Gordon, Richard T. Lindgren, Donald L. Runkle, Richard J. Stegemeier, and Richard F. Teerlink.

    The Outboard Marine Corporation Non-Employee Directors Equity Compensation Plan was approved with 16,264,418 shares voting "FOR" the approval, 454,427 shares voting "AGAINST" the approval and 63,678 shares abstaining from voting.

    The appointment of Arthur Andersen LLP as the Registrant's independent accountants was confirmed with 16,711,597 shares voting "FOR" the confirmation, 38,702 shares voting "AGAINST" the confirmation and 32,224 shares abstaining from voting.


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits reference is made to the Exhibit Index on Page 13.

    (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended December 31, 1996.


                              S I G N A T U R E

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OUTBOARD MARINE CORPORATION


         Signature                     Title                Date
_____________________________  _________________________  _________________

By: /s/: George L. Schueppert  Executive Vice President   February 12, 1997
                               & Chief Financial Officer
_____________________________  _________________________  _________________

         GEORGE L. SCHUEPPERT

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


Exhibit 4: Instruments defining the rights of security holders including indentures:

    (A) With respect to the Agreement of Outboard Marine Corporation, reference is made to Exhibit 4(A) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, which is incorporated herein by reference.

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

    (H) With respect to the Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference. With respect to the Amendment No. One to the Second Amended and Restated Revolving Credit Agreement, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated herein by reference. With respect to the Extension Letter to the Second Amended and Restated Revolving Credit Agreement , a copy is attached hereto as
Exhibit 10(H).

    (I) With respect to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, which is incorporated herein by reference. With respect to the Amendment No. 1 and Waiver and the Amendment No. 2 and Waiver to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated herein by reference.


Exhibit 11:  Statements regarding computation of per share earnings:

    A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 27:  Financial data schedules:

    This information is filed only in the electronic filing.

                                                         EXHIBIT 10(H)
                               EXTENSION LETTER

 Outboard Marine Corporation
 100 Sea Horse Drive
 Waukegan, IL  60085

 The First National Bank of Chicago,
      as Agent
      under the Credit Agreement
      referred to below
 One First National Plaza, Suite 0324
 Chicago, Illinois 60670

 Gentlemen:

     We hereby agree to extend, effective November 29, 1996 our respective Termination Date under the Credit Agreement dated as of March 29, 1996 among Outboard Marine Corporation, the banks listed therein, and The First National Bank of Chicago, as Agent (as amended from time to time, the "Credit Agreement"), for one year to December 31, 1999. Terms defined in the Credit Agreement are used herein as therein defined.

     This Extension Agreement shall be construed in accordance with and governed by the law of the State of Illinois.

 OUTBOARD MARINE CORPORATION            ABN AMBRO BANK N.V.

 By:    THOMAS G. GOODMAN               By:    DAVID C. SAGERS
        -----------------                      ---------------
        Thomas G. Goodman                      David C. Sagers
 Title: Treasurer                       Title: Vice President

                                        By:    CHRISTINE E. HOLMES
 THE FIRST NATIONAL BANK OF CHICAGO            -------------------
                                               Christine E. Holmes
 By:    DEBORAH E. STEVENS              Title: Vice President
        ------------------
        Deborah E. Stevens
 Title: Authorized Agent                THE BANK OF NOVA SCOTIA

                                        By:    F.C.H. ASHBY
 BANK OF AMERICA ILLINOIS                      ------------
                                               F.C.H. Ashby
 By:    MIKE HEALY                      Title: Senior Manager Loan Operations
        ----------
        Mike Healy
 Title: Vice President                  FIRSTAR BANK MILWAUKEE, N.A.

                                        By:    F.R. DENGEL
 ROYAL BANK OF CANADA                          -----------
                                               F.R. Dengel
 By:    KAREN T. HULL                   Title: Vice President
        -------------
        Karen T. Hull
 Title: Manager, Corporate Banking      THE NORTHERN TRUST COMPANY

                                        By:    MICHELLE M. TETEAK
 THE BANK OF NEW YORK                          ------------------
                                               Michelle M. Teteak
 By:    MARK R. FAWCETT                 Title: Vice President
        ---------------
        Mark R. Fawcett
 Title: Assistant Treasurer

                                                             EXHIBIT 11

                OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                      Computation of Per Share Earnings
                                 (UNAUDITED)

                                                 Three Months Ended
                                                       Dec. 31
(In millions except amounts per share)           1996          1995
--------------------------------------           ----          ----
Primary Earnings Per Share
  Net Earnings (Loss)                         $ (14.3)      $ (12.4)
                                              ======================

  Weighted Average Number of Shares              20.2          20.1
  Common Stock Equivalents                          *             *
                                              ----------------------
  Average Shares Outstanding                     20.2          20.1
                                              ======================
  Primary Earnings (Loss) Per Share           $ (0.71)      $ (0.62)
                                              ======================

Fully Diluted Earnings Per Share
  Net Earnings (Loss)                         $ (14.3)      $ (12.4)
  Add: After-Tax Interest and Related
    Expense Amortization on 7%
    Convertible Subordinated Debentures           0.9           0.9
                                              ----------------------
  Net Earnings (Loss) Adjusted                $ (13.4)      $ (11.5)
                                              ======================

  Weighted Average Number of Shares              20.2          20.1
  Common Stock Equivalents                          -           0.1
  Weighted Average Common Shares Assuming
    Conversion of 7% Convertible
    Subordinated Debentures                       3.4           3.4
                                              ----------------------
  Average Shares Outstanding                     23.6          23.6
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