Form 10-Q
period 1997-03-31
OUTBOARD MARINE CORP
filed 1997-05-15
CIK 75149

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997.

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

Number of shares of Common Stock of $0.15 par value outstanding at April 30, 1997 were 20,198,515 shares (not including 129,716 treasury shares).

Exhibit Index Page 13.
                                    -1-

                        OUTBOARD MARINE CORPORATION
                                 FORM 10-Q
                              PART I, ITEM 1
                           FINANCIAL INFORMATION

                           FINANCIAL STATEMENTS
                              March 31, 1997


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
                                  (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                          March 31                    March 31
(In millions except amounts per share)                1997         1996           1997         1996
                                                      ----         ----           ----         ----
Net Sales                                          $ 237.0      $ 285.5        $ 434.1      $ 517.6

Cost of Goods Sold                                   200.5        224.2          374.9        416.9
                                                   ---------------------       ---------------------

   Gross earnings                                     36.5         61.3           59.2        100.7

Selling, General and Administrative Expenses          49.5         54.5           91.9        100.2
                                                   ---------------------       ---------------------

   Earnings (Loss) from operations                   (13.0)         6.8          (32.7)         0.5

Non-Operating Expense (Income)
   Interest expense                                    4.0          4.1            8.4          9.5
   Other, net                                        (10.7)        (0.2)         (21.3)        (0.5)
                                                   ---------------------       ---------------------
                                                      (6.7)         3.9          (12.9)         9.0
                                                   ---------------------       ---------------------

      Earnings (Loss) before provision for income
         taxes                                        (6.3)         2.9          (19.8)        (8.5)

Provision for Income Taxes                             1.0          1.8            1.8          2.8
                                                   ---------------------       ---------------------

      Net earnings (loss)                          $  (7.3)     $   1.1        $ (21.6)     $ (11.3)
                                                   =====================       =====================

Net Earnings (Loss) Per Share of Common Stock

   Primary                                         $ (0.36)     $  0.05        $ (1.07)     $ (0.56)
                                                   =====================       =====================

   Fully diluted                                   $ (0.36)     $  0.05        $ (1.07)     $ (0.56)
                                                   =====================       =====================

Dividends Declared Per Share                       $  0.10      $  0.10        $  0.20      $  0.20
                                                   =====================       =====================

Average Shares of Common Stock and Common
   Stock Equivalents Outstanding (if applicable)      20.2         20.2           20.2         20.1

The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                    -------------------
                                   March 31    March 31     September 30
(In Millions)                        1997        1996           1996
                                     ----        ----           ----
Assets
Current Assets
   Cash and cash equivalents     $  69.5      $  35.1        $  95.5
   Receivables                     161.7        168.1          167.6
   Inventories
       Finished products            64.5         92.1           62.6
       Raw material, work in
        process and service parts  108.9        125.5          102.5
                                 ------------------------------------

               Total inventories   173.4        217.6          165.1
Other current assets                38.2         49.6           39.3
                                 ------------------------------------

Total current assets               442.8        470.4          467.5

Product Tooling, net                49.4         53.0           51.6
Intangibles                         36.7         39.4           38.3
Other Assets                        97.8         90.7           97.4

Plant & Equipment, at cost         552.2        567.2          565.1
 Less-Accumulated depreciation    (343.5)      (343.4)        (346.2)
                                 ------------------------------------
                                   208.7        223.8          218.9
                                 ------------------------------------
                 Total assets    $ 835.4      $ 877.3        $ 873.7
                                 ====================================



Liabilities and Shareholders' Investment
 Current Liabilities
    Accounts payable             $  83.3      $  86.7        $  90.0
    Accrued and other              162.3        144.0          163.3
                                 ------------------------------------

       Total current liabilities   245.6        230.7          253.3

 Long-Term Debt                    172.6        177.5          177.6
 Postretirement Benefits Other
  Than Pensions                    100.3        101.0          100.7
 Other Non-Current Liabilities     106.7        126.6          104.5

 Shareholders' Investment
    Common stock & capital surplus 115.2        113.8          114.8
    Retained earnings              105.7        134.4          131.3
    Cumulative translation
     adjustments                   (10.7)        (6.7)          (8.5)
                                 ------------------------------------
      Total shareholders'
       investment                  210.2        241.5          237.6
                                 ------------------------------------
              Total liabilities
               and shareholders'
               investment        $ 835.4      $ 877.3        $ 873.7
                                 ====================================

The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                               Six Months Ended
                                                                   March 31
(In millions)                                                  1997        1996
                                                               ----        ----
Cash Flows from Operating Activities
 Net loss                                                   $ (21.6)    $ (11.3)
 Adjustments to reconcile net earnings to net cash
  provided by operations:
   Depreciation and amortization                               27.0        25.4
   Changes in current accounts excluding the
    effects of noncash transactions:
     Decrease in receivables                                    3.9        32.1
     (Increase) in inventories                                 (9.3)      (23.5)
     Decrease (Increase) in other current assets                0.8        (0.9)
     (Decrease) in accounts payable and accrued liabilities    (3.8)      (17.7)
   Other, net                                                   6.0         2.5
                                                            --------------------

      Net cash provided by operating activities                 3.0         6.6

Cash Flows from Investing Activities
 Expenditures for plant and equipment, and tooling            (22.7)      (28.2)
 Other, net                                                    (1.3)        0.4
                                                            --------------------

      Net cash used for investing activities                  (24.0)      (27.8)

Cash Flows from Financing Activities
 Cash dividends paid                                           (6.0)       (4.0)
 Other, net                                                     1.5         2.2
                                                            --------------------

      Net cash provided by (used for) financing activities     (4.5)       (1.8)

Exchange Rate Effect on Cash                                   (0.5)       (0.2)
                                                            --------------------

Net Decrease in Cash and Cash Equivalents                     (26.0)      (23.2)

Cash and Cash Equivalents at Beginning of Period               95.5        58.3
                                                            --------------------

Cash and Cash Equivalents at End of Period                  $  69.5      $ 35.1
                                                            ====================

Supplemental Cash Flow Disclosures
 Interest paid                                              $   8.0      $  8.4
 Income taxes paid                                              3.3         7.0


The accompanying notes are an integral part of these statements.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Outboard Marine Corporation and its subsidiaries (the "Company") present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996. The 1997 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.


2.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE

Subsequent to March 31, 1997, the Company negotiated the Third Amended and Restated Revolving Credit Agreement, dated as of April 30, 1997 and terminating December 31, 1999, which provides for credit of up to $150 million secured by accounts receivable, inventories, patents and trademarks.

Prior to the Third Amended and Restated Revolving Credit Agreement, the Company had receivables sales agreements whereby the Company agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). In order to maintain the balance in the designated pool of Receivables sold, the Company is obligated to sell undivided percentage interests in new Receivables as existing Receivables are collected. The Company retains a residual interest in the Receivables sold, thus receivables are only reduced by the net outstanding proceeds from the sales. The Company had net outstanding proceeds of $29 million and $51 million at March 31, 1997 and 1996, respectively. The Company had retained the same credit risk as if the Receivables had not been sold. The costs associated with the receivables sales agreements are included in non-operating expense - other, net in the Statement of Consolidated Earnings. These receivable sales agreements were terminated as of April 30, 1997 upon execution of the Third Amended and Restated Revolving Credit Agreement.

Under the Second and Amended and Restated Revolving Credit Agreement, the Company was required to meet certain financial covenants. At March 31, 1997, the Company was in compliance with those financial covenants.


3.  CONTINGENT LIABILITIES

As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40 million per model year for a period not to exceed 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases.

The Company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, including those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the Company's Consolidated Financial Position or the Consolidated Earnings of the Company.

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

As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the Company does accrue for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At March 31, 1997, the Company has an accrued liability of approximately $14 million for costs related to remediation at contaminated sites including continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

In the first quarter of the current fiscal year, the Company recovered insurance proceeds of $6.1 million for prior environmental charges. These insurance proceeds are included in non-operating expense (income) in the Statement of Consolidated Earnings for the six months ended March 31, 1997.

Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual reflects the Company's liability based upon the information available at the time.

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 2
                            FINANCIAL INFORMATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               March 31, 1997


RESULTS OF OPERATIONS

    For the second quarter of fiscal 1997, the Company ("OMC") reported a net loss of $7.3 million, or 36 cents per share (primary and fully diluted), on sales of $237.0 million. During the second quarter of 1996, the Company reported net earnings of $1.1 million, or five cents per share (primary and fully diluted), on sales of $285.5 million. The sales decline for the quarter of $48.5 million represented a 17.0% decrease.

    For the first six months of the current fiscal year, the Company reported sales of $434.1 million compared to $517.6 million in the similar period in its fiscal 1996 year, a decrease of $83.5 million or 16.1%. A net loss of $21.6 million for the six months ended March 31, 1997, compares to a net loss of $11.3 million in the comparable period in 1996, and resulted in a net loss per share of $1.07 for the first six months of 1997 compared to a net loss per share of $0.56 in the comparable period of 1996.

    OMC's sales decrease was due primarily to reduced market demand for its products, both domestically and internationally, coupled with a managed effort to assist dealers in reducing field inventories. The Company's retail consumer programs were very successful in helping the dealer inventory reduction effort, although they resulted in higher sales discounts for the quarter. The Company estimates that, on a year-to-year basis, U.S. dealer inventories of OMC outboard engines have been reduced approximately 16% while U.S. dealer inventories of boats are down about 1%.

    The earnings decrease, both for the quarter and year-to date, was principally a function of the sales decrease, but was also affected by unabsorbed manufacturing expenses arising from reduced production schedules as well as costs associated with the Company's earnings improvement programs. Earnings were also impacted by increased marketing expenses related to the introduction of the Company's new FICHT TM fuel injection engines. Other operating expenses were down, both for the quarter and year-to-date. Non-operating income of $10.7 million for the three months ended March 31, 1997 includes non-recurring income of $8.8 million which was due primarily to a favorable lawsuit settlement and gain on sale of fixed assets. This, coupled with similar gains of $7.7 million in the first quarter, resulted in $16.5 million of non-recurring income in the first six months of 1997.

    The provision for income taxes for the three and six months ended March 31, 1997 and 1996 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

    Effective October 1, 1997, the Company will report earnings per share as required by the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings per Share." SFAS 128 will require restatement of earnings per share for prior periods but such restatement will not be material for the Company.

    It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the Company's business.



FINANCIAL CONDITION

    Due to the seasonal nature of OMC's business it is more appropriate to compare the March 31, 1997 Condensed Statement of Financial Position with March 31, 1996. The Company's ratio of current assets to current liabilities was 1.8 at March 31, 1997 compared to 2.0 at March 31, 1996. Current assets of $442.8 million at March 31, 1997 decreased $27.6 million as compared to current assets of $470.4 million at March 31, 1996. Due primarily to lower sales, receivables were $28.4 million lower on a proforma basis after reflecting $29.0 million at March 31, 1997 and $51.0 million at March 31, 1996 sold through a receivables sales agreement (see Note 2 of Notes to Consolidated Financial Statements). Inventories decreased $44.2 million to $173.4 million at March 31, 1997 as compared to $217.6 million at March 31, 1996 due primarily to reduced production in engine plants to bring inventories more in line with sales. Other current assets decreased and other assets increased due primarily to deferred income tax benefits.

    Current liabilities increased by $14.9 million to $245.6 million as of March 31, 1997 compared to $230.7 million at March 31, 1996. Accrued liabilities increased $18.3 million due primarily to reclassification of $5.0 million of debt to short-term, to higher accrued income taxes and a reclassification of interest expense relating to tax settlements to a current liability. Other non-current liabilities decreased $19.9 million due primarily to a decrease in tax liabilities.

    The Company's total debt to total capitalization at March 31, 1997 was 46 percent compared to 42 percent at March 31, 1996.

    As a result of a review undertaken at their direction, the Board of Directors elected not to declare a dividend payable in the third fiscal quarter. The Board of Directors has also directed management to engage the services of the investment banking firm of Salomon Brothers Inc. as financial advisor to explore strategic alternatives as a means of maximizing shareholder value

    Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the second and third quarters and decline thereafter as the Company's products enter their peak selling season. The Company has a $150 million revolving credit agreement (see Note 2 of Notes to Consolidated Financial Statements) in place for seasonal working capital requirements.



TRENDS AND FORWARD-LOOKING FACTORS

    The Company continues to initiate programs to improve its operational structure and to make OMC more competitive in the marine marketplace. OMC is continuing to reduce operating expenses and is beginning to reap benefits from its restructuring programs. Also, the Company recently launched a program designed to accelerate the expansion of its FICHT TM fuel injection technology across its full line of Johnson and Evinrude outboards. OMC also has recently integrated its boat group operations to strengthen its boat brand positioning in the market while reducing operating expenses.

    The Company's financial performance in recent years has been inconsistent and inadequate. In fiscal year 1996, OMC experienced a profit decline, and the first half of fiscal year 1997 reflects a continuation of that trend. As a result, the Board of Directors has directed management to engage the services of the investment banking firm of Salomon Brothers Inc. as financial advisor to explore strategic alternatives as a means of maximizing shareholder value. The Company's Board of Directors believes the capital base of the company must be stabilized and strengthened in order to allow it to accelerate the operational and strategic changes underway at OMC, and to permit a more rapid development of the Company's FICHT TM fuel injection technology and other product development initiatives.

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

                        OUTBOARD MARINE CORPORATION
                                 FORM 10-Q
                        PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders.

        For information on matters submitted to a vote of Security Holders during the Company's second quarter, see the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, which is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits reference is made to the Exhibit Index on Page 13.

    (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended March 31, 1997.


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


                         OUTBOARD MARINE CORPORATION


         Signature                     Title                Date
_____________________________  _________________________  _________________

By: /s/: George L. Schueppert  Executive Vice President   May 15, 1997
                               & Chief Financial Officer
_____________________________  _________________________  _________________

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

    (B) With respect to the Registrant's By-Laws as amended April 24, 1997, a copy is attached hereto as Exhibit 3(B).

Exhibit 4: Instruments defining the rights of security holders including indentures:

    (A) With respect to the Agreement of Outboard Marine Corporation to furnish copies upon request of the Securities and Exchange Commission covering unregistered long-term debt, reference is made to Exhibit 4(A) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1996, which is incorporated herein by reference.

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

    (H) With respect to the Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference. With respect to the Amendment No. One to the Second Amended and Restated Revolving Credit Agreement, reference is made to
        Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated herein by reference. With respect to the Extension Letter to the Second Amended and Restated Revolving Credit Agreement , reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, which is incorporated herein by reference. With respect to the Third Amended and Restated Revolving Credit Agreement dated as April 30, 1997, a copy is attached hereto as
        Exhibit 10(H).

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

Exhibit 19: Report furnished to security holders:

        A copy of the Registrant's Letter to Our Shareholders for the fiscal quarter ended March 31, 1997 is attached hereto as Exhibit 19.

Exhibit 27: Financial data schedules:

        This information is filed only in the electronic filing.

                                                    Exhibit 3 (B)

                             BYLAWS
                               of
                  Outboard Marine Corporation
         (As amended to and including April 24, 1997)

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

                            ARTICLE VII
                            -----------
                          Indemnification

                    Section 1.  Proper Parties
                    --------------------------
Each person who was or is made a party or is threatened to be made a party to or is involved in or called as a witness in any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, and any appeal therefrom (hereinafter, collectively a "proceeding"), by reason of the fact that he or she, or a person of whom he or she is the legal representative, is, was or had agreed to become a director the Company or was or had agreed to become an officer (an "officer" for purposes herein shall be defined to mean any person elected or appointed by the Board of Directors or the Chief Executive Officer, in accordance with
Article IV, Section 1 of these Bylaws, and any attorney who is acting as an officer or employee of the Company or any of its subsidiaries when acting as an attorney for the Company or any of its subsidiaries) of the Company (but with respect to such officers and persons agreeing to become an officer only as to proceedings occurring after a Change in Control, as defined herein, arising out of acts, events or omissions occurring prior to such Change in Control) or is a Delegate of the Company (a "Delegate" for purposes herein shall be defined to mean any person serving at the request of the Company as a director, officer, trustee, fiduciary, partner, manager, member, employee or agent of an entity, partnership, joint venture, trust or other enterprise other than the Company, including service with respect to employee benefit plans), shall be indemnified and held harmless by the Company to the fullest extent permitted under DGCL, as the same now exists or may hereafter be amended (but, in the case of any such amendment, only to the extent that such amendment permits the Company to provide broader indemnification rights than the DGCL permitted the Company to provide prior to such amendment), against all expenses, liabilities and losses (including attorneys' fees, judgments, fines, ERISA excise taxes or penalties and amounts paid or to be paid in settlement) reasonably incurred or suffered by such person in connection therewith; provided, that except as explicitly provided herein, the Company shall indemnify any such person seeking indemnity in connection with a proceeding (or part thereof) initiated by such person only if authorization for such proceeding (or part thereof) was not denied by the Board of Directors of the Company prior to the earlier of (1) 30 days after receipt of notice thereof from such person or (2) a Change in Control, as defined herein. For purposes of this Article, a "Change in Control of the Company" shall be deemed to have occurred if (1) any "Person" (as is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes (except in a transaction approved in advance by the Board of Directors of the Company) the beneficial owner (as defined in Rule 13d-3 under such Act), directly or indirectly, of securities of the Company representing 15% or more of the combined voting power of the Company's then outstanding securities, or (2) during any period of two consecutive years, individuals who at the beginning of such period constitute the Board of Directors of the Company cease for any reason to constitute at least a majority thereof unless the election of each director who was not a director at the beginning of the period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the period.

Unless a court interpreting Delaware law shall rule otherwise, this paragraph shall be deemed to entitle all persons described herein requesting indemnification covered hereby to such indemnification without the determination provided for below, provided that if such a determination is required, such a determination shall be deemed to have occurred unless within 60 days of a request for indemnification by the Company a determination is made as provided below that such indemnification is not proper in the circumstances because such person has not met the necessary standard of conduct. If a determination is required and one of the three parties listed below shall make a determination that a person is entitled to indemnification under these by-laws, then a later decision by another party of the parties listed below that such person is not so entitled shall be of no effect and shall not work to deny such person indemnification. A determination shall be made, if required hereunder or by law, (1) by the Board of Directors by a majority vote of a quorum consisting of directors who were not parties to such proceeding, or (2) if such quorum is not obtainable, or even if obtainable a quorum of disinterested directors so directs, by independent legal counsel (who) may be the regular counsel of the Company) in a written opinion or (3) by the stockholders. If there is a Change in Control of the Company (as defined above), then with respect to all matters thereafter arising out of acts, omissions or events prior to the Change in Control of the Company concerning the rights of any director or officer seeking indemnification under this Article whose request for indemnification has been denied by one of the parties listed above, such person shall be entitled to have such decision redetermined as provided below if such person so requests within 120 days of his or her being informed of the initial denial of indemnification by the Company (unless the initial determination had been by the procedure outlined below), and the Company shall have the issue redetermined by special, independent counsel selected by such person and approved by the Company (which approval shall not be unreasonably withheld), which counsel has not otherwise performed services (other than in connection with similar matters) within the five years preceding its engagement to render such opinion for such person or for the Company or any affiliates (as such term is defined in Rule 405 under the Securities Act of 1933, as amended) of the Company (whether or not they were affiliates when services were so performed) ("Independent Counsel"). Unless such person has theretofore selected Independent Counsel pursuant to this Section 1 and such Independent Counsel has been approved by the Company, the firms approved by a resolution or resolutions of the Board of Directors prior to a Change in Control of the Company shall be deemed to have been approved by the Company as required. Such Independent Counsel shall determine within 60 days whether and to what extent such person would be permitted to be indemnified under applicable law and shall render its written opinion to the Company and such person to such effect. If such Independent Counsel is engaged by the Company, the Company agrees to pay the reasonable fees of the Independent Counsel referred to above and to fully indemnify such Independent Counsel against any and all expenses, claims, liabilities and damages arising out of or relating to this Article or its engagement pursuant hereto.


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

                                                  EXHIBIT 10(I)

            THIRD AMENDED AND RESTATED
            REVOLVING CREDIT AGREEMENT

                       among

           OUTBOARD MARINE CORPORATION,

                    THE BANKS,

                        and

        THE FIRST NATIONAL BANK OF CHICAGO,
                       Agent

                        and

             BANK OF AMERICA ILLINOIS,
                     Co-Agent

            dated as of April 30, 1997


                  TABLE OF CONTENTS




ARTICLE I.  DEFINITIONS AND ACCOUNTING TERMS . . .
     1.01. Certain Definitions . . . . . . . . . .
     1.02. Financial Standards . . . . . . . . . .

ARTICLE II.  THE CREDIT. . . . . . . . . . . . . .
     2.01. Credit. . . . . . . . . . . . . . . . .
     2.02. Requests for Advances . . . . . . . . .
     2.03. Evidence of Credit Extensions . . . . .
     2.04. Computation of and Payment of Interest.
     2.05. Payment of Principal. . . . . . . . . .
     2.06. Notification of LIBOR for Eurodollar
           Advances. . . . . . . . . . . . . . . .
     2.07. Facility Fee. . . . . . . . . . . . . .
     2.08. Agent's and Co-Agent's Fees.. . . . . .
     2.09. Computations of Interest and Fees;
           Banking Day . . . . . . . . . . . . . .
     2.10. Late Payment; Date of Receipt of Notices
     2.11. Method of Payment; Mistakes . . . . . .
     2.12. Optional Prepayment; Funding Losses on
           Any Prepayment. . . . . . . . . . . . .
     2.13. Reduction or Termination of Commitments
     2.14. Taxes . . . . . . . . . . . . . . . . .
     2.15. Reserves, Etc.. . . . . . . . . . . . .
     2.16. Illegality. . . . . . . . . . . . . . .
     2.17. Unavailability. . . . . . . . . . . . .
     2.18. The Bid Facility. . . . . . . . . . . .
     2.19. Telephone Notice, Indemnity . . . . . .
     2.20. Facility Letters of Credit. . . . . . .

ARTICLE III.  CONDITIONS PRECEDENT . . . . . . . .
     3.01. Conditions Precedent to Closing Date. .
     3.02. Conditions Precedent to Each Borrowing.
     3.03. Termination of Existing Agreement.. . .
     3.04. Status of NBD Bank. . . . . . . . . . .

ARTICLE IV.  REPRESENTATIONS AND WARRANTIES. . . .
     4.01. The Company's Existence . . . . . . . .
     4.02. Subsidiaries' Existence . . . . . . . .
     4.03. Company's Powers. . . . . . . . . . . .
     4.04. Power of Company Officers . . . . . . .
     4.05. Government and Other Approvals. . . . .
     4.06. Compliance With Laws. . . . . . . . . .
     4.07. Enforceability of Agreement . . . . . .
     4.08. Title to Property.. . . . . . . . . . .
     4.09. Litigation. . . . . . . . . . . . . . .
     4.10. Events of Default . . . . . . . . . . .
     4.11. Investment Company Act of 1940. . . . .
     4.12. Regulation U. . . . . . . . . . . . . .
     4.13. Financial Information . . . . . . . . .
     4.14. ERISA . . . . . . . . . . . . . . . . .
     4.15. Acquisitions. . . . . . . . . . . . . .
     4.16. Environmental Matters . . . . . . . . .

ARTICLE V.  AFFIRMATIVE COVENANTS. . . . . . . . .
     5.01. Use of Proceed. . . . . . . . . . . . .
     5.02. Notices . . . . . . . . . . . . . . . .
     5.03. Financial Statements, Reports, Etc. . .
     5.04. Existence, Etc. . . . . . . . . . . . .
     5.05. Payment of Obligations. . . . . . . . .
     5.06. Compliance with Laws. . . . . . . . . .
     5.07. Insurance . . . . . . . . . . . . . . .
     5.08. Adequate Books. . . . . . . . . . . . .
     5.09. Interest Coverage Ratio . . . . . . . .
     5.10. ERISA . . . . . . . . . . . . . . . . .

ARTICLE VI.  NEGATIVE COVENANTS. . . . . . . . . .
     6.01. Capitalization Ratio. . . . . . . . . .
     6.02. Change in Business. . . . . . . . . . .
     6.03. Liens.. . . . . . . . . . . . . . . . .
     6.04. Mergers, Sales of Assets, Etc.. . . . .
     6.05. Acquisitions, Investments . . . . . . .
     6.06. Operating Leases. . . . . . . . . . . .
     6.07. Existing Indebtedness . . . . . . . . .
     6.08. Repurchase Arrangements . . . . . . . .
     6.09. Dividends and other Restricted Payments.

ARTICLE VII.  EVENTS OF DEFAULT. . . . . . . . . .
     7.01. Nonpayment. . . . . . . . . . . . . . .
     7.02. Representation or Warranty. . . . . . .
     7.03. Specific Defaults . . . . . . . . . . .
     7.04. Other Defaults. . . . . . . . . . . . .
     7.05. Judgments . . . . . . . . . . . . . . .
     7.06. Voluntary Bankruptcy. . . . . . . . . .
     7.07. Involuntary Bankruptcy. . . . . . . . .
     7.08. Cross Default . . . . . . . . . . . . .
     7.09. ERISA . . . . . . . . . . . . . . . . .
     7.10. Change in Control . . . . . . . . . . .
     7.11. Revocation of Guaranties. . . . . . . .

ARTICLE VIII.  RELATION OF BANKS . . . . . . . . .
     8.01. Appointment and Authorization . . . . .
     8.02. Pro Rata Sharing. . . . . . . . . . . .
     8.03. Sharing of Setoff . . . . . . . . . . .
     8.04. Communication; Confidentiality. . . . .
     8.05. Approvals . . . . . . . . . . . . . . .
     8.06. Exculpation . . . . . . . . . . . . . .
     8.07. Indemnification . . . . . . . . . . . .
     8.08. The Agent, the Co-Agent and Bid Agent
           as Banks. . . . . . . . . . . . . . . .
     8.09. Notice of Transfer. . . . . . . . . . .
     8.10. Credit Decision . . . . . . . . . . . .
     8.11. Resignation of the Agent. . . . . . . .
     8.12. Reliance by Agent and Co-Agent. . . . .

ARTICLE IX.  MISCELLANEOUS . . . . . . . . . . . .
     9.01. Notices . . . . . . . . . . . . . . . .
     9.02. Successors and Assigns. . . . . . . . .
     9.03. Banks' Obligations Several. . . . . . .
     9.04. Assignments, Participations; Setoff . .
     9.05. Delays and Waivers. . . . . . . . . . .
     9.06. Costs and Expenses. . . . . . . . . . .
     9.07. Entire Agreement. . . . . . . . . . . .
     9.08. Governing Law . . . . . . . . . . . . .
     9.09. Section Headings. . . . . . . . . . . .
     9.10. Severability. . . . . . . . . . . . . .
     9.11. Counterparts. . . . . . . . . . . . . .
     9.12. Indemnity . . . . . . . . . . . . . . .
     9.13. Judgment Currency Indemnity . . . . . .
     9.14. WAIVER OF JURY TRIAL. . . . . . . . . .


EXHIBIT A-1  COMMITTED NOTE

EXHIBIT A-2  COMPETITIVE BID NOTE

EXHIBIT B    OPINION OF COUNSEL

EXHIBIT C    FORM OF BORROWING BASE CERTIFICATE

EXHIBIT D    FORM OF GUARANTY

SCHEDULE 1   AGENT'S PAYMENT OFFICES

SCHEDULE 2   SIGNIFICANT SUBSIDIARIES

SCHEDULE 3   MATERIAL LIENS

SCHEDULE 4   LITIGATION

SCHEDULE 5   MATERIAL FINANCIAL OBLIGATIONS

SCHEDULE 6   FORM OF BID LOAN REQUEST

SCHEDULE 7   FORM OF BID LOAN OFFER

SCHEDULE 8   FORM OF BID LOAN ACCEPTANCE

SCHEDULE 9   FORM OF CONFIDENTIALITY AGREEMENT

SCHEDULE 10  SCHEDULE OF LETTERS OF CREDIT

SCHEDULE 11  INVESTMENT POLICY

SCHEDULE 12  INVESTMENTS

                         THIRD AMENDED AND RESTATED
                         OUTBOARD MARINE CORPORATION
                         REVOLVING CREDIT AGREEMENT


    This Agreement (the "Credit Agreement") is entered into as of April 30, 1997, by and among Outboard Marine Corporation (the "Company"), the banks listed on the signature pages hereof (collectively the "Banks" and individually a "Bank"), The First National Bank of Chicago as agent for the Banks (in such capacity, the "Agent") and Bank of America Illinois as co-agent for the Banks (in such capacity, the "Co-Agent").

    Whereas, the Company, the Banks, the Agent, and the Co-Agent are parties to a Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, as heretofore amended (as so amended the "Existing Agreement"); and

    Whereas, the Company desires to amend and restate the Existing Agreement to, among other things, reduce the Commitments (as hereinafter defined) of the Banks pro rata;

    So therefore, the Company, the Banks, the Agent and the Co-Agent have agreed to amend and restate the Existing Agreement on the terms and conditions set forth herein:


                                  ARTICLE I

                      DEFINITIONS AND ACCOUNTING TERMS

1.01. Certain Definitions. In addition to the terms defined elsewhere in this Credit Agreement, the following terms have the meanings indicated for purposes of this Credit Agreement:

    "Absolute Rate" means the rate of interest quoted by a Bank for an Absolute Rate Loan pursuant to Section 2.18.

    "Absolute Rate Loan" means a Bid Loan for which interest is based on the Absolute Rate.

    "Account Debtor" means the account debtor or obligor with respect to any of the Receivables and/or the prospective purchaser with respect to any contract right, and/or any party who enters into or proposes to enter into any contract or other arrangement with the Company, where the Company is acting as creditor and the other party as debtor.

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

    "Aggregate Commitment" means the aggregate of the Commitments of all the Banks, as modified from time to time pursuant to the terms hereof, which amount is $150,000,000 as of the Closing Date of this Credit Agreement.

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

    "Boat Group" means the Guarantors that manufacture, assemble and sell boats.

    "Borrowing" means any Advances hereunder made by the Banks on the same day and having the same interest rate and Interest Period and any Bid Loans hereunder made by any or all of the Banks on the same day and having the same Interest Period and may also be used to refer to a Refunding Borrowing unless the context otherwise requires.

    "Borrowing Base" means, as of any date of calculation, an amount, as set forth on the most current Borrowing Base Certificate delivered to the Agent, equal to: (i) eighty percent (80%) (or, with respect to the Eligible Receivables of the Company's Engine Group which are dated, seventy percent (70%)) of the Gross Amount of Eligible Receivables; plus (ii) fifty percent (50%) of the Gross Amount of Eligible Inventory consisting of finished goods, thirty percent (30%) of the Gross Amount of Eligible Inventory consisting of raw materials and work-in-process and forty percent (40%) of the Gross Amount of Eligible Inventory consisting of spare parts and accessories plus (iii) between January 1 and April 30 of each year, $25,000,000.

    "Borrowing Base Certificate" means a certificate, in substantially the form of Exhibit C attached hereto and made a part hereof, setting forth the Borrowing Base and the component calculations thereof.

    "Business Activity Report" means (A) a Notice of Business Activities Report from the State of Minnesota, Department of Revenue or (B) any similar report required by any other State relating to the ability of the Company or any of the Guarantors to enforce their accounts receivable claims against account debtors located in any such state.

    "CD Rate" means for each Interest Period in respect of CD Rate Advances the rate of interest determined pursuant to the following formula:

       CD Rate = Certificate of Deposit Rate  +  Assessment Rate
                 ---------------------------
                  1.00 - Reserve Percentage
       Where,

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

    "Capitalization" means (i) Tangible Net Worth, plus (ii) Indebtedness for Borrowed Money, minus (iii) 25% of cash and Cash Equivalents of the Company and its Consolidated Subsidiaries, calculated on a consolidated basis.

    "Cash Equivalents" means marketable securities as listed on the Company's balance sheet in accordance with GAAP.

    "Closing Date" means April 30, 1997.

    "Code" means the Internal Revenue Code of 1986, as amended.

    "Collateral" shall mean all property and rights in property now owned or hereafter at any time acquired by the Company or one of its Subsidiaries in or upon which a Lien is granted in favor of the Agent.

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

    "Dollars" and "$" mean United States dollars.

    "EBITA" means for any period of determination in respect of the Company and its Consolidated Subsidiaries the sum of (a) their Net Income before deduction of taxes (excluding the effect of increases in the warranty reserve but only to the extent such increases are equal to or less than $8,200,000),
(b) their Interest Expense, (c) any extraordinary losses, and (d) amortization of goodwill and intangibles associated with any Acquisition minus any extraordinary gains, all calculated on a consolidated basis. All calculations of EBITA shall exclude the effect of up to $34,400,000 in restructuring charges taken subsequent to September 30, 1996.

    "Eligible Inventory" means Inventory of the Company or the Guarantors which is held, by the Company or one of the Guarantors or any party contractually obligated to store or handle the inventory, for sale or lease in the ordinary course of business or furnished under any contract of service by the Company which continues to meet standards of eligibility from time to time established in accordance with this Credit Agreement. In general, without limiting the foregoing, the following inventory is not Eligible Inventory:
(i) Inventory which is obsolete, not in good condition, not either currently usable or currently saleable in the ordinary course of the Company's or the Guarantors' business or does not meet all material standards imposed by any governmental authority having regulatory authority over such item of Inventory, its use or its sale; (ii) Inventory consisting of packaging material, supplies, clothing or upholstery; (iii) Inventory which (a) is consigned to a third party for sale or (b) is on consignment from a third party to the Company or one of the Guarantors for sale; (iv) Inventory which consists of goods in transit which has been sold to a dealer or distributor of the Company or one of the Guarantors and is in the process of being delivered to that dealer or distributor; (v) Inventory which is subject to a Lien in favor of any Person other than the Agent; (vi) Inventory with respect to which the Agent does not have a first and valid fully-perfected security interest;
(vii) Inventory which is not located either (a) on the Company's owned premises in the United States listed on Schedule 2 to the Security Agreement or (b) in other owned or leased premises, warehouses or with bailees in the United States not listed on Schedule 2 to the Security Agreement permitted to be established under the Security Agreement, in each case in connection with which the Agent shall have received landlord, mortgagee, bailee and/or warehousemen's access and lien waiver agreements, as applicable, in each case in form and substance acceptable to the Agent; (viii) Inventory which is evidenced by a Receivable; (ix) Inventory which has been returned to the Company or one of the Guarantors to be reworked; and (x) Inventory which is not in full conformity with the representations and warranties made by the Company to the Agent with respect thereto whether contained in this Credit Agreement or the Security Agreement.

    "Eligible Receivables" means Receivables created by the Company or any of the Guarantors in the ordinary course of its business arising out of the sale of goods or rendition of services by the Company or any of the Guarantors, which Receivables are and at all times shall continue to meet standards of eligibility from time to time established in accordance with this Credit Agreement. In general, without limiting the foregoing, the following Receivables are not Eligible Receivables:

    (i) Receivables of the Company's Engine Group due from Account Debtors which remain unpaid sixty (60) days after the due date and Receivables of the Company's Boat Group due from Account Debtors which remain unpaid ninety (90) days after the date of the original applicable invoice or sixty (60) days after the due date, whichever is earlier;

    (ii) all Receivables of the Company's Boat Group owing by a single Account Debtor if twenty-five percent (25%) of the balance owing by such Account Debtor, calculated without taking into account any credit balances of such Account Debtor, remains unpaid ninety (90) days after the date of the original applicable invoice or sixty (60) days after the due date, whichever is earlier;

    (iii) Receivables with respect to which the Account Debtor is a director, officer, employee, Subsidiary or Affiliate of the Company;

    (iv) Receivables with respect to which the Account Debtor is any federal governmental authority, the United States of America, or, in each case, any department, agency or instrumentality thereof, unless with respect to any such Receivable, the Company has complied to the Agent's satisfaction with the provisions of the Federal Assignment of Claims Act or other applicable statutes, including, without limitation, executing and delivering to Agent all statements of assignment and/or notification which are in form and substance acceptable to Agent and which are deemed necessary by Agent to effectuate the assignment to the Agent of such Receivables.

    (v) Receivables not denominated in U.S.  Dollars;

    (vi) Receivables with respect to which the Account Debtor is (a) not a resident of the United States, Canada or Latin America unless the Account Debtor has supplied the Company with an irrevocable letter of credit, issued by a financial institution reasonably satisfactory to the Agent, sufficient to cover such Receivable in form and substance satisfactory to the Agent or (b) a resident of any country in Latin America to the extent such Receivable is not covered by EXIM Bank insurance;

    (vii) Receivables with respect to which the Account Debtor has (a) asserted a counterclaim, (b) a right of setoff, (c) a right with respect to an accrued rebate, or (d) a receivable owing from the Company or one of the Guarantors but only to the extent of such counterclaim, setoff, rebate or receivable;

    (viii) Receivables with respect to which the Agent does not have a first and valid fully perfected and enforceable security interest for which notice has been provided to the Company;

    (ix) Receivables with respect to which the Account Debtor is the subject of bankruptcy or a similar insolvency proceeding or has made an assignment for the benefit of creditors or whose assets have been conveyed to a receiver, trustee or assignee for the benefit of creditors;

    (x) Receivables with respect to which the Account Debtor's obligation to pay the Receivable is conditional upon the Account Debtor's approval or is otherwise subject to any contractual repurchase obligation or return right, as with sales made on a bill-and-hold, guaranteed sale, sale-and-return, sale on approval (except with respect to Receivables in connection with which Account Debtors are entitled to return Inventory on the basis of the quality of such Inventory) or consignment basis, including, without limitation, all Receivables from financial institutions that provide floor plan financing for the Company's dealers;

    (xi) Receivables with respect to which the Account Debtor is located in Minnesota (or any other jurisdiction which adopts a statute or other requirement with respect to which any Person that obtains business from within such jurisdiction or is otherwise subject to such jurisdiction's tax law requiring such Person to file a Business Activity Report or make any other required filings in a timely manner in order to enforce its claims in such jurisdiction's courts or arising under such jurisdiction's laws); provided, however, such Receivables shall nonetheless be eligible if the Company has filed a Business Activity Report (or other applicable report or filing) with the applicable state office by the time required or is qualified to do business in such jurisdiction and, at the time the Receivable was created, was qualified to do business in such jurisdiction or had on file with the applicable state office a current Business Activity Report (or other applicable report or filing);

    (xii) Receivables with respect to which the Account Debtor's obligation does not constitute its legal, valid and binding obligation, enforceable against it in accordance with its terms;

    (xiii) Receivables with respect to which the Company or, as applicable, one of the Guarantors has not yet shipped the applicable goods, performed the applicable service or issued the applicable invoice;

    (xiv ) any Receivable which is not in conformity with the representations and warranties made by the Company or, as applicable, one of the Guarantors to the Agent with respect thereto whether contained in this Credit Agreement or the relevant Security Agreement; and

    (xv) Receivables in connection with which the Company or any other party to such Receivable is in default in the performance or observance of any of the terms thereof in any material respect.

    "Engine Group" means the Company's divisions and other units that manufacture, assemble and sell engines, motors and other power accessories.

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

    "EXIM Bank" means the Export Import Bank of the United States.

    "Existing Agreement" means the Second Amended and Restated Credit Agreement dated as of March 29, 1996 as amended, among the Company, the Bank parties thereto, The First National Bank of Chicago, as Agent and Bank of America Illinois, as Co-Agent.

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

    "Gross Amount of Eligible Inventory" means Eligible Inventory valued at cost determined on a first-in-first-out basis (determined in accordance with GAAP, consistently applied) minus the value of reserves which have been recorded by the Company or the Guarantors with respect to obsolete, slow-moving or excess Inventory adjusted to reflect any reconciliation between the general ledger and the perpetual inventory of the Company or the Guarantors.

    "Gross Amount of Eligible Receivables" means the outstanding face amount of Eligible Receivables, determined in accordance with GAAP, consistently applied, less (i) all finance charges, late fees and other fees that are unearned and interest and finance charges with respect to Receivables financed by the Company and (ii) the value of any accrual which has been recorded by the Company with respect to downward price adjustments.

    "Guaranties" means those Guaranties dated as of the date hereof executed by the Guarantors in the form of Exhibit D to this Credit Agreement.

    "Guarantors" means each of the Company's domestic Subsidiaries which has guarantied the indebtedness and obligations of the Company under this Credit Agreement.

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

    "Holders of Secured Obligations" shall mean the Banks or their affiliates with respect to all indebtedness and obligations of the Company pursuant to this Credit Agreement and any other agreements or understandings whether written or otherwise pursuant to which the Company or one of its Subsidiaries has, now or hereafter, any obligations to any of the Banks, including, without limitation, obligations in connection with letters of credit issued by any of the Banks or overdraft facilities provided by any of the Banks and interest rate hedging or currency exchange agreements entered into with any of the Banks.

    "Indebtedness for Borrowed Money" means for any Person, without duplication, (i) all obligations of such Person (including without limitation all fees, costs or unpaid accrued interest) for or with respect to borrowed money or for the deferred purchase price of property or services (other than accounts payable in the ordinary course of business), (ii) all obligations of such Person created or arising under any conditional sale or other title retention agreement with respect to any property acquired by such Person and all obligations created or arising under such agreement even though the rights and remedies of the seller or lender thereunder are limited to repossession or sale of such property in the event of default, (iii) all obligations of such Person recorded as capitalized leases in accordance with GAAP, (iv) obligations to purchase or repurchase property or obligations with respect to boats, motors or boat/motor/trailer, or any combination thereof (including, without limitation, the repurchase obligations as prescribed in the floor plan financing arrangements in effect on the Closing Date or as thereafter increased), (v) all Facility Letters of Credit, other letters of credit, guaranties and other obligations (contingent or otherwise) of such Person to assure a creditor against loss, including, without limitation, comfort letters, obligations to pay for property, goods or services whether or not delivered or rendered, obligations to maintain working capital, equity capital or other financial statement condition of, or lend or contribute to or invest in, any such Person (excluding those obligations described in clause (iv) above) which are in effect as of April 9, 1997 in an aggregate amount of up to $17,984,775, (vi) all obligations of the type described in clause (v) either
(a) incurred prior to April 10, 1997 to the extent they exceed $17,984,775 or
(b) incurred subsequent to April 9, 1997, to the extent such obligations in
(a) and (b) exceed $27,000,000, (vii) all endorsements of such Person (other than, in the case of instruments, for deposit or collection in the ordinary course of business), and (viii) all indebtedness secured by any Lien on any property owned by such Person, whether or not such Person has assumed or become liable for the payment thereof. In calculating the amount of Indebtedness for Borrowed Money, there shall be no double counting of obligations of Subsidiaries which are guaranteed by the Company.

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

    "Inventory" shall mean any and all goods, including, without limitation, goods in transit, wheresoever located, whether now owned or hereafter acquired by the Company or any of its domestic Subsidiaries, which are held for sale or lease, furnished under any contract of service or held as raw materials, work in process or supplies, and all materials used or consumed in the business of

Company or any of its domestic Subsidiaries, and shall include all right, title and interest of the Company or any of its domestic Subsidiaries in any property the sale or other disposition of which has given rise to Receivables and which has been returned to or repossessed or stopped in transit by the Company or any of its domestic Subsidiaries.

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

    "Letter of Credit Facility" means the Letter of Credit Facility provided in Section 2.20.

    "Letter of Credit Fee" is defined in Section 2.20(g).

    "Letter of Credit Request" is defined in Section 2.20(c).

    "Level 1" means any date as of which the aggregate amount of the outstanding Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances) plus Bid Loans for all Banks outstanding under this Credit Agreement plus Facility Letter of Credit Obligations for all Banks is less than one-half (1/2) of the Aggregate Commitment then in effect.

    "Level 2" means any date as of which the aggregate amount of the outstanding Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances) plus Bid Loans for all Banks outstanding under this Credit Agreement plus Facility Letter of Credit Obligations for all Banks is equal to or greater than one-half (1/2) of the Aggregate Commitment then in effect.

    "LIBOR" means

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

    "Maximum Revolving Credit Commitment" means, at any particular time, the lesser of (i) the Aggregate Available Commitment, as such amount may be reduced from time to time pursuant to Section 2.13 and (ii) (a) the Borrowing Base minus (b) the Facility Letter of Credit Obligations then outstanding minus (c) the principal amount of all then outstanding Advances minus (d) the principal amount of all outstanding Bid Loans at such time.

    "Minimum Amount" initially means $8,200,000, such amount to be increased by an amount equal to the aggregate amount of dividends payable during a fiscal year on all new shares of capital stock issued by the Company after October 1, 1996 (at the dividend rate in effect on October 1, 1996), net of any shares retired after that date.

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

    "Percentage Share" means, as to any Bank, at any time, the proportion of such Bank's Commitment (as it may be modified from time to time in connection with any assignment of the Commitment of such Bank in accordance with the terms hereof) to the Aggregate Commitment of all the Banks, expressed as a percentage.

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

    (g) Liens in favor of the United States of America, resulting from acceptance of progress or partial payments in the ordinary course of business under government contracts or subcontracts thereunder; and

    (h) other Liens provided that such Liens do not encumber the Collateral (or if they do, the Person holding such Lien has entered into a subordination and standstill agreement acceptable in form and substance to the Majority Banks) and the sum of (i) the aggregate principal amount of Indebtedness for Borrowed Money of the Company and its Subsidiaries secured by Liens permitted by this clause (h) plus (ii) the present value of all rental payments (discounted at the rate of 9% per annum compounded semi-annually) arising from a sale and leaseback transaction permitted in
    Section 6.04(c) owed by the Company and its Subsidiaries does not exceed at any time an amount equal to five percent (5%) of the Tangible Net Worth of the Company and its Subsidiaries on a consolidated basis.

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

    "Receivables" means all present and future rights of the Company or any of its U.S. Subsidiaries to payment for goods sold or leased or for services rendered, which are not evidenced by instruments or chattel paper, and whether or not they have been earned by performance.

    "Receivables Purchase Agreements" means the Receivables Purchase Agreement dated as of December 22, 1995 between the Company and Outboard Marine Receivables Corp., the Receivables Purchase Agreement dated as of December 22, 1995 among Outboard Marine Receivables Corp., Preferred Receivables Funding Corporation and certain financial institutions, the Receivables Purchase Agreement dated November 20, 1996 among the Company, certain of its Subsidiaries and The First National Bank of Chicago and the Master Receivables Purchase Agreement dated as of December 16, 1996, among the Company, certain of its Subsidiaries and ABN Amro Bank N.V.

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

    "Secured Obligations" shall mean all indebtedness and obligations of the Company or any of its Subsidiaries to any or all of the Banks or their affiliates under this Credit Agreement or otherwise.

    "Security Agreements" means the Security Agreements, Patent Security Agreements, and Trademark Security Agreements dated as of the date hereof executed by the Company and the Guarantors to grant Liens to secure the Company's indebtedness and obligations under this Credit Agreement.

    "Shareholder Rights Plan" means the Company's Amended and Restated Rights Plan dated as of April 24, 1996.

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

    "Standard & Poor's" means Standard & Poor's Ratings Services, a division of McGraw Hill, Inc.

    "Subsidiary" means any corporation in which the Company owns, directly or indirectly, more than fifty percent (50%) of the total voting securities thereof, irrespective of whether or not the stock of any class shall or might have voting power by reason of any contingency, or which the Company otherwise controls.

    "Tangible Net Worth" means, without duplication, total shareholders' equity in the Company and its Consolidated Subsidiaries (excluding treasury stock, sinking fund payments required to be made prior to the Termination Date of this Credit Agreement, and that portion of any redeemable preferred stock which has a mandatory redemption date prior to the Termination Date of this Credit Agreement) less (a) all items that would be treated as intangibles under GAAP, including, without limitation, the net book value of goodwill, patents, trademarks, trade names, copyrights, licenses, deferred charges, leasehold conversion costs, unamortized debt discount, franchise rights, and non-compete agreements, but excluding foreign currency translation adjustments required by the Statement of the Financial Accounting Standards Board #52, (b) any Investments in the form of credit extensions to stockholders, directors or employees of the Company or its Subsidiaries and, plus (c) from and after the date such charge is reported in the Company's financial statements, an amount, not to exceed $107,450,000 at any time, equal to the amount of non-cash charges, net of any tax benefits taken, related to retiree medical benefits plus (d) from and after the date such adjustment is reported in the Company's financial statements, an amount not to exceed $8,200,000 equal to the amount of any adjustment to warranty reserves subsequent to April 10, 1997, net of any tax benefits taken with respect to such reserves, plus (e) from and after the date such charges are reported in the Company's financial statements, an amount not to exceed $34,400,000 equal to the amount of any restructuring charges taken subsequent to September 30, 1996, net of any tax benefits taken with respect to such charges.

    "Termination Date" means the earliest to occur of

    (a) December 31, 1999,

    (b) the date on which, prior to the date set forth in (a) above, the Credit terminates in accordance with a notice to that effect given to the Agent by the Company pursuant to Section 2.13, and

    (c) the date on which the Credit is terminated or accelerated pursuant to
    Article VII.

    "Value Date" means the date an Advance or Bid Loan is to be disbursed to the Company.

1.02. Financial Standards. All financial computations required under this Credit Agreement shall be made, and all financial information required under this Credit Agreement shall be prepared, in accordance with GAAP. If generally accepted accounting principles are modified by the Financial Accounting Standards Board subsequent to the Closing Date and prior to the Termination Date, then for purposes of this Section 1.02, such modified generally accepted accounting principles shall be the generally accepted accounting principles which are required to be consistently applied.

                                 ARTICLE II

                                 THE CREDIT

2.01.  Credit.

    (a) The Revolving Credit Facility. From the Closing Date to but excluding the Termination Date, each Bank, severally, will make available to the Company Advances in Dollars and any available Optional Currency in an amount equal to such Bank's Percentage Share of the Maximum Revolving Credit Commitment (without regard to such Bank's outstanding Bid Loans); provided that the Original Dollar Amount of the aggregate outstanding Optional Currency Advances denominated in Australian dollars and Belgian francs, respectively, may not exceed Fifty Million Dollars ($50,000,000) on any date of disbursement of any such Optional Currency Advance; provided that in no event may the total amount of Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances) plus Bid Loans for all Banks outstanding under this Credit Agreement plus Facility Letter of Credit Obligations for all Banks exceed at any time the then effective Maximum Revolving Credit Commitment.

    If at any time the total amount of Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances) plus Bid Loans for all Banks outstanding under this Credit Agreement plus Facility Letter of Credit Obligations for all Banks exceeds the maximum available amount set forth above, the Company shall promptly prepay the excess thereof plus accrued interest thereon to the Agent for the account of the Banks.

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

2.03.  Evidence of Credit Extensions.

    (a) The total of each Bank's Advances shall be evidenced by a Committed Note, executed by the Company, payable to the order of such Bank in the amount of its Commitment, dated the Closing Date and providing for the payment of principal and interest in accordance with the terms of this Credit Agreement. Each Bank's Bid Loans shall be evidenced by a Competitive Bid Note, executed by the Company, payable to the order of such Bank and providing for the payment of principal and interest on Competitive Bid Loans in accordance with the terms of this Credit Agreement. Each Bank shall record Advances and Bid Loans and principal payments thereof on the grid attached thereto or, at the option of each Bank, in its records, and the Bank's record thereof shall be conclusive absent manifest error. Notwithstanding the foregoing, the failure to make, or an error in making, a notation with respect to any Advance or Bid Loan shall not limit or otherwise affect the obligation of the Company hereunder or under any Note.

    (b) Each Bank's proportionate interest in each Borrowing and each payment by the Company to such Bank under this Credit Agreement and the Notes shall be made to the Agent for the account of such Bank. Each Bank may designate any of its branches as its Eurodollar Lending Branch or Optional Currency Lending Branch for purposes of this Credit Agreement. By written notice to the Agent and the Company, a Bank may change the designation of any of its Lending Branches. All payments to the Agent shall be made at the locations specified on Schedule 1 hereto with respect to the relevant currency.

2.04.  Computation of and Payment of Interest.

    (a) The outstanding principal balance of each Advance shall bear interest to but excluding the last day of the Interest Period therefor at a rate per annum equal to the Base Rate selected by the Company plus the Applicable Margin set forth below for each Base Rate, which corresponds to whichever of Level 1 or Level 2 is applicable to each day on which such interest accrues:

                 Reference Rate       LIBOR         CD Rate

    Level 1          0.25%            1.00%          1.125%

    Level 2          0.75%            1.50%          1.625%

    (b) The Company shall pay interest on the principal amount of each Advance and Bid Loan on the Interest Payment Date relating to such Advance and Bid Loan and, with respect to each Advance or Bid Loan having an Interest Period in excess of three (3) months or ninety (90) days, as the case may be, the Company shall also pay interest on the Banking Day falling three (3) months or ninety (90) days, respectively, after the Borrowing date. Interest on any Optional Currency Advance shall be calculated and paid in the relevant Optional Currency.

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

2.07. Facility Fee. For the period from April 30, 1997 to but excluding the Termination Date, the Company shall pay to the Agent for the account of the Banks a facility fee at a rate per annum equal to 0.50% of each Bank's prorata share of the Aggregate Commitment. The facility fee shall be due quarterly in arrears, and each payment shall be made within five (5) days following the end of each calendar quarter, and the last payment shall be due and paid on the Termination Date.

2.08. Agent's and Co-Agent's Fees. The Company shall pay to the Agent and the Co-Agent agency fees, administration fees and such other fees in such amounts and at such times as may be agreed upon by the Company and the Agent and the Company and the Co-Agent in writing from time to time.

2.09.  Computations of Interest and Fees; Banking Day.

    (a) All computations of interest and commissions under this Credit Agreement shall be made on the basis of

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

    (b) All computation of fees under this Credit Agreement shall be made on the basis of a year of three hundred sixty-five (365) or three hundred sixty-six (366) days, as the case may be, and actual days elapsed.

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

2.11.  Method of Payment; Mistakes.

    (a) Each payment of principal, interest and other sums due under this Credit Agreement shall be made without set-off or counterclaim in Dollars or the relevant Optional Currency in immediately available funds (or such other funds having similar availability as the Agent may reasonably require) on a Banking Day not later than 12:00 noon, Chicago time. All sums received after such time shall be deemed received on the next Banking Day. Any payment due on a day that is not a Banking Day shall be made on the next Banking Day, subject to the practices of the London interbank market. All payments to the Agent shall be made at the locations specified on Schedule 1 hereto with respect to the relevant currency.

    (b) Payment of all sums under this Credit Agreement shall be made by the Company to the Agent for the account of the Banks, and the Agent shall promptly distribute to each Bank its share of such payments by wire transfer of immediately available funds.

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

2.14.  Taxes.

    (a) All payments or reimbursements under this Credit Agreement and any instrument or agreement required hereunder shall be made free and clear of and without deduction for any taxes, fees or other charges of any nature whatsoever imposed by any taxing authorities.

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

    (c) If the Company is legally prohibited from complying with subparagraph
    (a) or (b) or a Bank is unable to deliver the certificate required in
    Section 2.14(b), then payments due to any such Bank under this Credit Agreement and any instrument or agreement required hereunder shall be increased so that, after provisions for taxes and all taxes on such increase, the amounts received by such Bank will be equal to the amounts required under this Credit Agreement and any instrument or agreement required hereunder if no taxes were due on such payments.

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

    (b) Capital Adequacy. If, after the date hereof, any Bank shall have determined that the adoption of any applicable law, rule, regulation or guideline regarding capital adequacy, or any change therein, or any change in the interpretation or administration thereof by any Governmental Authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by any Bank (or its Lending Branch) with any direction, requirement, or request regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, affects or would affect the amount of capital required or expected to be maintained by such Bank or any corporation controlling such Bank and such Bank (taking into consideration such Bank's policies with respect to capital adequacy and such Bank's desired return on capital) determines that the amount of such capital is increased as a consequence of such Bank's obligations under this Credit Agreement, then, upon demand by such Bank, the Company shall immediately pay to such Bank, from time to time as specified by such Bank, additional amounts sufficient to compensate such Bank for such increase.

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

    (d) At any time and from time to time if the Company shall receive a demand or request for payment from a Bank under Section 2.15(b), the Company may elect to terminate or replace any such Bank and thereby terminate the rights and obligations of such Bank, under this Credit Agreement by doing any one of the following within forty-five (45) days of receipt of the demand or request:

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

        (ii) The Company may request such Bank (with a copy to the Agent) to, and such Bank will, if requested by the Company, unless a Default or an Event of Default shall have occurred and shall be continuing, assign to one or more financial institutions in accordance with Section 9.04 (excluding, however, the 20% retention requirement in Section 9.04(a)) all Advances and Bid Loans then owing to such Bank and all rights and obligations hereunder, provided that (A) each such assignment shall be either an assignment of all of the rights and obligations of the assigning Bank under this Credit Agreement or an assignment of a portion of such rights and obligations made concurrently with another such assignment or assignments which together cover all of the rights and obligations of the assigning Bank under this Credit Agreement, and (B) no Bank shall be obligated to make any such assignment as a result of a demand by the Company pursuant to this Section 2.15(d) unless and until such Bank shall have received one or more payments from either the Company or one or more assignees in an aggregate amount at least equal to the aggregate outstanding principal amount of the Advances and Bid Loans owing to such Bank, together with accrued interest thereon to the date of payment of such principal amount and all fees and other amounts payable to such Bank under this Credit Agreement (including but not limited to any increased costs or additional amounts and any taxes, incurred by such Bank prior to the effective date of such assignment and any reasonable costs, expenses and attorneys' fees (including without limitation the reasonable allocated cost of staff counsel) incurred in connection with making such assignment). Without prejudice to the survival of any other agreement of the Company hereunder, the agreements of the Company contained in Sections 2.10, 2.12, 2.14, 2.15 and 2.18 shall survive for the benefit of any Bank being replaced under this Section 2.15(d) with respect to the time prior to such replacement.

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

2.17.  Unavailability.  If the Agent is advised

    (a) by the Majority Banks that deposits in Dollars or the relevant Optional Currency in the amount of the Advances to be made by the Banks are not being offered to the Majority Banks in the relevant market for the Interest Period requested by the Company, or

    (b) by Banks having Commitments equal to at least 50.1% of the Aggregate Commitments that the CD Rate or LIBOR, as the case may be, will not adequately and fairly reflect the cost to such Banks of maintaining or funding their Fixed Rate Advances or Optional Currency Advances for the requested Interest Period, the Agent shall promptly give notice thereof to the Company and the Banks, and the obligations of the Banks to make Fixed Rate Advances, or Optional Currency Advances, as the case may be, shall be suspended until the Agent notifies the Company that the circumstances giving rise to such suspension no longer exist. If the circumstances causing such suspension shall cease, the Agent shall give prompt notice thereof to the Company, and the Company may then borrow Fixed Rate Advances or Optional Currency Advances, as the case may be, in accordance with the terms of this Credit Agreement.

2.18.  The Bid Facility.

    (a) Bid Loans. From time to time, beginning on the date subsequent to the Closing Date on which all of the Lenders agree in writing to reinstate the Bid Facility, which has been suspended as of the date hereof, to but excluding the Termination Date, and provided that both Standard & Poor's and Moody's ratings for the Company's senior long-term unsecured public debt (without credit enhancement) is at least equal to BB and Ba2, respectively, each Bank severally agrees to lend to the Company Absolute Rate Loans and LIBOR Loans pursuant to bids which have been made by such Bank pursuant to Section 2.18(c) and accepted by the Company pursuant to
    Section 2.18(d); provided, however, that the total amount of Advances for all Banks (after determining the Equivalent Amount of all Optional Currency Advances), outstanding Facility Letter of Credit Obligations and Bid Loans for all Banks outstanding under this Credit Agreement may not exceed at any time the Aggregate Commitment. Neither the Agent, the Co-Agent nor any Bank (other than the Bank who has agreed to fund such Bid
    Loan) will be liable for the failure of a Bank to fund a Bid Loan such Bank agrees to make to the Company.

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

    (f) Resignation of the Bid Agent. The Bid Agent may resign at any time by giving written notice to the Agent, the Banks and the Company. Upon any such resignation by the Bid Agent, the Majority Banks with the prior written consent of the Company, which shall not be unreasonably withheld, shall have the right to appoint a successor from among the Banks party hereto. If no successor shall have accepted such appointment within forty-five (45) days after the retiring Bid Agent's giving of notice of resignation, the retiring Bid Agent may, on behalf of the Banks, appoint a successor thereto with the prior written consent of the Company, which shall not be unreasonably withheld and such successor Bid Agent shall be a bank or trust company organized under the laws of the United States or any state thereof having a combined capital and surplus of at least $1,000,000,000. Upon the acceptance by such successor of its appointment hereunder, such successor shall succeed to and become vested with all the rights and obligations of the retiring Bid Agent, and the retiring Bid Agent shall be discharged from its obligations under this Credit Agreement except with respect to any liability with respect to a breach of any obligation hereunder prior to such resignation. The provisions of this Credit Agreement shall inure to the benefit of the retiring Bid Agent as to any actions taken or omitted to be taken by it while it held such position under this Credit Agreement.

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

2.20. Facility Letters of Credit. Subject to the terms and conditions of this Credit Agreement, the Company may obtain Facility Letters of Credit, from time to time during the period commencing on the date hereof and ending on the Banking Day prior to the Termination Date. The Company may request any Bank to issue a Facility Letter of Credit and such Bank may, but is not required to, issue a Facility Letter of Credit. If no other Bank is willing to issue a Facility Letter of Credit, First Chicago shall issue such Facility Letter of Credit. Any Bank issuing a Facility Letter of Credit shall be an Issuer. No Bank shall be responsible for issuing a Facility Letter of Credit that First Chicago or another Bank has agreed to issue if First Chicago or such other Bank fails to issue such Facility Letter of Credit. Nothing herein contained shall prohibit the Company from obtaining letters of credit outside of this Credit Agreement.

    (a) Types and Amounts.  No Issuer (including First Chicago) shall:

        (i) issue any Facility Letter of Credit if the aggregate maximum amount then available for drawing under Facility Letters of Credit, after giving effect to the Facility Letter of Credit requested hereunder, shall exceed any limit imposed by law or regulation upon the Issuer;

        (ii) issue any Facility Letter of Credit if, after giving effect thereto, the sum of (a) the Facility Letter of Credit Obligations and (b) the aggregate unpaid principal balance of the Advances plus the Bid Loans would exceed the Maximum Revolving Credit Commitment;

        (iii) issue any Facility Letter of Credit which has an expiration date
    (a) later than twelve months after the Issuance Date thereof or (b) after the Termination Date, provided that in no case shall any Facility Letter of Credit expire after the Termination Date; or

        (iv) issue any Facility Letter of Credit if the Facility Letter of Credit Obligations, after giving effect to the Facility Letter of Credit requested hereunder, shall exceed $25,000,000.

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

        (iv) On and after the Closing Date, all Existing Letters of Credit shall be deemed to be Facility Letters of Credit and subject to the terms of this Credit Agreement as fully and completely as if such Letters of Credit had been issued hereunder as Facility Letters of Credit.

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

    (e) Participation; Receipt of Payments.

        (i) Immediately upon issuance or extension or renewal by an Issuer of any Facility Letter of Credit in accordance with the procedures set forth in Section 2.20(c), and for all Existing Letters of Credit, each Bank shall be deemed to have irrevocably and unconditionally purchased and received from the Issuer, without recourse or warranty, an undivided interest and participation equal to its Percentage Share in such Facility Letter of Credit (including, without limitation, all obligations of the Company with respect thereto) and any security therefor or guaranty pertaining thereto, if any; provided, that a Facility Letter of Credit issued by the Issuer shall not be deemed to be a Facility Letter of Credit for purposes of this Section 2.20(e) if the Issuer and the Agent shall have received written notice from any Bank on or before one Banking Day prior to the date of its issuance of such Facility Letter of Credit that one or more of the conditions contained in Article III is not then satisfied, and, in the event the Issuer and the Agent receive such a notice, there shall be no further obligation on the part of First Chicago or any Issuer to issue any Facility Letter of Credit until such notice is withdrawn by that Bank or such condition has been effectively waived in accordance with the provisions of this Credit Agreement.

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

        (iv) The obligations of a Bank to make payments to the Agent for the account of an Issuer with respect to a Facility Letter of Credit shall be absolute, unconditional and irrevocable, not subject to any counterclaim, set-off, qualification or exception whatsoever and shall be made in accordance with the terms and conditions of this Credit Agreement under all circumstances.

    (f) Payment of Reimbursement Obligations.

        (i) The Company agrees to pay to the Agent for the account of the Issuer the amount of all Reimbursement Obligations, interest and other amounts payable to the Issuer under or in connection with any Facility Letter of Credit immediately when due, irrespective of any claim, set-off, defense or other right which the Company or any Subsidiary may have at any time against the Issuer or any other Person, under all circumstances, including without limitation, any of the following circumstances:

            (A) any lack of validity or enforceability of this Credit Agreement or any of the other documents, instruments or agreements executed by the Company in connection therewith;

            (B) the existence of any claim, setoff, defense or other right which the Company or any Subsidiary may have at any time against a beneficiary named in a Facility Letter of Credit or any transferee of any Facility Letter of Credit (or any Person for whom any such transferee may be acting), any Issuer, any Bank, or any other Person, whether in connection with this Credit Agreement, any Facility Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between the Company or any Subsidiary and the beneficiary named in any Facility Letter of Credit);

            (C) any draft, certificate or any other document presented under the Facility Letter of Credit proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect (provided any such draft, certificate or other document appeared valid on its face when presented to the Issuer);

            (D) the surrender or impairment of any security for the performance or observance of any of the terms of this Credit Agreement or any of the documents, instruments or agreements executed by the Company in connection therewith; or

            (E) the occurrence of any Default or Event of Default.

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

    (g) Compensation for Facility Letters of Credit. The Company shall pay to the Agent, for the ratable account of each Bank, a Letter of Credit Fee ("Letter of Credit Fee") in respect of the Facility Letter of Credit then being issued equal, on each day, to the Applicable Margin for LIBOR on such day times the maximum face amount of such Facility Letter of Credit from the date of issuance until such Facility Letter of Credit expires or is terminated. For Existing Letters of Credit, the Letter of Credit Fee will commence on the Closing Date and be payable in accordance with the following schedule. Promptly upon its receipt of such Letter of Credit Fee, the Agent shall promptly pay to each Bank, in immediately available funds, an amount equal to such Bank's Percentage Share thereof.

    Any Issuer shall have the right to receive, for its own account, (i) in respect of each Facility Letter of Credit issued by it, a fee in the amount of 1/4 of 1% per annum of the maximum face amount of such Facility Letter of Credit ("Issuer's Fee"), and (ii) all of its reasonable and customary costs of issuing and servicing the Facility Letters of Credit. The Letter of Credit Fee and the Issuer's Fee shall begin to accrue on the Issuance Date or, for Existing Letters of Credit, commencing on the Closing Date and shall be payable quarterly in arrears.


                                 ARTICLE III

                            CONDITIONS PRECEDENT

3.01. Conditions Precedent to Closing Date. In addition to the requirements set forth in Section 3.02, the obligation of each Bank to make its first Advance or Bid Loan or the Issuer to issue any Facility Letter of Credit, as the case may be, under the Credit is subject to the condition precedent that on the Closing Date, the following shall have been delivered to the Agent, in form and substance satisfactory to the Agent and its counsel and copies in sufficient numbers for each Bank:

    (a) Confirmation Certificates. Certificates, certified by the Secretary or an Assistant Secretary of the Company, stating that each of the following items delivered in connection with the closing of this Credit Agreement have not been amended and are still in full force and effect on the Closing Date:

        (i) The certificate of incorporation of the Company and each of the Guarantors.

        (ii) The by-laws of the Company and each of the Guarantors.

        (iii) The resolutions passed by the Boards of Directors of the Company and each of the Guarantors authorizing the Borrowings provided for herein and the execution, delivery and performance of this Credit Agreement, the Notes, the Security Agreements, the Guaranties and any other instrument or agreement required hereunder.

    (b) Incumbency Certificates. Certificates, signed by the Secretary or an Assistant Secretary of the Company and each of the Guarantors and dated the Closing Date, as to the incumbency, and containing the specimen signature or signatures, of the Persons authorized to execute and deliver this Credit Agreement, the Notes, the Security Agreements, the Guaranties and any other instrument or agreement required hereunder.

    (c) Agreements. A copy of this Credit Agreement, each of the Security Agreements and Guaranties, duly executed by an authorized officer of the Company and each of the Guarantors, as applicable.

    (d) Notes. Committed Notes payable to the order of each Bank in the amount of such Bank's Commitment, dated the Closing Date and duly executed by an authorized officer of the Company.

    (e) No Default Certificate. A certificate, signed by the controller or chief financial officer of the Company, stating that on the Closing Date the representations and warranties contained in the Credit Agreement are true and correct and that no Default or Event of Default has occurred and is continuing.

    (f) Borrowing Base Certificate. The initial Borrowing Base Certificate, signed by the Treasurer or Chief Financial Officer of the Company.

    (g) Fees. Payment of the fees prescribed in the Term Sheet dated April 10, 1997 and the letters referred to in Section 2.08.

    (h) Opinion. Opinion of counsel to the Company in the form of Exhibit B hereto.

    (i) Termination of Receivables Purchase Agreements. Evidence satisfactory to the Agent that all receivables sold pursuant to the Receivables Purchase Agreements have been repurchased by the Company and all such agreements have been terminated.

3.02. Conditions Precedent to Each Borrowing. The obligation of each Bank to make any Advance or Bid Loan hereunder and the obligation of an Issuer to issue any Facility Letter of Credit, including the first Advance or Bid Loan or Facility Letter of Credit, is subject to the following conditions precedent:

    (a) On the date of any Borrowing or issuance of any Facility Letter of Credit (other than a Refunding Borrowing), the representations and warranties contained in Article IV (other than Section 4.09 and 4.13(b)) shall be true and correct as if made in writing on that date and by making a request for such Borrowing or Facility Letter of Credit, the Company shall be deemed to have made such representations and warranties as of that date (except to the extent that any of the Schedules hereto shall have been modified by more current information furnished to the Banks in accordance with Section 5.02 or 5.03, in which event such representations and warranties shall be deemed to be made on the basis of the information contained in the modified schedules).

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

3.03. Termination of Existing Agreement. The parties hereto agree that the commitments under the Existing Agreement shall terminate in their entirety and the Existing Agreement shall be amended and restated by this Credit Agreement simultaneously with and subject to the effectiveness of this Credit Agreement and that the Company shall simultaneously pay all other amounts due and outstanding thereunder to but excluding the Closing Date.

3.04. Status of NBD Bank. Upon and as of the effectiveness of this Credit Agreement, NBD Bank (formerly known as NBD Bank, N.A.) shall cease to be a "Bank" under this Credit Agreement. Notwithstanding the foregoing, NBD Bank shall continue to be an Issuer entitled to the benefit of this Credit Agreement with respect to the Existing Letter of Credit issued by NBD Bank.



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

4.03. Company's Powers. The execution, delivery and performance of this Credit Agreement and any instrument or agreement required to be delivered by the Company hereunder are within the Company's corporate powers, have been duly authorized by all requisite corporate action, and are not in conflict with the terms of any charter, by-law or other organizational papers of the Company, or any instrument or agreement to which the Company is a party or by which the Company is bound or affected.

4.04. Power of Company Officers. The officers of the Company executing this Credit Agreement, the Notes and any other certificate, instrument or agreement required to be delivered by the Company hereunder have been duly elected or appointed and were fully authorized to execute the same at the time such agreement, certificate or instrument was executed.

4.05. Government and Other Approvals. No approval, consent, exemption or other action by, or notice to or filing with, any Governmental Authority is necessary in connection with the execution, delivery or performance by the Company of this Credit Agreement, the Notes or any other instrument or agreement required hereunder.

4.06. Compliance With Laws. There is, to the best of the Company's knowledge, no law, rule or regulation, nor is there any judgment, decree or order of any court or Governmental Authority binding on the Company which would be contravened by the execution, delivery or performance of this Credit Agreement, the Notes or any other instrument or agreement required hereunder.

4.07. Enforceability of Agreement. This Credit Agreement is the legal, valid and binding agreement of the Company, and the Notes, the Guaranties and the Security Agreements when executed and delivered will be the legal, valid and binding agreements of the Company and its U.S. Subsidiaries which are parties to such agreements, enforceable against the Company and its U.S. Subsidiaries which are parties to such agreements in accordance with their respective terms, and any other instrument or agreement required hereunder, when executed and delivered, will be similarly legal, valid, binding and enforceable against the Company and its U.S. Subsidiaries which are parties to such agreements.

4.08. Title to Property. The Company and its Subsidiaries have good and marketable title to their respective properties and assets free and clear of Liens except for Permitted Liens. The execution, delivery and performance of this Credit Agreement, the Notes or any other instrument or agreement required to be delivered by the Company hereunder will not result in the creation of any Lien. Schedule 3 attached hereto is a true and correct listing of all existing material Liens on property owned by the Company and its Subsidiaries.

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

4.10. Events of Default. No Default or Event of Default has occurred and is continuing or will result from the incurring of the obligations by the Company under this Credit Agreement.

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

4.13.  Financial Information.

    (a) The financial statements dated September 30, 1996 and all other information and data furnished by the Company to the Banks are materially complete and correct, and such financial statements have been prepared in accordance with GAAP and fairly present the consolidated financial condition and results of operations of the Company and its Consolidated Subsidiaries as of such date and for the period ended on such date. Neither the Company nor any Consolidated Subsidiary has any contingent obligations, liabilities for taxes or other outstanding financial obligations which are material in the aggregate, except as disclosed in such statements, information and data or on Schedule 4 or Schedule 5 hereto.

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

5.01. Use of Proceeds. Use the proceeds of the Credit solely (a) for working capital and trade financing, (b) to relend to its Consolidated Subsidiaries from time to time, (c) for Facility Letters of Credit used in the ordinary course of business of the Company and its Subsidiaries, (d) to repurchase receivables sold pursuant to the Receivables Purchase Agreements, and (e) to repay Borrowings and Reimbursement Obligations; but the Company will not, and will not permit any Subsidiary to, use such proceeds to make any Acquisitions or any Investments other than those permitted under subsections (a) through
(h) of Section 6.05.

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

    (d) any excess in the outstanding Advances, Bid Loans and Facility Letter of Credit Obligations over the Maximum Revolving Credit Commitment; and

    (e) any Default or Event of Default, specifying the nature and the period of existence thereof and what action the Company has taken and proposes to take with respect thereto.

5.03.  Financial Statements, Reports, Etc.  Deliver to each Bank:

    (a) as soon as available but not later than sixty (60) days after the close of each of the first three quarters of its fiscal year, the Company's and its Consolidated Subsidiaries' unaudited condensed statement of consolidated financial position, statement of consolidated earnings as of the close of such quarter, and statement of consolidated cash flow for such quarter and that portion of the fiscal year ending with such quarter, certified by the chief financial officer or the controller of the Company as being complete and correct and fairly presenting the Company's and its Consolidated Subsidiaries' financial condition and results of operations as of the end of such quarter and for that portion of the fiscal year ending with such quarter, and accompanied by a statement from the chief financial officer, controller or treasurer of the Company stating: (i) that as of the end of such quarter, no Default or Event of Default existed, or, if such did exist, a description of such Default or Event of Default and what action the Company has taken and proposes to take with respect thereto and (ii) that as of the end of such quarter the Company and its Consolidated Subsidiaries, taken on a consolidated basis, were in compliance with the covenants contained in Sections 5.09, 6.01, 6.04, 6.05(c), 6.06, 6.07, 6.08 and 6.09 and with the requirements of clauses
    (d), (e), and (h) of the definition of Permitted Liens, together with the calculations showing how such compliance was determined or (iii) if the Company and its Consolidated Subsidiaries, taken on a consolidated basis, were not in compliance therewith, stating each incidence of non-compliance and the amount thereof and explaining the reason therefor, together with the calculations showing how such non-compliance was determined;

    (b) as soon as available but not later than one hundred (100) days after the close of each of its fiscal years, a complete copy of the Company's audit report, which shall include at least the Company's and its Consolidated Subsidiaries' statement of consolidated financial position, statement of consolidated earnings, and its statement of consolidated cash flow for such year, examined in accordance with generally accepted auditing standards by an independent public accountant of national reputation selected by the Company and acceptable to the Majority Banks. Such auditor's report shall be free from exceptions, reservations or qualifications as a result of which the auditor is unable to conclude that the financial statements fairly present or adequately disclose the financial condition of the Company and its Consolidated Subsidiaries and shall not be limited because of restricted or limited access by such accountant to any material portion of the Company's or any Subsidiary's records and shall include or be accompanied by a statement from such accountant that during the fiscal year no Default or Event of Default has occurred. Such report shall be accompanied by a certificate from the chief financial officer, controller or treasurer of the Company stating
    (i) that as of the end of such fiscal year no Default or Event of Default existed, or, if any exists, a description of such Default or Event of Default and what action the Company has taken and proposes to take with respect thereto and (ii) that the Company and its Consolidated Subsidiaries, taken on a consolidated basis, are in compliance with the covenants contained in Sections 5.09, 6.01, 6.04, 6.05(c), 6.06, 6.07,
    6.08 and 6.09 and with the requirements of clauses (d), (e), and (h) of the definition of Permitted Liens, together with the calculations showing how such compliance was determined or (iii) if the Company and its Consolidated Subsidiaries, taken on a consolidated basis, are not in compliance therewith, stating each incidence of non-compliance and the amount thereof and explaining the reason therefor, together with the calculations showing how such non-compliance was determined;

    (c) As soon as practicable, and in any event within thirty (30) days after the close of each calendar month, a Borrowing Base Certificate, together with such supporting documents as the Agent deems desirable, all certified as being true and correct by the Chief Financial Officer or Treasurer of the Company. The Company may update the Borrowing Base Certificate and supporting documents more frequently than monthly and the most recently delivered Borrowing Base Certificate shall be the applicable Borrowing Base Certificate for purposes of determining the Borrowing Base at any time;

    (d) as soon as available but not later than one hundred twenty (120) days after the close of each of its fiscal years, its unaudited consolidating balance sheet, statement of earnings, and statement of accumulated earnings employed in the business and capital in excess of par value of the common stock;

    (e) promptly after being filed by the Company with the Securities and Exchange Commission, a copy of each form 8-K current report, form 10-K annual report, form 10-Q quarterly report, annual report to shareholders, proxy statement and registration statement;

    (f) not later than one hundred (100) days after the end of each fiscal year of the Company, an amendment to Schedule 3 hereto, describing Permitted Liens (of the type described in Schedule 3) arising by operation of law or created or suffered by the Company or any Subsidiary subsequent to the Closing Date;

    (g) not later than sixty (60) days after the end of each fiscal quarter of the Company, an amendment to Schedules 1 and 2 hereto, adding or subtracting the Subsidiaries or Significant Subsidiaries, as the case may be, acquired or sold or which became Significant Subsidiaries during such period;

    (h) as soon as available but no later than sixty (60) days after the close of each fiscal quarter of the Company, a complete copy of the statement of financial position, the statement of earnings, and the statement of consolidated cash flow of any captive finance Subsidiary of the Company, prepared by management and certified by the chief financial officer or the controller of the Company as being true and correct and fairly presenting the financial condition of such Subsidiary and, to the extent any such reports are prepared by independent auditors at fiscal year-end, a complete copy of the report of such independent auditors, no later than one hundred (100) days after the close of the Company's fiscal year; and

    (i) such other statements or reports as the Majority Banks may reasonably request in form and detail satisfactory to the Agent and the Majority Banks.

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

5.09. Interest Coverage Ratio. Maintain a ratio of (a) EBITA net of cash interest income (excluding interest income earned on dealer financing) to (b) Interest Expense, net of cash interest income (excluding interest income earned on dealer financing), of not less than (i) 1.00 to 1.00 as of the end of the calendar quarter ending March 31, 1998, (ii) 1.75 to 1.00 as of the end of the calendar quarter ending June 30, 1998 and (iii) 2.00 to 1.00 as of the end of each calendar quarter ending thereafter. For purposes of calculating such ratio, the items required to be included in the calculation shall be measured on a consolidated basis for the twelve-month period ending on the last day of such calendar quarter.

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

6.01. Capitalization Ratio. Permit its ratio of (i) Indebtedness for Borrowed Money for the Company and its Subsidiaries on a consolidated basis minus an amount equal to 25% of cash and Cash Equivalents held by the Company and its Subsidiaries on a consolidated basis to (ii) Capitalization to exceed the ratio set forth below at any time during the calendar quarters as set forth below:

        Quarter                     Capitalization
        Ending:                          Ratio

        March 31, 1997                .55 to 1.0

        June 30, 1997                 .47 to 1.0

        September 30, 1997            .45 to 1.0

        December 31, 1997             .45 to 1.0

        March 31, 1998                .55 to 1.0

        June 30, 1998                 .50 to 1.0

        September 30, 1998            .45 to 1.0

        December 31, 1998             .45 to 1.0

        March 31, 1999                .55 to 1.0

        June 30, 1999                 .50 to 1.0

        September 30, 1999            .45 to 1.0

        December 31, 1999             .45 to 1.0

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

6.03. Liens. Create, assume or suffer to exist any Lien (including the Lien of an attachment, judgment or execution) on any of its or its Consolidated Subsidiaries' properties, whether now owned or hereafter acquired, except Permitted Liens, or Liens created pursuant to the Security Agreements, or enter into or suffer to exist any agreement which would restrict the ability of the Company or any of its Consolidated Subsidiaries to grant Liens to the Banks pursuant to the Security Agreements or otherwise.

6.04. Mergers, Sales of Assets, Etc. Liquidate, dissolve, or enter into any consolidation, merger, partnership, joint venture or any other combination or sell, lease, assign, transfer or otherwise dispose of any assets, including any stock or other equity interests owned by the Company or any Consolidated Subsidiary of the Company, whether now owned or hereafter acquired, in a single transaction or in a series of transactions or enter into any sale and leaseback transactions, other than

    (a) the sale of inventory in the ordinary course of business;

    (b) the sale or other disposition of property no longer needed in the conduct of its business;

    (c) the sale of Fixed Assets or any sale and leaseback transaction involving Fixed Assets provided that, at the time of any such sale, neither (i) the aggregate Net Proceeds thereof plus any other non-cash property received therefor nor (ii) the aggregate book value of all such Fixed Assets during the term of this Credit Agreement commencing on March 29, 1996 exceeds at any time an amount equal to five percent (5%) of the

    Tangible Net Worth of the Company and its Subsidiaries on a consolidated basis;

    (d) the merger, consolidation or transfer of the business or assets of any Guarantor with or to the Company or with or to any other Guarantor;

    (e) the merger or consolidation or transfer of the business or assets of any Subsidiary that is not a Guarantor with or to any other Subsidiary that is not a Guarantor; and

    (f) as permitted in Section 6.05.

6.05. Acquisitions, Investments. Make any Acquisitions or any Investments or commitments therefor, or create any non-consolidated Subsidiary, or create any sinking fund in relation thereto, other than

    (a) Investments in accordance with the Company's Short-Term Investment Policy and Guidelines, issued on July 26, 1994, a copy of which is attached hereto as Schedule 11;

    (b) Investments (other than in Subsidiaries) in existence on the date hereof and described in Schedule 12 hereto;

    (c) loans by the Company to Subsidiaries that are Guarantors in the ordinary course of their respective businesses;

    (d) loans by the Company to non-U.S. Subsidiaries in the ordinary course of their respective businesses and consistent with past practices;

    (e) the making of tax-sharing payments to any Consolidated Subsidiary or by any Consolidated Subsidiary to the Company pursuant to an agreement with a Consolidated Subsidiary requiring such payment;

    (f) capitalization of existing intercompany debt of any foreign Subsidiary; and

    (g) as permitted by Section 6.04.

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

6.07. Existing Indebtedness. Prepay, defease, refinance or repurchase or enter into any arrangement having substantially such effect with respect to, any Indebtedness for Borrowed Money (other than the Advances and Bid Loans) prior to the maturity or scheduled repayment date in effect as of the Closing Date other than payments with respect to obligations described in clauses
(iv), (v) and (vi) of the definition of Indebtedness for Borrowed Money and payments to repurchase receivables sold pursuant to the Receivables Purchase Agreements..

6.08. Repurchase Arrangements. Repurchase, during any fiscal year, from dealers or financial institutions with which the Company or any of its Subsidiaries has floor plan financing arrangements, boats, motors or boat/motor/trailer (or any combination thereof) packages for an aggregate amount in excess of Forty Million Dollars ($40,000,000).

6.09. Dividends and other Restricted Payments. Pay any Restricted Payments (other than dividends payable in its own capital stock) except that (1) any Consolidated Subsidiary may pay dividends to the Company, (2) the Company may pay Restricted Payments during any fiscal year, commencing with the fiscal year ending September 30, 1996, if, after giving effect to such Restricted Payment, the aggregate amount of Restricted Payments during such fiscal year would not exceed the Minimum Amount, provided, however, that no Restricted Payment may be paid if an Event of Default exists on the date such Restricted Payment is declared, authorized, or paid and further provided (subject to the immediately preceding proviso), that all Restricted Payments must be made within 90 days after such Restricted Payment is declared or authorized.


                                 ARTICLE VII

                              EVENTS OF DEFAULT

Regardless of the terms of any Notes issued hereunder or Facility Letters of Credit, the occurrence and continuation of any of the following events, at the option of Majority Banks, shall terminate any obligation on the part of the Banks to make or continue the Credit and, at the option of the Majority Banks, shall make all outstanding principal and accrued and unpaid interest on the Credit and all fees and other sums outstanding under or in respect of this Credit Agreement, the Notes and the Facility Letters of Credit immediately due and payable, without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or other notices or demands of any kind or character, except as hereinafter specified; provided, however, that the occurrence of any of the events set forth in Section 7.06, 7.07 or
7.10 shall automatically terminate the Banks' Commitments, automatically accelerate the amounts due hereunder and under the Notes and the Facility Letters of Credit, without notice of default, presentment or demand for payment, protest or notice of nonpayment or dishonor, or other notices or demands of any kind or character.

With respect to all Facility Letters of Credit with respect to which presentment for honor shall not have occurred at the time of an acceleration pursuant to the preceding paragraph, the Company shall at such time deposit in a cash collateral account opened by the Agent for the ratable benefit of the Banks and the Issuers an amount equal to the aggregate then undrawn and unexpired amount of such Facility Letters of Credit. Amounts held in such cash collateral account shall be applied by the Agent to the payment of drafts drawn under such Facility Letters of Credit, and the unused portion thereof after all such Facility Letters of Credit shall have expired or been fully drawn upon, if any, shall be applied to repay other obligations of the Company to the Banks under this Credit Agreement. After all such Facility Letters of Credit shall have expired or been fully drawn upon, all Reimbursement Obligations shall have been satisfied and all other obligations of the Company to the Banks under this Credit Agreement shall have been paid in full, the balance, if any, in such cash collateral account shall be returned to the Company.

7.01. Nonpayment. The Company shall fail to pay when due any installment of principal or any Reimbursement Obligation when due or, within three (3) Banking Days of its due date, any installment of interest or any fee or other sum due under this Credit Agreement in accordance with the terms hereof or of any Note or Facility Letter of Credit issued under this Credit Agreement.

7.02. Representation or Warranty. Any written representation or warranty herein or in any agreement, instrument or certificate executed pursuant hereto shall prove to have been false or misleading in any material respect when made or when deemed to have been made.

7.03. Specific Defaults. The Company shall fail to duly or promptly perform or observe the provisions of any of Sections 5.09, 6.01, 6.03, 6.04, 6.05, 6.06, 6.07, 6.08 or 6.09.

7.04. Other Defaults. The Company shall fail duly or promptly to perform or observe any of the other covenants, agreements or conditions contained in this Credit Agreement and such default shall continue unremedied for a period of thirty (30) days after written notice thereof is delivered to the Company by the Agent.

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

7.10. Change in Control. (a) Any Person or Persons acting in concert shall acquire beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of fifteen percent (15%) or more of the outstanding shares of voting stock of the Company and the board of directors of the Company fails to redeem the rights issued under the Shareholder Rights Plan within the time period prescribed therein and such circumstance shall continue for thirty (30) days; or (b) any Person or Persons acting in concert shall acquire beneficial ownership (within the meaning of Rule 13d-3 of the Securities and Exchange Commission under the Securities Exchange Act of 1934) of fifty percent (50%) or more of the outstanding shares of voting stock of the Company; or (c) during any period of twelve (12) consecutive months, commencing before or after the Closing Date, individuals who at the beginning of such twelve-month period were directors of the Company cease for any reason to constitute a majority of the board of directors of the Company; or (d) any change of control shall occur as defined under the provisions of the Company's certificate of incorporation or by-laws, as at any time amended.

7.11. Revocation of Guaranties. Any Guarantor seeks to, or indicates in writing an intention to, terminate or revoke any of its liabilities and obligations under any of the Guaranties.


                                ARTICLE VIII

                              RELATION OF BANKS

8.01. Appointment and Authorization. Each Bank hereby appoints each of the Agent, the Bid Agent and the Co-Agent to act as its agent in connection with the administration of this Credit Agreement and for such purpose irrevocably authorizes the Agent, the Bid Agent and the Co-Agent to take such action and to exercise such rights, powers and discretions as are specifically delegated to the Agent, the Bid Agent and the Co-Agent in this Credit Agreement, together with all rights, powers and discretions as are reasonably incidental thereto. The Agent, the Bid Agent and the Co-Agent may perform any of their respective functions and duties under this Credit Agreement by or through agents or their respective directors, officers or employees. In performing their respective functions and duties under this Credit Agreement, the Agent, the Bid Agent and the Co-Agent shall not be deemed to have a fiduciary relationship in respect of, or (except as provided herein) other responsibility to, any Bank or to have assumed any relationship of agency or trust with or for the Company or any Consolidated Subsidiary.

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

8.03. Sharing of Setoff. Any Bank or any affiliate of any Bank which shall receive payment of or on account of all or part of its share of the Credit through the exercise of any right of setoff, counterclaim, banker's lien, secured claim under any bankruptcy statute or otherwise in a greater proportion than the proportionate amount of principal, interest and fees due it under this Credit Agreement shall purchase immediately prior to such payment participations in the portions of the Credit held by the other Banks so that all recoveries of principal, interest and fees (except payments made pursuant to Section 2.08, 2.11(d), 2.14 or 2.15) shall be shared by Banks in accordance with their pro rata interests in the Credit as set forth in Section
8.02. If all or any portion of such excess payment is thereafter recovered from such Bank, such purchase shall be rescinded and the purchase price restored to the extent of such recovery, but without interest. All sums received by a Bank through the exercise of any right of setoff, counterclaim, banker's lien, secured claim under any bankruptcy statute or otherwise shall be deemed to be first applied to such Bank's portion of the Indebtedness for Borrowed Money under this Credit Agreement or any other loan document related hereto until payment thereof in full and any balance remaining thereafter shall be deemed applied to any other Indebtedness for Borrowed Money of the Company to such Bank.

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

    (b) Each Bank agrees to use its best efforts not to disclose without the prior written consent of the Company (other than to such Bank's employees, auditors or counsel) any confidential information with respect to the Company or any Subsidiary or any Acquisition which is furnished pursuant to this Credit Agreement; provided, however, that each Bank may disclose any such information (i) as has become generally available to the public (other than in violation of this Credit Agreement), (ii) as required by law or regulation or by any regulatory authority having jurisdiction over the Bank, (iii) pursuant to a subpoena or other legal process or, in connection with any litigation, (iv) to any prospective purchaser or participant as described in Section 9.04, provided such prospective purchaser or participant agrees in writing to be bound as described in
    Section 9.04, and (v) as may be necessary to enforce its rights hereunder or under its Notes and the Facility Letters of Credit.

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

    (g) waives any condition specified in Article III,

    (h) amends the definition of Majority Banks,

    (i) releases all or substantially all of the Collateral or the Guaranties,

    (j) affects the rights, duties or obligations of the Agent, unless all Banks agree in writing thereto, or

    (k) changes the percentage of Banks required to consent to or to take any action hereunder.

8.06. Exculpation. Neither the Agent, the Bid Agent nor the Co-Agent shall be liable or answerable for anything whatsoever in connection with this Credit Agreement or any instrument or agreement required hereunder, including responsibility in respect to the execution, construction or enforcement of this Credit Agreement or any such instrument or agreement, except for its willful misconduct or gross negligence, and the Agent, the Bid Agent and the Co-Agent shall have no duties or obligations other than as expressly provided herein and therein. The Agent, the Bid Agent and the Co-Agent shall be entitled to rely on any opinion of counsel (including counsel for the Company) in relation to this Credit Agreement and any instrument or agreement required hereunder, and upon statements and communications received from the Company, or from any other Person, reasonably believed by it to be authentic, and shall not be liable for any action taken or omitted in good faith on such reliance.

8.07. Indemnification. Each Bank agrees to indemnify the Agent, the Bid Agent and the Co-Agent to the extent not reimbursed by the Company, ratably according to its proportionate interest in the outstanding Advances and Reimbursement Obligations (or, if there are no outstandings hereunder, in the Commitments), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever which may be imposed on, incurred by or asserted against the Agent, the Bid Agent or the Co-Agent in any way relating to or arising out of this Credit Agreement or any instrument or agreement required hereunder or any action taken or omitted by the Agent, the Bid Agent or the Co-Agent in such role under this Credit Agreement or any such instrument or agreement; provided that no Bank shall be liable for any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever resulting from the Agent's, the Bid Agent's or the Co-Agent's willful misconduct or gross negligence.

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

8.09. Notice of Transfer. The Agent and the Company may deem and treat a Bank party to this Credit Agreement as the owner of such Bank's Notes for all purposes hereof unless and until a written notice of the assignment or transfer thereof executed by such Bank shall have been received by the Agent and the Company.

8.10. Credit Decision. Each Bank represents that it has made and agrees that it shall continue to make its own independent investigation of the financial condition and affairs of the Company and its own appraisal of the creditworthiness of the Company in connection with its Commitment and the making and the continuance of the Advances, the Bid Loans and the Facility Letters of Credit. Neither the Agent, the Bid Agent nor the Co-Agent has any duty or responsibility, either initially or on a continuing basis, to provide any Bank with any credit or other information (other than obtained pursuant to this Credit Agreement) with respect thereto, whether coming into its possession before the date hereof or at any time thereafter, unless furnished to the Agent, the Bid Agent or the Co-Agent by the Company for delivery to the Banks.

8.11. Resignation of the Agent. The Agent, the Bid Agent and the Co-Agent may each resign at any time by giving written notice to the Banks and the Company. Upon any such resignation, the Majority Banks with the prior written consent of the Company, which shall not be unreasonably withheld, shall have the right to appoint a successor from among the Banks party hereto. If no successor shall have accepted such appointment within forty-five (45) days after the retiring Agent's, Bid Agent's or Co-Agent's giving of notice of resignation, the retiring Agent, Bid Agent or Co-Agent may, on behalf of the Banks, appoint a successor thereto with the prior written consent of the Company, which shall not be unreasonably withheld, and such successor Agent, Bid Agent or Co-Agent shall be a bank or trust company organized under the laws of the United States or any state thereof having a combined capital and surplus of at least $1,000,000,000. Upon the acceptance by such successor of its appointment hereunder, such successor shall succeed to and become vested with all the rights and obligations of the retiring Agent, Bid Agent or Co-Agent, and the retiring Agent, Bid Agent or Co-Agent shall be discharged from its obligations under this Credit Agreement except with respect to any liability with respect to a breach of any obligation hereunder prior to such resignation. The provisions of this Article shall inure to the benefit of the retiring Agent, Bid Agent or Co-Agent as to any actions taken or omitted to be taken by it while it held such positions under this Credit Agreement.

8.12. Reliance by Agent and Co-Agent. Agent and Co-Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, telegram, telecopy, telex or telephone message, statement or other document or conversation reasonably believed by them to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including counsel to the Company), independent accountants and other experts selected by Agent and Co-Agent. Agent and Co-Agent shall be fully justified in failing or refusing to take any action under this Credit Agreement or any other instrument or agreement contemplated hereunder unless they shall first receive such advice or concurrence of the Majority Banks as they deem appropriate and, if they so request, they shall first be indemnified to their satisfaction by the Banks against any and all liability and expense which may be incurred by them by reason of taking or continuing to take any such action. Agent and Co-Agent shall in all cases be fully protected in acting, or in refraining from acting, under this Credit Agreement or any other instrument or agreement contemplated hereunder in accordance with a request or consent of the Majority Banks (or, when expressly required hereby, all the Banks) and such request and any action taken or failure to act pursuant thereto shall be binding upon all Banks.


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

9.02. Successors and Assigns. This Credit Agreement shall bind and inure to the benefit of the parties hereto and their respective permitted successors and assigns; provided, however, that the Company shall not assign this Credit Agreement or any of the rights or obligations of the Company hereunder without the prior written consent of each Bank.

9.03. Banks' Obligations Several. The obligations of each Bank under this Credit Agreement are several. Neither the Agent, the Bid Agent, the Co-Agent nor any Bank shall be liable for the failure of any other Bank to perform its obligations under this Credit Agreement. The failure of any Bank to make all or any part of the proceeds of any Advance or Bid Loan or participation in a Facility Letter of Credit to be made by it available to the Agent, the Bid Agent or the Co-Agent, as the case may be, for the benefit of the Company or Issuer, as the case may be, pursuant to this Credit Agreement, shall not relieve any other Bank from the performance of its obligations under this Credit Agreement.

9.04.  Assignments, Participations; Setoff.

    (a) With the prior written consent of the Company and the Agent, which shall not be unreasonably withheld, any Bank may at any time sell, assign or otherwise transfer to any other Person all or any part of the obligations of the Company to such Bank, so long as such Bank at all times retains at least twenty percent (20%) of its original Commitment, and thereupon such Person shall become a "Bank" for all purposes hereunder, provided however, that no Bank shall be deemed to be in violation of this Section because of a subsequent reduction of the Commitments by the Company. Notwithstanding the foregoing, any Bank assigning its obligations under Section 2.15(d) may sell 100% of its obligations and any Bank may at any time, without the consent of the Company or the Agent, assign all or any portion of its rights under this Credit Agreement and its Notes to a Federal Reserve Bank; provided that no such assignment shall release the transferor Bank from its obligations hereunder.

    (b) Any Bank may at any time grant participations to any other Person (a "participant") in all or part of the obligations of the Company to such Bank under this Credit Agreement or any Note evidencing such obligations or with respect to any Reimbursement Obligation, so long as such Bank at all times retains at least twenty percent (20%) of its original Commitment hereunder and any Advances hereunder, provided however, that no Bank shall be deemed to be in violation of this Section because of a subsequent reduction in the Commitments by the Company.

    (c) Each such transfer by a Bank shall be in accordance with federal and state securities laws applicable to such Bank. In connection with such transfer, each Bank, including the Agent, may furnish or disclose to a proposed purchaser or participant any financial or other information furnished or disclosed to the Banks by the Company provided that the proposed purchaser or participant first executes a written agreement in the form of Schedule 9 stating that it will not disclose any information furnished to it with respect to the Company and its Subsidiaries except
    (i) as has become generally available to the public (other than in violation of this Credit Agreement), (ii) as required by law or regulation or by any regulatory authority, (iii) pursuant to a subpoena or other legal process or in connection with any litigation, and (iv) as may be necessary to enforce the rights of the Banks or such participant hereunder or under the Notes.

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

    (e) Upon any such transfer or assignment (other than a participation for a period not in excess of one hundred eighty (180) consecutive days) by a Bank pursuant to this Section 9.04, such Bank will, promptly after making such transfer, advise the Agent and the Company in writing of the transfer and the name and address of the transferee. The Company hereby acknowledges and agrees that any such disposition will give rise to a direct obligation of the Company to the participant. The Company hereby authorizes each Bank or its affiliate and each such participant, in case of the occurrence of an Event of Default by the Company hereunder, to proceed directly, subject to Section 8.03, by right of setoff, banker's lien, or otherwise, against any assets of the Company or any of its Subsidiaries which may at the time of such Event of Default be in the hands of such Bank or any such Bank affiliate or any such participant.

9.05. Delays and Waivers. No delay or omission by the Agent or the Banks to exercise any right under this Credit Agreement shall impair any such right, nor shall it be construed to be a waiver thereof. No waiver of any single breach or default under this Credit Agreement shall be deemed a waiver of any other breach or default. Any waiver, modification, amendment, consent or approval relating to this Credit Agreement, the Notes or the Facility Letters of Credit, must be in writing to be effective and must be signed by or on behalf of the Majority Banks or all the Banks, as the case may be, as provided in Section 8.05.

9.06. Costs and Expenses. The Company agrees to pay on demand to the Agent, the Bid Agent, the Co-Agent, each Bank and each Issuer all reasonable costs and expenses incurred by the Agent, the Co-Agent, the Bid Agent and each such Bank and Issuer including, without limitation, reasonable attorneys' fees and the reasonable allocated costs of staff counsel (a) in connection with the enforcement (after the occurrence of an Event of Default) of this Credit Agreement or any instrument or agreement required hereunder or in connection with any proposed refinancing or restructuring of the credit provided in this Credit Agreement in the nature of a "work-out" and (b) for all stamp, registration and other duties and imposts to which this Credit Agreement and any instrument or agreement required hereunder may be subject. The Company shall indemnify the Agent, the Co-Agent, the Bid Agent, each Issuer and each Bank against any and all liabilities and penalties resulting from any delay in paying, or failure to pay, any such duties and imposts upon written notice from the Agent, the Co-Agent or the Bid Agent or an Issuer or a Bank that such amounts have been assessed. The Company shall reimburse each of the Agent, the Bid Agent and the Co-Agent for its reasonable attorneys' fees (including the reasonable allocated costs of staff counsel) and other expenses incurred in connection with the negotiation, preparation and execution of this Credit Agreement and any amendments, consents, or waivers of, or relating to, this Credit Agreement.

9.07. Entire Agreement. This Credit Agreement and any agreement, document or instrument attached hereto or referred to herein integrate all the terms and conditions mentioned herein or incidental hereto, and supersede all oral negotiations and prior writings in respect to the subject matter hereof (except a letter agreement dated November 21, 1994 between the Agent and the Company, a letter agreement between the Co-Agent and the Company and any subsequent agreements relating to fees to be paid to the Agent, the Co-Agent or the Bid Agent). In the event of any conflict between the terms, conditions and provisions of this Credit Agreement and any such prior agreement, document or instrument, the terms, conditions and provisions of this Credit Agreement shall prevail.

9.08. Governing Law. This Credit Agreement, the Notes, the Facility Letters of Credit and all other documents executed in connection herewith shall be governed by and construed in accordance with the laws of the State of Illinois.

9.09. Section Headings. Section headings and the table of contents are for reference only, and shall not affect the interpretation or meaning of any provision of this Credit Agreement.

9.10. Severability. The illegality or unenforceability of any provision of this Credit Agreement or any instrument or agreement required hereunder shall not in any way affect or impair the legality or enforceability of the remaining provisions of this Credit Agreement or any instrument or agreement required hereunder.

9.11. Counterparts. This Credit Agreement may be executed in as many counterparts as may be deemed necessary or convenient, and by the different parties hereto on separate counterparts (provided that the Company shall execute each counterpart), each of which, when so executed, shall be deemed an original, but all such counterparts shall constitute but one and the same agreement.

9.12. Indemnity. The Company hereby agrees to indemnify, protect and hold harmless the Agent, the Bid Agent, the Co-Agent, any Issuer, the Banks and their officers, directors, agents, employees, attorneys and shareholders or their successors (each an "Indemnified Party") from and against all reasonable costs and expenses (including, without limitation, the cost of counsel, whether staff or otherwise and whether allocated or out-of-pocket) and all actions, claims (whether made or threatened), suits, liabilities, damages and losses incurred by or imposed on the Agent, the Bid Agent, the Co-Agent, any Issuer, the Banks or any such officer, director, agent, employee, attorney or shareholder or their successors in connection with or as a result of the execution, delivery and performance of this Credit Agreement, and the transactions contemplated hereunder, or any Acquisition financed with Borrowings hereunder, or with any other act, omission or event relating in any manner to any of the foregoing. Notwithstanding anything to the contrary in this Section 9.12, the Company shall not be obligated to indemnify any such Person for any losses, claims, damages, liabilities and expenses incurred by such Person which have resulted from gross negligence or willful misconduct on the part of such Person. Without limiting the generality of the foregoing, such indemnity shall extend to any and all reasonable costs and expenses whatsoever incurred by the Banks, the Agent, the Bid Agent, the Co-Agent or any Issuer their officers, directors, agents, employees, attorneys and shareholders or their successors (including, without limitation, the reasonable cost of counsel, whether staff or otherwise and whether allocated or out-of-pocket) in connection with investigating, preparing for or defending against or providing evidence, producing documents or taking any action with respect to any such action, claim (whether made or threatened and whether or not such Bank or other Indemnified Party is a party to such action or claim), suit, liability, damage or loss, whether or not resulting in any liability. The obligation of the Company to indemnify each Bank, each Issuer, the Bid Agent, the Co-Agent and the Agent under this Section for fees and disbursements of counsel shall be limited to the fees and expenses of one counsel in each jurisdiction representing all such Persons, except (i) to the extent that, in the reasonable judgment of any such Person, the existence of actual or potential conflicts of interest make representation by the same counsel inappropriate and (ii) that any such Person that is a party to, or compelled to participate in, any such action, suit or proceeding shall be indemnified for the reasonable fees and disbursements of its counsel to the extent otherwise provided in this Section 9.12. This indemnity shall survive the execution, delivery and consummation of the transactions contemplated by this Credit Agreement and the documents related to any Acquisition financed with Borrowings hereunder. The Company's obligations under this indemnity are and shall remain absolute and unconditional, enforceable against it whether or not any Borrowings are ever made by the Company or any conditions of lending are ever met and without regard to any act, omission, breach, knowledge or event by, attributable to, or in any manner involving the Banks, the Agent, the Bid Agent, the Co-Agent, or any Issuer. Payment by the Company in respect of a claim made by the Agent, the Co-Agent, the Bid Agent, or any Issuer or Bank pursuant to this Section shall be made within fifteen (15) days after demand therefor. Nothing contained herein shall be construed to prevent or restrict the Company from asserting, or be deemed to be a waiver of, any rights which the Company may have against the Agent, the Bid Agent, the Co-Agent or any Issuer or Bank, under any provision of law. If and to the extent that the foregoing undertaking may be unenforceable for any reason, the Company hereby agrees to make the maximum contribution to the payment and satisfaction of each of the foregoing amounts which is permissible under applicable law.

9.13.  Judgment Currency Indemnity.

    (a) In the event of a judgment or order being rendered by a court or tribunal of any particular jurisdiction for the payment of any amount owing to the Agent, the Co-Agent, the Bid Agent, any Issuer or any of the Banks pursuant to or in respect of this Credit Agreement or any instrument or agreement required hereunder (the "Loan Documents") and any such judgment or order being expressed in a currency (the "Judgment Currency") other than that in which the amount then owing pursuant to or in respect of this Credit Agreement or the Loan Documents is expressed to be payable (the "Contractual Currency"), the Company shall indemnify and hold each of the Agent, the Co-Agent, the Bid Agent, any Issuer or any of the Banks harmless against any deficiency arising or resulting from any variation between (i) the rate of exchange applied in converting any amount expressed in the Contractual Currency into the Judgment Currency for the purposes of such judgment or order and (ii) the rate of exchange of the Judgment Currency for the Contractual Currency as at the date or dates of discharge of the said judgment or order.

    (b) The foregoing indemnity shall constitute an obligation of the Company separate and independent from its other obligations under this Credit Agreement and the Loan Documents, shall give rise to separate and independent causes of action against the Company, shall apply irrespective of any indulgence granted to the Company by the Agent, the Co-Agent, the Bid Agent, any Issuer or any of the Banks from time to time and shall continue in full force and effect notwithstanding any judgment or order. The certificate of the Agent, the Co-Agent, the Bid Agent, an Issuer or a Bank as to the amount of any such deficiency as aforesaid (which shall be deemed to constitute a loss suffered by the Agent, the Co-Agent, the Bid Agent, an Issuer or such Bank without any proof or evidence of any actual loss being required) shall, save for any manifest error, be conclusive and binding on the Company.

9.14. WAIVER OF JURY TRIAL. THE COMPANY, THE AGENT AND EACH BANK HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

IN WITNESS WHEREOF, the parties hereto have executed this Credit Agreement by their duly authorized officers as of the day and year first above written.

OUTBOARD MARINE CORPORATION


By: GEORGE F. SCHUEPPERT
    --------------------
    George F. Schueppert, Executive Vice
    President and Chief Financial Officer


By: THOMAS G. GOODMAN
    -----------------
    Thomas G. Goodman, Treasurer

    Address for Notices:
        100 Sea-Horse Drive
        Waukegan, Illinois 60085
        Attention:  Robert J. Moerchen
        Telephone: (847) 689-5279
        Telex: 253891
        Answerback: OMCORP WAUK
        Rapifax: (847) 689-6206



THE FIRST NATIONAL BANK OF CHICAGO       Commitment:         $33,000,000

By:     Deborah Stevens
        ---------------
        DEBORAH STEVENS
Title:  Authorized Agent

    Address for Notices:
    One First National Plaza
    Chicago, Illinois 60670
    Attention:  April Yebd
    Telephone:  (312) 732-4823
    Answerback:      FNBCUI
    Telex:      4330253
    Rapifax:    (312) 732-2715

    With a copy to:
    The First National Bank of Chicago
    One First National Plaza
    Chicago, Illinois  60670-0088
    Attention:  Deborah E. Stevens
                     Vice President
    Telephone:  (312) 732-2532
    Telex:      4330253
    Answerback:      FNBCUI
    Rapifax:    (312) 732-1117

BANK OF AMERICA ILLINOIS                 Commitment:         $28,500,000

By:     Mike Healy
        ----------
        MIKE HEALY
Title:  Vice President

    Address for Notices:
    231 S. LaSalle Street
    Chicago, Illinois  60697
    Attention:  Lewis B. Fisher
           Vice President
    Telephone:  (312) 828-3137
    Rapifax:    (312) 987-7384



ROYAL BANK OF CANADA                     Commitment:         $27,000,000

By:     Karen Hull
        ----------
        KAREN HULL
Title:  Manager, Corporate Banking

    Address for Notices:
    New York Branch
    Royal Bank of Canada
    Financial Square, 23rd Floor
    New York, NY 10005-3531
    Attention:  Linda Smith
    Telephone:  (212) 428-6323
    Telex: MCI62519
    Answerback: RBCNY
    Rapifax:    (212) 428-2372

    With a copy to:
    Royal Bank of Canada
    1 N. Franklin Street
    Suite 700
    Chicago, Illinois 60606
    Attention:  Karen Hull
           Manager, Corporate Banking
    Telephone:  (312) 551-1617
    Rapifax:    (312) 551-0805



THE BANK OF NEW YORK                     Commitment:         $15,750,000

By:    William O'Daly
       --------------
       WILLIAM O'DALY
Title: Assistant Vice President

    Address for notices:
    One Wall Street - 19th Floor
    New York, NY  10286
    Attention:  Mark R. Fawcett
           Assistant Vice President
    Telephone:  (212) 635-8448

    Rapifax:    (212) 635-1208

ABN AMRO BANK, N.V.                      Commitment:         $12,750,000

By:    Laurie D. Flom
       --------------
       LAURIE D. FLOM
Title: Vice President


By:    Ronald R. Richter
       -----------------
       RONALD R. RICHTER
Title: Group Vice President

    Address for notices:
    135 S. LaSalle Street, Suite 625
    Chicago, Illinois 60603
    Attention:  Ron Richter
    Telephone:  (312) 904-4372
    Rapifax:    (312) 606-8425



THE BANK OF NOVA SCOTIA                  Commitment:         $12,750,000

By:    J. H. Youssef
       -------------
       J. H. YOUSSEF
Title: Senior Manager Finance & Administration

    Address for Notices:
    The Bank of Nova Scotia
    600 Peachtree Street N.E.
    Suite 2700
    Atlanta, GA 30308
    Attention:  Jeffrey Jones
           Loan Administration Officer
    Telephone:  (404) 877-1500
    Rapifax:    (404) 888-8998

    With a copy to:
    The Bank of Nova Scotia
    181 West Madison Avenue, Suite 3700
    Chicago, IL 60602
    Attention:  John P. Malloy
           Relationship Manager
    Telephone:  (312) 201-4100
    Telex:
    Answerback:
    Rapifax:    (312) 201-4108

    The Bank of Nova Scotia
    Scotia Plaza
    44 King Street West
    Toronto, Ontario, Canada M5H 1H1
    Attention:  Pierre Lok
           Assistant General Manager

FIRSTAR BANK MILWAUKEE, N.A.             Commitment:         $12,750,000

By:    R. Bruce Anthony
       ----------------
       R. BRUCE ANTHONY
Title: Assistant Vice President

    Address for Notices:
    777 East Wisconsin Avenue
    Milwaukee, Wisconsin  53202
    Attention:  Bruce Anthony
           Assistant Vice President
    Telephone:  (414) 765-4724
    Telex:      TRT 191178
    Answerback:      FIRWIS MIL
    Rapifax:    (414) 765-5062



THE NORTHERN TRUST COMPANY               Commitment:         $7,500,000

By:    Michelle Teteak
       ---------------
       MICHELLE TETEAK
Title: Vice President

    Address for Notices:
    50 South LaSalle Street
    Chicago, Illinois  60675
    Attention:  Michelle Teteak
           Chicago Division
    Telephone:  (312) 444-3506
    Telex:
    Answerback:
    Rapifax:    (312) 444-5055



NBD BANK                                 Commitment:                 $0

By:     Deborah Stevens
        ---------------
        DEBORAH STEVENS
Title:  Authorized Agent

    Address for notices:
    611 Woodward Avenue
    Detroit, MI  48226
    Attention:  Mr. Chris Chevannes
           Detroit Capital Markets -- Revenue Bonds
    Telephone:  (313) 225-3104
    Rapifax:    (313) 225-4533

With a copy to:
    The First National Bank of Chicago
    One First National Plaza
    Chicago, IL  60670-0088
    Attention:  Deborah E. Stevens
    Telephone:  (312) 732-2532
    Telex:      4330253
    Answerback: FNBCUI
    Rapifax:    (312) 732-1117
                                                             ------------
                                                             $150,000,000
                                                             ============
                               -92-

                                                                    EXHIBIT 11
                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       Computation of Per Share Earnings

                                                 Three Months Ended             Six Months Ended
                                                      March 31                      March 31
(In millions except amounts per share)           1997          1996            1997          1996
                                             -----------------------        ----------------------
Primary Earnings Per Share:
  Net Earnings (Loss)                        $  (7.3)       $   1.1         $ (21.6)      $ (11.3)
                                             =======================        ======================

  Weighted Average Number of Shares             20.2           20.1            20.2          20.1
  Common Stock Equivalents (Stock Options)         *            0.1               *             *
                                             -----------------------        ----------------------
  Average Shares Outstanding                    20.2           20.2            20.2          20.1
                                             =======================        ======================
  Primary Earnings (Loss) Per Share           $(0.36)       $  0.05         $ (1.07)      $ (0.56)
                                             =======================        ======================

Fully Diluted Earnings Per Share:
  Net Earnings (Loss)                        $  (7.3)       $   1.1         $ (21.6)      $ (11.3)
  Add: After-Tax Interest and Related
    Expense Amortization on 7%
    Convertible Subordinated Debentures          0.8            0.8             1.6           1.6
                                             -----------------------        ----------------------
  Net Earnings (Loss) Adjusted               $  (6.5)       $   1.9         $ (20.0)      $  (9.7)
                                             =======================        ======================

  Weighted Average Number of Shares             20.1           20.1            20.1          20.1
  Common Stock Equivalents (Stock Options)       0.1            0.1             0.1           0.1
  Weighted Average Common Shares Assuming
    Conversion of 7% Convertible
    Subordinated Debentures                      3.4            3.4             3.4           3.4
                                             -----------------------        ----------------------
  Average Shares Outstanding                    23.6           23.6            23.6          23.6
                                             =======================        ======================
  Fully Diluted Earnings (Loss) Per Share    $    **        $    **         $    **       $    **
                                             =======================        ======================

 * The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

 ** The computation of fully diluted earnings per share of common stock is antidilutive; therefore, the amount reported for primary and fully diluted earnings per share is the same.

                                                               EXHIBIT 19

                                             April 25, 1997

  To Our Shareholders:

     For our second quarter of fiscal 1997 we reported a net loss of $7.3 million, or 36 cents per share (primary and fully diluted), on sales of $237.0 million. During the second quarter of 1996, the company reported net earnings of $1.1 million, or five cents per share (primary and fully diluted), on sales of $285.5 million. The sales decline for the quarter of $48.5 million represented a 17.0% decrease.
     For the first six months of the current fiscal year, the company reported sales of $434.1 million compared to $517.6 million in the similar period in its fiscal 1996 year, a decrease of $83.5 million or 16.1%. A net loss of $21.6 million for the six months ended March 31, 1997, compares to a net loss of $11.3 million in the comparable period in 1996, and resulted in a net loss per share of $1.07 for the first six months of 1997 compared to a net loss per share of $0.56 in the comparable period of 1996. As a result of the losses experienced in the first half of this year, the Board of Directors elected not to declare a dividend for the second quarter.
     OMC's sales decrease was due primarily to reduced market demand, both domestically and internationally, coupled with a managed effort to assist dealers in reducing field inventories. The company estimates that, on a year-to-year basis, dealer inventories of OMC outboard engines have been reduced approximately 16% while dealer inventories of boats are down about 1%. The company's retail consumer programs were very successful in helping the dealer inventory reduction effort, although they resulted in higher sales discounts for the quarter.
     The earnings decrease, both for the quarter and year-to-date, was principally a function of the sales decrease, but was also affected by unabsorbed manufacturing expenses arising from reduced production schedules as well as costs associated with the company's earnings improvement programs. As a result of the lower sales and production schedules, the company was able to reduce working capital in the quarter by $42.5 million compared to the second quarter of 1996. Earnings were also impacted by increased marketing expenses related to the introduction of the company's new FICHT TM fuel injection engines. These 150 horsepower engines have been in the market since early January and are performing extremely well and are receiving excellent reviews from customers, dealers, the media and fishing professionals. Other operating expenses were down, both for the quarter and year-to-date. Non-recurring income of $8.8 million partially offset the operating decline in the second quarter. This, coupled with similar gains of $7.7 million in the first quarter, resulted in $16.5 million of non-recurring income in the first six months of 1997.
     Our Board of Directors has also directed management to engage the services of the investment banking firm of Salomon Brothers Inc. as its financial advisor to explore strategic alternatives as a means of maximizing shareholder value. The company's Board of Directors believes the capital base of the company must be strengthened in order to allow it to accelerate the operational and strategic changes underway at OMC, and to fund a more rapid development of the company's FICHT TM fuel injection technology and other product development initiatives.
     Please visit our internet site at www.omc-online.com for product information and news on Outboard Marine


                                   HARRY W. BOWMAN
                                   ---------------
                                   H. W. Bowman
                                   Chairman, President and
                                   Chief Executive Officer

                          OUTBOARD MARINE CORPORATION
                      Statements of Consolidated Earnings
                                  (Unaudited)

                                                    Three Months Ended            Six Months Ended
                                                          March 31                    March 31
(In millions except amounts per share)                1997         1996           1997         1996
                                                      ----         ----           ----         ----
Net Sales                                          $ 237.0      $ 285.5        $ 434.1      $ 517.6

Cost of Goods Sold                                   200.5        224.2          374.9        416.9
                                                   ---------------------       ---------------------

   Gross earnings                                     36.5         61.3           59.2        100.7

Selling, General and Administrative Expenses          49.5         54.5           91.9        100.2
                                                   ---------------------       ---------------------

   Earnings (Loss) from operations                   (13.0)         6.8          (32.7)         0.5

Non-Operating Expense (Income)
   Interest expense                                    4.0          4.1            8.4          9.5
   Other, net                                        (10.7)        (0.2)         (21.3)        (0.5)
                                                   ---------------------       ---------------------
                                                      (6.7)         3.9          (12.9)         9.0
                                                   ---------------------       ---------------------

      Earnings (Loss) before provision for income
         taxes                                        (6.3)         2.9          (19.8)        (8.5)

Provision for Income Taxes                             1.0          1.8            1.8          2.8
                                                   ---------------------       ---------------------

      Net earnings (loss)                          $  (7.3)     $   1.1        $ (21.6)     $ (11.3)
                                                   =====================       =====================

Net Earnings (Loss) Per Share of Common Stock

   Primary                                         $ (0.36)     $  0.05        $ (1.07)     $ (0.56)
                                                   =====================       =====================

   Fully diluted                                   $ (0.36)     $  0.05        $ (1.07)     $ (0.56)
                                                   =====================       =====================

Dividends Declared Per Share                       $  0.10      $  0.10        $  0.20      $  0.20
                                                   =====================       =====================

Average Shares of Common Stock and Common
   Stock Equivalents Outstanding (if applicable)      20.2         20.2           20.2         20.1


                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                    -------------------
                                   March 31    March 31     September 30
(In Millions)                        1997        1996           1996
                                     ----        ----           ----
Assets
Current Assets
   Cash and cash equivalents     $  69.5      $  35.1        $  95.5
   Receivables                     161.7        168.1          167.6
   Inventories
       Finished products            64.5         92.1           62.6
       Raw material, work in
        process and service parts  108.9        125.5          102.5
                                 ------------------------------------

               Total inventories   173.4        217.6          165.1
Other current assets                38.2         49.6           39.3
                                 ------------------------------------

Total current assets               442.8        470.4          467.5

Product Tooling, net                49.4         53.0           51.6
Intangibles                         36.7         39.4           38.3
Other Assets                        97.8         90.7           97.4

Plant & Equipment, at cost         552.2        567.2          565.1
 Less-Accumulated depreciation    (343.5)      (343.4)        (346.2)
                                 ------------------------------------
                                   208.7        223.8          218.9
                                 ------------------------------------
                 Total assets    $ 835.4      $ 877.3        $ 873.7
                                 ====================================



Liabilities and Shareholders' Investment
 Current Liabilities
    Accounts payable             $  83.3      $  86.7        $  90.0
    Accrued and other              162.3        144.0          163.3
                                 ------------------------------------

       Total current liabilities   245.6        230.7          253.3

 Long-Term Debt                    172.6        177.5          177.6
 Postretirement Benefits Other
  Than Pensions                    100.3        101.0          100.7
 Other Non-Current Liabilities     106.7        126.6          104.5

 Shareholders' Investment
    Common stock & capital surplus 115.2        113.8          114.8
    Retained earnings              105.7        134.4          131.3
    Cumulative translation
     adjustments                   (10.7)        (6.7)          (8.5)
                                 ------------------------------------
      Total shareholders'
       investment                  210.2        241.5          237.6
                                 ------------------------------------
              Total liabilities
               and shareholders'
               investment        $ 835.4      $ 877.3        $ 873.7
                                 ====================================
