Form 10-Q
period 1997-06-30
OUTBOARD MARINE CORP
filed 1997-08-07
CIK 75149

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997.

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

Number of shares of Common Stock of $0.15 par value outstanding at July 31, 1997 were 20,221,964 shares (not including 129,716 treasury shares).

Exhibit Index Page 13.
                                    -1-

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 1
                            FINANCIAL INFORMATION

                            FINANCIAL STATEMENTS
                                June 30, 1997


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
                                  (Unaudited)

                                                    Three Months Ended            Nine Months Ended
                                                           June 30                     June 30
(In millions except amounts per share)                1997         1996           1997         1996
                                                      ----         ----           ----         ----
Net Sales                                          $ 275.8      $ 291.0        $ 709.9      $ 808.6

Cost of Goods Sold                                   221.0        231.4          595.9        648.3
                                                   ---------------------       ---------------------

   Gross earnings                                     54.8         59.6          114.0        160.3

Selling, General and Administrative Expenses          59.8         51.5          151.7        151.7

Restructuring Charges                                    -         11.9              -         11.9
                                                   ---------------------       ---------------------

   Earnings (Loss) from operations                    (5.0)        (3.8)         (37.7)        (3.3)

Non-Operating Expense (Income)
   Interest expense                                    4.3          4.8           12.7         14.3
   Other, net                                         (4.6)        (3.2)         (25.9)        (3.7)
                                                   ---------------------       ---------------------
                                                      (0.3)         1.6          (13.2)        10.6
                                                   ---------------------       ---------------------

      Earnings (Loss) before provision for income
         taxes                                        (4.7)        (5.4)         (24.5)       (13.9)

Provision (Credit) for Income Taxes                    0.4         (1.8)           2.2          1.0
                                                   ---------------------       ---------------------

      Net earnings (loss)                          $  (5.1)     $  (3.6)       $ (26.7)     $ (14.9)
                                                   =====================       =====================

Net Earnings (Loss) Per Share of Common Stock

   Primary                                         $ (0.25)     $ (0.18)       $ (1.32)     $ (0.74)
                                                   =====================       =====================

   Fully diluted                                   $ (0.25)     $ (0.18)       $ (1.32)     $ (0.74)
                                                   =====================       =====================

Dividends Declared Per Share                       $     -      $  0.10        $  0.20      $  0.30
                                                   =====================       =====================

Average Shares of Common Stock and Common
   Stock Equivalents Outstanding (if applicable)      20.2         20.1           20.2         20.1

The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
            Condensed Statements of Consolidated Financial Position

                                        (Unaudited)
                                    -------------------
                                    June 30     June 30     September 30
(In Millions)                        1997        1996           1996
                                     ----        ----           ----
Assets
Current Assets
   Cash and cash equivalents     $  83.8      $  44.8        $  95.5
   Receivables                     155.9        159.8          167.6
   Inventories
       Finished products            62.9         87.0           62.6
       Raw material, work in
        process and service parts   99.0        111.2          102.5
                                 ------------------------------------

               Total inventories   161.9        198.2          165.1
Other current assets                38.2         51.0           39.3
                                 ------------------------------------

Total current assets               439.8        453.8          467.5

Product Tooling, net                47.0         54.5           51.6
Intangibles                         36.0         39.0           38.3
Other Assets                        98.7         94.8           97.4

Plant & Equipment, at cost         551.9        566.0          565.1
 Less-Accumulated depreciation    (348.3)      (344.8)        (346.2)
                                 ------------------------------------
                                   203.6        221.2          218.9
                                 ------------------------------------
                 Total assets    $ 825.1      $ 863.3        $ 873.7
                                 ====================================



Liabilities and Shareholders' Investment
 Current Liabilities
    Accounts payable             $  72.5      $  64.2        $  90.0
    Accrued and other              168.5        158.1          163.3
                                 ------------------------------------

       Total current liabilities   241.0        222.3          253.3

 Long-Term Debt                    172.6        177.5          177.6
 Postretirement Benefits Other
  Than Pensions                    100.1        101.2          100.7
 Other Non-Current Liabilities     108.2        127.5          104.5

 Shareholders' Investment
    Common stock & capital surplus 115.6        114.2          114.8
    Retained earnings              100.6        128.8          131.3
    Cumulative translation
     adjustments                   (13.0)        (8.2)          (8.5)
                                 ------------------------------------
      Total shareholders'
       investment                  203.2        234.8          237.6
                                 ------------------------------------
              Total liabilities
               and shareholders'
               investment        $ 825.1      $ 863.3        $ 873.7
                                 ====================================

The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
                     Statements of Consolidated Cash Flows
                                  (Unaudited)

                                                               Nine Months Ended
                                                                    June 30
(In millions)                                                  1997        1996
                                                               ----        ----
Cash Flows from Operating Activities
 Net loss                                                   $ (26.7)    $ (14.9)
 Adjustments to reconcile net earnings to net cash
  provided by operations:
   Depreciation and amortization                               41.2        38.8
   Changes in current accounts excluding the
    effects of noncash transactions:
     Decrease in receivables                                    8.3        39.8
     Decrease (Increase) in inventories                         2.0        (5.1)
     Decrease (Increase) in other current assets                0.7        (2.4)
     (Decrease) in accounts payable and accrued liabilities   (13.1)      (25.7)
   Other, net                                                  (0.5)       (0.1)
                                                            --------------------

      Net cash provided by operating activities                11.9        30.4

Cash Flows from Investing Activities
 Expenditures for plant and equipment, and tooling            (30.1)      (40.0)
 Proceeds from sale of plant and equipment                     14.4         0.5
 Other, net                                                    (0.6)          -
                                                            --------------------

      Net cash used for investing activities                  (16.3)      (39.5)

Cash Flows from Financing Activities
 Cash dividends paid                                           (6.0)       (6.1)
 Other, net                                                    (0.4)        2.6
                                                            --------------------

      Net cash used for financing activities                   (6.4)       (3.5)

Exchange Rate Effect on Cash                                   (0.9)       (0.9)
                                                            --------------------

Net Decrease in Cash and Cash Equivalents                     (11.7)      (13.5)

Cash and Cash Equivalents at Beginning of Period               95.5        58.3
                                                            --------------------

Cash and Cash Equivalents at End of Period                  $  83.8      $ 44.8
                                                            ====================

Supplemental Cash Flow Disclosures
 Interest paid                                              $  11.7      $ 12.7
 Income taxes paid                                              3.2         8.0


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


2.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE

The Company has a revolving credit agreement, which provides for credit of up to $150 million secured by accounts receivable, inventories, patents and trademarks. This agreement expires not later than December 31, 1999.

Under the revolving credit agreement, the Company is required to meet certain financial covenants. At June 30, 1997, the Company was in compliance with those financial covenants.

The Company had receivables sales agreements whereby the Company agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). These receivable sales agreements were terminated as of April 30, 1997. In order to maintain the balance in the designated pool of Receivables sold, the Company was obligated to sell undivided percentage interests in new Receivables as existing Receivables were collected. The Company retained a residual interest in the Receivables sold, thus receivables were only reduced by the net outstanding proceeds from the sales. The Company had net outstanding proceeds of $8 million at June 30, 1996. The Company had retained the same credit risk as if the Receivables had not been sold. The costs associated with the receivables sales agreements are included in non-operating expense - other, net in the Statement of Consolidated Earnings.


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

The Company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, including those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the Company's Consolidated Financial Position or Consolidated Earnings.

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

Once the Company becomes aware of its potential liability at a particular site, it uses its experience and its knowledge of the site to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the Company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience and its knowledge of the site, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of other participants' ability to pay.

As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and does not accrue for normal operating and maintenance costs for site monitoring and compliance requirements. However, the Company does accrue for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At June 30, 1997, the Company has an accrued liability of approximately $14 million for costs related to remediation at contaminated sites including continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

In the first quarter of the current fiscal year, the Company recovered insurance proceeds of $6.1 million for prior environmental charges. These insurance proceeds are included in non-operating expense (income) in the Statement of Consolidated Earnings for the nine months ended June 30, 1997.

Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual reflects the Company's liability based upon the information available at the time.

4.  SUBSEQUENT EVENTS

On July 9, 1997 the Company announced that on July 8, 1997, it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Detroit Diesel Corporation, a Delaware corporation ("DDC") and OMC Acquisition Corp., a Delaware corporation (the "Offeror") and a wholly-owned subsidiary of DDC, pursuant to which the Offeror agreed to purchase 13,842,619 shares of the Common Stock (the "Shares") at a price of $16.00 per Share net to the selling shareholder in cash without interest (the "Offer") as set forth in the Merger Agreement. In the event the Offer is consummated, the Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions set forth therein, the Offeror will merge (the "Merger") with and into the Company, which will continue as the surviving corporation of the Merger. Pursuant to the Merger, at the effective time thereof (the "Effective Time"), each then issued and outstanding Share (other than Shares held by the Company as treasury stock, Shares owned by the Offeror or DDC, or Shares held by shareholders who perfect their appraisal rights under the Delaware General Corporation Law, as amended) (the "Exchanged Shares") will be converted into and represent the right to receive (a) a fractional share of the common stock of DDC equal to 4,000,000 divided by the number of Exchanged Shares (the "Exchange Ratio"), plus (b) a cash payment equal to (i) $16.00 minus (ii) the product of the Exchange Ratio times $25.00, plus (c) in the event the average closing price of common stock of DDC on the New York Stock Exchange (the "NYSE") for the 20 consecutive trading days ending on the fifth trading day prior to the closing date of the Merger (the "Closing Date Market Price") is less than $25.00, then an additional cash payment equal to the product of the Exchange Ratio multiplied by the lesser of (i) $25.00 minus the Closing Date Market Price or (ii) $6.00.

All members of the Board of Directors of the Company (with one director abstaining due to existing relationships with an affiliate of DDC) have approved the Merger Agreement, the Offer and the Merger, and determined that terms of each of the Merger Agreement, the Offer and the Merger are fair to and in the best interests of shareholders.

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 2
                            FINANCIAL INFORMATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                June 30, 1997

RESULTS OF OPERATIONS

    For the third quarter of fiscal 1997, the Company reported a net loss of $5.1 million, or 25 cents per share (primary and fully diluted), on sales of $275.8 million. During the third quarter of 1996, the Company reported a net loss of $3.6 million, or 18 cents per share (primary and fully diluted), on sales of $291.0 million. The sales decrease of $15.2 million represented a 5.2% decline compared to a decline of 16.1% for the first six months of the fiscal year.

    For the first nine months of the current fiscal year, the Company reported sales of $709.9 million compared to $808.6 million in the similar period in its fiscal 1996 year, a decrease of $98.7 million or 12.2%. A net loss of $26.7 million for the nine months ended June 30, 1997, compares to a net loss of $14.9 million in the comparable period in 1996, and resulted in a net loss per share of $1.32 for the first nine months of 1997 compared to a net loss of 74 cents per share in the comparable period of 1996.

    In the current fiscal year, an adjustment to operating income was made in the third quarter to increase boat warranty reserves $8.0 million due to a change in an accounting estimate. In the prior fiscal year, the quarter ended June 30, 1996 was negatively impacted by restructuring charges of $11.9 million for an international restructuring program.

Non-operating income of $4.6 million for the three months ended June 30, 1997 includes non-recurring income of $2.4 million due primarily to gains on sales of fixed assets. This was coupled with gains of $16.5 million in the first two quarters due primarily to an insurance recovery in an environmental matter, a favorable lawsuit settlement and gains on sales of fixed assets, in the first two quarters, and resulted in $18.9 million of non-recurring income in the first nine months of fiscal 1997.

    The Company's sales decrease was due primarily to reduced market demand for its products, primarily in the North American markets, coupled with a managed effort to assist dealers in reducing field inventories and some market restraint as a result of the Company's announced intention in April to explore strategic alternatives to maximize shareholder value.

    Selling, general and administrative expense for the quarter was up due to higher marketing and warranty expenses, but was offset year-to-date by lower expenses resulting from the restructuring programs initiated last year.

    The provision for income taxes for the three and nine months ended June 30, 1997 and 1996 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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


FINANCIAL CONDITION

    Due to the seasonal nature of OMC's business it is more appropriate to compare the June 30, 1997 Condensed Statement of Financial Position with the similar statement of June 30, 1996. The Company's ratio of current assets to current liabilities was 1.8 at June 30, 1997 compared to 2.0 at June 30, 1996. Current assets of $439.8 million at June 30, 1997 decreased $14.0 million as compared to current assets of $453.8 million at June 30, 1996. Cash increased $38.6 million to $83.8 million at June 30, 1997 as compared to $44.8 million at June 30, 1996. Due primarily to lower sales, receivables were $11.9 million lower on a proforma basis after including $8.0 million at June 30, 1996 sold through a receivables sales agreement (see Note 2 of Notes to Consolidated Financial Statements). Inventories decreased $36.3 million to $161.9 million at June 30, 1997 as compared to $198.2 million at June 30, 1996 due primarily to reduced production in engine plants to bring inventories more in line with sales. Other current assets decreased due primarily to decreased deferred income tax benefits.

    Current liabilities increased by $18.7 million to $241.0 million as of June 30, 1997 compared to $222.3 million at June 30, 1996. Accrued liabilities increased $10.4 million due primarily to reclassification of $5.0 million of debt to short-term, higher warranty accruals, higher accrued income taxes and a reclassification of interest expense relating to tax settlements to a current liability offset by lower restructuring reserves. Other non-current liabilities decreased $19.3 million due primarily to a decrease in tax liabilities.

    The Company's total debt to total capitalization at June 30, 1997 was 47 percent compared to 43 percent at June 30, 1996.

    Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the second and third quarters and normally begin to decline in the third quarter as the Company's products enter their peak selling season. The Company has a $150 million revolving credit agreement in place for seasonal working capital requirements.


TRENDS AND FORWARD-LOOKING FACTORS

See Note 4 of Notes to Consolidated Financial Statements relating to the tender offer commenced by a subsidiary of Detroit Diesel Corporation to acquire shares of the Company's common stock. Reference is also made to the Company's Schedule 14D-9 dated July 15, 1997 filed by the Company with the Securities and Exchange Commission.

    Some of the foregoing statements are forward-looking in nature and made in reliance upon the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials and components, general economic conditions including interest rates, consumer confidence, activity in the Company's common stock, potential other offers for the Company's common stock and the outcome of the Detroit Diesel Corporation and OMC Acquisition Corp. tender offer. Investors are also directed to risks discussed in documents filed by the Company with the Securities and Exchange Commission. The Company assumes no obligation to update the information included in this statement.

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                         PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibit reference is made to the Exhibit Index on Page 13.

    (b) A current report on Form 8-K relating to "Execution of Merger Agreement" was filed on July 11, 1997 and is incorporated herein by reference.

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


                         OUTBOARD MARINE CORPORATION

         Signature                     Title                Date
_____________________________  _________________________  _________________

By: /s/: George L. Schueppert  Executive Vice President   August 7, 1997
                               & Chief Financial Officer
_____________________________  _________________________  _________________

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

(B) With respect to the Registrant's By-Laws as amended April 24, 1997, reference is made to Exhibit 3(B) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated herein by reference.


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

(E) With respect to Amendment No. 1 to the Rights Agreement dated July 8, 1997, reference is made to the Form 8-A/A filed by the Registrant on July 11, 1997, which is incorporated herein by reference.


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

(E) With respect to the Employment Agreement for Mr. Bowman, reference is made to Exhibit 10(F) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

(F) With respect to the Second Amended and Restated Revolving Credit Agreement dated as of March 29, 1996, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference. With respect to the Amendment No. One to the Second Amended and Restated Revolving Credit Agreement, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated herein by reference. With respect to the Extension Letter to the Second Amended and Restated Revolving Credit Agreement , reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996, which is incorporated herein by reference. With respect to the Third Amended and Restated Revolving Credit Agreement dated as April 30, 1997, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated herein by reference.

(G) With respect to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, which is incorporated herein by reference. With respect to the Amendment No. 1 and Waiver and the Amendment No. 2 and Waiver to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which is incorporated herein by reference.

(H) With respect to Severance Agreements between the Registrant and Mr. Bowman, certain elected and appointed officers and certain other executives of the Registrant, reference is made to Exhibits 99.2, 99.3 and 99.4 of the Registrant's Schedule 14D-9 filed with the Securities and Exchange Commission on July 15, 1997, which is incorporated herein by reference.

(I) With respect to the Agreement and Plan of Merger among Detroit Diesel Corporation, OMC Acquisition Corp. and the Registrant, reference is made to
Exhibit 99.1 of the Registrant's Schedule 14D-9 filed with the Securities and Exchange Commission on July 15, 1997, which is incorporated herein by reference.


Exhibit 11:  Statements regarding computation of per share earnings:

A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 27:  Financial data schedule:

This information is filed only in the electronic filing.

                                                                    EXHIBIT 11
                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       Computation of Per Share Earnings
                                 (Unaudited)

                                                 Three Months Ended            Nine Months Ended
                                                       June 30                       June 30
(In millions except amounts per share)           1997          1996            1997          1996
                                             -----------------------        ----------------------
Primary Earnings Per Share:
  Net Earnings (Loss)                        $  (5.1)       $  (3.6)        $ (26.7)      $ (14.9)
                                             =======================        ======================

  Weighted Average Number of Shares             20.2           20.1            20.2          20.1
  Common Stock Equivalents (Stock Options)         *              *               *             *
                                             -----------------------        ----------------------
  Average Shares Outstanding                    20.2           20.1            20.2          20.1
                                             =======================        ======================
  Primary Earnings (Loss) Per Share          $ (0.25)       $ (0.18)        $ (1.32)      $ (0.74)
                                             =======================        ======================

Fully Diluted Earnings Per Share:
  Net Earnings (Loss)                        $  (5.1)       $  (3.6)        $ (26.7)      $ (14.9)
  Add: After-Tax Interest and Related
    Expense Amortization on 7%
    Convertible Subordinated Debentures          0.8            0.8             2.5           2.5
                                             -----------------------        ----------------------
  Net Earnings (Loss) Adjusted               $  (4.3)       $  (2.8)        $ (24.2)      $ (12.4)
                                             =======================        ======================

  Weighted Average Number of Shares             20.2           20.1            20.2          20.1
  Common Stock Equivalents (Stock Options)         -            0.1               -           0.1
  Weighted Average Common Shares Assuming
    Conversion of 7% Convertible
    Subordinated Debentures                      3.4            3.4             3.4           3.4
                                             -----------------------        ----------------------
  Average Shares Outstanding                    23.6           23.6            23.6          23.6
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