Form 10-K
period 1997-09-30
OUTBOARD MARINE CORP
filed 1998-01-13
CIK 75149

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

                 For the fiscal year ended September 30, 1997.

                                      or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-2883

                          OUTBOARD MARINE CORPORATION
                          ---------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                      36-1589715
 ------------------------------                        ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)
100 Sea Horse Drive
Waukegan, Illinois                                    60085
-------------------------------                       -----
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (847) 689-6200

Securities registered pursuant to Section 12 (b) of the Act:

                                             Name of each exchange on
Title of each class                               which registered
-------------------                          -------------------------
7% Convertible Subordinated                  New York Stock Exchange &
Debentures Due 2002                          Chicago Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
        NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X        NO
                                               -----         -----
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ( X )

The aggregate market value of voting stock held by non-affiliates at December 31, 1997 was $0.

Number of shares of Common Stock of $0.01 par value outstanding at December 31, 1997 were 20,425,998 shares.

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


                PART III
                --------
     10         Directors and Executive Officers of the Registrant
     11         Executive Compensation
     12         Security Ownership of Certain Beneficial Owners and
                   Management
     13         Certain Relationships and Related Transactions


                PART IV
                -------
     14         Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K
                Signatures
                Exhibit Index

                                    PART I
                                    ------

 ITEM 1.   BUSINESS
 ------------------
 On September 12, 1997, Greenmarine Acquisition Corp. ("Greenmarine") acquired control of Outboard Marine Corporation (the "Pre-Merger Company") when shareholders tendered approximately 90 percent of the outstanding shares of the Pre-Merger Company's common stock to Greenmarine for $18 per share in cash. Greenmarine was formed solely to purchase the shares of the Pre-Merger Company and merged with and into the Pre-Merger Company in a non-taxable transaction on September 30, 1997. Outboard Marine Corporation was the sole surviving entity of the merger with Greenmarine (the "Post-Merger Company") (in either case, unless specifically referenced, Pre-Merger Company or Post Merger Company are also defined as "OMC" or the "Company"). All the outstanding Pre-Merger Company common stock was cancelled on September 30, 1997 and 20.4 million shares of new common stock were issued to Greenmarine Holding L.L.C. (the "Parent") the parent company of Greenmarine. Greenmarine's total purchase price of common stock and related acquisition costs amounted to $373.0 million.

 The Company , which was incorporated in 1936, is engaged principally in the manufacturing and marketing of marine engines, boats and marine parts and accessories principally for recreational use. Its major products are as follows:

        Evinrude outboards
        Johnson outboards
        Johnson/Evinrude parts & accessories
        OMC Turbojet drive systems
        Chris-Craft boats
        Four Winns boats
        Grumman boats
        Haines Hunter boats
        Hydra-Sports boats
        Javelin boats
        Lowe boats
        Nautic Pro parts & accessories
        Princecraft boats
        Quest boats
        Roughneck All-Welded boats
        Sea Nymph boats
        Seaswirl boats
        Springbok boats
        Stacer boats
        Stratos boats
        Sunbird boats
        Suncruiser Pontoon boats

 The Company operates in a single industry segment. Sales to unaffiliated customers include the following principal products:

                                    Years Ended September 30
                                 1997           1996           1995
                                 ----           ----           ----
                                          (In Millions)

      Engine Products         $ 570.8      $   637.5      $   690.8
      Boats and Boat Packages   408.7          484.0          538.4
                               ------       --------       --------
                              $ 979.5      $ 1,121.5      $ 1,229.2
                               ======       ========       ========

 Information by geographic area for the three years ended September 30, 1997 is presented under the heading "Geographic Business Data" which is Note 16 in
 Item 8, Part II of this Form 10-K.

 Most of OMC's principal products are sold throughout the world. Outboard motors and parts and accessories are distributed in the United States and Canada through separate Evinrude and Johnson dealer organizations, the majority of which operate under direct-from-factory dealerships. Boats are sold primarily to direct-from-factory dealerships.

 Distribution of OMC products outside the United States and Canada is handled by various divisions and subsidiaries of the Company, which sell to dealers and wholesale distributors throughout the world.

 All the fields in which OMC is engaged are highly competitive. OMC believes it is the world's largest producer of outboard motors and the second largest recreational powerboat manufacturer.

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

 OMC, AB Volvo Penta and Volvo Penta of the Americas, Inc., are partners in a joint venture which produces gasoline stern drive and gasoline inboard marine power systems. Additional information is presented under the heading "Joint Venture and Investments" which is Note 3 in Item 8, Part II of this Form 10-K.

 In 1995, the Company and FICHT GmbH of Kirchseeon, Germany announced the formation of a strategic alliance for the development and worldwide manufacturing and marketing of high pressure fuel injection systems and other technologies. Under the terms of the strategic alliance, the Company acquired a 51% interest in FICHT GmbH. The Ficht family retained a 49% interest and will continue to operate the business.

 Due to the seasonal nature of OMC's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels during the second fiscal quarter and typically decline thereafter as the Company's products enter the peak consumer selling seasons. To reduce the impact of this seasonality, OMC offers various types of extended credit terms or financed floor planning to qualified customers who buy the Company's products. Working capital requirements during the off-season are in part financed by short-term borrowing. See information presented under the heading "Short-Term Borrowings and Accounts Receivable Sales Agreements" which is Note 8 in Item 8, Part II of this Form 10-K.

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

 In the fiscal years ended September 30, 1997, 1996, and 1995, OMC spent $38.2 million, $41.8 million, and $41.6 million, respectively, on research and development activities relating to the development of new products and improvement of existing products. All of this work was OMC sponsored.

 The U.S. Environmental Protection Agency (EPA) has adopted regulations governing emissions from marine engines. As adopted, the regulations will phase in over nine years, beginning in model year 1998 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3 percent per year beginning with the 1998 model year. In 1994, the Company announced Project LEAP, a $100 million project to develop new low emission technologies and to convert its entire outboard product line to low emission products within the next decade. These technologies will add cost to the product in the short-term. However, this situation is not seen as a major deterrent to sales since value will be added to the product at the same time and the entire industry is faced with developing solutions to the same regulatory requirements. The Company believes this situation will not have a material impact on future results of operations or the financial condition of the Company.

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

 The Company estimates that it will spend approximately $4 million and $3 million, respectively, during the 1998 and 1999 fiscal years for environmental control facilities. Litigation involving the Company and the EPA and other agencies is covered under the heading "Commitments and Contingent Liabilities" which is Note 18 in Item 8, Part II of this Form 10-K.

 As of September 30, 1997, approximately 7,442 people were employed by OMC and its subsidiaries.


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

 All of the Company's manufacturing facilities are Company owned, except the Company's, Delavan, Wisconsin, Dongguan; Hong Kong; and Manaus, Brazil plants. The Delavan facility lease expires in 2006. The Hong Kong facility is located on property leased until 2047. The Dongguan facility lease expires in 1999. The Manaus facility lease expires in 1999. OMC believes that all of its manufacturing facilities are in a sound and modern operating condition and are suitable and adequate for their purposes. The Company also leases various warehouse and office space.

 ITEM 3.   LEGAL PROCEEDINGS
 ---------------------------
 A description of certain legal proceedings is presented under the heading "Commitments and Contingent Liabilities" which is Note 18 in Item 8, Part II of this Form 10-K.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
 -------------------------------------------------------------
 During the fourth quarter of the 1997 fiscal year, there were no matters submitted to a vote of security holders.



                                    PART II
                                    -------

 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           SHAREHOLDER MATTERS
 -----------------------------------------------------------
 There was one record holder of common stock of OMC at September 30, 1997.

 Other material required by this item is presented under the heading "Quarterly Information (Unaudited)" which is Note 17 in Item 8, Part II of this form 10-K.


 ITEM 6.   SELECTED FINANCIAL DATA
 ---------------------------------
 The following summary represents the results of operations (without including changes in accounting principles in 1993) for the five years ended September 30, 1997.

Years Ended September 30     1997       1996       1995       1994       1993
                             ----       ----       ----       ----       ----
                                  (In millions except amounts per share)

Net sales                  $979.5   $1,121.5   $1,229.2   $1,078.4   $1,034.6

Net earnings (loss)         (79.1)      (7.3)      51.4       48.5     (165.0)

Average number of shares of
  common stock outstanding and
  common stock equivalents,
  if applicable              20.2       20.1       20.1       20.0       19.6

Per average share of common
  stock--
    Net earnings (loss)
      Primary               (3.91)     (0.36)      2.56       2.42      (8.42)
      Fully diluted         (3.91)     (0.36)      2.33       2.22      (8.42)
    Dividends declared       0.20       0.40       0.40       0.40       0.40

Total Assets             *1,179.0      873.7      907.0      817.1      791.8

Long-Term Debt              103.8      177.6      177.4      178.2      183.0

  * Total assets is not comparable with 1996 due to the application of purchase accounting.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
 ------------------------------------------------------------------------

 Merger with Greenmarine Acquisition Corp.
 -----------------------------------------
    On September 12, 1997, Greenmarine acquired control of the "Pre-Merger Company when shareholders tendered approximately 90 percent of the outstanding shares of the Pre-Merger Company's common stock to Greenmarine for $18 per share in cash. Greenmarine was formed solely to purchase the shares of the Pre-Merger Company and merged with and into the Pre-Merger Company in a non-taxable transaction on September 30, 1997. Outboard Marine Corporation was the sole surviving entity of the merger with Greenmarine. All of the outstanding Pre-Merger Company common stock was cancelled on September 30, 1997 and 20.4 million shares of new common stock were issued to the Parent. Greenmarine's total purchase price of common stock and related acquisition costs amounted to $373.0 million.


 Results of Operations 1997
 --------------------------
    The Pre-Merger Company had a net loss of $79.1 million or $3.91 per share in 1997 compared to a net loss of $7.3 million or $.36 per share in 1996. The pretax loss was $76.3 million in 1997 compared with $10.4 million of pretax loss in 1996. The 1997 loss includes $26.9 million of change of control expenses associated with the acquisition and merger.

    Sales were $979.5 million in 1997 compared to $1,121.5 million in 1996, a decrease of $142.0 million or 12.7 percent. U.S. revenues, which accounted for 74 percent of total sales, declined 11.3 percent in 1997 while international sales decreased 16.1 percent. Industry unit volume in the United States declined for outboard motors and boats in 1997 compared to the previous year. The Pre-Merger Company's sales decrease was due to reduced market demand for its products, primarily in the North American markets, as a result of assisting dealers in reducing field inventories and market restraint resulting from the Company's announced intention in April, 1997 to sell the Pre-Merger Company.

    Cost of goods sold was 84.4 percent of sales in 1997 as compared with 79.6 percent of sales in 1996. Cost of sales in 1997 included charges for the introduction of the FICHT technology, manufacturing consulting services and write-down of underperforming assets.

    Selling, general and administrative expenditures increased to $215.4 million in 1997 from $210.3 million in 1996. The 1997 expenses reflected the reduction of costs resulting from the restructuring programs initiated last year but were more than offset by changes in accounting estimate of $9.7 million of increased warranty accruals and $7.0 million additional environmental accrual from the early adoption of a new accounting standard (see Note 18 to the Consolidated Financial Statements).

    The 1996 fiscal year includes restructuring charges of $25.6 million primarily related to the closing of distribution operations and write-down of manufacturing facilities outside the United States.

    Interest expense in 1997 increased by $3.9 million over the prior year, as 1996 results included a $5.0 million favorable interest adjustment for past tax liabilities.

    Included in non-operating expense in 1997 was $26.9 million of change of control expenses associated with the acquisition of the Company by Greenmarine. Other non-operating income was $29.2 million in 1997 and $8.5 million in 1996. The 1997 amount included insurance recovery and a lawsuit settlement as well as higher gains on disposition of fixed assets (see Note 14 to the Consolidated Financial Statements).

    Provision (credit) for income taxes was $2.8 million in 1997 and $(3.1) million in 1996, and is explained in Note 15 to the Consolidated Financial Statements. The provision for income taxes for 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not deemed realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The resolution of open tax issues from prior years resulted in a tax credit in 1996.


 Results of Operations 1996
 --------------------------
    The Pre-Merger Company had a net loss of $7.3 million or $.36 per share in 1996 compared to net earnings of $51.4 million or $2.56 per share in 1995. The pretax loss was $10.4 million in 1996 compared with $60.8 million of pretax earnings in 1995.

    Net sales were $1,121.5 million in 1996 compared to $1,229.2 million in 1995, a decrease of $107.7 million or 8.8 percent. U.S. revenues, which accounted for 73 percent of total sales, declined 10.3 percent in 1996 while international sales decreased 4.4 percent. Sales of the Pre-Merger Company's outboard engines and boats declined due to weak market conditions. The marine industry experienced unexpected declines in winter and spring retail demand in 1996 in the segments in which the Pre-Merger Company is strongest.

    While sales declined 8.8 percent, cost of goods sold only declined 4.2 percent. This resulted from the inability to adjust operations to reflect lower sales. The Pre-Merger Company restructured operations considering its core competencies and adjusted the business to react to these market realities. Operating decisions were made in the 3rd and 4th quarters of 1996 which resulted in restructuring charges of $25.6 million. Included in these charges was $20.1 million for closings of distribution operations and write-down of manufacturing facilities outside the United States. The North American and European sales, marketing and manufacturing operations were re-aligned to more effectively meet market needs.

    Selling, general and administrative expenditures decreased to $210.3 million in 1996 from $230.2 million in 1995, an 8.6 percent decrease, due primarily to efforts to reduce these expenses because of decreased sales. As a percent to sales, selling, general and administrative costs remained at 19 percent of revenues.

    Interest expense decreased to $12.3 million in 1996 compared to $23.1 million in 1995. Significant causes for the reduction included $5.0 million as a result of a favorable adjustment of interest on past tax liabilities, lower levels of working capital required in 1996 and accounts receivable sales that lowered interest expense (see Note 8 to the Consolidated Financial Statements).

    Other non-operating income was $8.5 million in 1996 and $16.7 million in 1995. The decrease was primarily the result of the absence of gain recognized on the sale of the Company's investment in I.J. Holdings, Inc. in 1995, a reduction in realization from fixed assets sales and discount charges on accounts receivable sales in 1996.

    The resolution of open tax issues from prior years resulted in a tax credit in 1996. Provision (credit) for income taxes was $(3.1) million in 1996 and $9.4 million in 1995, and is explained in Note 15 to the Consolidated Financial Statements.


 Financial Condition
 -------------------
    Upon merger with Greenmarine Acquisition Corp., the Statement of Consolidated Financial Position as of September 30, 1997 was prepared using the purchase method of accounting which reflects the fair values of assets acquired and liabilities assumed. The excess of the total acquisition cost over the estimated fair value of assets acquired and liabilities assumed at the date of acquisition is initially estimated at $250.2 million. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized. The initial fair value adjustments to the historical balance sheet were as follows:

        Historical book value of net assets acquired:

                Working capital                  $   78.1

                Property, plant and equipment       242.8

                Noncurrent assets                   149.1

                Noncurrent liabilities             (319.3)
                                                   -------
                                                    150.7

        Adjustments to carrying value of assets
                acquired and liabilities assumed    (27.9)

        Excess of purchase price over fair value
                of assets acquired                  250.2
                                                   -------
                               Total             $  373.0
                                                   =======

    The statement of consolidated financial position is not comparable to the prior year because of the purchase accounting adjustments. Current assets increased $3.5 million. Cash and cash equivalents decreased $41.1 million primarily due to lower earnings and change of control payments. Receivables decreased $14.4 million due primarily to lower sales in the fourth quarter of fiscal 1997. Inventories increased $11.8 million due primarily to an increase of $39.1 million due to purchase accounting offset by a decrease of $27.3 million due primarily to efforts to reduce warehoused outboard engines and parts at the boat companies. Deferred income tax benefits increased $3.4 million as explained in Note 15 to the Consolidated Financial Statements. Other current assets increased $43.8 million due primarily to $37.0 million in restricted cash held in a trust depository to fund the remaining untendered outstanding shares of the Pre-Merger Company's old stock.

    Expenditures for capital and tooling were $36.3 million in 1997, down $16.4 million from the 1996 level of $52.7 million as a result of deferred capital expenditures due to the pending sale of the Company. Other assets increased $7.8 million due primarily to funding of a non-qualified pension trust and to collateralization of letters of credit.

    Loan payable was $96.0 million at September 30, 1997. Accounts payable increased $50.0 million due primarily to a payable to Pre-Merger Company shareholders for untendered outstanding stock and also due to change of control payments. Accrued liabilities increased $30.1 million due primarily to the accruals of business reorganizations offset by a reduced restructuring accrual balance from prior years (see Note 7 to the Consolidated Financial Statements). Current maturities and sinking fund requirements of long-term debt increased $72.7 million due primarily to anticipated long-term debt redemptions upon change of control of the Company. Other non-current liabilities increased $98.2 million due primarily to the accruals of business reorganizations (see Note 7 to the Consolidated Financial Statements).

    Long-term debt decreased to $103.8 million in 1997 from $177.6 million in 1996 due to reclassification to short-term of anticipated redemption of the Company's convertible subordinated debentures due 2002. Shareholders' investment was $277.0 million at September 30, 1997.

    The Post-Merger Company's ratio of current assets to current liabilities decreased to 0.9. Loan payable short-term debt increased $96.0 million (see
 Note 8 to the Consolidated Financial Statements).


 Liquidity and Capital Resources
 -------------------------------
    Due to the seasonal nature of the Company's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the second fiscal quarter, and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowings averaged $2.9 million and $5.7 million in 1997 and 1996, respectively, with month-end peak borrowings of $29.0 million and $15.0 million in February 1997 and February 1996, respectively.

    Cash provided by (used by) operations was $(9.2) million in 1997 compared with $91.1 million in 1996 and $51.4 million in 1995. Expenditures for plant and equipment and tooling were $36.3 million in 1997, $52.7 million in 1996 and $66.5 million in 1995.

    The Post-Merger Company has a $150 million loan and security agreement which expires December 31, 2000.

    In connection with the merger, the Post-Merger Company assumed the obligations under a credit agreement for up to $150 million (the "Acquisition Debt") borrowed for the purposes of acquiring shares of the Pre-Merger Company and the purchase of some $67.7 million principal amount of 7% convertible subordinated debentures due 2002 (the "Convertible Debentures"), which the Company had an obligation to offer to purchase because of the change of control at a price of 100% of the outstanding principal amount plus accrued interest. At September 30, 1997, $96 million principal amount of the Acquisition Debt was outstanding. The remaining $54 million principal amount of Acquisition Debt was borrowed on November 12, 1997 in connection with the purchase of the Convertible Debentures.

    The full amount of the Acquisition Debt matures on June 16, 1998. Although the Company does not currently have the funds to refinance such debt, the Company and its Parent believe the Company will be able to raise such funds through the sale of debt or equity in the public or private markets by the maturity date of the Acquisition Debt.

    Based on the Company's current expectations of financial performance, the revolving credit agreement, and other available sources of capital, the Company believes it has available sufficient internal and external financial resources to continue making long term investments for future growth through the next few years.


 Trends and Forward-Looking Factors
 ----------------------------------
    With new ownership and new management in place, the Company is in the process of implementing and executing business reorganizations.

    The U.S. Environmental Protection Agency has adopted regulations governing emissions from marine engines. As proposed, the rule would phase in over nine years, beginning in model year 1998 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard motors and personal watercraft, on average, by 8.3 percent per year beginning with the 1998 model year. In 1994, the Company announced Project LEAP, a $100 million project to convert its entire outboard product line to low emission products within the next decade. The Company is focusing its efforts on a number of technologies to accomplish this objective. The Company believes these technologies will provide reduced emissions, better fuel economy and improved performance, and will meet the proposed regulation on or before the required dates for compliance. These technologies will add cost to the product. However, this situation is not seen as a major deterrent to sales since value will be added to the product at the same time and the entire industry is faced with developing solutions to the same regulatory requirements. The Company does not believe that this situation will have a material negative impact on future results of operations or the financial condition of the Company.

    In 1996, the Pre-Merger Company introduced FICHTTM Fuel Injection technology. FFITM is performing far better than the U.S. Environmental Protection Agency emissions standards. The engine offers boaters smooth, quiet operation, 35% better fuel economy, reduced hydrocarbon emissions by up to 80%, and virtually no smoke on start-up, without sacrificing the performance, lighter weight and smaller size of a two-stroke engine.

    Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109), the Company has not recognized a tax benefit for its deferred tax assets but has instead provided a valuation allowance. Several factors would generally enable the Company to realize the deferred tax assets which have not otherwise been recognized. Historical profitability, forecasted earnings, and management's determination "it is more likely than not" the deferred tax assets will be benefitted against forecasted earnings, all affect whether the unrecognized U.S. deferred tax assets may be realized through a reversal of the valuation allowance. Because the deferred tax asset realization factors of SFAS 109 were adversely affected by the 1997 and 1996 fiscal year results, it is unlikely this reversal of the valuation allowance will occur in 1998.

    The Company assessed what steps it needed to address matters related to "Year 2000" issues. The preliminary review included all of the Company's hardware and software requirements worldwide. The Company has developed a strategy for attaining Year 2000 compliance, which includes modifying existing software, purchasing new software and acquiring new hardware, covering all the Company's equipment from mainframe applications to personal computers. The Company estimates it will spend approximately $6.0 million to $10.0 million to modify existing systems.

    A collective bargaining agreement at OMC-Calhoun (Georgia) is effective through September 30, 1998. The Company and employees of the OMC-Waukegan (Illinois) facility have a four-year collective bargaining agreement effective through October 30, 1999. The OMC-Milwaukee (Wisconsin) contract expires March 31, 1998. While the Company cannot fully predict the outcome of future labor negotiations, the Company believes it can maintain competitive labor costs while providing employees with favorable wages and benefits.

    Under the requirements of the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("Superfund") and certain other laws, the Company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency ("USEPA") and other agencies. The Company has been notified that it is a potentially responsible party ("PRP") for study and clean-up costs at a number of sites. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms that vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site and/or the amount of time the site was owned or operated. However, under Superfund and certain other laws, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with the site. Although unable to determine its liability for clean-up and remediation costs in connection with all of these sites, management believes that appropriate accruals have been recorded. While the results of the proceedings discussed above cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of such proceedings, in the aggregate, after giving consideration to the amounts accrued, should not have a material impact on the Company's Financial Position or the Consolidated Earnings. For further information see Note 18 to the Consolidated Financial Statements.

    Some of the foregoing statements are forward-looking in nature and made in reliance upon the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission. The Company assumes no obligation to update the information included in this statement.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
 ----------------------------------------------------

Outboard Marine Corporation
Statements of Consolidated Earnings

                                         (Dollars in millions except amounts per share)

                                                       Pre-Merger Company
                                         ----------------------------------------------
Years ended September 30                     1997              1996              1995
                                          --------         ---------         ---------
Net Sales                                $  979.5         $ 1,121.5         $ 1,229.2
Cost of Goods Sold                          826.5             892.2             931.8
                                          --------         ---------         ---------
  Gross earnings                            153.0             229.3             297.4

Selling, General and Administrative
   Expense                                  215.4             210.3             230.2
Restructuring Charges                          --              25.6                --
                                          --------         ---------         ---------
  Earnings (Loss) from operations           (62.4)             (6.6)             67.2

Non-Operating Expense (Income):
  Interest expense                           16.2              12.3              23.1
  Change in control expenses                 26.9                --                --
  Other, net                                (29.2)             (8.5)            (16.7)
                                          --------         ---------         ---------
                                             13.9               3.8               6.4
                                          --------         ---------         ---------

  Earnings (Loss) before provision
     for income taxes                       (76.3)            (10.4)             60.8

Provision (Credit) for Income Taxes           2.8              (3.1)              9.4
                                          --------         ---------         ---------
          Net earnings (loss)            $  (79.1)        $    (7.3)        $    51.4
                                          ========         =========         =========

Net Earnings (Loss) Per Share of
   Common Stock

          Primary                        $  (3.91)        $   (0.36)        $    2.56
                                          ========         =========         =========
          Fully diluted                  $  (3.91)        $   (0.36)        $    2.33
                                          ========         =========         =========

The accompanying notes are an integral part of these statements.

                                    -13-

Outboard Marine Corporation
Statements of Consolidated Financial Position

                                                                      (Dollars in millions)
                                                             --------------------------------------
                                                              Post-Merger       |        Pre-Merger
                                                                Company         |         Company
                                                              -----------       |        ----------
September 30                                                      1997          |           1996
                                                               ---------        |         --------
Assets                                                                          |
Current Assets:                                                                 |
  Cash and cash equivalents                                  $    54.4          |       $   95.5
  Receivables (less reserve for doubtful receivables of                         |
    $ 6.7 million in 1997 and $11.6 million in 1996)             153.2          |          167.6
  Inventories                                                    176.9          |          165.1
  Deferred income tax benefits                                    19.0          |           15.6
  Other current assets                                            67.5          |           23.7
                                                               --------         |        --------
      Total Current Assets                                       471.0          |          467.5
                                                                                |
Product Tooling, net                                              34.2          |           51.6
Plant and Equipment, net                                         210.2          |          218.9
Goodwill                                                         250.2          |           29.1
Trademarks, Patents and Other Intangibles                         83.9          |            9.2
Pension Asset                                                     74.4          |           50.1
Other Assets                                                      55.1          |           47.3
                                                               --------         |        --------
          Total Assets                                       $ 1,179.0          |       $  873.7
                                                                                |
Liabilities and Shareholders' Investment                                        |
Current Liabilities:                                                            |
  Loan payable                                               $    96.0          |       $     --
  Accounts payable                                               142.0          |           90.0
  Accrued liabilities                                            182.0          |          151.9
  Accrued income taxes                                             6.6          |           11.2
  Current maturities and sinking fund requirements of                           |
    long-term debt                                                72.9          |            0.2
                                                               --------         |        --------
      Total Current Liabilities                                  499.5          |          253.3
                                                                                |
Long-Term Debt                                                   103.8          |          177.6
Postretirement Benefits Other than Pensions                       96.0          |          100.7
Other Non-Current Liabilities                                    202.7          |          104.5
                                                                                |
Shareholders' Investment:                                                       |
  Common stock - 25 million shares authorized at $.01                           |
    par value with 20.4 million shares outstanding in                           |
    1997; 90 million shares authorized at $.15 par                              |
    value with 20.1 million shares outstanding in 1996             0.2          |            3.0
  Capital in excess of par value of common stock                 276.8          |          114.1
  Accumulated earnings employed in the business                     --          |          134.4
  Minimum pension liability adjustment                              --          |           (3.1)
  Cumulative translation adjustments                                --          |           (8.5)
  Treasury stock at cost, .1 million shares in 1996                 --          |           (2.3)
                                                               --------         |        --------
      Total shareholders' investment                             277.0          |          237.6
                                                               --------         |        --------
          Total Liabilities and Shareholders' Investment     $ 1,179.0          |       $  873.7
                                                               ========         |        ========

The accompanying notes are an integral part of these statements.

                                    -14-

Outboard Marine Corporation
Statements of Consolidated Cash Flows

                                                                                    (Dollars in millions)
                                                                        ---------------------------------------------
                                                                    Pre-Merger Company
                                                                           and
                                                                   Post-Merger Company         Pre-Merger Company
                                                                        ----------          -------------------------
Years ended September 30                                                    1997                1996           1995
                                                                         --------            --------       --------
Cash Flows from Operating Activities:
Net earnings (loss)                                                     $  (79.1)           $   (7.3)      $   51.4
Adjustments to reconcile net earnings (loss) to net cash provided by operations:
    Depreciation and amortization                                           57.0                 54.7          47.6
    Restructuring charges                                                     --                 21.6            --
    Changes in current accounts excluding the effects of acquisitions and noncash transactions:
      Decrease (increase) in receivables                                     9.6                 32.4         (32.4)
      Decrease (increase) in inventories                                    26.5                 27.3         (29.5)
      Decrease (increase) in other current assets                           (0.4)                (3.6)        (13.2)
      Increase (decrease) in accounts payable, accrued liabilities
       and income taxes                                                     (5.3)               (15.1)         14.1
      Increase (decrease) in deferred items                                (15.8)               (20.6)         13.7
      Other, net                                                            (1.7)                 1.7          (0.3)
                                                                          -------             --------      --------
            Net cash provided by (used for) operating activities            (9.2)                91.1          51.4

Cash Flows from Investing Activities:
Investments                                                                   --                   --          (9.9)
Expenditures for plant and equipment, and tooling                          (36.3)               (52.7)        (66.5)
Proceeds from sale of plant and equipment                                   13.0                  2.7          11.8
Other, net                                                                  (2.8)                (0.5)         (1.2)
                                                                          -------             --------      --------
            Net cash used for investing activities                         (26.1)               (50.5)        (65.8)

Cash Flows from Financing Activities:
Payments of long-term debt, including current maturities                      --                 (0.2)         (1.1)
Cash dividends paid                                                         (6.0)                (6.1)         (8.0)
Other, net                                                                   2.3                  3.4           1.0
                                                                          -------             --------      --------
            Net cash used for financing activities                          (3.7)                (2.9)         (8.1)

Exchange Rate Effect on Cash                                                (2.1)                (0.5)          0.5
                                                                          -------             --------      --------
Net increase (decrease) in Cash and Cash Equivalent                        (41.1)                37.2         (22.0)
Cash and Cash Equivalents at Beginning of Year                              95.5                 58.3          80.3
                                                                          -------             --------      --------
Pre-Merger Company Cash and Cash Equivalents at End of Year              $  54.4             $   95.5      $   58.3
                                                                          =======             ========      ========
--------------------------------------------------------------------------------------     --------------------------

Post-Merger Company Cash and Cash Equivalents prior to merger -
 September 30, 1997                                                      $  54.4

Cash Flows from Financing Activities (Post-Merger Company):
Proceeds from short-term borrowings                                         96.0
Issuance of Post-Merger Company common stock                               277.0
Purchase of Pre-Merger Company common stock                               (373.0)
                                                                          -------
Post-Merger Company Cash and Cash Equivalents - September 30, 1997       $  54.4
                                                                          =======

Supplemental Cash Flow Disclosures (Pre-Merger Company):
   Interest paid                                                         $  21.0             $   15.4      $   19.7
   Income taxes paid                                                     $   3.4             $    3.5      $    3.4
                                                                          =======            =========     =========

The accompanying notes are an integral part of these statements

                                    -15-

Outboard Marine Corporation
Statements of Changes in Consolidated Stockholders' Investment

                                                                                (In millions)
                                       --------------------------------------------------------------------------------------------
                                                                                                              Cumula-
                                                              Capital in     Accumulated                       tive
                                             Issued           Excess of        Earnings       Minimum         Trans-
                                          Common Stock        Par Value        Employed       Pension          lation
                                       ------------------     of Common        in the        Liability        Adjust-      Treasury
                                        Shares     Amount       Stock          Business      Adjustment        ments        Stock
                                       -------    -------     ----------     -----------     -----------     ---------     --------
Balance-September 30, 1994              20.2*     $  3.0       $  110.7        $  106.3         $    --       $  (6.6)     $  (4.4)

Net earnings                              --          --             --            51.4              --            --           --
Dividends declared-40 cents per share     --          --             --            (8.0)             --            --           --
Shares issued under stock plans           --          --            1.5              --              --            --          0.8
Translation adjustments                   --          --             --              --              --           1.1           --
                                       -------     ------       --------        --------         -------       -------      -------
Balance-September 30, 1995              20.2*     $  3.0       $  112.2        $  149.7         $    --       $  (5.5)     $  (3.6)

Net loss                                  --          --             --            (7.3)             --            --           --
Dividends declared-40 cents per share     --          --             --            (8.0)             --            --           --
Minimum pension liability adjustment      --          --             --              --            (3.1)           --           --
Shares issued under stock plans           --          --            1.9              --              --            --          1.3
Translation adjustments                   --          --             --              --              --          (3.0)          --
                                       -------     ------       --------        --------         -------       -------      -------
Balance-September 30, 1996              20.2*     $  3.0       $  114.1        $  134.4         $  (3.1)      $  (8.5)     $  (2.3)

Net loss                                  --          --             --           (79.1)             --            --           --
Dividends declared-20 cents per share     --          --             --            (4.0)             --            --           --
Minimum pension liability adjustment      --          --             --              --             (.4)           --           --
Shares issued under stock plans          0.3         0.1            3.8              --              --            --           --
Translation adjustments                   --          --             --              --              --          (7.3)          --
                                       -------     ------       --------        --------         -------       -------      -------
Balance-September 30, 1997 -
 Pre-Merger Company                     20.5*     $  3.1       $  117.9        $   51.3         $  (3.5)      $ (15.8)     $  (2.3)
                                       =======     ======       ========        ========         =======       =======      =======
-----------------------------------------------------------------------------------------------------------------------------------

Balance-September 30, 1997 - Post-
 Merger Company prior to merger         20.5*     $  3.1       $  117.9        $   51.3         $  (3.5)      $ (15.8)     $  (2.3)

Cancellation of Pre-Merger Company
 shares upon merger                    (20.5)*      (3.1)        (117.9)          (51.3)            3.5          15.8          2.3

Issuance of Post-Merger Company
 shares upon merger                     20.4         0.2          276.8              --              --            --           --
                                       -------     ------       --------        --------         -------       -------      -------
Balance-September 30, 1997 -
 Post-Merger Company                    20.4      $  0.2       $  276.8        $     --         $    --       $    --      $    --
                                       =======     ======       ========        ========         =======       =======      =======

* Includes shares of treasury stock

The accompanying notes are an integral part of these statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 1 Merger With Greenmarine Acquisition Corp.
 ------------------------------------------------
    On September 12, 1997, Greenmarine Acquisition Corp. ("Greenmarine") acquired control of Outboard Marine Corporation (the "Pre-Merger Company") when shareholders tendered approximately 90 percent of the outstanding shares of the Pre-Merger Company's common stock to Greenmarine for $18 per share in cash. Greenmarine was formed solely to purchase the shares of the Pre-Merger Company and merged with and into the Pre-Merger Company in a non-taxable transaction on September 30, 1997. Outboard Marine Corporation was the sole surviving entity of the merger with Greenmarine (the "Post-Merger Company" or the "Company"). All of the outstanding Pre-Merger Company common stock was cancelled on September 30, 1997 and 20.4 million shares of new common stock were issued to Greenmarine Holdings LLC (the "Parent") the parent company of Greenmarine. Greenmarine's total purchase price of common stock and related acquisition costs amounted to $373.0 million.

    The Statement of Consolidated Financial Position at September 30, 1997 is not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $844.9 million and $902.0 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. Purchase accounting included liabilities of $136.9 million for implementation and execution of business reorganizations. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized.
 The excess purchase price over fair value of the net assets acquired was $250.2 million and has been classified as goodwill in the Statement of Consolidated Financial Position. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

    The acquisition and the merger have been accounted for as if the acquisition and merger had taken place simultaneously on September 30, 1997. In the opinion of management, accounting for the acquisition and the merger as of September 30, 1997 as opposed to accounting for the acquisition and the merger on September 12, 1997 did not materially impact the Statement of Consolidated Earnings. Unaudited pro forma combined results of operations of the Company and Greenmarine on the basis that the acquisition had taken place at the beginning of fiscal 1997 and 1996 are presented in Note 19.

 Note 2 Nature of Business and Significant Accounting Policies
 -------------------------------------------------------------
    Nature of Business. The Company, and its subsidiaries, is a multinational company which operates in the marine recreation business. The Company manufactures and markets marine engines, boats and marine parts and accessories.

    Basis of Presentation. The Statement of Consolidated Financial Position at September 30, 1997 for the Post-Merger Company was prepared using a new basis of purchase accounting. The Pre-Merger Company's historical basis of accounting was used prior to September 30, 1997. The Statement of Consolidated Financial Position as of September 30, 1997, which was prepared under the new basis of accounting, reflected the preliminary fair values of assets acquired and liabilities assumed, and the related debt incurred in connection with the merger with Greenmarine on September 30, 1997.

    Principles of Consolidation. The accounts of all significant subsidiaries were included in the Consolidated Financial Statements. Intercompany accounts, all material transactions and earnings have been eliminated in consolidation. At September 30, 1997, all subsidiaries were wholly owned except those referred to in Note 3 to the Consolidated Financial Statements.

    Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Cash and Cash Equivalents. For purposes of the Statements of Consolidated Cash Flows, marketable securities with an original maturity of three months or less are considered cash equivalents.

    The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $18.3 million and $21.1 million which had not yet been paid by the banks at September 30, 1997 and 1996, respectively, were reflected in trade accounts payable in the Statements of Consolidated Financial Position.

    Restricted Cash. At September 30, 1997, the Post-Merger Company has $37.0 million in restricted cash held in a trust depository to fund the redemption of remaining untendered old outstanding shares of stock. This asset is classified as other current assets and substantially funds the corresponding liability classified as accrued liabilities.

    Inventories. The Company's domestic inventory is carried at the lower of cost or market using principally the last-in, first-out (LIFO) cost method. All other inventory (19% in 1997 and 23% in 1996) is carried at the lower of first-in, first-out (FIFO) cost or market. The book basis for inventories at September 30, 1997 exceeds the tax basis by $39.1 million as a result of applying purchase accounting in connection with the merger.

    During 1997 and 1996, the liquidation of LIFO inventory quantities acquired at lower costs prevailing in prior years as compared with the costs of 1997 and 1996 purchases, increased earnings before tax by $1.0 million and $1.3 million, respectively. There were no material liquidations of LIFO inventory quantities in 1995.

    Product Tooling, Plant and Equipment and Depreciation. Product tooling costs are amortized over a period not exceeding five years, beginning the first year the related product is sold. Plant and equipment are recorded at cost and depreciated substantially on a straight-line basis over their estimated useful lives as follows: buildings, 10 to 40 years; machinery and equipment, 3 to 12 1/2 years. Depreciation is not provided on construction in progress until the related assets are placed into service.

    Amortization of tooling and depreciation of plant and equipment was $52.7 million, $52.1 million and $45.4 million for the years ended September 30, 1997, 1996 and 1995, respectively.

    When plant and equipment is retired or sold, its cost and related accumulated depreciation are written-off and the resulting gain or loss is included in net earnings.

    Maintenance and repair costs are charged directly to earnings as incurred and were $26.5 million, $29.4 million and $32.4 million for 1997, 1996 and 1995, respectively. Major rebuilding costs which substantially extend the useful life of an asset are capitalized and depreciated.

    Intangibles. The Statements of Consolidated Financial Position (Post-Merger Company) included preliminary purchase accounting goodwill of $250.2 million and trademarks, patents and other intangibles of $83.9 million on September 30, 1997. Intangibles are amortized over 15 to 40 years. The carrying value of the intangible assets is periodically reviewed by the Company based on the expected future operating earnings of the related units.

    Amortization of intangibles on the Pre-Merger Company was $1.6 million, $1.8 million and $1.2 million for 1997, 1996 and 1995, respectively.

    Revenue Recognition. The Company recognizes sales and related expenses including estimated warranty costs upon shipment of products to unaffiliated customers.

    Advertising Costs. Advertising costs are charged to expense as incurred and were $33.7 million, $31.8 million and $35.9 million for 1997, 1996 and 1995, respectively.

    Warranty. The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at time of sale based upon actual claims history. Actual warranty costs incurred are charged against the accrual when paid. In the year ended September 30, 1997, warranty accruals were increased $9.7 million due to a change in accounting estimate.

    Research and Development Costs. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. Such expenditures were $38.2 million, $41.8 million and $41.6 million for 1997, 1996 and 1995, respectively.

    Translation of Non-U.S. Subsidiary Financial Statements. The financial statements of non-U.S. subsidiaries are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end exchange rates; sales and expenses at average exchange rates; shareholders' investment at historical exchange rates. Gains and losses from translating non-U.S. subsidiaries' financial statements are recorded directly in shareholders' investment. The Statements of Consolidated Earnings for 1997 and 1995 include foreign exchange losses (gains) of $1.0 million and $(0.6) million, respectively, which resulted primarily from commercial transactions and forward exchange contracts. In 1996, there was no net foreign exchange gain or loss.

    Impairment of Long-Lived Assets. Effective October 1, 1996, the Pre-Merger Company adopted the Financial Accounting Standards Board's Statement of Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company evaluates the long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge of $2.0 million was recognized in the year ended September 30, 1997.

    Earnings Per Share of Common Stock. Primary earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock and common stock equivalents outstanding of 20.2 million, 20.1 million and 20.1 million for the years ended September 30, 1997, 1996 and 1995, respectively. The computation of fully diluted earnings (loss) per share of common stock assumed conversion of the 7% convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For the fully diluted earnings (loss) per share computations for 1997, 1996 and 1995, shares were computed to be 23.6 million, 23.6 million and 23.5 million, respectively. For 1997 and 1996, the computation of fully diluted earnings
 (loss) per share was antidilutive; therefore, the amounts reported for primary and fully diluted earnings (loss) per share are identical.

    On September 30, 1997, all of the old outstanding common stock was cancelled and 20.4 million shares of new common stock were issued. See Note 9 concerning the redemption of the 7% convertible subordinated debentures due 2002.

    The Financial Accounting Standards Board's Statement No. 128 (SFAS 128), "Earnings per Share" was issued in February, 1997. The new standard simplifies the computation of earnings per share (EPS) and provides improved comparability with international standards. SFAS 128 replaces primary EPS with "Basic" EPS, which excludes dilution and is computed by dividing net earnings or (loss) by the weighted-average number of common shares outstanding for the period. "Diluted" EPS (which replaces fully diluted EPS) is computed similarly to fully diluted EPS by reflecting the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings.

    Effective October 1, 1997, the Company will report EPS as required by SFAS
 128. SFAS 128 will require restatement of earnings per share for previous periods; however, such restatement will not be material for the Company.


 Note 3 Joint Venture and Investments
 ------------------------------------
    In July 1995, the Pre-Merger Company and FICHT GmbH of Kirchseeon, Germany announced the formation of a strategic alliance for the development and worldwide manufacturing and marketing of high pressure fuel injection systems and other technologies. Under the terms of the strategic alliance, the Pre-Merger Company acquired a 51% interest in FICHT GmbH. The Ficht family retained a 49% interest and continues to operate the business. FICHT GmbH and Co. KG (FICHT) is the name of the resulting business. The Company has an exclusive license for the marine industry for the FICHT fuel injection system. In addition, the Company has an exclusive worldwide license agreement for all non-automotive applications. Royalty income, if any, resulting from other licensing of the technology will be distributed through FICHT.

    In July 1993, the Pre-Merger Company and AB Volvo Penta and Volvo Penta of the Americas, Inc. formed a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems. The joint venture is 60% owned by Volvo Penta of the Americas, Inc. (Volvo Penta) and 40% owned by the Company. The jointly produced marine power systems are marketed by Volvo Penta to independent boat builders worldwide and are used in boats manufactured by subsidiaries of the Company. The units carry the Volvo Penta and SX Cobra brand names.

    The equity method of accounting is used for the joint venture. At September 30, 1997 and 1996, the Company's investment including current net accounts receivable was $19.7 and $13.6 million, respectively. The joint venture is a manufacturing and after-market joint venture. The Company recognizes gross profit relating to certain parts sales and incurs expenses for product development that are part of the joint venture. The Pre-Merger Company's share of the joint venture's earnings was $7.2 million, $4.4 million and $4.9 million in 1997, 1996 and 1995, respectively, which were included in other expense (income) in the Statements of Consolidated Earnings.


 Note 4 Restructuring Charges
 ----------------------------
    During fiscal year 1996, the Pre-Merger Company recorded $25.6 million in restructuring charges. Included was $20.1 million for closings of distribution operations and write-down of manufacturing facilities outside the United States. The North American and European sales and marketing operations were realigned to more effectively meet market needs.

    Accrued liabilities included restructuring charges of $6.0 million and $18.5 million at September 30, 1997 and 1996, respectively. The remaining accrual at September 30, 1997, represents amounts primarily for severance payments and other closure costs of overseas manufacturing companies. The remaining restructuring reserves are expected to be utilized during the 1998 fiscal year.


 Note 5 Inventories
 ------------------
 The various components of inventory were as follows:

                                       (Dollars in millions)
                                     -------------------------
                                      Post-Merger  Pre-Merger
                                        Company     Company
     September 30                         1997        1996
     -----------------------------      -------     -------
     Finished product                  $  62.1     $  75.6
     Raw material, work in process
          and service parts              114.8       131.2
                                        -------     -------
       Inventory at current cost
          which is less than market      176.9       206.8
     Excess of current cost over
          LIFO cost                         --        41.7
                                        -------     -------
            Net inventory              $ 176.9     $ 165.1
                                        =======     =======

 Note 6 Plant and Equipment
 --------------------------

 Plant and equipment components were as follows:

                                  (Dollars in millions)
                                -------------------------
                                 Post-Merger  Pre-Merger
                                   Company      Company
     September 30                    1997        1996
     ------------------------     --------    --------
     Land and improvements        $  13.2     $  21.0
     Buildings                       65.0       149.5
     Machinery and equipment        126.1       379.7
     Construction in progress         5.9        14.9
                                   -------     -------
                                    210.2       565.1
     Accumulated depreciation          --       346.2
                                   -------     -------
        Plant and equipment, net  $ 210.2     $ 218.9
                                   =======     =======

 Note 7 Accrued Liabilities and Other Non-Current Liabilities
 ------------------------------------------------------------
 Accrued liabilities were as follows:
                                            (Dollars in millions)
                                         -------------------------
                                          Post-Merger  Pre-Merger
                                            Company      Company
     September 30                             1997        1996
     ---------------------------------      --------    --------
     Compensation, pension programs and
       current postretirement medical       $  24.2     $  25.1
     Warranty                                  24.6        23.3
     Marketing program                         32.8        35.3
     Restructuring                              6.0        18.5
     Accruals for business reorganizations     50.9          --
     Other                                     43.5        49.7
                                             -------     -------
     Accrued liabilities                    $ 182.0     $ 151.9
                                             =======     =======

 Other non-current liabilities were as follows:

     Accruals for business reorganizations  $  86.0     $    --
     Pension programs                          17.3        16.8
     Environmental remediation                 18.4        11.1
     Other                                     81.0        76.6
                                             -------     -------
     Accrued non-current liabilities        $ 202.7     $ 104.5
                                             =======     =======


    For both accrued liabilities and other non-current liabilities, accruals for business reorganizations represent adjustments made in purchase accounting at September 30, 1997. These adjustments include accruals for rationalization of the product range, terminations, plant consolidations and closures.

 Note 8 Short-Term Borrowings and Accounts Receivable Sales Agreements
 ---------------------------------------------------------------------
    A summary of short-term borrowing activity was as follows (the balance outstanding at September 30, 1997 was Post-Merger Company):

                                       (Dollars in millions)
                                  --------------------------------
                                    1997        1996        1995
                                  -------     -------     --------
 Outstanding at September 30-
    Credit agreement              $ 96.0      $   --      $    --
    Bank borrowing                $   --      $   --      $    --

 Average bank borrowing for the
  year-
    Borrowing                     $  2.9      $  5.7      $  55.3
    Interest rate                    7.1%        6.6%         7.2%
    Maximum month end borrowing   $ 29.0      $ 15.0      $ 100.0
                                   ======      ======      =======

 The Company became obligated under a credit agreement, as amended, with AFG which provides for loans of up to $150 million (The Acquisition Debt"). Amounts outstanding under this credit agreement are secured by 20.4 shares of common stock of the Post-Merger Company and bear interest at 10%. The Acquisition Debt matures on June 16, 1998. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation (see Note 9 to the Consolidated Financial Statements). Under the Acquisition Debt agreement, the Company is required to meet certain covenants. The Company is in compliance with these covenants.

    The full amount of the Acquisition Debt matures on June 16, 1998. Although the Company does not currently have the funds to refinance such debt, the Company and its Parent believe the Company will be able to raise such funds through the sale of debt or equity in the public or private markets by the maturity date of the Acquisition Debt.

    In addition to the credit agreement, the Company's non-U.S. subsidiaries had additional uncommitted lines of credit of approximately $0.9 million on September 30, 1997.

    The Company entered into a Financing and Security Agreement effective November 12, 1997, which provided for loans of up to $50 million. Effective January 6, 1998, the Company entered into a $150 million Amended and Restated Loan and Security Agreement which expires December 31, 2000 which replaced the November 12, 1997 agreement. Under this agreement the Company is required to meet certain covenants. Any loans outstanding under the January 6, 1998 agreement will be secured by the Company's inventory, receivables and intellectual property and are guaranteed by certain of the Company's operating subsidiaries.

    In connection with the change of control, the Pre-Merger Company terminated a previous revolving credit agreement which had provided for loans up to $150 million.

    The Pre-Merger Company had a $55 million receivable sales agreement whereby it agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). These receivable sales agreements were terminated as of April 30, 1997. During the course of fiscal year 1997, monthly sales of receivables averaged $7.4 million with maximum sales of $29.0 million in February 1997. The Pre-Merger Company retained substantially the same credit risk as if the Receivables had not been sold. The costs associated with the receivable sales agreements were included in non-operating expense - other, net in the Statements of Consolidated Earnings for the years ended September 30, 1997 and 1996.


 Note 9 Long-Term Debt
 ---------------------
    Long-term debt on September 30, 1997 and 1996, net of sinking fund requirements included in current liabilities, consisted of the following:

                                                         (Dollars in millions)
                                                       ------------------------
                                                        Post-Merger  Pre-Merger
                                                          Company     Company
     September 30                                            1997        1996
                                                          --------    --------
     7% convertible subordinated debentures due 2002      $  74.8     $  74.8
     9-1/8% sinking fund debentures due through 2017         62.6        64.8
     Medium-term notes due 1998 through 2001 with rates
                 ranging from 8.16% to 8.625%                26.2        24.8
     Industrial revenue bonds and other debt with rates
                 ranging from 6.0% to 12.037%                13.1        13.4
                                                           -------     -------
                                                          $ 176.7     $ 177.8

     Less current maturities                                (72.9)       (0.2)
                                                           -------     -------
                                                          $ 103.8     $ 177.6
                                                           =======     =======

    On September 30, 1997, the Company held $34.8 million of its 9 1/8% sinking fund debentures, which will be used to meet sinking fund requirements of $5.0 million per year in the years 1998 through 2004. Amounts are recorded as a reduction of outstanding debt.

    Due to the change of control and the merger with Greenmarine, the Company was required to offer to purchase its 7% convertible subordinated debentures due 2002. Debentures tendered and repurchased on November 12, 1997 totaled $67.7 million leaving $7.1 million outstanding and a continuing obligation of the Company. Accordingly, $67.7 million was reflected in current maturities.

    The agreements covering both long and short-term debt instruments have restrictive financial covenants. At September 30, 1997, the Company was in compliance with these financial covenants.

    Maturities and sinking fund requirements of long-term debt for each of the next five years are as follows:

                  (Dollars in millions)
                  ----------------------
      1998                $ 72.9
                           -----
      1999                $ 11.2
                           -----
      2000                $  7.0
                           -----
      2001                $  6.3
                           -----
      2002                $  8.4
                           -----

 Note 10 Financial Instruments
 -----------------------------
    The carrying values of cash and cash equivalents, receivables, accounts payable, and current maturities of long-term debt approximate fair values due to the short term nature of these instruments. The fair value of the long-term debt was $103.8 million and $171.7 million at September 30, 1997 and 1996, respectively, versus carrying amounts of $103.8 and $177.6 million at September 30, 1997 and 1996, respectively. The fair value of long-term debt was based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.

    The Company uses various financial instruments to manage interest rate, foreign currency, and commodity pricing exposures. The agreements are with major financial institutions which are expected to fully perform under the terms of the instruments, thereby mitigating the credit risk from the transactions. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts.

    The Pre-Merger Company had entered into several interest rate swap agreements as a means of managing its proportion of fixed to variable interest rate exposure. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates and is recognized in net earnings as an adjustment to interest expense. At September 30, 1996, the Pre-Merger Company had outstanding fixed to floating interest rate swap agreements having a total notional principal amount of $100 million expiring November 25, 1996. Also at September 30, 1997 and 1996, the Company had an outstanding floating to fixed interest rate swap agreement having a total notional principal amount of $5 million expiring February 15, 1999. The fair value of the interest rate swap agreements at September 30, 1997 and 1996 was an estimated termination liability of $0.3 and $0.5 million, respectively. This potential expense at each fiscal year end had not yet been reflected in net earnings as it represents the hedging of long-term activities to be amortized in future reporting periods. The fair value was the estimated amount the Company would have paid to terminate the swap agreements.

    The Company purchases currency options to hedge particular anticipated but not yet committed sales expected to be denominated in such currencies. The Company amortizes the cost of the options over the term of the instruments which is generally six to eighteen months. The recognition of gains or losses on these instruments is accrued as foreign exchange rates change and is recognized in net earnings as an adjustment to cost of goods sold. At September 30, 1997, the Company had Belgian franc put options for $32.1 million with a market value of $4.3 million and a French franc put option for $10 million with a market value of $1.0 million, both of which settled October 2, 1997. This potential income had been reflected in net earnings as cost of goods sold at September 30, 1997, as it represented a hedge of fiscal 1997 activities. The fair values were obtained from major financial institutions based upon the market values as of September 30, 1997.

    The Company purchases commodity options to hedge anticipated purchases of aluminum. The Company amortizes the cost of the options over the term of the instruments. Gains and losses on open hedging transactions are deferred until the options are exercised. Upon exercise, gains and losses are included in inventories as a cost of the commodities and reflected in net earnings when the product is sold. At September 30, 1997, the Company had options covering approximately 25% of annual forecasted aluminum purchases. The fair market value of these options was $0.3 million at September 30, 1997. The fair market value was obtained from a major financial institution based upon the market value of those options at September 30, 1997.


 Note 11 Preferred Stock and Shareholder Rights Plan
 ---------------------------------------------------
    Due to the change of control and the merger with Greenmarine, all rights existing under the shareholder rights plan adopted by the Pre-Merger Company on April 24, 1996 expired on September 30, 1997.

    In addition, as a result of the merger, all of the Pre-Merger Company's preferred stock, including those reserved for issuance under the shareholder rights plan, were cancelled.


 Note 12 Common Stock
 --------------------
    On September 30, 1997, all of the old outstanding common stock was cancelled and 20.4 million shares of new common stock were issued.

    In 1992, the Pre-Merger Company issued $74.75 million, principal amount, of 7% subordinated convertible debentures. The debentures were convertible into 3,359,550 shares of the Pre-Merger Company's common stock (which were reserved) at a conversion price of $22.25 per share. Due to the change of control and the merger with Greenmarine, each holder of debentures had the right, at such holder's option, to require the Company to repurchase all or a portion of such holder's debentures at the purchase price by November 12, 1997. As a result of the offer to purchase, all but $7.1 million of the principal amount was tendered to, and purchased by, the Company.

    Due to the merger with Greenmarine, all stock options, stock appreciation rights and restricted stock granted under the OMC Executive Equity Incentive Plan and the OMC 1994 Long-Term Incentive Plan were fully vested and payable in accordance with the terms of the Plans or as provided in the terms of the grants, as amended. In the case of stock options, participants in the plans were entitled to receive in cash the difference, if any, between the purchase price of $18.00 per share (or limited stock appreciation rights at $19.50 per share as computed for officers) and the stock option purchase price. All amounts with respect to the above plans have been expensed and included in change of control expenses.

    With regard to restricted stock granted under either of the plans, participants were entitled to receive the cash value of the grants based on $18.00 per share or as may have otherwise been agreed to between the participant and the Pre-Merger Company.

    The Pre-Merger Company adopted the disclosure-only provision under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," as of September 30, 1997, while continuing to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS 123 had been adopted as of the beginning of 1996, the effect on net earnings for 1997 and 1996 would have been immaterial.

    A summary of option data for all plans was as follows:

                                            Number of       Option Exercise
                                          Option Shares     Price Per Share
                                          -------------     -----------------
    Options outstanding and unexercised
               at September 30, 1994       1,112,220        $ 10.00 -  24.625

           Options granted                   153,200        $ 20.875-  29.225
           Options exercised                 (41,715)       $ 10.00 -  21.375
           Options cancelled                 (40,460)       $ 18.50 -  24.625
                                          -----------
    Options outstanding and unexercised
               at September 30, 1995       1,183,245        $ 10.00 -  29.225

           Options granted                   233,500        $ 16.00 -  20.00
           Options exercised                 (36,730)       $ 10.00 -  19.375
           Options cancelled                (102,415)       $ 10.00 -  24.625
                                          -----------
    Options outstanding and unexercised
               at September 30, 1996       1,277,600        $ 10.00 -  29.225

           Options granted                   223,700        $ 16.375
           Options exercised                (526,620)       $ 10.00 -  19.375
           Options cancelled                (974,680)       $ 16.375-  29.225
                                          -----------
    Options outstanding and unexercised
               at September 30, 1997*             --
                                          ===========
    Exercisable at September 30, 1997             --
                                          ===========

    * Due to the merger with Greenmarine, all options outstanding were paid out in cash and cancelled at September 30, 1997.


 Note 13 Retirement Benefit and Incentive Compensation Programs
 --------------------------------------------------------------
    The Company and its subsidiaries have retirement benefit plans covering a majority of its employees. Worldwide pension calculations resulted in expense (income) of $2.4 million, $0.3 million and $(0.5) million in 1997, 1996 and 1995, respectively.

    The following schedule of pension expense (income) presents amounts relating to the Company's material pension plans, United States and Canada (all years presented were Pre-Merger Company):

                                             (Dollars in millions)
     Years ended September 30            1997       1996        1995
     ---------------------------------- -------    -------     -------
     Benefits earned during the period  $  6.6     $  6.2      $  5.4
     Interest cost on projected benefit
       obligation                         28.5       25.4        24.2
     Return on pension assets            (88.5)     (46.5)      (66.0)
     Net amortization and deferral        54.3       15.7        34.3
                                         ------     ------      ------
       Net periodic pension expense
         (income)                       $   .9     $   .8      $ (2.1)
                                         ======     ======      ======

    Actuarial assumptions used for the Company's principal defined benefit plans (1997 was Post-Merger Company):

     September 30                               1997      1996       1995
     ---------------------------------------   ------    ------     ------
     Discount rates                            7-1/2%        8%     7-3/4%
     Rate of increase in compensation levels
           (salaried employee plans)               5%        5%         5%
     Expected long-term rate of return on
        assets                                 9-1/2%    9-1/2%     9-1/2%

    The funded status and pension liability were as follows (1997 was Post-Merger Company):

                                             (Dollars in millions)
                                  ------------------------------------------
                                       Plans Whose       Plans Whose Accumu-
                                      Assets Exceed         lated Benefits
                                  Accumulated Benefits       Exceed Assets
     September 30                    1997       1996        1997      1996
     --------------------------   --------   --------     -------   -------
     Actuarial present value
       of benefit obligation
       Vested                     $ 331.0    $ 298.5      $ 15.2    $ 14.0
       Nonvested                     27.7       32.8         1.0       1.2
                                   -------    -------      ------    ------
       Accumulated benefit
         obligation                 358.7      331.3        16.2      15.2
     Effect of projected future
       compensation increases        22.1       21.3         1.2       1.3
                                   -------    -------      ------    ------
       Projected benefit
         obligation                 380.8      352.6        17.4      16.5
     Plan assets at fair market
       value                        455.2      387.2          --        --
                                   -------    -------      ------    ------
     Plan assets (in excess of)
       less than projected
       benefit obligation           (74.4)     (34.6)       17.4      16.5
     Unrecognized net loss             --      (16.8)         --      (4.4)
     Prior service cost not yet
       recognized in net
       periodic pension expense        --      (15.7)         --       (.7)
     Remaining unrecognized net
       asset (obligation)
       arising from the initial
       application of SFAS No. 87      --       17.0          --       (.5)
     Adjustment required to
       recognize minimum liability     --         --          --       4.3
                                   -------    -------      ------    ------
       Pension liability (asset)
          recognized              $ (74.4)   $ (50.1)     $ 17.4    $ 15.2
                                   =======    =======      ======    ======

    The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance of $3.5 million is reported as a separate reduction of shareholders' investment at September 30, 1997 prior to the merger with

 Greenmarine. At September 30, 1997 in accordance with purchase accounting, plan assets in excess of or less than the projected benefit obligation have been recorded.

    The Company's major defined benefit plans had provided that upon a change of control of the Company and upon certain other actions by the acquirer, all participants of these plans would become vested in any excess of plan assets over total accumulated benefit obligations. Pursuant to the terms of the plan, this provision was deleted to avoid being triggered by the change of control which took place September 12, 1997.

    The Company provides certain health care and life insurance benefits for eligible retired employees, primarily employees of the Milwaukee, Wisconsin; Waukegan, Illinois; and former Galesburg, Illinois plants as well as Marine Power Products and the Corporate office. Employees at these locations become eligible if they have fulfilled specific age and service requirements. These benefits are subject to deductible, co-payment provisions and other limitations, which are amended periodically. The Company reserves the right to make additional changes or terminate these benefits in the future.

    On January 1, 1994, and to be effective in 1998, the Pre-Merger Company introduced a cap for the employer-paid portion of medical costs for non-union active employees. The cap is tied to the Consumer Price Index.

    The net cost of providing postretirement health care and life insurance benefits included the following components (all years presented were Pre-Merger Company):

                                             (Dollars in millions)
    Years ended September 30              1997        1996         1995
    --------------------------------     -------     -------     -------
    Service cost-benefits attributed
        to service during the period     $  1.1      $  1.0      $  1.0
    Interest cost on accumulated
        postretirement benefit
        obligation                          7.3         6.4         6.9
    Amortization of prior service
        cost and actuarial gain            (1.8)       (1.9)       (1.8)
                                          ------      ------      ------
    Net periodic postretirement
        benefit cost                     $  6.6      $  5.5      $  6.1
                                          ======      ======      ======


    The amounts recognized in the Statements of Consolidated Financial Position included (1997 was Post-Merger Company):

                                        (Dollars in millions)
    September 30                           1997        1996
    ------------------------------      --------    --------
    Accumulated postretirement
        benefit  obligation
       Retirees                         $  65.3     $  64.5
       Fully eligible active plan
           participants                    13.3        11.5
       Other active plan
           participants                    24.2        19.3
       Prior service credit                  --        10.7
       Unrecognized net gain                 --         0.7
                                         -------     -------
          Net obligation                $ 102.8     $ 106.7
                                         =======     =======

    The accumulated postretirement benefit obligation was determined using a 7-1/2% and 8% weighted average discount rate at September 30, 1997 and 1996, respectively. The health care cost trend rate was assumed to be 8% in fiscal year 1997, declining to 7% next year and remaining constant thereafter. In fiscal year 1996, the health care cost trend rate was assumed to be 9%, gradually declining to 7% over two years and remaining constant thereafter. A one percentage point increase of this annual trend rate would increase the accumulated postretirement benefit obligation at September 30, 1997 by approximately $7.0 million and the net periodic cost by $0.6 million for the year.

    Under the OMC Executive Bonus Plan, the compensation committee of the board of directors, which administers the plan and whose members are not participants in the plan, had authority to determine the extent to which the Pre-Merger Company meets, for any fiscal year, the performance targets for that fiscal year which are set by the committee no later than the third month of the fiscal year. In fiscal 1997, no incentive compensation was paid or provided under this plan. In fiscal years 1996 and 1995, $0.8 million and $5.1 million, respectively, was charged to earnings under this plan.

    The 1994 OMC Long-Term Incentive Plan and its predecessor plan authorized the awarding of performance units or performance shares, each with a value equal to the value of a share of common stock at the time of award. Performance shares for the three year cycle ended September 30, 1997 will be earned and paid based upon the judgment of the compensation committee of the Company's board of directors whose members are not participants in the plan, as to the achievement of various goals over multi-year award cycles. In 1997, 1996 and 1995, respectively, $(0.2) million, $(0.4) million and $1.1 million were charged (credited) to earnings for the estimated cost of performance units earned under the plan.


 Note 14 Other Expense (Income), Net
 -----------------------------------
    Other non-operating expense (income) in the Statements of Consolidated Earnings consisted of the following items (all years presented were Pre-Merger Company):

                                            (Dollars in millions)
     Years ended September 30             1997        1996        1995
     -----------------------------     --------    --------    --------
     Expense (Income)--
       Interest earned                 $  (4.5)    $  (4.1)    $  (7.0)
       Insurance recovery and
         lawsuit settlement              (10.7)         --          --
       Foreign exchange losses (gains)     1.0          --         (.6)
       (Gain) loss on disposition
          of plant and equipment          (5.8)         .9        (1.8)
       Joint venture earnings             (7.2)       (4.4)       (4.9)
       Discount charges--
          Accounts Receivable Sales        0.6         1.7          --
       Miscellaneous, net                 (2.6)       (2.6)       (2.4)
                                        -------     -------     -------
                                       $ (29.2)    $  (8.5)    $ (16.7)
                                        =======     =======     =======

 Note 15 Income Taxes
 --------------------
    The provision for income taxes consisted of the following components (all years presented were Pre-Merger Company):

                                               (Dollars  in millions)
     Years ended September 30                 1997      1996       1995
     ------------------------------------   -------    ------     ------
     Provision for current income taxes
        Federal                            $ (36.7)   $ (5.6)    $ 19.8
        State                                 (2.3)       --        3.7
        Non-U.S.                               2.8       2.5       10.6
                                            -------    ------     ------
          Total current                      (36.2)     (3.1)      34.1
     Changes to valuation allowance           39.0        --      (24.7)
                                            -------    ------     ------
              Total provision              $   2.8    $ (3.1)    $  9.4
                                            =======    ======     ======


    The significant short-term and long-term deferred tax assets and liabilities were as follows (1997 was Post-Merger Company):

                                                (Dollars in millions)
     September 30                                  1997       1996
     -----------------------------------        --------   --------
     Deferred tax assets
         Litigation and claims                  $  18.4    $  16.9
         Product warranty                          14.6       10.7
         Marketing programs                        13.7       15.3
         Postretirement medical benefits           41.2       42.7
         Restructuring                              7.3        7.6
         Loss carryforwards                        55.0       29.6
         Accruals for business reorganizations     13.6         --
         Other                                     50.5       46.5
         Valuation allowance                     (131.8)     (92.8)
                                                 -------    -------
            Total deferred tax assets           $  82.5    $  76.5
                                                 =======    =======

     Deferred tax liabilities
         Depreciation and amortization         $ (13.9)    $ (12.4)
         Employee benefits                       (12.8)      (14.0)
         Other                                   (15.7)      (12.3)
                                                -------     -------
            Total deferred tax liabilities       (42.4)      (38.7)
                                                -------     -------
                Net deferred tax assets        $  40.1     $  37.8
                                                =======     =======

    The Company believes the recorded net deferred tax assets of $40.1 million, of which $21.1 million is reflected as a net long-term asset, will be realized. A valuation allowance of $131.8 million has been recorded at September 30, 1997, to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $20.7 million relates to deferred tax assets established for foreign and state loss carryforwards.

    As of September 30, 1997, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for income tax purposes of $34.8 million. Of this amount, $4.0 million will expire by 2002, with the remaining balance being unlimited. In addition, the Company has $103.2 million of Federal net operating loss carryforwards expiring between 2009 and 2012 and $133.8 million of state net operating loss carryforwards expiring between 1998 and 2012.

 These carryforwards are entirely offset by the valuation allowance. No benefit has been recognized in the Consolidated Financial Statements.

    Several factors would generally enable the Company to recognize the deferred tax assets that have been offset by the valuation allowance. Historical profitability, forecasted earnings, and management's determination "it is more likely than not" the deferred tax assets will be realized against forecasted earnings, all affect whether the remaining U.S. deferred tax assets may be recognized, through a reversal of the valuation allowance. Because the deferred tax asset realization factors were adversely affected by the 1997 fiscal year results, it is unlikely the reversal of the valuation allowance will occur in 1998.

    The following summarizes the major differences between the actual provision for income taxes on earnings (losses) and the provision (credit) based on the statutory United States Federal income tax rate (all years presented were Pre-Merger Company):

                                            % to pretax earnings
     Years ended September 30              1997      1996      1995
     ----------------------------------  -------   -------   -------
     At statutory rate                   (35.0)%   (35.0)%    35.0%
     State income taxes, net of
       Federal tax deduction              (3.0)      (.2)      4.0
     Tax effect of non-U.S.
       subsidiary earnings (loss) taxed
       at other than the U.S. rate         0.1      11.4       9.6
     Tax benefit not provided on domestic
       and foreign operating losses       41.8      20.6       1.2
     Tax effect of goodwill
       amortization and write-offs         0.4       3.3       8.7
     Reversal of valuation allowance        --        --     (44.8)
     Federal tax effect prior year's
       state income taxes paid            (0.2)     13.6        --
     Tax effects of audit settlements       --     (50.5)       --
     Other                                (0.5)      7.0       1.7
                                         -------   -------   -------
     Actual provision                      N.M.%     N.M.%    15.4%
                                         =======   =======   =======

    Domestic and non-U.S. earnings before provision (credit) for income taxes consisted of the following (all years presented were Pre-Merger Company):

                                              (Dollars in millions)
     Years ended September 30                1997       1996      1995
     ----------------------------------   --------   --------   -------
     Earnings (Loss) before provision
        for income taxes
            United States                 $ (68.7)   $  (8.1)   $ 46.8
            Non-U.S.                         (7.6)      (2.3)     14.0
                                           -------    -------    ------
              Total                       $ (76.3)   $ (10.4)   $ 60.8
                                           =======    =======    ======

    The above non-U.S. loss of $(7.6) million is a net amount that includes both earnings and losses. Due to the integrated nature of the Company's operations, any attempt to interpret the above pretax earnings (loss) as resulting from stand-alone operations could be misleading.

    No U.S. deferred taxes have been provided on $84.0 million of undistributed non-U.S. subsidiary earnings. The Company has no plans to repatriate these earnings and, as such, they are considered to be permanently invested. While no detailed calculations have been made of the potential U.S. income tax liability should such repatriation occur, the Company believes that it would not be material in relation to the Company's Consolidated Financial Position or Consolidated Earnings.


 Note 16 Geographic Business Data
 --------------------------------
    The Company, which operates in a single business segment, manufactures and distributes marine engines, boats, parts and accessories. The Company markets its products primarily through dealers in the United States, Europe and Canada, and through distributors in the rest of the world.

    Information by geographic area was as follows (all years presented were Pre-Merger Company, except total assets in 1997 were Post-Merger Company):

                                           (Dollars in millions)
                                  ---------------------------------------
     Years ended September 30        1997           1996           1995
     --------------------------   ---------       ---------      ---------
     Net sales
        United States            $   721.0       $   813.3      $   906.8
        Europe                        90.9           114.8          117.1
        Other                        167.6           193.4          205.3
                                  ---------       ---------      ---------
          Total                  $   979.5       $ 1,121.5      $ 1,229.2
                                  =========       =========      =========
     Sales between geographic
       areas from
         United States            $   152.2       $   144.4     $   179.7
         Europe                         2.1             7.4           7.9
         Other                         47.0            45.6          58.0
                                   ---------       ---------     ---------
           Total                  $   201.3       $   197.4     $   245.6
                                   =========       =========     =========

     Total revenue
         United States            $   873.2       $   957.7     $ 1,086.5
         Europe                        93.0           122.2         125.0
         Other                        214.6           239.0         263.3
         Eliminations                (201.3)         (197.4)       (245.6)
                                   ---------       ---------     ---------
           Total                  $   979.5       $ 1,121.5     $ 1,229.2
                                   =========       =========     =========
     Earnings (Loss)
       from operations
         United States            $   (36.3)      $     5.1     $    55.1
         Europe                        (9.1)           (8.2)         (3.2)
         Other                         (7.4)            6.0          30.1
         Corporate expenses            (9.6)           (9.5)        (14.8)
                                   ---------       ---------     ---------
          Total                   $   (62.4)      $    (6.6)    $    67.2
                                   =========       =========     =========

     Total assets at
       September 30                   1997            1996          1995
     --------------------------    ---------       ---------     ---------

         United States            $   969.6       $   593.6     $   612.2
         Europe                        53.2            76.8         102.9
         Other                        124.5           134.8         145.6
         Corporate assets              31.7            68.5          46.3
                                   ---------       ---------     ---------
           Total                  $ 1,179.0       $   873.7     $   907.0
                                   =========       =========     =========

    Corporate assets consist of cash, securities and property. Due to the integrated nature of the Company's operations, any attempt to interpret the above geographic area data as resulting from unique or stand-alone types of operations could be misleading.


 Note 17 Quarterly Information (Unaudited)
 ----------------------------------------
    A summary of pertinent quarterly data for the 1997 and 1996 fiscal years was as follows:

 A summary of pertinent quarterly data for the 1997 and 1996 fiscal years follows:
                               (Dollars in millions except amounts per share)

     Quarter ended              Dec. 31     Mar. 31     June 30     Sept. 30
     ------------------------   --------    --------    --------    --------
     Fiscal 1997-
       Net sales                $ 197.1     $ 237.0     $ 275.8     $ 269.6
       Gross earnings              22.7        36.5        54.8        39.0
       Net earnings (loss)        (14.3)       (7.3)       (5.1)      (52.4)
                                 =======     =======     =======     =======

       Net earnings (loss) per share:
          Primary               $ (0.71)    $ (0.36)    $ (0.25)    $ (2.58)
                                 =======     =======     =======     =======
          Fully diluted         $ (0.71)    $ (0.36)    $ (0.25)    $ (2.58)
                                 =======     =======     =======     =======

     Quarter ended              Dec. 31     Mar. 31     June 30     Sept. 30
     ------------------------   --------    --------    --------    --------
     Fiscal 1996*
       Net sales                $ 232.1     $ 285.5     $ 291.0     $ 312.9
       Gross earnings              39.4        61.3        59.6        69.0
       Net earnings (loss)        (12.4)        1.1        (3.6)        7.6
                                 =======     =======     =======     =======

       Net earnings (loss) per share:
          Primary               $ (0.62)    $  0.05     $ (0.18)    $  0.38
                                 =======     =======     =======     =======
          Fully diluted         $  (.62)    $   .05     $  (.18)    $   .36
                                 =======     =======     =======     =======

 * Includes restructuring charges of $11.9 million in the 3rd quarter and $13.7 million in the 4th quarter.

    Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year.
                                    -34-

    Due to the seasonal nature of the Company's business, it is not appropriate to compare the results of operations of different fiscal quarters.

    The price range at which the Pre-Merger Company's common stock traded on the New York Stock Exchange and the dividends declared per share during the last eight fiscal quarters were as follows:

                                   Market Price            Dividend
     Quarter ended           High     Low       Close      Declared
     ------------------      -----   -------   -------    --------
     September 30, 1997    $ 18.00   $ 16.50   $ 18.00     $  --
     June 30, 1997           18.13     14.00     17.75        --
     March 31, 1997          17.88     12.00     12.63       .10
     December 31, 1996       17.50     14.88     16.50       .10
     September 30, 1996      18.50     14.38     15.38       .10
     June 30, 1996           20.25     18.13     18.13       .10
     March 31, 1996          21.88     18.88     19.13       .10
     December 31, 1995       22.38     19.75     20.38       .10

    Old shares of common stock were cancelled September 30, 1997 and new shares were issued which are not publicly traded.


 Note 18 Commitments and Contingent Liabilities
 ----------------------------------------------
    As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40 million per model year for a period not to exceed 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases.

    Minimum commitments under operating leases having initial or remaining terms greater than one year are $8.2 million, $6.2 million, $4.3 million, $2.2 million, $1.4 million and $4.0 million for the years ending September 30, 1998, 1999, 2000, 2001, 2002 and after 2002, respectively.

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

    In October 1996, the AICPA issued Statement of Position 96-1 (SOP 96-1), "Environmental Remediation Liabilities", which provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company has elected early adoption of SOP 96-1 in the quarter ended September 30, 1997. The change in accounting estimate required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites.
 The initial expense for implementation of SOP 96-1 was $7.0 million, charged to selling, general and administrative expense in the quarter ended September 30, 1997.

    As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At September 30, 1997, the Company has accrued approximately $23 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

    Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual accurately reflects the Company's liability based upon the information available at the time.


 Note 19 Pro Forma Consolidated Condensed Financial Statements-(Unaudited)
 -------------------------------------------------------------------------

    The following unaudited pro forma Condensed Statements of Consolidated Earnings (the "Pro Forma Statements") were prepared to illustrate the estimated effects of the merger with Greenmarine Acquisition Corp. as if the transaction had occurred for statements of consolidated earnings purposes as of the beginning of the period presented.

    The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The Pro Forma Statements do not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at the beginning of the period indicated or to project the Company's results of operation for any future period.

    The Pro Forma Statements include adjustments, with respect to the merger, to reflect additional interest expense and depreciation expense, amortization of goodwill, and elimination of non-recurring fees and expenses incurred by the Pre-Merger Company in 1997 in connection with the merger.


                                              For the Years Ended
                                                  September 30
                                                1997         1996
 (In millions, except per share data)              (Unaudited)
                                              ---------------------
 Net sales                                    $ 979.5    $ 1,121.5
 Cost of goods sold                             825.1        890.8
                                               -------    ---------
   Gross earnings                               154.4        230.7
 Selling, general and administrative expense    222.8        217.5
 Restructuring charges                             --         25.6
                                               -------    ---------
   Earnings (Loss) from operations              (68.4)       (12.4)

 Interest expense                                28.4         24.3
 Other (income) expense, net                    (29.2)        (8.5)
                                               -------    ---------
   Loss before provision for income taxes       (67.6)       (28.2)
 Provision (credit) for income taxes              2.8         (3.1)
                                               -------    ---------
   Net loss                                   $ (70.4)   $   (25.1)
                                               =======    =========

 Net loss per share of common stock
   (primary and fully diluted)                $ (3.45)   $   (1.23)
                                               =======    =========

 Shares outstanding                              20.4         20.4
                                               =======    =========

 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
 ----------------------------------------

 To the Shareholders of Outboard Marine Corporation:

 We have audited the accompanying Statement of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Post-Merger Company" or "Company") as of September 30, 1997 and the related Statements of Cash Flows and Changes in Consolidated Shareholders' Investment from inception (see Note 1) to September 30, 1997. We have also audited the accompanying Statements of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Pre-Merger Company") as of September 30, 1996 and the related Statements of Consolidated Earnings, Cash Flows and Changes in Consolidated Shareholders' Investment for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Post-Merger and Pre-Merger Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of September 30, 1997 and their cash flows from inception to September 30, 1997, and the financial position of the Pre-Merger Company as of September 30, 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                                BY:  ARTHUR ANDERSEN LLP
                                                     -------------------
                                                     Arthur Andersen LLP

 Chicago, Illinois
 January 12, 1998

 ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
 ----------------------------------------------------------------------------
 No disclosure is required pursuant to this item.



                                   PART III
                                   --------


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
 ------------------------------------------------------------

                                   Directors

 Alfred D. Kingsley - Chairman of the Board of the Company since September, 1997. Mr. Kingsley is also Senior Managing Director of Greenway Partners, L.
 P. (New York, NY), an investment partnership. Mr. Kingsley has been Senior Managing Director since 1993. Prior to that, Mr. Kingsley held various positions at Icahn & Co., including senior adviser until 1992. Mr. Kingsley is also a Director of ACF Industries, Incorporated (St. Charles, Missouri), a rail car leasing and manufacturing firm and a Director of the general partner of American Real Estate Partners, L. P. (Mt. Kisco, New York), a real estate investment partnership. Mr. Kingsley is Chairman of the Compensation and Benefits Committee and a member of the Audit Committee. A Director since September, 1997. Age 55.

 Gary K. Duberstein - Vice Chairman of the Board and Assistant Secretary of the Company since September, 1997. Mr. Duberstein is also Managing Director of Greenway Partners, L. P. (New York, NY), an investment partnership. Mr. Duberstein has been Managing Director since 1993. Prior to that, Mr. Duberstein served as general counsel to Carl Icahn and as vice president of certain companies operated by Mr. Icahn from 1985 to 1993.

 Mr. Duberstein is a member of the Compensation and Benefits Committee and Chairman of the Audit Committee. A Director since September, 1997. Age 43 .

 Richard Katz - Vice Chairman of the Board of the Company since September, 1997. From 1977 to 1993, Mr. Katz was a director of NM Rothschild & Sons Limited, London, England. Since 1986, he has served as a Supervisory Director for a number of entities affiliated with Quantum Industrial Partners LDC.

 Mr. Katz is a member of the Compensation and Benefits Committee. A Director since September, 1997. Age 56.

 Ron Hiram - Managing Director, Soros Fund Management (New York, NY), a fund investment company. Mr. Hiram has been Managing Director since 1995. Prior to that, Mr. Hiram was Managing Director, Lehman Brothers Incorporated from 1992 to 1995.

 Mr. Hiram is a member of the Compensation and Benefits Committee and Audit Committee. A Director since September, 1997. Age 44.

 David D. Jones, Jr. - President and Chief Executive Officer of the Company since September, 1997. Mr. Jones held numerous positions with the Mercury Marine Division of Brunswick Corporation, a manufacturer of boats, outboard motors, stern drives and other recreational products, from 1990 to 1997, most recently as President of Mercury Marine from 1990 to 1997. Mr. Jones is also a Director of National Exchange Bank, Fond du Lac, WI. A Director since
 September, 1997.   Age 54.

 Andrew P. Hines - Executive Vice President and Chief Financial Officer of the Company since October, 1997. Prior to that, Mr. Hines held the position of Senior Vice President and Chief Financial Officer for F.W. Woolworth Corporation, a retailer of consumer goods. He held that position from 1994 through 1997. During 1993, Mr. Hines was a consultant to Pentland PLC, England. Prior to that, Mr. Hines held the position of Executive Vice President and Chief Financial Officer with adidas USA from 1989 to 1992.
 Prior to that, Mr. Hines held various senior financial positions with RJR Nabisco, Inc. from 1976 to 1989. A Director since October, 1997. Age 58.


                              Executive Officers

 In addition to Messrs. Jones and Hines, the following are the Executive Officers of the Company:

 Kimberly K. Bors - Vice President, Human Resources since October, 1997. Prior to that, Ms. Bors held the position of Director, Compensation and Organizational Development since 1995. Prior to that, Ms. Bors held the position of Director of Compensation and Human Resources Services with Browning-Ferris Industries, Inc. from 1990 to 1995. Age 37.

 Paul R. Rabe - Vice President, Marine Power Products Group (MPPG) North American Sales and Marketing since October, 1997. Prior to that, Mr. Rabe held the position of Division Vice President, MPPG since joining the Company in 1996. Prior to that, Mr. Rabe held the position of Vice President and General Manager of Cummins Marine Division of Cummins Engine Company from 1992 to 1996. Age 49.

 Robert S. Romano - Vice President, General Counsel and Secretary since October, 1997. Prior to that, Mr. Romano was appointed Assistant Secretary in 1996 and Assistant General Counsel in 1994. Mr. Romano has held various positions within the Company's law department since joining the Company in 1980. Age 42.

 To the knowledge of the Company, there are no family relationships between any Director or Executive Officer and any other Director or Executive Officer.



 ITEM 11.  EXECUTIVE COMPENSATION
 --------------------------------

                          Summary Compensation Table

 The following table sets forth information concerning the annual and long-term compensation paid or to be paid to those persons who were, at September 30, 1997, (i) the Chief Executive Officer or served in such capacity during fiscal 1997, (ii) the other four most highly compensated Executive Officers of the Company, who were serving in such capacity as of September 30, 1997 and (iii) individuals who would have been one of the four most highly paid Executive Officers but for the fact that they were not serving as an Executive Officer on September 30, 1997 (collectively the "Named Executives") for services rendered in all capacities to the Company for the 1997, 1996 and 1995 fiscal years.


                                     ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
                                 ---------------------------      --------------------------------------------
                                                       Other                                             All
                                                      Annual      Restrict-    Securities               Other
                                                      Compen-     ed Stock     Underlying     LTIP     Compen-
Name and Principal               Salary      Bonus    sation       Awards      Options/     Payouts    sation
Position                Year       ($)        ($)     ($)(1)       ($)(2)        SARS #       ($)      ($)(3)
--------------------    ----     ------      -----    -------     ---------    ----------   -------    -------
D.D. Jones, Jr. (4)     1997      7,692          0          0             0             0         0          0
President and Chief
Executive Officer       1996         --         --         --            --            --        --         --

                        1995         --         --         --            --            --        --         --



H.W. Bowman (5)         1997    466,059          0          0             0        25,500         0    112,929
Former Chairman of
the Board,              1996    428,341          0          0             0        38,200         0     16,856
President and
Chief                   1995    246,928    240,000          0             0       150,000         0     12,812
Executive Officer



G.L. Schueppert (6)     1997    298,076    120,000          0             0        11,000         0      90,834
Executive Vice
President               1996    225,000          0          0       810,000        10,000         0      80,031
and Chief
Financial Officer       1995         --         --         --            --            --        --          --



C.J. Vitulli (7)        1997    306,076          0          0             0        12,000         0      95,851
Senior Vice
President and           1996     93,269          0          0       385,000             0         0           0
President, OMC
Boat Group              1995         --         --         --            --            --        --          --



R. H. Medland,          1997    230,670          0     30,331             0         6,500         0      65,105
Senior Vice
President and           1996    193,083          0          0       303,750         6,000    45,056      13,939
Chief
Administrative          1995    183,000     96,716          0             0             0    52,024      16,316
Officer



D.J. Baddeley,          1997    228,951          0     28,032             0         6,000         0      75,084
Vice President,
Secretary               1996    199,170          0          0       303,750         7,500    52,096      15,374
and General
Counsel                 1995    190,000    100,415          0             0             0    39,366      15,269


                                    -41-

 Notes to Summary Compensation Table

 (1) For Mr. Medland, $17,230 for a company car and $13,101 for accounting and legal fees and for Mr. Baddeley, $16,772 for a company car and $11,260 for accounting and legal fees. No other Named Executive's Other Annual Compensation reached the level required for disclosure.

 (2) In fiscal 1996 the Named Executives, except Mr. Bowman, and certain other employees of the Company received grants of Restricted Stock at prices of $16.00-$20.25 per share based on the closing price of a share of Common Stock on the date of grant. The number of shares granted were 255,000 having an aggregate value on the date of grant of $5,037,500. Based on the value of a share of Common Stock as of September 30, 1997, the aggregate value of all outstanding restricted stock was $4,590,000. The restricted stock granted in fiscal year 1996, like prior grants of restricted stock, was not to vest for a period of five years, except for one grant of 5,000 shares which was not to vest for a period of three years. However, as a result of the change of control which occurred on September 11, 1997 pursuant to the acquisition by Greenmarine of in excess of 90 % of the outstanding shares of the Company's common stock, all restricted stock fully vested and was either paid-out in cash in an amount per share equal to the $18.00 per share merger consideration or held by the Company pending negotiations on employment or severance agreements, as may be applicable to the respective Executive Officers or former Executive Officers.

 (3) For fiscal 1997 includes matching contributions to the OMC Employees Taxed Deferred Savings Plan in the amount of $1,640, $93, $25, $1,712 and $1,667; the dollar value of insurance premiums paid by the Company of $31,604, $44,161, $2,289, $19,000 and $21,363 for the benefit of Messrs. Bowman,
 Schueppert, Vitulli, Medland and Baddeley, respectively; restricted stock dividends in the amount of $12,205, $6,037, $5,576 and $7,066 for the benefit Messrs. Schueppert, Vitulli, Medland and Baddeley, respectively; and stock option cash-outs in the amount of $79,687, $37,500, $34,375, $37,387 and
 $44,987 for the benefit of Messrs. Bowman, Schueppert, Vitulli, Medland and Baddeley, respectively. In addition, Mr. Vitulli received a sign-on bonus in the amount of $50,000.

 (4) Mr. Jones was hired by the Company September 25, 1997 and therefore information prior to that date does not exist.

 (5) Mr. Bowman was hired by the Company February 19, 1995 and therefore information prior to that date does not exist. Mr. Bowman ceased serving in the capacity noted on September 25, 1997.

 (6) Mr. Schueppert was hired by the Company January 2, 1996 and therefore information prior to that date does not exist. Mr. Schueppert ceased serving in the capacity noted on October 6, 1997.

 (7) Mr. Vitulli was hired by the Company June 10, 1996 and therefore information prior to that date does not exist. Mr. Vitulli ceased serving in the capacity noted on October 15, 1997.

 Option Grants in the 1997 Fiscal Year

 The following table provides information on the grants of options to purchase Common Stock given to the Named Executives on February 3, 1997. As a result of the cancellation of all outstanding options resulting from the merger, no information is provided regarding the potential realizable value of the options granted in fiscal 1997. Any value received by the Named Executives during fiscal 1997 as a result of the cancellation is reflected in the "Summary Compensation Table" above and the table below titled "Option Exercises in the 1997 Fiscal Year and Fiscal Year End Option Values".

                                               % of
                                               Total
                                              Options
                                # of          Granted     Exercise
                             securities       to all       Price
                             underlying      Employees      Per
                    Grant    options/SARs       in        Share $    Expired
 Name               Date     Granted (#)      1997 (1)      (2)        (3)
 ---------------   ------    ------------    ---------    --------   -------
 H.W. Bowman       2/3/97       25,500         11.40       16.375    9/30/97
 G.L. Schueppert   2/3/97       11,000          4.94       16.375    9/30/97
 C.J. Vitulli      2/3/97       12,000          5.36       16.375    9/30/97
 R.H. Medland      2/3/97        6,500          2.91       16.375    9/30/97
 D.J. Baddeley     2/3/97        6,000          2.68       16.375    9/30/97


 (1) In the 1997 fiscal year 139 employees received stock options.

 (2) The exercise price of $16.375 was the closing price of a share of Common Stock on the New York Stock Exchange on February 3, 1997.

 (3) Pursuant to the change of control resulting from Greenmarine's acquisition of in excess of 90% of the Company's outstanding common stock, all outstanding options were fully vested and then cancelled effective September 30, 1997 pursuant to the merger.


  Option Exercises in the 1997 Fiscal Year and Fiscal Year End Option Values

 The following table shows information on the exercise in the 1997 fiscal year of options to purchase Common Stock by the Named Executives or the payout of limited stock appreciation rights associated therewith. As a result of the cancellation of all outstanding options resulting from the September 30, 1997 merger, no information is provided regarding unexercised options to purchase Common Stock as of September 30, 1997 or the value of in-the-money options as of such date.

                                     Shares
                                    Acquired
                                       or                 Value
                                    Exercised            Realized
         Name                          (#)                 ($)
         ---------------            ---------            --------
         H.W. Bowman                 25,500               79,687
         G.L. Schueppert             11,000               37,500
         C.J. Vitulli                12,000               34,375
         R.H. Medland                22,700               37,387
         D.J. Baddeley               20,200               44,987

              Long-Term Incentive Plan Awards in Fiscal Year 1997

 The following table describes the performance shares granted to the Named Executive Officers during the Company's 1997 fiscal year under the 1994 OMC Long-Term Incentive Plan (the "LTIP"). The grants cover the three year award cycle October 1, 1996 through September 30, 1999. No distribution of performance shares, whether in cash or stock, will be made until after the end of the three year award cycle and the Compensation and Benefits Committee has determined the extent to which the Company has achieved the performance goals set at the beginning of each award cycle. The initial value of each performance share granted under the LTIP was $16.00. The initial value was the average of the closing price for a share of Common Stock on the New York Stock Exchange for the month of September 1996. The performance goals set for these performance shares are (1) the average of the absolute return on net assets for the three year award cycle, (2) return on net assets improvement for the three year award cycle over the prior three year award cycle and (3) total shareholder return on the Common Stock as compared to the return on the S&P 400 for grants prior to October 1, 1996 and the S&P 500 for grants thereafter measured over the three year award cycle.

                    Number                       Estimated Future Payouts
                      of        Perfor-          (1) (Potential Shares)
                   Perfor-       mance        ------------------------------
                    mance       Period        Thres-                  Maxi-
                   Shares       Unit          hold       Tar-          mum
                 Granted (2)    Payout         (#)       get(#)        (#)
                   -------      -------       -----      ------      -------
 H.W. Bowman        15,300      3 Years       7,650      15,300       30,600
 G.L. Schueppert     7,100      3 Years       3,550       7,100       14,200
 C.J. Vitulli        6,400      3 Years       3,200       6,400       12,800
 R.H. Medland        3,900      3 Years       1,950       3,500        7,800
 D.J. Baddeley       3,800      3 Years       1,900       3,800        7,600


 (1) The number of shares to be paid upon the completion of an award cycle will depend entirely on the extent to which the Company achieves the performance goals set at the beginning of the award cycle. The payout at the Threshold level will be 50%, the payout at the Target level will be 100% and the payout at the Maximum level will be 200% of the number of performance shares originally granted.

 (2) As a condition of the agreements governing the resignation or termination, as the case maybe, of the named executives officers listed above, all outstanding grants of performance shares, including the above, were cancelled or forfeited.


                                 Retirement Plans

                  Annual Benefit for Named Executive Participants
                  -----------------------------------------------
                           for Selected Years of Service
                           -----------------------------

    The approximate annual benefits shown in the table below are for the Named Executive participants and are not subject to social security offset but are subject to offset for any benefits payable from retirement programs of the Company's foreign subsidiaries. The total annual benefit payable from the Outboard Marine Corporation Employees Retirement Plan (the ''Retirement Plan'') and the supplemental non-qualified retirement plan is shown in the table below for selected average base earnings levels and years of service based upon certain assumptions including all years of credited service as an Executive Officer, retirement at age 65 and election of a single life annuity for the benefit payment.

  Average Annual                                                  20 or
   Base Earnings     5 Years       10 Years       15 Years      More Years
  --------------    ---------     ----------     ----------    -----------
     $150,000        $19,125        $38,250        $57,375        $76,500
     $250,000        $31,875        $63,750        $95,625       $127,500
     $300,000        $38,250        $76,500       $114,750       $153,000
     $500,000        $63,750       $127,500       $191,250       $255,000
     $900,000       $114,750       $229,500       $344,250       $459,000
   $1,300,000       $165,750       $331,500       $497,250       $663,000

    The Retirement Plan provides a fixed benefit determined on the basis of years of service and final average base earnings. In addition to the benefits from the Retirement Plan, certain participants in the Company's annual incentive compensation plan(s) are eligible for retirement benefits from a supplemental non-qualified retirement plan. The retirement benefits under the non-qualified plan are based upon amounts paid under the annual bonus plan as well as salary, and the total retirement benefits payable under the plans may exceed the maximum benefits payable under the Employee Retirement Income Security Act of 1974, as amended. The basis for benefits under both plans can be those amounts contained in the Summary Compensation Table above if the years disclosed are one or more of the three highest annual earnings in the last ten years as discussed below.

    Participants in the plans who are not Executive Officers receive an aggregate benefit equal to 1.2% of total pay and .5% above social security covered compensation for each year of credited service times the average of the five highest consecutive annual earnings (base annual salary rate plus incentive compensation earned in the same year under an annual incentive compensation plan) during such participant's last ten years of employment. An Executive Officer who participates in the plans will receive the 1.2% of total pay and .5% above social security covered compensation for each year of credited service as a non-Executive Officer and 2.55% for each year of credited service as an Executive Officer times the average of the three highest annual earnings during such participant's last ten years of employment.

    As of December 31, 1997, Messrs. Bowman, Schueppert, Vitulli, Medland and Baddeley will have 2.67, 1.76, 1.34, 6.50 and 7.75, respectively, credited years of service under the Company's retirement plans. The total estimated vested annual benefit payable from these two plans for Messrs. Bowman, Schueppert, Vitulli, Medland and Baddeley based upon certain assumptions including actual years of credited service as a non-Executive Officer and Executive Officer, as the case may be, current age and base earning levels, and election of a single life annuity for the benefit payment is $120,500, $0, $0, $47,704 and $55,707, respectively, which payments are not subject to social security offset but are subject to offset for any benefits payable from retirement programs of the Company's foreign subsidiaries.


                           Compensation of Directors

    Directors of the Company do not receive any compensation, as such, for services provided to the Company as a Director, including participation on any committees. Directors may be entitled to reimbursement for travel expenses associates with Board activities.

                 Employment Contracts and Severance Agreements

    The Company and David D. Jones, Jr. are in the process finalizing an employment agreement between Mr. Jones and the Company. Details of the agreement, and a copy thereof, will be disclosed in accordance with rules and regulations of the Securities and Exchange Commission in the filing made by the Company following the effective date of the agreement.

    As of October 6, 1997, the Company and Andrew P. Hines entered into an agreement pursuant to his employment which (1) employs Mr. Hines as Executive Vice President and Chief Financial Officer of the Company and provided for the election of Mr. Hines as a member of the Board of Directors of the Company,
 (2) provides for a term of three years from the date of execution with automatic annual renewals, (3) provides for a base salary in the amount of $325,000, (4) provided Mr. Hines with the opportunity to purchase up to 20,000 shares of common stock of the Company, which included a loan from the Company in the amount of $210,000 for the sole purpose of purchasing 11,666.66 shares, evidenced by a secured promissory note secured by a pledge and security agreement utilizing the purchased stock as collateral, (5) provided for the grant of the option to purchase 180,000 shares of common stock of the Company at an exercise price of $18.00 per share with annual vesting in equal proportions over a three year period, (6) provides for, in the event Mr. Hines' employment is terminated by the Company without cause or by Mr. Hines for good reason, the vesting of all unvested stock options plus payment of an amount equal to the greater of his base salary for one year or his base salary for the remainder of the term of the agreement as well as certain benefits under various of the Company's benefit plans, (7) entitles the Company to require Mr. Hines to sell all of his stock and options back to the Company at a price equal to the fair market value of the common stock as of the date of the notice from the Company requiring Mr. Hines to resell his stock, offset by the unpaid principal amount of any loan made by the Company to Mr. Hines upon the termination of Mr. Hines' employment with the Company, (8) provides for the right of Mr. Hines to require the Company, under certain circumstances, to repurchase all of his stock and stock options based on the fair market value of the common stock as of the date of the notice from Mr. Hines, offset by the unpaid principal amount of any loan made by the Company to Mr. Hines and (9) provides for the inclusion of the stock owned by Mr. Hines, under certain circumstances, in the sale or disposition of stock held by Greenmarine Holdings, LLC. In addition, pursuant to his employment agreement, Mr. Hines agreed to a one year non-compete commencing on the expiration or termination of his employment under the agreement.

    In March, 1997 the Company entered into severance agreements with the Named Executives other than Mr. Jones and Mr. Hines. Each of these agreements had a one year term which was automatically extended from year to year. These severance agreements, which applied only upon a change of control of the Company, provided that if such Executive Officer (1) elected to resign his employment for certain specified reasons, or (2) is terminated by the Company other than for cause, the Company will pay such Executive Officer an amount, in cash, equal to (a) a fraction, the numerator of which is equal to the lesser of twenty-four and the number of full and partial months existing between the date such Executive Officer's employment terminates and his 65th birthday and the denominator of which is twelve, multiplied by (b) such Executive Officer's then current annual base salary plus the highest amount of incentive compensation received by such Executive Officer in the five years preceding the change-in-control. In addition, the Company will pay such Executive Officer, in cash, amounts accelerated, earned, allocated or deferred under the Company's pension, retirement, compensation or annual and long-term incentive plans. As a result of the change of control on September 11, 1997 resulting from the acquisition by Greenmarine Acquisition Corp. of in excess of 90% of the Company's outstanding common stock, the severance agreements have or will be paid in accordance with their terms for those Executive Officers who have satisfied one of the conditions discussed above. For those Executive Officers who remain in the employ of the Company, the terms of the severance agreements will remain in force for a period of three years from the date of the change of control or as may otherwise be negotiated by the Executive Officer and the Company.

 As of September 24, 1997, the Company and Harry W. Bowman entered into a Consulting Agreement whereby Mr. Bowman agreed to resign from his positions as President, Chief Executive Officer and Chairman of the Board. Pursuant to the agreement, Mr. Bowman was to receive certain benefits from the Company, including (1) a cash payment in the amount of $940,000, (2) from the date of the agreement through March 31, 1998, an employment fee in the amount of $230,000, (3) from April 1, 1998 through September 30, 1998, a consulting fee in the amount of $230,000, (4) in exchange for his agreement not to engage in any competitive activity or make any disparaging statements about the Company or any of its employees, officers, or directors, Mr. Bowman received a cash payment in the amount of $700,000, (5) the retirement benefits to which Mr. Bowman was entitled to under the Employment Agreement entered into between the Company and Mr. Bowman dated February 14, 1995, (6) coverage under the Company's welfare and benefit plans through September 30, 1998, (7) compensation for outplacement services and reimbursement for certain financial advisory services, (8) gross-up payments for any excise tax resulting from the application imposed by Section 4999 of the Internal Revenue Code of 1986 as amended resulting from the change of control provisions of Section 280G of the Code and (10) reimbursement for certain legal fees associated with the interpretation or enforcement of the Consulting Agreement. In consideration of these benefits, Mr. Bowman agreed that the Employment Agreement dated February 14, 1995, except those provisions which survive through the Consulting Agreement, and the Severance Agreement dated March 31, 1997 between the Company and Mr. Bowman would be terminated.

                     REPORT OF THE COMPENSATION COMMITTEE

 The philosophies and compensation policies discussed below are primarily those of the Pre-Merger Compensation Committee and do not necessarily reflect those of the Post-Merger Compensation Committee (in either case, unless specifically references, the "Committee"), which consists of entirely different membership. However, because the change in the Committee took place immediately prior to the end of the Company's 1997 fiscal year, it is necessary for the Post-Merger Committee to place their names on the report. The Post-Merger Committee intends to review the philosophies and policies of the Company and may adopt new or amended ones as it deems appropriate.

 The Committee is pleased to present its annual report on executive compensation. This report describes the components of the company's executive officer compensation program and explains the basis for fiscal 1997 compensation determinations made by the Committee. During fiscal 1997, the Committee, made up of four non-employee Directors, met two times. Its charter is to:

1. Review and approve a competitive, fair and equitable compensation and benefits policy designed to retain key executives, to stimulate their useful and profitable efforts on behalf of the Company and to attract necessary additions to the staff with appropriate qualifications;
2. Review, approve and administer the Company's executive compensation plans and determine the salaries and incentive compensation of the Executive Officers of the Company and its foreign and domestic subsidiaries; and
3. Review annually the performance of the Company's Chief Executive Officer vis-a-vis the Company's performance and, based upon such review, recommend to the Board appropriate compensation adjustments and bonus awards, if any.

 To carry out this charter, the Committee's objective was to rely more heavily on incentive or variable compensation to support the Company's strategies and provide ownership opportunities to management for the successful execution of those strategies, thereby aligning management with the Shareholders.

 The Committee's compensation philosophy is based on several criteria, including, but not limited to, the financial and operational goals recommended by the Company's senior management and approved by the Board for the company, as a whole, as well as for significant business units; performance by the personnel in achieving these goals; the need to attract, retain, and motivate personnel to execute and exceed the Company's plans and programs; the need to reward sustained corporate, functional, and/or individual performance with an appropriate base salary and incentive opportunity; the need to increase management ownership in the Corporation to more closely align management with the shareholders; the need to link rewards with shareholder value and profitability,; and the need to communicate the Company's goals through performance measures linked to pay that focus management on achievement of business objectives.

 In addition to reports and recommendations from senior management, the Committee has relied on the services of various nationally known executive compensation and benefits consulting firms for information regarding appropriate compensation levels and programs, including KPMG Peat Marwick and Hewitt Associates.

 For the Company's 1997 fiscal year, the primary criteria used in evaluating Company performance were return on net assets (RONA), both in absolute terms and as compared to prior years, total shareholder return of the Company's stock relative to the total return of the S&P 500 Index, and business unit profitability for evaluating business unit performance. The Company's performance for fiscal year 1997 failed to achieve the goals set at the beginning of the year.

 There are three components of executive compensation reviewed by the
 Committee: base salary, annual incentive compensation, and long-term incentive compensation. The combination of these components produces total direct compensation.


 Base Salary
 -----------
 The committee has elected to target base annual salary at the 50th percentile of executives with comparable levels of responsibility at other manufacturing companies, including competitors. The actual base salaries are established based upon a review of individual performance, evaluated each year by the Committee with recommendations for salary adjustments for all Executive Officers made by the Committee to the Board each November. For fiscal 1997, merit salary increases for all exempt employees averaged approximately 2%, except for the Named Executives who received no merit increase and one Named Executive who received a promotional increase to reflect new responsibilities.


 Annual Incentive Compensation
 -----------------------------
 The Executive Bonus Plan was designed to create an incentive for participants to execute and exceed the Company's plans and their individual or team goals and receive annual rewards for that performance. Under the Executive Bonus Plan the reward is based on corporate, business unit, and individual or team goals. The corporate goal was based on return on net assets ("RONA") for the fiscal year. Business unit goals, where applicable, were developed in accordance with Company guidelines and are the same for all participants in the unit. Individual or team goals were developed jointly by the participant and their manager. The target amount of annual incentive compensation is determined by the participant's salary grade. The Executive Officers' target bonus amounts ranged from 25% to 60% of base annual salary. The Chief Executive Officer's target bonus amount equaled 60% of base salary and was based entirely on corporate goals. The target award, when added to base annual salary, is intended to result in total annual compensation at approximately the 50th percentile of competitive annual compensation, as described under the heading "Base Salary" above. Each executive could earn up to 200% of the target amount depending on the extent to which the Company, and the business unit where applicable, achieves its annual performance targets and the individual performs vis-a-vis their pre-determined individual annual goals. The threshold performance for any bonus award to be paid in fiscal 1997 required RONA to exceed 1.4% and earning before tax ("EBT") to exceed $15 million. Maximum awards would be earned if RONA and EBT equaled or exceeded 3.8% and $41 million, respectively. Based on actual 1997 performance, no awards were earned.


 Long-Term Incentive Compensation
 --------------------------------
 The OMC 1994 Long Term Incentive Plan ("LTIP") provided for the grant of stock options, restricted stock, performance units and performance shares. The purpose of the plan was to create an opportunity for participants to share in the enhancement of shareholder value through equity based awards. The overall goal is to create a link between the Company's management and its shareholders through stock ownership and incentive compensation based on the achievement of specific financial measures.

 Each Executive Officer has a target amount of performance shares, ranging from 15% to 70% of annual salary, and a maximum amount that can be earned equal to 200% of the target amount depending on the extent performance targets are achieved over a three year award cycle; The Chief Executive Officer's target award equals 70% of salary. In addition, stock options are granted to Executive Officers in the amounts ranging between 30% and 140% of salary, depending solely on such Executive Officer's salary grade. The Chief Executive Officer's option grant equals 140% of salary. The stock option and performance share grants, when added to base annual salary (when the performance share is paid at the target level), are intended to result in total long-term incentive compensation at approximately the 50th percentile of executives with comparable levels of responsibility and individual performance at other manufacturing companies, including competitors.

 It is intended that payment for the achievement of the performance goals set with respect to performance shares be paid in shares of Common Stock or cash, at the discretion of the Compensation Committee. The performance goals for the outstanding award cycles are: (1) three year average of Absolute RONA,
 (2) three year average of RONA Improvement as compared to the prior three year period and (3) the monthly average of total shareholder return on the Common Stock versus the total return of the S&P 400 Index for the three year award cycle ("TSR"). Under the LTIP, 50% of the award will be based upon the TSR goal, 25% of the Absolute RONA goal and 25% on the RONA Improvement goals.
 The Absolute RONA thresholds for payment and the maximum award are the same as those for Annual Incentive Compensation above, determined, however, on a cumulative basis for the three year award cycle. For award cycles beginning in fiscal 1997 or later, the TSR component has been revised to be measured relative to the S&P 500 Index. For the three year performance share cycle completed at the end of fiscal 1997, 37.5% of target was achieved.


 Executive Officer Benefits
 --------------------------
 In addition to base salary and annual and long-term incentive compensation, the Company also provides Named Executives with a broad range of benefits available to all employees as well as specific, supplemental benefits, designed to be comparable to those offered to executives with similar levels of responsibility and individual performance. These supplemental benefits include a Company-leased automobile, financial and estate planning, tax preparation and advice, supplemental life insurance coverage, and non-qualified retirement benefits.


 Deductibility of Compensation
 -----------------------------
 Section 162(m) of the Code denies a tax deduction to any publicly held corporation, such as the Company, for compensation in excess of $1 million paid to any Named Executive. Certain performance-based compensation, however, is specifically exempt from the deduction limit. The determination of whether compensation is performance-based depends on several factors including: whether the compensation is payable solely on account of the attainment of one or more nondiscretionary objective performance goals established by an independent compensation committee of the board of directors; whether there has been disclosure to and approval by the shareholders of performance standards to be used in determining awards under the plan; whether the company's compensation committee is composed solely of "outside" directors; and whether prior to the payment of such compensation, the compensation committee has certified that applicable performance standards have been satisfied. The Committee will, in order to satisfy Section 162(m) of the Code, certify the attainment of those standards.

 Chief Executive Officer's Compensation
 --------------------------------------
 The salary, annual and long-term incentive compensation and executive benefits for the Chief Executive Officer ("CEO") are determined by the Committee substantially in conformance with the policies described above for all other Executive Officers of the Company. In addition, the Committee evaluates the CEO's contribution to the Company's achievement of its long-term financial and non-financial objectives on an on-going basis. The Committee also evaluates the CEO's performance at least annually based upon a variety of factors including the extent to which strategic and business plan goals are met and targets for earnings per share, return on net assets, growth in sales and earnings, market share and total return to shareholders are achieved.

 Mr. Bowman was elected Chairman of the Board, President and Chief Executive Officer of the Company on February 19, 1995. For more detail on Mr. Bowman's compensation see "Executive Compensation" and "Employment Contracts and Severance Agreements" above. For the 1997 fiscal year, Mr. Bowman received no merit salary increase. Mr. Bowman resigned as Chairman, President and CEO effective September 25, 1997, and will continue in an consultative role until his retirement on March 31, 1998.

 Mr. Jones was elected President and CEO of the Company on September 25, 1997. He is paid a base salary of $500,000 and eligible for substantially similar compensation and benefit programs as all other Executive Officers. For more detail on Mr. Jones' compensation, see "Executive Compensation" and "Employment Contracts and Severance Agreements" above.

 Conclusion - After completing its assessment of all components of executive compensation, the Committee believes that the total compensation opportunity offered to Executive Officers of the Company is competitive with the compensation programs provided by other comparable corporations. The Committee also believes that the actual awards made, based on these plans, are aligned with the Company's overall performance, thereby linking management's interests with those of shareholders.

 Submitted by the Compensation Committee of the Company's Board of Directors:

     Alfred D. Kingsley, Chairman
     Gary K. Duberstein
     Richard Katz
     Ron Hiram



                               PERFORMANCE GRAPH

    The following graph compares the cumulative total return on the Common Stock with the cumulative returns of the Standard & Poor's 500 Stock Index and Standard & Poor's Leisure Time Index weighted by the year-end market value of each company for the Company's last five fiscal years. "Cumulative total return" is defined as stock price appreciation plus dividends paid, assuming reinvestment of all such dividends.

               COMPARISON OF FIVE YEAR CUMULATIVE TOTAL RETURN*
             AMONG OUTBOARD MARINE CORPORATION, THE S&P 500 INDEX
                   AND THE S&P LEISURE TIME (PRODUCTS) INDEX

                    9/92     9/93     9/94     9/95     9/96     9/97
                    ----     ----     ----     ----     ----     ----
 Outboard Marine
  Corp               100      121      151      146      106      126

 S&P                 100      113      117      152      183      257

 S&P Leisure Time
 (Products)          100      116      115      145      171      222

  * $100 Invested on 9/30/92 in stock or index - including reinvestment of dividends. Years ending September 30.


    The Company is using the same published industry indexes it has in previous years. As of September 30, 1997, as a result of the merger of Greenmarine with and into the Company with the Company as the surviving entity, all shares of the Company's common stock previously registered under Section 12 of the Securities Exchange Act of 1934 were canceled. As a result, as of that date there is no longer a public market for the Company's common stock.


 ITEM 12.  SECURITY OWNERSHIP
 ----------------------------
    The following table sets forth information with respect to (i) persons or groups who are known to the Company to be beneficial owners, as of December 31, 1997, of more than 5% of the outstanding Common Stock and (ii) beneficial ownership of Common Stock held, as of November 19, 1997, by each of the Company's Directors, Named Executives and all the Company's Directors and the Company's Executive Officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options currently exercisable, or exercisable within 60 days of the date hereof, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise indicated, beneficial ownership in the following tables includes sole voting and dispositive power.

                                           Shares
                                        Beneficially            Percent
 Name and Address                          Owned                of Class
 ------------------------------------   ------------            --------
 Greenmarine Holdings LLC (1)(7).....    20,400,000               99.7%
   277 Park Avenue
   27th Floor
   New York, New York 10172

 Alfred D. Kingsley (2) ...........      20,400,000               99.7%
   277 Park Avenue
   27th Floor
   New York, New York 10172

 Gary K. Duberstein (2) ...........      20,400,000               99.7%
   277 Park Avenue
   27th Floor
   New York, New York 10172

 Richard Katz (3)  ................      20,400,000               99.7%
  Villa La Sirena
  Vico dell'Olivetta 12
  18039 Martola Inferiore
  Ventimiglia, Italy


                                           Shares
                                        Beneficially            Percent
 Name and Address                          Owned                of Class
 ------------------------------------   ------------            --------
 Ron Hiram (4) ....................      20,400,000               99.7%
   888 Seventh Avenue
   33rd Floor
   New York, New York 10106

 David D. Jones, Jr. (5) ..........          11,110                  *
   c/o Outboard Marine Corporation
   100 Sea Horse Drive
   Waukegan, Illinois 60085


 Andrew P. Hines (6) ..............          14,444                  *
   c/o Outboard Marine Corporation
   100 Sea Horse Drive
   Waukegan, Illinois 60085


 Harry W. Bowman                                  0

 George L. Schueppert                             0

 Clark J. Vitulli                                 0

 Richard H. Medland                               0

 D. Jeffrey Baddeley                              0



 Directors and Executive ..........          25,554                  *
   Officers as a group
   (14) person

  *   Less than 1%

 (1) The members of Greenmarine Holdings LLC ("Greenmarine") are Greenlake Holdings LLC, a Delaware limited liability company ("Greenlake"), Quasar Strategic Partners LDC, a Cayman Islands limited duration company ("QSP"), and Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"). Each of Greenlake, QSP and QIP has approximately a 30.5%, 34.75% and 34.75% interest in Greenmarine, respectively. Greenlake is controlled by Mr. Alfred D. Kingsley and Mr. Gary K. Duberstein. QSP is an indirect subsidiary of Quasar International Fund N.V., a Netherlands Antilles limited liability company ("Quasar"). QIP is the principal operating subsidiary of Quantum Industrial Holdings Ltd., a British Virgin Islands corporation ("QIH"). Quasar and QIH are investment funds which have as their principal investment advisors Soros Fund Management LLC, of which Mr. George Soros serves as Chairman.

     Greenmarine is controlled by a Management Committee comprised of up to a total of four Managers. Pursuant to the Operating Agreement of Greenmarine, Greenlake has the right to appoint two designees to Greenmarine's Management Committee and the holders of a majority of Greenmarine's interest held by QSP and QIP have the right to appoint two members of Greenmarine's Management Committee. Greenmarine's Management Committee is currently comprised of Messrs. Alfred D. Kingsley, Gary K. Duberstein and Richard Katz. From and after September 12, 1998, the holders of a majority of Greenmarine's interests held by QSP and QIP may elect to increase the size of Greenmarine's Management Committee to five members, three of whom will be designated by the holders a majority of Greenmarine's interests held by QSP and QIP and two of whom will be designated by Greenlake. The vote of three of the members of Greenmarine's Management Committee is required for action by the Management Committee.

 (2) Each of Alfred D. Kingsley and Gary K. Duberstein is a director of the Company. In addition, each of Messrs. Kingsley and Duberstein are members of Greenmarine's Management Committee and they control Greenlake. All of the shares indicated as owned by each of Messrs. Kingsley and Duberstein are owned directly by Greenmarine and are included because of their affiliation with Greenmarine. As such, Messrs. Kingsley and Duberstein may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934 (the "Exchange Act").

 (3) Richard Katz is a director of the Company. In addition, Mr. Katz is a member of Greenmarine's Management Committee. All of the shares indicated as owned by Mr. Katz are owned directly by Greenmarine and are included because of his affiliation with Greenmarine. The reference to such shares shall not be deemed admission that Mr. Katz may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

 (4) Ron Hiram is a director of the Company. All of the shares indicated as owned by Mr. Hiram are owned directly by Greenmarine and are included because of his affiliation with Greenmarine. The reference to such shares shall not be deemed admission that Mr. Hiram may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

 (5) David D. Jones, Jr. is a Director and the President and Chief Executive Officer of the Company. Of the shares indicated as owned by Mr. Jones, 11,110 shares are subject to options exercisable within 60 days of the date hereof that the Company granted to Mr. Jones prior to December 31, 1997. In addition, the Company intends to issue a 43,385 restricted share award to Mr. Jones prior to December 31, 1997. The Company intends to grant to Mr. Jones the economic equivalent of an option to acquire 238,895 shares of common stock of the Company and 105,000 shares of restricted common stock, all in a form and manner mutually acceptable to the Company and Mr. Jones.

 (6) Andrew P. Hines is a Director and the Chief Financial Officer of the Company. Of the 14,444 shares indicated as owned by Mr. Hines, 2,777 were paid for with $50,000 cash and 11,667 were purchased in consideration of Mr. Hines issuing a promissory note in favor of the Company in the principal amount of $210,000. Mr. Hines has pledged his 14,444 shares to the Company to secure his obligations under such promissory notes. Pursuant to Mr. Hines' employment agreement with the Company, Mr. Hines will purchase an additional 5,556 shares at a purchase price of $18.00 per share.

 (7) All of the 20,400,000 owned of record and beneficially by Greenmarine have been pledged to American Annuity Group, Inc. and Great American Insurance Company pursuant to the terms of that certain Credit Agreement dated August 13, 1997, as amended, by and among the Company (as successor to Greenmarine Acquisition Corp.), as Borrower, and American Annuity Group, Inc. and Great American Insurance Company, as Lenders. The 20,400,000 shares have been pledged to secure the Company's obligations under such Credit Agreement.


 ITEM 13.  RELATED TRANSACTIONS
 ------------------------------
 Pursuant to the terms of the Employment Agreement entered into between the Company and Mr. Hines, the Company loaned to Mr. Hines the amount of $210,000 for the sole purpose of purchasing 11,666.66 shares of common stock of the Company. The loan is evidenced by a secured promissory note and secured by a pledge and security agreement using the stock as collateral. As of the date hereof the amount outstanding remained at $210,000.



                                      PART IV
                                      -------

 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a) Documents filed as part of the Annual Report on Form 10-K:

           1.  Report of Independent Public Accountants

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

           3.  An exhibit index is included herein.

        (b) During the fourth quarter of the year ended September 30, 1997, the Company filed one report on Form 8-K on July 8, 1997 announcing the execution of a merger agreement with Detroit Diesel Corporation which was not consummated.

        (c) Exhibits are attached hereto.

        (d) Not applicable.


                                  SIGNATURES
                                  ----------

 Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          OUTBOARD MARINE CORPORATION


 Date   January 12, 1998   By  DAVID D. JONES, JR.    President, Chief
        ----------------       -------------------    Executive Officer and
                               David D. Jones, Jr.    Director


 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


 Date   January 12, 1998   By  ALFRED D. KINGSLEY     Chairman of the Board
        ----------------       -------------------
                               Alfred D.  Kingsley


 Date   January 12, 1998   By  GARY K. DUBERSTEIN     Vice Chairman and
        ----------------       -------------------    Assistant Secretary
                               Gary K. Duberstein     of the Board


 Date   January 12, 1998   By  RICHARD KATZ           Vice Chairman of the
        ----------------       ------------           Board
                               Richard Katz


 Date   January 12, 1998   By  RON HIRAM              Director
        ----------------       ---------
                               Ron Hiram


 Date   January 12, 1998   By  DAVID D. JONES, JR.    President, Chief
        ----------------       -------------------    Executive Officer and
                               David D. Jones, Jr.    Director


 Date   January 12, 1998   By  ANDREW P. HINES        Executive Vice President,
        ----------------       ---------------        Chief Financial Officer,
                               Andrew P. Hines        Director and principal
                                                      accounting officer

                          OUTBOARD MARINE CORPORATION

                                 EXHIBIT INDEX


 Exhibit 3:  Articles of Incorporation and By-Laws:

         (A) With respect to the Registrant's Certificate of Incorporation, reference is made to Exhibit 3(A) attached hereto.

         (B) With respect to the Registrant's By-Laws, as amended and restated October 1, 1997, reference is made to Exhibit 3(B) attached hereto.


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

         (C) With respect to rights of holders of Registrant's 7% Convertible Subordinated Debentures due 2002, reference is made to Registrant's Registration Statement Number 33-47354 filed on April 28, 1992, which is incorporated herein by reference and to the Supplemental Indenture dated September 30, 1997 attached hereto as
             Exhibit 4(C).

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

         (F) With respect to Amendment No. 2 to the Rights Agreement dated September 9, 1997, reference is made to the Form 8-A/A filed by the Registrant on September 10, 1997, which is incorporated herein by reference.


 Exhibit 10:  Material contracts:

         (A) With respect to Registrant's 1987 Stock Option and Performance Unit Plan, reference is made to Exhibit 10(D) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1987, which is incorporated herein by reference.

         (B) With respect to the OMC Executive Bonus Plan, reference is made to
             Exhibit 10(C) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, which is incorporated herein by reference and with respect to the First Amendment to the OMC Executive Bonus Plan, reference is made to Exhibit 10(B) attached hereto.


         (C) With respect to the OMC Executive Equity Incentive Plan, reference is made to Exhibit 10(D) to the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1990, which is incorporated herein by reference.

         (D) With respect to the OMC 1994 Long-Term Incentive Plan, reference is made to Exhibit C to Outboard Marine Corporation's Notice of Annual Meeting and Proxy Statement prepared in connection with the January 20, 1994 Annual Meeting of Shareholders, which is incorporated herein by reference, and with respect to the First Amendment to the OMC 1994 Long Term Incentive Plan, reference is made to Exhibit 10(D) attached hereto.

         (E) With respect to the Employment Agreement for Mr. Bowman, reference is made to Exhibit 10(F) of the Registrant's Annual Report on Form 10-K for the fiscal year ended September 30, 1995, which is incorporated herein by reference.

         (F) With respect to the Third Amended and Restated Revolving Credit Agreement dated as April 30, 1997, reference is made to Exhibit 10(H) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated herein by reference.

         (G) With respect to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 1995, which is incorporated herein by reference. With respect to the Amendment No. 1 and Waiver and the Amendment No. 2 and Waiver to the Registrant's Receivables Purchase Agreement dated as of December 22, 1995, reference is made to Exhibit 10(I) of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995, which is incorporated herein by reference.

         (H) With respect to Severance Agreements between the Registrant and Mr. Bowman, certain elected and appointed officers and certain other executives of the Registrant, reference is made to Exhibits 99.2, 99.3 and 99.4 of the Registrant's Schedule 14D-9 filed with the Securities and Exchange Commission on July 15, 1997, which is incorporated herein by reference.

         (I) With respect to the Consulting Agreement for Mr. Bowman dated September 24, 1997, reference is made to Exhibit 10(I) attached hereto.

         (J) With respect to the Employment Agreement of Mr. Hines dated October 6, 1997, reference is made to Exhibit 10(J) attached hereto.

         (K) With respect to the Financing and Security Agreement between the Registrant and NationsBank of Texas, N.A. dated November 12, 1997, reference is made to Exhibit 10(K) attached hereto.

         (L) With respect to the Credit Agreement between the Registrant and American Annuity Group and Great American Insurance Company dated August 13, 1997, reference is made to Exhibit (b)(2) of the
             Schedule 14D-1, Amendment No. 1, filed by Greenmarine Acquisition Corp. with the Securities and Exchange Commission September 12, 1997, which is incorporated hereby reference and with respect to the First Amendment to Credit Agreement dated September 10, 1997, Second Amendment to Credit Agreement dated September 12, 1997 and Third Amendment to Credit Agreement dated November 10, 1997 reference is made to Exhibit 10(L) attached hereto.


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

              Not applicable.


 Exhibit 21:  Subsidiaries of the registrant:

              A list of the Company's subsidiaries and limited partnerships is attached hereto as Exhibit 21.


 Exhibit 23:  Consents of expert:

              A copy of the consent of the Company's independent public accountants is attached hereto as Exhibit 23.


 Exhibit 27:  Financial data schedule:

              This information is filed only in the electronic filing.

PAGE>            60

                                                              EXHIBIT 3 (B)

                             Amended and Restated
                                    BY-LAWS
                                      OF
                          Outboard Marine Corporation
                           (a Delaware corporation)

                                   ARTICLE I

                                 Stockholders
                                 ------------
    SECTION 1. Annual Meetings. The annual meeting of stockholders for the election of directors and for the transaction of such other business as may properly come before the meeting shall be held each year at such date and time, within or without the State of Delaware, as the Board of Directors shall determine.

    SECTION 2. Special Meetings. Special meetings of stockholders for the transaction of such business as may properly come before the meeting may be called by order of the Board of Directors or by stockholders holding together at least a majority of all the shares of the Corporation entitled to vote at the meeting, and shall be held at such date and time, within or without the State of Delaware, as may be specified by such order.

    SECTION 3. Notice of Meetings. Written notice of all meetings of the stockholders shall be mailed or delivered to each stockholder not less than 10 nor more than 60 days prior to the meeting. Notice of any special meeting shall state in general terms the purpose or purposes for which the meeting is to be held.

    SECTION 4. Stockholder Lists. The officer who has charge of the stock ledger of the Corporation shall prepare and make, at least 10 days before every meeting of stockholders, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to the examination of any stockholder, for any purpose germane to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

    The stock ledger shall be the only evidence as to who are the stockholders entitled to examine the stock ledger, the list required by this section or the books of the Corporation, or to vote in person or by proxy at any meeting of stockholders.

    SECTION 5. Quorum. Except as otherwise provided by law or the Corporation's Certificate of Incorporation, a quorum for the transaction of business at any meeting of stockholders shall consist of the holders of record of a majority of the issued and outstanding shares of the capital stock of the Corporation entitled to vote at the meeting, present in person or by proxy. At all meetings of the stockholders at which a quorum is present, all matters, except as otherwise provided by law or the Certificate of Incorporation, shall be decided by the vote of the holders of a majority of the shares entitled to vote thereat present in person or by proxy. If there be no such quorum, the holders of a majority of such shares so present or represented may adjourn the meeting from time to time, without further notice, until a quorum shall have been obtained. When a quorum is once present it is not broken by the subsequent withdrawal of any stockholder.

PAGE>           61

    SECTION 6. Organization. Meetings of stockholders shall be presided over by the Chairman, if any, or if none or in the Chairman's absence the Vice-Chairman, if any, or if none or in the Vice-Chairman's absence the President, if any, or if none or in the President's absence a Vice-President, or, if none of the foregoing is present, by a chairman to be chosen by the stockholders entitled to vote who are present in person or by proxy at the meeting. The Secretary of the Corporation, or in the Secretary's absence an Assistant Secretary, shall act as secretary of every meeting, but if neither the Secretary nor an Assistant Secretary is present, the presiding officer of the meeting shall appoint any person present to act as secretary of the meeting.

    SECTION 7. Voting; Proxies; Required Vote. (a) At each meeting of stockholders, every stockholder shall be entitled to vote in person or by proxy appointed by instrument in writing, subscribed by such stockholder or by such stockholder's duly authorized attorney-in-fact (but no such proxy shall be voted or acted upon after three years from its date, unless the proxy provides for a longer period), and, unless the Certificate of Incorporation provides otherwise, shall have one vote for each share of stock entitled to vote registered in the name of such stockholder on the books of the Corporation on the applicable record date fixed pursuant to these By-laws. At all elections of directors the voting may but need not be by ballot and a plurality of the votes cast there shall elect. Except as otherwise required by law or the Certificate of Incorporation, any other action shall be authorized by a majority of the votes cast.

    (b) Any action required or permitted to be taken at any meeting of stockholders may, except as otherwise required by law or the Certificate of Incorporation, be taken without a meeting, without prior notice and without a vote, if a consent in writing, setting forth the action so taken, shall be signed by the holders of record of the issued and outstanding capital stock of the Corporation having a majority of votes that would be necessary to authorize or take such action at a meeting at which all shares entitled to vote thereon were present and voted, and the writing or writings are filed with the permanent records of the Corporation. Prompt notice of the taking of corporate action without a meeting by less than unanimous written consent shall be given to those stockholders who have not consented in writing.

    (c) Where a separate vote by a class or classes, present in person or represented by proxy, shall constitute a quorum entitled to vote on that matter, the affirmative vote of the majority of shares of such class or classes present in person or represented by proxy at the meeting shall be the act of such class, unless otherwise provided in the Corporation's Certificate of Incorporation.

    SECTION 8. Inspectors. The Board of Directors, in advance of any meeting, may, but need not, appoint one or more inspectors of election to act at the meeting or any adjournment thereof. If an inspector or inspectors are not so appointed, the person presiding at the meeting may, but need not, appoint one or more inspectors. In case any person who may be appointed as an inspector fails to appear or act, the vacancy may be filled by appointment made by the directors in advance of the meeting or at the meeting by the person presiding thereat. Each inspector, if any, before entering upon the discharge of his or her duties, shall take and sign an oath faithfully to execute the duties of inspector at such meeting with strict impartiality and according to the best of his ability. The inspectors, if any, shall determine the number of shares of stock outstanding and the voting power of each, the shares of stock represented at the meeting, the existence of a quorum, and the validity and effect of proxies, and shall receive votes, ballots or consents, hear and determine all challenges and questions arising in connection with the right to vote, count and tabulate all votes, ballots or consents, determine the result, and do such acts as are proper to conduct the election or vote with fairness to all

PAGE>           62

stockholders. On request of the person presiding at the meeting, the inspector or inspectors, if any, shall make a report in writing of any challenge, question or matter determined by such inspector or inspectors and execute a certificate of any fact found by such inspector or inspectors.


                                  ARTICLE II

                              Board of Directors
                              ------------------
    SECTION 1. General Powers. The business, property and affairs of the Corporation shall be managed by, or under the direction of, the Board of Directors.

    SECTION 2. Qualification; Number; Term; Remuneration. (a) Each director shall be at least 18 years of age. A director need not be a stockholder, a citizen of the United States, or a resident of the State of Delaware. The number of directors constituting the entire Board shall be 6, or such larger or smaller number as may be fixed from time to time by action of the stockholders or Board of Directors. The use of the phrase "entire Board" herein refers to the total number of directors which the Corporation would have if there were no vacancies.

    (b) Directors who are elected at an annual meeting of stockholders, and directors who are elected in the interim to fill vacancies and newly created directorships, shall hold office until the next annual meeting of stockholders and until their successors are elected and qualified or until their earlier resignation or removal.

    (c) Directors may be paid their expenses, if any, of attendance at each meeting of the Board of Directors and may be paid a fixed sum for attendance at each meeting of the Board of Directors or a stated salary as director. No such payment shall preclude any director from serving the Corporation in any other capacity and receiving compensation therefor. Members of special or standing committees may be allowed like compensation for attending committee meetings.

    SECTION 3. Quorum and Manner of Voting. Except as otherwise provided by law, a majority of the entire Board shall constitute a quorum. A majority of the directors present, whether or not a quorum is present, may adjourn a meeting from time to time to another time and place without notice. The vote of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors.

    SECTION 4. Places of Meetings. Meetings of the Board of Directors may be held at any place within or without the State of Delaware, as may from time to time be fixed by resolution of the Board of Directors, or as may be specified in the notice of meeting.

    SECTION 5. Annual Meeting. Following the annual meeting of stockholders, the newly elected Board of Directors shall meet for the purpose of the election of officers and the transaction of such other business as may properly come before the meeting. Such meeting may be held without notice immediately after the annual meeting of stockholders at the same place at which such stockholders' meeting is held.

    SECTION 6. Regular Meetings. Regular meetings of the Board of Directors shall be held at such times and places as the Board of Directors shall from time to time by resolution determine.

    SECTION 7. Special Meetings. Special meetings of the Board of Directors shall be held whenever called by the Chairman of the Board, President, or by a majority of the directors then in office.

PAGE>           63

    SECTION 8. Notice of Meetings. A notice of the place, date and time and the purpose or purposes of each meeting of the Board of Directors shall be given to each director by mailing the same at least two days before the meeting, or by telegraphing or telephoning the same or by delivering the same personally not later than the day before the day of the meeting.

    SECTION 9. Organization. At all meetings of the Board of Directors, the Chairman, or Chairmen, if any, or if none or in the Chairman's or Chairmen's absence or inability to act the Vice-Chairman, or Vice-Chairmen, if any, or in the Vice-Chairman's or Vice-Chairmen's absence or inability to act the President, or in the President's absence or inability to act any Vice-President who is a member of the Board of Directors, or in such Vice-President's absence or inability to act a chairman chosen by the directors, shall preside. The Secretary of the Corporation shall act as secretary at all meetings of the Board of Directors when present, and, in the Secretary's absence, the presiding officer may appoint any person to act as secretary.

    SECTION 10. Resignation; Removal. Any director may resign at any time upon written notice to the Corporation and such resignation shall take effect upon receipt thereof by the President, unless otherwise specified in the resignation. Any or all of the directors may be removed, with or without cause, by the holders of 75% of the shares of stock outstanding and entitled to vote for the election of directors.

    SECTION 11. Vacancies. Unless otherwise provided in these By-laws, vacancies on the Board of Directors, whether caused by resignation, death, disqualification, removal, an increase in the authorized number of directors or otherwise, may be filled by the affirmative vote of a majority of the remaining directors, although less than a quorum, or by a sole remaining director, or at a special meeting of the stockholders, by the holders of shares entitled to vote for the election of directors.

    SECTION 12. Action by Written Consent. Any action required or permitted to be taken at any meeting of the Board of Directors may be taken without a meeting if all the directors consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the Board of Directors.


                                  ARTICLE III

                                  Committees
                                  ----------
    SECTION 1. Appointment. From time to time the Board of Directors by a resolution adopted by a majority of the entire Board may appoint any committee or committees for any purpose or purposes, to the extent lawful, which shall have powers as shall be determined and specified by the Board of Directors in the resolution of appointment.

    SECTION 2. Procedures, Quorum and Manner of Acting. Each committee shall fix its own rules of procedure, and shall meet where and as provided by such rules or by resolution of the Board of Directors. Except as otherwise provided by law, the presence of a majority of the then appointed members of a committee shall constitute a quorum for the transaction of business by that committee, and in every case where a quorum is present the affirmative vote of a majority of the members of the committee present shall be the act of the committee.
Each committee shall keep minutes of its proceedings, and actions taken by a committee shall be reported to the Board of Directors.

PAGE>           64

    SECTION 3. Action by Written Consent. Any action required or permitted to be taken at any meeting of any committee of the Board of Directors may be taken without a meeting if all the members of the committee consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the committee.

    SECTION 4. Term; Termination. In the event any person shall cease to be a director of the Corporation, such person shall simultaneously therewith cease to be a member of any committee appointed by the Board of Directors.


                                  ARTICLE IV

                                   Officers
                                   --------
    SECTION 1. Election and Qualifications. The Board of Directors shall elect the officers of the Corporation, which shall include a Chairman of the Board, one (or more) Vice-Chairman of the Board, a President and a Secretary, and may include, by election or appointment, one or more Vice-Presidents (any one or more of whom may be given an additional designation of rank or function), a Treasurer and such assistant secretaries, such Assistant Treasurers and such other officers as the Board may from time to time deem proper. Each officer shall have such powers and duties as may be prescribed by these By-laws and as may be assigned by the Board of Directors or the President. Any two or more offices may be held by the same person except the offices of President and Secretary. A director's tenure on the Board of Directors does not disqualify such director from jointly holding a position as an officer, provided that a majority of the remaining members of the Board of Directors approve such appointment.

    SECTION 2. Term of Office and Remuneration. The term of office of all officers shall be one year and until their respective successors have been elected and qualified, but any officer may be removed from office, either with or without cause, at any time by the Board of Directors. Any vacancy in any office arising from any cause may be filled for the unexpired portion of the term by the Board of Directors. The remuneration of all officers of the Corporation may be fixed by the Board of Directors or in such manner as the Board of Directors shall provide.

    SECTION 3. Resignation; Removal. Any officer may resign at any time upon written notice to the Corporation and such resignation shall take effect upon receipt thereof by the President, unless otherwise specified in the resignation. Any officer shall be subject to removal, with or without cause, at any time by vote of a majority of the entire Board.

    SECTION 4. Chairman of the Board. The Chairman of the Board of Directors shall preside at all meetings of the Board of Directors and shall have such other powers and duties as may from time to time be assigned by the Board of Directors. Any document or contract may be signed by the Chairman of the Board on behalf of the Corporation.

    SECTION 5. Vice-Chairman of the Board. At the request of the Chairman of the Board, a Vice-Chairman of the Board of Directors shall preside at all meetings of the Board of Directors in the absence of the Chairman of the Board and shall have such other powers and duties as may from time to time be assigned by either the Board of Directors or the Chairman of the Board, including, without limitation, the power to execute and deliver in the name of the Corporation contracts and other documents.

PAGE>            65

    SECTION 6. President and Chief Executive Officer. The President shall be the chief executive officer of the Corporation, and shall have such duties as customarily pertain to that office. The President shall have general management and supervision of the property, business and affairs of the Corporation and over its other officers; may appoint and remove assistant officers and other agents and employees, other than officers referred to in
Section 1 of this Article IV; and may execute and deliver in the name of the Corporation powers of attorney, contracts, bonds and other obligations and instruments.

    SECTION 7. Vice-President. A Vice-President may execute and deliver in the name of the Corporation contracts and other obligations and instruments pertaining to the regular course of the duties of said office, and shall have such other authority as from time to time may be assigned by the Board of Directors or the President.

    SECTION 8. Chief Financial Officer. The Chief Financial Officer shall be responsible for maintaining the financial integrity of the Corporation, shall prepare the financial plans for the Corporation, and shall monitor the financial performance of the Corporation and its subsidiaries, as well as performing such other duties as may be assigned by the Chairman of the Board or the Board of Directors or the President.

    SECTION 9. Treasurer. The Treasurer shall have care and custody of the funds and securities of the Corporation, shall deposit such funds in the name and to the credit of the Corporation with such depositories as the Treasurer shall approve, shall disburse the funds of the Corporation for proper expenses and dividends, and as may be ordered by the Board, taking proper vouchers for such disbursements. The Treasurer shall perform all of the duties incident to the office of Treasurer, as well as such other duties as may be assigned by the Chairman of the Board or the Board of Directors or the President or the Chief Financial Officer.

    SECTION 10. Secretary and Assistant Secretary. The Secretary shall attend all meetings of the stockholders and the Board of Directors and shall keep the minutes for such meetings in one or more books provided for that purpose. The Secretary shall be custodian of the corporate records, except those required to be in the custody of the Treasurer or the Controller, shall keep the seal of the Corporation, and shall execute and affix the seal of the Corporation to all documents duly authorized for execution under seal on behalf of the Corporation, and shall perform all of the duties incident to the office of Secretary, as well as such other duties as may be assigned by the Chairman of the Board or the Board of Directors.

    The Assistant Secretaries shall perform such of the Secretary's duties as the Secretary shall from time to time direct. In case of the absence or disability of the Secretary or a vacancy in the office, an Assistant Secretary designated by the Chairman of the Board or by the Secretary, if the office is not vacant, shall perform the duties of the Secretary.

    SECTION 11. General Counsel. The General Counsel shall be a licensed attorney at law and shall be the chief legal officer of the Corporation. The General Counsel shall have such power and exercise such authority and provide such counsel to the Corporation as deemed necessary or desirable to enforce the rights and protect the property and integrity of the Corporation, shall also have the power, authority, and responsibility for securing for the Corporation all legal advice, service, and counseling, and shall perform all of the duties incident to the office of General Counsel, as well as such other duties as may be assigned by the Chairman of the Board or the Board of Directors or the President.

PAGE>            66

    SECTION 12. Controller and Assistant Controllers. The Controller shall be the chief accounting officer of the Corporation and shall keep and maintain in good and lawful order all accounts required by law and shall have sole control over, and ultimate responsibility for, the accounts and accounting methods of the Corporation and the compliance of the Corporation with all systems of accounts and accounting regulations prescribed by law. The Controller shall audit, to such extent and at such times as may be required by law or as the Controller may think necessary, all accounts and records of corporate funds or property, by whomsoever kept, and for such purposes shall have access to all such accounts and records. The Controller shall make and sign all necessary and proper accounting statements and financial reports of the Corporation, and shall perform all of the duties incident to the office of Controller, as well as such other duties as may be assigned by the Chairman of the Board or the Board of Directors or the President or the Chief Financial Officer.

    The Assistant Controllers shall perform such of the Controller's duties as the Controller shall from time to time direct. In case of the absence or disability of the Controller or a vacancy in the office, an Assistant Controller designated by the Chairman of the Board or the Controller, if the office is not vacant, shall perform the duties of the Controller.

    SECTION 13. Assistant Officers. Any assistant officer shall have such powers and duties of the officer such assistant officer assists as such officer or the Board of Directors shall from time to time prescribe.


                                   ARTICLE V

                               Books and Records
                               -----------------
    SECTION 1. Location. The books and records of the Corporation may be kept at such place or places within or outside the State of Delaware as the Board of Directors or the respective officers in charge thereof may from time to time determine. The record books containing the names and addresses of all stockholders, the number and class of shares of stock held by each and the dates when they respectively became the owners of record thereof shall be kept by the Secretary as prescribed in the By-laws and by such officer or agent as shall be designated by the Board of Directors.

    SECTION 2. Addresses of Stockholders. Notices of meetings and all other corporate notices may be delivered personally or mailed to each stockholder at the stockholder's address as it appears on the records of the Corporation.

    SECTION 3. Fixing Date for Determination of Stockholders of Record. (a) In order that the Corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, the Board of Directors may fix a record date. If no record date is fixed by the Board of Directors, the record date for determining stockholders entitled to notice of or to vote at a meeting of stockholders shall be at the close of business on the day next preceding the day on which notice is given, or, if notice is waived, at the close of business on the day next preceding the day on which the meeting is held. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the Board of Directors may fix a new record date for the adjourned meeting.

    (b) In order that the Corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the Board of Directors may fix a record date. If no record date has been fixed by the Board of Directors, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the Board of Directors is required, shall be the first date on which a signed

PAGE>            67

written consent setting forth the action taken or proposed to be taken is delivered to the Corporation by delivery to its registered office in this State, its principal place of business, or an officer or agent of the Corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery made to the Corporation's registered office shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the Board of Directors and prior action by the Board of Directors is required by this chapter, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the day on which the Board of Directors adopts the resolution taking such prior action.

    (c) In order that the Corporation may determine the stockholders entitled to receive payment of any dividend or other distribution or allotment of any rights or the stockholders entitled to exercise any rights in respect of any change, conversion or exchange of stock, or for the purpose of any other lawful action, the Board of Directors may fix a record date. If no record date is fixed, the record date for determining stockholders for any such purpose shall be at the close of business on the day on which the Board of Directors adopts the resolution relating thereto.


                                  ARTICLE VI

                        Certificates Representing Stock
                        -------------------------------
    SECTION 1. Certificates; Signatures. The shares of the Corporation shall be represented by certificates, provided that the Board of Directors of the Corporation may provide by resolution or resolutions that some or all of any or all classes or series of its stock shall be uncertificated shares. Any such resolution shall not apply to shares represented by a certificate until such certificate is surrendered to the Corporation. Notwithstanding the adoption of such a resolution by the Board of Directors, every holder of stock represented by certificates and upon request every holder of uncertificated shares shall be entitled to have a certificate, signed by or in the name of the Corporation by the Chairman or Vice-Chairman of the Board of Directors, or the President or Vice-President, and by the Treasurer or an Assistant Treasurer, or the Secretary or an Assistant Secretary of the Corporation, representing the number of shares registered in certificate form. Any and all signatures on any such certificate may be facsimiles. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue. The name of the holder of record of the shares represented thereby, with the number of such shares and the date of issue, shall be entered on the books of the Corporation.

    SECTION 2. Transfers of Stock. Upon compliance with provisions restricting the transfer or registration of transfer of shares of stock, if any, shares of capital stock shall be transferable on the books of the Corporation only by the holder of record thereof in person, or by duly authorized attorney, upon surrender and cancellation of certificates for a like number of shares, properly endorsed, and the payment of all taxes due thereon.

    SECTION 3. Fractional Shares. The Corporation may, but shall not be required to, issue certificates for fractions of a share where necessary to effect authorized transactions, or the Corporation may pay in cash the fair value of fractions of a share as of the time when those entitled to receive such fractions are determined, or it may issue scrip in registered or bearer form over the manual or facsimile signature of an officer of the Corporation or of its agent, exchangeable as therein provided for full shares, but such scrip

PAGE>            68

shall not entitle the holder to any rights of a stockholder except as therein provided.

    The Board of Directors shall have power and authority to make all such rules and regulations as it may deem expedient concerning the issue, transfer and registration of certificates representing shares of the Corporation.

    SECTION 4. Lost, Stolen or Destroyed Certificates. The Corporation may issue a new certificate of stock in place of any certificate, theretofore issued by it, alleged to have been lost, stolen or destroyed, and the Board of Directors may require the owner of any lost, stolen or destroyed certificate, or his legal representative, to give the Corporation a bond sufficient to indemnify the Corporation against any claim that may be made against it on account of the alleged loss, theft or destruction of any such certificate or the issuance of any such new certificate.


                                  ARTICLE VII

                                   Dividends
                                   ---------
    Subject always to the provisions of law and the Certificate of Incorporation, the Board of Directors shall have full power to determine whether any, and, if any, what part of any, funds legally available for the payment of dividends shall be declared as dividends and paid to stockholders; the division of the whole or any part of such funds of the Corporation shall rest wholly within the lawful discretion of the Board of Directors, and it shall not be required at any time, against such discretion, to divide or pay any part of such funds among or to the stockholders as dividends or otherwise; and before payment of any dividend, there may be set aside out of any funds of the Corporation available for dividends such sum or sums as the Board of Directors from time to time, in its absolute discretion, thinks proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the Corporation, or for such other purpose as the Board of Directors shall think conducive to the interest of the Corporation, and the Board of Directors may modify or abolish any such reserve in the manner in which it was created.


                                 ARTICLE VIII

                                 Ratification
                                 ------------
    Any transaction, questioned in any law suit on the ground of lack of authority, defective or irregular execution, adverse interest of director, officer or stockholder, non-disclosure, miscomputation, or the application of improper principles or practices of accounting, may be ratified before or after judgment, by the Board of Directors or by the stockholders, and if so ratified shall have the same force and effect as if the questioned transaction had been originally duly authorized. Such ratification shall be binding upon the Corporation and its stockholders and shall constitute a bar to any claim or execution of any judgment in respect of such questioned transaction.


                                  ARTICLE IX

                                Corporate Seal
                                --------------
    The corporate seal shall have inscribed thereon the name of the Corporation and the year of its incorporation, and shall be in such form and contain such other words and/or figures as the Board of Directors shall determine. The corporate seal may be used by printing, engraving, lithographing, stamping or

PAGE>            69

otherwise making, placing or affixing, or causing to be printed, engraved, lithographed, stamped or otherwise made, placed or affixed, upon any paper or document, by any process whatsoever, an impression, facsimile or other reproduction of said corporate seal.


                                   ARTICLE X

                                  Fiscal Year
                                  -----------
    Unless otherwise fixed by the Board of Directors, the fiscal year of the Corporation shall be the twelve-month period beginning October 1 and ending September 30.


                                  ARTICLE XI

                               Waiver of Notice
                               ----------------
    Whenever notice is required to be given by these By-laws or by the Certificate of Incorporation or by law, a written waiver thereof, signed by the person or persons entitled to said notice, whether before or after the time stated therein, shall be deemed equivalent to notice.


                                  ARTICLE XII

                    Bank Accounts, Drafts, Contracts, Etc.
                    --------------------------------------
    SECTION 1. Bank Accounts and Drafts. In addition to such bank accounts as may be authorized by the Board of Directors, the primary financial officer or any person designated by said primary financial officer, whether or not an employee of the Corporation, may authorize such bank accounts to be opened or maintained in the name and on behalf of the Corporation as he may deem necessary or appropriate, payments from such bank accounts to be made upon and according to the check of the Corporation in accordance with the written instructions of said primary financial officer, or other person so designated by the Treasurer.

    SECTION 2. Contracts. The Board of Directors may authorize any person or persons, in the name and on behalf of the Corporation, to enter into or execute and deliver any and all deeds, bonds, mortgages, contracts and other obligations or instruments, and such authority may be general or confined to specific instances.

    SECTION 3. Proxies; Powers of Attorney; Other Instruments. The Chairman, the President or any other person designated by either of them shall have the power and authority to execute and deliver proxies, powers of attorney and other instruments on behalf of the Corporation in connection with the rights and powers incident to the ownership of stock by the Corporation. The Chairman, the President or any other person authorized by proxy or power of attorney executed and delivered by either of them on behalf of the Corporation may attend and vote at any meeting of stockholders of any company in which the Corporation may hold stock, and may exercise on behalf of the Corporation any and all of the rights and powers incident to the ownership of such stock at any such meeting, or otherwise as specified in the proxy or power of attorney so authorizing any such person. The Board of Directors, from time to time, may confer like powers upon any other person.

PAGE>            70

    SECTION 4. Financial Reports. The Board of Directors may appoint the primary financial officer or other fiscal officer and/or the Secretary or any other officer to cause to be prepared and furnished to stockholders entitled thereto any special financial notice and/or financial statement, as the case may be, which may be required by any provision of law.


                                 ARTICLE XIII

                                  Amendments
                                  ----------
    The Board of Directors shall have power to adopt, amend or repeal By-laws. By-laws adopted by the Board of Directors may be repealed or changed, and new By-laws made, by the stockholders, and the stockholders may prescribe that any By-law made by them shall not be altered, amended or repealed by the Board of Directors.

PAGE>            71

                                                           EXHIBIT 4(C)


                            SUPPLEMENTAL INDENTURE

    SUPPLEMENTAL INDENTURE, dated as of September 30, 1997 (this "Supplemental Indenture"), between Outboard Marine Corporation, a Delaware corporation (the "Company"), and LaSalle National Bank, as Trustee (the "Trustee").


                                  WITNESSETH:

    WHEREAS, the Company and the Trustee executed and delivered an Indenture, dated as of June 22, 1992 (the "indenture"), to provide for the issuance of 7% Convertible Subordinated Debentures Due 2002 of the Company (the "Debentures");

    WHEREAS, pursuant to an Offer to Purchase, dated August 8, 1997 (the "Offer to Purchase"), by Greenmarine Acquisition Corp., a Delaware corporation ("Greenmarine") and wholly-owned subsidiary of Greenmarine Holdings LLC, a Delaware limited liability company ("holdings"), Greenmarine acquired more than 90% of the outstanding shares of common stock, par value $0.15 per share ("Common Stock"), of the Company at a price of $18.00 per share, net to the seller in cash, without interest thereon (the "Offer");

    WHEREAS, on the date hereof and as contemplated by the Offer to Purchase, Greenmarine has effected the merger of Greenmarine with and into the Company (the "Merger") as a "short-form" merger pursuant to the provisions of Section 253 of the Delaware General Corporation Law (the "DGCL") in accordance with the terms of the Certificate of Ownership and Merger, dated September 30, 1997 (the "Certificate of Ownership and Merger");

    WHEREAS, as a result of the Merger, each share of Common Stock that was outstanding immediately prior to the time when the Certificate of Ownership and Merger was filed with the Secretary of State of the State of Delaware on September 30, 1997 (the "Effective Time") (other than shares of Common Stock
(a) held in the treasure of the Company, (b) owned by Greenmarine or Holdings or (c) held by stockholders who properly perfect their appraisal rights under
Section 262 of the DGCL) has been converted into the right to receive a cash payment equal to $18.00 per share, without any interest thereon and less an required withholding taxes;

    WHEREAS, Section 901 of the Indenture permits the Company, when authorized by a resolution of the Board of directors of the Company, and the Trustee, at any time and from time to time, to enter into one or more indentures supplemental to the Indenture, in form satisfactory to the Trustee, to make provisions with respect to the conversion rights of holders of Debentures (each, a "Holder") pursuant to Section 1209 of the Indenture;

    WHEREAS, the Company has requested that the Trustee execute and deliver this Supplemental Indenture pursuant to Section 901 of the Indenture; and

    WHEREAS, all requirements necessary to make this Supplemental Indenture a valid instrument in accordance with the terms of the Indenture have been performed and the execution and delivery of this Supplemental Indenture have been duly authorized in all respects by the Company;

    NOW, THEREFORE, the Company covenants and agrees with the Trustee as follows:

PAGE>            72

                                  ARTICLE I.

                                  CONVERSION

    Section 1.01. Conversation of Securities. In accordance with the provisions of Section 1209 of the Indenture, immediately following the Effective Time, the holder of each Debenture then outstanding shall have the right, during the period and subject to the other conditions that such Debenture is convertible as specified in Article Twelve of the Indenture, to convert each such Debenture into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Debentures so converted (i.e., (1,000 divided by 22.25) x 18).


                                  ARTICLE II.

                                 MISCELLANEOUS

    Section 2.01. Definitions. Capitalized terms used but not defined in this Supplemental Indenture shall have the meanings ascribed thereto in the Indenture.

    Section 2.02. Confirmation of Indenture. The Indenture, as supplemented and amended by this Supplemental Indenture, is in all respects ratified and confirmed, and the Indenture, this Supplemental Indenture and all indentures supplemental thereto shall be reach, taken and construed as one and the same instrument.

    Section 2.03. Not Responsible for Recitals or Validity of Documents. The recitals contained herein and in the Debentures shall be taken as the statements of the Company, and the Trustee assumes no responsibility for their correctness. The Trustee makes no representations as to the validity or sufficiency of this Supplemental Indenture, the Indenture or the Debentures.

    Section 2.04. Governing Law. This Supplemental Indenture, the Indenture and the Debentures shall be governed by and construed in accordance with the laws of the State of Illinois.

    Section 2.05. Separability. In case any one or more of the provisions contained in this Supplemental Indenture shall for any reason be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provisions of this Supplemental Indenture, but this Supplemental Indenture shall be construed as if such invalid, illegal or unenforceable provision had never been contained herein.

    Section 2.06. Counterparts. This Supplemental Indenture may be executed any number of counterparts each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

    Section 2.07. Effectiveness. This Supplemental Indenture shall become effective at the Effective Time.

    IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed, and their respective corporate seals to be hereunto affixed and attested, as of the day and year first above written.

PAGE>            73


                                          OUTBOARD MARINE CORPORATION

                                          By: /s/ DAVID D. JONES, JR.
                                                  -------------------
                                          Name:   David D. Jones, Jr.
                                          Title:  President and Chief
                                                  Executive Officer


                                          LASALLE NATIONAL BANK

                                          By: /s/ LAURA H. MACKEY
                                                  ---------------
                                          Name:   Laura H. Mackey
                                          Title:  Assistant Vice President

PAGE>            74

                                                               EXHIBIT 10 (B)


                            FIRST AMENDMENT TO THE
                           OMC EXECUTIVE BONUS PLAN


    The OMC Executive Bonus Plan (the "Plan"), as established by the Board of Directors of Outboard Marine Corporation, effective January 18, 1989, is hereby amended, effective September 8, 1997, as follows:

                                      I.
    Article VI of the Plan is hereby amended by deleting the phrase "prior to any Change in Control".

                                      II.
    Article IX of the Plan is hereby deleted.

                                      III.
    Exhibit I of the Plan is hereby deleted.

                                      IV.
    Except as specifically provided herein, the Plan shall remain in full force and effect.


    EXECUTED this 12th day of September, 1997.

                                       OUTBOARD MARINE CORPORATION

                                       By: /s/ HARRY W. BOWMAN
                                               ---------------
                                               Harry W. Bowman
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer

PAGE>            75

                                                               EXHIBIT 10 (D)

                              FIRST AMENDMENT TO
                     THE OMC 1994 LONG-TERM INCENTIVE PLAN


    The OMC 1994 Long-Term Incentive Plan (the "Plan":), effective as of September 8, 1993, is hereby amended, effective September 11, 1997, as follows:

                                      I.
    The second paragraph of Article 10 of the Plan is hereby deleted, and the first paragraph of Article 10 of the Plan is hereby amended to read as follows:

        10. Accelerated Exercise and Accelerated Nonforfeitability. Notwithstanding any other provisions of the LTIP Plan except Article 9(d) and 9(e) and as otherwise provided in this article, all options and SARS (other than awards of performance shares or performance units) granted under the LTIP Plan shall be exercisable an all shares of restricted stock (other than awards of performance shares) shall be nonforfeitable and freely transferable commencing on the date of a Change of Control, as defined in Article 15. A Change of Control (as defined in Article 15), however, shall not cause any acceleration of the vesting or payment of any performance share or performance unit awarded under the LTIP Plan.

                                      II.
    Except as provided herein, the Plan shall remain in full force and effect.


    Executed this 12th day of September, 1997.

                                       OUTBOARD MARINE CORPORATION

                                       By: /s/ HARRY W. BOWMAN
                                               ---------------
                                               Harry W. Bowman
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer

PAGE>            76
                                                             EXHIBIT 10 (I)

                             CONSULTING AGREEMENT

    AGREEMENT, made and effective as of September 24, 1997 ("Effective Date"), by and between OUTBOARD MARINE CORPORATION, a Delaware corporation (the "Company"), and HARRY W. BOWMAN (the "Consultant").

                                  WITNESSETH:
                                  -----------
    WHEREAS, Consultant is currently employed as the President and Chief Executive Officer of the Company pursuant to an Employment Agreement dated February 14, 1995 ("Employment Agreement") and an Amended and Restated Severance Agreement dated March 31, 1997 (the "Severance Agreement");

    WHEREAS, the Company has not provided assurances to Consultant that he will remain as President and Chief Executive Officer and, as a result, Consultant desires flexibility to pursue other opportunities and interests;

    WHEREAS, Consultant and the Company desire to provide for an orderly transition in the management of the Company and to preserve the Company's access to the knowledge, experience and expertise of Consultant by retaining him as a part-time, casual employee and consultant upon the terms and conditions of this Agreement;

    WHEREAS, the Company and Consultant desire to terminate the Employment Agreement and Severance Agreement except for certain provisions which are expressly incorporated herein.

    NOW, THEREFORE, in consideration of the premises and mutual covenants, agreements and understandings contained herein, the Company and the Consultant (individually a "Party" and together the "Parties") agree as follows:

1. Resignation and Retirement.
-------------------------------
Company and Consultant hereby agree that Consultant has voluntarily resigned as of the Effective Date from his positions as President and Chief Executive Officer and as Chairman of the Board and a director of the Company, and all other positions with the Company and its subsidiaries, but shall continue to be treated as a part-time, casual employee of the Company until March 31, 1998. Consultant shall be deemed to voluntarily retire from the Company on March 31, 1998. Company shall pay Consultant on October 3, 1997, in cash, an amount equal to $940,000.

2. Consulting Services.
-----------------------
    (a) At the reasonable request of the Chairman and/or Chief Executive Officer of the Company, Consultant shall provide consulting services to the Company during the period commencing on the Effective Date and ending on September 30, 1998 ("Consulting Term"). Such consulting services shall include advice on transitional issues, key employee retention, customer and/or dealer relations, and other mutually agreeable projects. Consultant shall endeavor to render his services to the Company at a time and in a manner reasonably convenient to the Company and Consultant; it being mutually understood that Consultant does not intend to and shall not be required to maintain office hours or to engage in business travel and that Consultant might obtain full-time employment (and any provision of consulting services may be after normal business hours and on weekends so as not to interfere with any such full-time employment). Consultant is specifically permitted to render his consulting services by telephone at reasonable times. Consultant shall be entitled to reasonable vacation and leisure time during which he shall have no obligation to provide any consulting services. Consultant shall have no liability or obligation for any consulting services he performs or any action

PAGE>            77

or omission on the part of the Company or any of its subsidiaries based thereon.

    (b) The Parties acknowledge and agree that the Consultant shall be a part-time, casual employee of the Company until March 31, 1998; thereafter for the remainder of the Consulting Term, he shall be an independent contractor. Nothing in the Agreement shall be construed to grant either Party the authority to enter into a contract in the name of the other Party, or to bind the other Party in any manner.

    (c) Company shall pay Consultant on October 3, 1997, in cash, an amount equal to $230,000 as salary for the portion of the Consulting Term that he is a part-time, casual employee and an amount equal to $230,000 as a consulting fee for the portion of the Consulting Term that he is an independent contractor.

    (d) The Consulting Term shall terminate upon the earlier of September 30, 1998, or the date of the death or total and permanent disability of the Consultant.

3. Non-Competition; Non-Disparagement.
--------------------------------------
Consultant hereby acknowledges and agrees that, for a period of one year following the date he retires from the Company, he shall not (i) engage in Competitive Activity (as defined below) against the Company or its subsidiaries, or (ii) make any statement about the Company or any of its managers, officers or directors that the Consultant knows to be disparaging in any significant respect other than in the course of discussing management assessments or evaluations with any director of the Company. Company shall pay Consultant on October 3, 1997, in cash, an amount equal to $700,000 for his covenants contained in this Section 3. Neither the Company nor any of its directors, elected officers, or principal stockholders shall make any statement about Consultant that is known to be disparaging in any significant respect.

    "Competitive Activity" means Consultant's participation, without the written consent of the Board of Directors of the Company, in the management of any business enterprise if such enterprise engages in substantial and direct competition with the Company and such enterprise's sales of any product or service competitive with any product or service of the Company amounted to 10% of such enterprise's net sales for its most recently completely fiscal year and if the Company's net sales of said product or service amounted to 10% of the Company's net sales for its most recently completed fiscal year. "Competitive Activity" will not include (i) the mere ownership of securities in any such enterprise and the exercise of rights appurtenant thereto or (ii) participation in the management of any such enterprise other than in connection with the competitive operations of such enterprise, or (iii) participation and/or ownership of securities in any entity engaged in the sale, marketing or manufacture of boats and having revenues from such activity of $100 million or less for its most recently completed fiscal year.

4. Retirement Benefits.
-----------------------
Company hereby acknowledges and agrees that, as a result of Consultant's retirement as of March 31, 1998, pursuant to Section 1 above, Consultant is entitled to receive the supplemental retirement benefit provided for in Section 4 of the Employment Agreement (and such section is incorporated herein), and, if Consultant should die before March 31, 1998, such supplemental retirement benefit shall be paid to his spouse if she should survive him, or if she does not survive him, to his estate. Company and Consultant agree that the monthly supplemental retirement benefit, after all age-based reductions but prior to any reductions as provided in section 4 of the Employment Agreement for the "deemed Whirlpool monthly plan benefit", is $13,348.00, and an actuarially equivalent lump sum (as calculated in the manner provided in section 4 of the

PAGE>            78

Employment Agreement) shall be paid, in cash, by the Company on March 31, 1998. The Company and Consultant agree that the only Whirlpool retirement plan for which a reduction shall be made to the foregoing supplemental retirement benefit is the Whirlpool Salaried Employees Retirement Plan (or any successor tax-qualified retirement plan thereto) and not any supplemental, non-qualified arrangement maintained by Whirlpool. Consultant shall certify prior to March 31, 1998 to the Company the correct amount of his retirement benefit as of March 31, 1998, under the Whirlpool Salaried Employees Retirement Plan.

5. Employee Benefit Programs.
-----------------------------
During the Consulting Term, Consultant shall be entitled to participate in and receive the same benefits under the Company's group life (including the Executive Life Insurance program), health, dental, medical/hospital and other welfare benefit plans in effect from time to time as if he were an employee and elected officer of the Company. Nothing contained in this Section 5 shall require Company to provide Consultant with disability insurance coverage beyond March 31, 1998, unless permitted by the terms of its group disability insurance policy or required by law. The continuation period for purposes of Part 6, Subtitle B, Title I of ERISA shall commence as of the end of the Consulting Term.

6. Outplacement and Financial Advisor Services.
-----------------------------------------------
Company agrees to promptly pay for the reasonable costs of executive outplacement services for Consultant up to an aggregate cost of $92,000. Company also agrees to continue to pay the reasonable costs for financial advisory services up to an aggregate cost of $12,000 for 1998 and $12,000 for 1997 (including any amounts already paid in respect of 1997), in each case with full "tax gross-up" in accordance with past practice.

7. Car.
-------
The Company agrees that it shall cause unencumbered title and ownership of the car currently being leased by the Company for Consultant's use to be transferred to Consultant on March 31, 1998, free and clear of any lease obligation. Until March 31, 1998, car operating expenses (including insurance, license and registration fees, gas, lease payments and maintenance) will be reimbursed or paid by Company to Consultant in accordance with past practice, and any income imputed to Consultant as a result of the use of the car until March 31, 1998 and such reimbursements or payments will be "grossed up" by the Company for tax purposes in accordance with past practice.

8. Life Insurance.
------------------
Company and Consultant acknowledge and agree that Consultant is the sole owner of the $500,000 whole life insurance policy provided to Consultant under the Company's Executive Life Insurance Program. During the Consulting Term, Company will pay all premiums on such life insurance policy, with full "tax gross-up" in accordance with past practice.

9. Annual Physical.
-------------------
Company will reimburse Consultant the reasonable and customary costs of an annual physical examination in 1997 and 1998 at the Mayo Clinic.

10. Reimbursement of Business and Other Expenses.
-------------------------------------------------
The Company shall promptly reimburse Consultant for reasonable expenses incurred in carrying out his duties and responsibilities under this Agreement in accordance with the Company's business expense policy in effect from time to time; provided, however, that all payments hereunder are subject to documentation in accordance with the Company's policy.

PAGE>            79

11. Parachute Payments.
-----------------------
    (a) Anything in this Agreement to the contrary notwithstanding, in the event that it shall be determined (as hereafter provided) that any payment or distribution by the Company or any of its affiliates to or for the benefit of Consultant, whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise pursuant to or by reason of any other agreement, policy, plan, program or arrangement, including without limitation any stock appreciation right or similar right, or the lapse or termination of any restriction on, or the vesting or exercisability of, any of the foregoing (a "Payment"), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code") or any successor provision thereto by reason of being considered "contingent on a change in ownership or control" of the Company within the meaning of Section 280G of the Code or any successor provision thereto or to any similar tax imposed by state or local law, or any interest or penalties with respect to such tax (such tax or taxes, together with any such interest and penalties, being hereafter collectively referred to as the "Excise Tax"), then Consultant shall be entitled to receive an additional payment or payments (collectively, a "Gross-up Payment"); provided, however, that no Gross-up Payment shall be made with respect to the Excise Tax, if any, attributable to (i) any incentive stock option, as defined by Section 422 of the Code ("ISO") granted prior to the execution of the Severance Agreement, or (ii) any stock appreciation or similar right, whether or not limited, granted in tandem with any ISO described in clause (i). The Gross-up Payment shall be in an amount such that, after payment by Consultant of all taxes (including any interest or penalties imposed with respect to such taxes), including any Excise Tax imposed upon the Gross-up Payment, Consultant retains an amount of the Gross-up Payment equal to the Excise Tax imposed on the Payment.

    (b) Subject to Section 11(f) hereof, all determinations required to be made under this Section 11, including whether a Gross-up Payment is required to be paid by the Company to Consultant and the amount of such Gross-up Payment, if any, shall be made by the Company's auditors which shall be a nationally recognized accounting firm ("Accounting Firm") selected by the Company. The Accounting Firm shall submit its determination and detailed supporting calculations to both the Company and Consultant within 30 calendar days after March 31, 1998, and any other times as may be requested by the Company or Consultant. If the Accounting Firm determines that any Excise Tax is payable by Consultant, the Company shall pay the required Gross-up Payment to Consultant within five business days after receipt of such determination and calculations with respect to any Payment to Consultant. If the Accounting Firm determines that no Excise Tax is payable by Consultant, it shall, at the same time as it makes such determination, furnish the Company and Consultant an opinion that Consultant has substantial authority not to report any Excise Tax on his federal, state or local income or other tax return. As a result of the uncertainty in the application of Section 4999 of the Code (or any successor provision thereto) and the possibility of similar uncertainty regarding applicable state or local tax law at the time of any determination by the Accounting Firm hereunder, it is possible that Gross-up Payments which will not have been made by the Company should have been made (an "Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts or fails to pursue its remedies pursuant to Section 11(f) and Consultant thereafter is required to make a payment of any Excise Tax, Consultant shall direct the Accounting Firm to determine the amount of the Underpayment that has occurred and to submit its determination and detailed supporting calculations to both the Company and Consultant as promptly as possible. Any such Underpayment shall be promptly paid by the Company to, or for the benefit of, Consultant within five business days after receipt of such determination and calculations.

PAGE>            80

    (c) Company and Consultant shall each provide the Accounting Firm access to and copies of any books, records and documents in the possession of the Company or Consultant, as the case may be, reasonably requested by the Accounting Firm, and otherwise cooperate with the Accounting Firm in connection with the preparation and issuance of the determinations and calculations contemplated by
Section 11(b). Any determination by the Accounting Firm as to the amount of the Gross-up Payment shall be binding upon the Company and Consultant.

    (d) The federal, state and local income or other tax returns filed by consultant shall be prepared and filed on a consistent basis with the determination of the Accounting Firm with respect to the Excise Tax payable by Consultant. Consultant shall make proper payment of the amount of any Excise Payment, and at the request of the Company, provide to the Company true and correct copies (with any amendments) of his federal income tax return as filed with the Internal Revenue Service and corresponding state and local tax returns, if relevant, as filed with the applicable taxing authority, and such other documents reasonably requested by the Company, evidencing such payment. If prior to the filing of Consultant's federal income tax return, or corresponding state or local tax return, if relevant, the Accounting Firm determines that the amount of the Gross-up Payment should be reduced, Consultant shall within five business days pay to the Company the amount of such reduction.

    (e) The fees and expenses of the Accounting Firm for its services in connection with the determination and calculations contemplated by Section 11(b) shall be borne by the Company. If such fees and expenses are initially paid by Consultant, the Company shall reimburse Consultant the full amount of such fees and expenses within five business days after receipt from Consultant of a statement therefor and reasonable evidence of his payment thereof.

    (f) Consultant shall notify the Company in writing of any claim by the Internal Revenue Service or any other taxing authority that, if successful, would require the payment by the Company of a Gross-up Payment. Such notification shall be given as promptly as practicable but no later than 10 business days after Consultant actually received notice of such claim and Consultant shall further apprise the Company of the nature of such claim and the date on which such claim is requested to be paid (in each case, to the extent known by Consultant). Consultant shall not pay such claim prior to the earlier of (i) the expiration of the 30-calendar day period following the date on which he gives such notice to the Company and (ii) the date that any payment of amount with respect to such clam is due. If the Company notifies Consultant in writing prior to the expiration of such period that it desires to contest such claim, Consultant shall:

      (i) provide the Company with any written records or documents in his possession relating to such claim reasonably requested by the Company;

     (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including without limitation accepting legal representation with respect to such claim by an attorney competent in respect of the subject matter and reasonably selected by the Company;

    (iii) cooperate with the Company in good faith in order to effectively contest such claim; and

     (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including interest and penalties incurred in connection with such

PAGE>            81

contest) and shall indemnify and hold harmless Consultant, on an after-tax basis, for and against any excise Tax or income tax, including interest and penalties with respect thereto, imposed as a result of such representation and payment of costs and expenses. Without limiting the foregoing provisions of this Section 11(f), the Company shall control all proceedings taken in connection with the contest of any claim contemplated by this Section 11(f) and, at its sole option, may pursue or forego any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim (provided, however, that Consultant may participate therein at his own cost and expense) and may, at its option, either direct Consultant to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and Consultant agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs Consultant to pay the tax claimed and sue for a refund, the Company shall advance the amount of such payment to Consultant on an interest-free basis and shall indemnify and hold Consultant harmless, on an after-tax basis, from an Excise Tax or income or other tax, including interest or penalties with respect thereto, imposed with respect to such advance; and provided further, however, that any extension of the statute of limitations relating to payment of taxes for the taxable year of Consultant with respect to which the contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of any such contested claim shall be limited to issues and respect to which a Gross-up Payment would be payable hereunder and Consultant shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

    (g) If, after the receipt by Consultant of an amount advanced by the Company pursuant to Section 11(f), Consultant receives any refund with respect to such claim, Consultant shall (subject to the Company's complying with the requirements of Section 11(f)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after any taxes applicable thereto). If, after the receipt by Consultant of an amount advanced by the Company pursuant to Section 11(f), a determination is made that Consultant shall not be entitled to any refund with respect to such claim and the Company does not notify Consultant in writing of its intent to contest such denial or refund prior to the expiration of 30 calendar days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of any such advance shall offset to the extent thereof, the amount of Gross-up Payment required to be paid by the Company to Consultant pursuant to this Section 11.

12. Legal Expenses.
-------------------
    (a) It is the intent of the Company that the Consultant not be required to incur legal fees and the related expenses associated with the negotiation, interpretation, enforcement or defense of Consultant's rights under this Agreement by litigation or otherwise because the cost and expense thereof would substantially detract from the benefits intended to be extended to the Consultant hereunder. Accordingly, if it should appear to the Consultant that the Company has failed to comply with any of its obligations under this Agreement or in the event that the Company or any other person takes or threatens to take any action to declare this Agreement void or unenforceable, or institutes any litigation or other action or proceeding designed to deny, or to recover from, Consultant the benefits provided or intended to be provided to the Consultant hereunder, the Company irrevocably authorizes the Consultant from time to time to retain counsel of Consultant's choice, at the expense of the Company as hereafter provided, to advise and represent the Consultant in connection with any such interpretation, enforcement or defense, including without limitation the initiation or defense of any litigation or other legal action, whether by or against the Company or any director, officer, stockholder

PAGE>            82

or other person affiliated with the Company, in any jurisdiction. Notwithstanding any existing or prior attorney-client relationship between the Company and such counsel, the Company irrevocably consents to the Consultant's entering into an attorney-client relationship with such counsel, and in that connection the Company and Consultant agree that a confidential relationship shall exist between the executive and such counsel. Without respect to whether Consultant prevails, in whole or in part, in connection with any of the foregoing, the Company will pay and be solely financially responsible for any and all attorneys' and related fees and expenses incurred by the Consultant in connection with any of the foregoing. The Company and Consultant agree that all amounts payable under this Section 12(a) may be paid by the trust fund described in Section 12(b) below.

    (b) The performance of the Company's obligations under Section 7 of the Severance Agreement (and, as a consequence of the termination of the Severance Agreement, Section 11(a) of this Agreement) shall be secured by amounts deposited or to be deposited in trust pursuant to a trust agreement to which the Company shall be a party, which amounts deposited shall, in the aggregate for all employees covered by a severance agreement with the Company entered into prior to September 12, 1997, be not less than $1,000,000, providing that the fees and expenses of counsel selected from time to time by Consultant pursuant to Section 12 shall be paid, or reimbursed to Consultant if paid by Consultant, either in accordance with the terms of such trust agreements, or, if not so provided, on a regular, periodic basis upon presentation by Consultant to the trustee of a statement or statements prepared by such counsel in accordance with its customary practices. Any failure by the Company to satisfy any of its obligations under this Section 12 shall not limit the rights of Consultant hereunder. Subject to the foregoing, Consultant shall have the status of a general unsecured creditor of the Company and shall have no right to, or security interest in, any assets of the Company or any Subsidiary.

    (c) Without limiting the rights of the Consultant at law or in equity, if the Company fails to make any payment or provide any benefit required to be made or provided hereunder on a timely basis, the Company will pay interest on the amount or value thereof at an annualized rate of interest equal to the so-called composite "prime rate" as quoted from time to time during the relevant period in the Midwest Edition of The Wall Street Journal. Such interest will be payable as it accrues on demand. Any change in such prime rate will be effective on and as of the date of such change.

13. Tax Withholding.
--------------------
Company shall withhold as required by law all applicable taxes from any and all payments under this Agreement. Consultant agrees to report on his personal tax returns all amounts paid under this Agreement in a manner consistent with the manner reported by the Company and consistent with this Agreement.

14. Assignability; Binding Nature.
----------------------------------
The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation, reorganization or other wise) to all or substantially all of the business or assets of the Company, by agreement in form and substance satisfactory to the Consultant, expressly to assume and agree to perform this Agreement in the same manner and to the same extent the Company would be required to perform if no such succession had taken place. This Agreement will be binding upon and inure to the benefit of the Company and any successor to the Company, including without limitation any persons acquiring directly or indirectly all or substantially all of the business or assets of the Company whether by purchase, merger, consolidation, reorganization or otherwise (and such successor shall thereafter be deemed the "Company" for the purposes of this Agreement), but will not otherwise be assignable, transferable or delegable by the Company. No obligations of the

PAGE>            83

Consultant under this Agreement may be assigned or transferred by the Consultant. This Agreement will inure to the benefit of and be enforceable by Consultant's personal and legal representatives, executors, administrators, successors, heirs, distributees and legatees.

15. Representations.
--------------------
    (a) The Company represents and warrants that it is fully authorized and empowered to enter into this Agreement and that the performance of its obligations under this Agreement will not violate any agreement between it and any other person, firm or organization. The Consultant represents that he knows of no agreement between him and any other person, firm or organization that would be violated by the performance of his obligations under this Agreement.

    (b) Company represents and warrants that Consultant is and will be covered under its directors and officers liability insurance for all periods during which he was a director and/or officer.

16. No Other Payments or Claims.
--------------------------------
Consultant acknowledges and agrees that there are no severance, compensation or other payments owing to Consultant except as provided in this Agreement, his retirement benefit under the Company retirement plan, his accrued but unpaid salary, his unreimbursed business-related expenses, and his claims incurred but unpaid as of the Effective Date under the Company's welfare benefit plans.

17. Termination of Severance and Employment Agreements.
-------------------------------------------------------
Company and Consultant hereby acknowledge and agree that, except for Section 4 of the Employment Agreement (which provisions are incorporated herein and made as part of this Agreement and shall continue in full force and effect following the execution and delivery of this Agreement), the Employment Agreement and Severance Agreement are terminated and shall be null and void as of the Effective Date.

18. Entire Agreement.
---------------------
This Agreement contains the entire understanding and agreement between the Parties concerning the subject matter hereof and supersedes all prior agreements, understandings, discussions, negotiations and undertakings, whether written or oral, between the Parties with respect thereto.

19. Amendment or Waiver.
------------------------
No provision in this Agreement may be amended unless such amendment is agreed to in writing and signed by the Consultant and an authorized officer of the Company. No waiver by either Party of any breach by the other Party of any condition or provision contained in this Agreement to be performed by such other Party shall be deemed a waiver of a similar or dissimilar condition or provision at the same or any prior or subsequent time. Any waiver must be in writing and signed by the Consultant or an authorized officer of the Company, as the case may be.

20. Severability.
-----------------
In the event that any provision or portion of this Agreement shall be determined to be invalid or unenforceable for any reason, in whole or in part, the remaining provisions of this Agreement shall be unaffected thereby and shall remain in full force and effect to the fullest extent permitted by law.

PAGE>            84

21. Survivorship.
-----------------
The respective rights and obligations of the Parties hereunder shall survive any termination of the Consultant's employment to the extent necessary to the intended preservation of such rights and obligations.

22. Beneficiaries/References.
-----------------------------
The Consultant shall be entitled, to the extent permitted under any applicable law, to select and change a beneficiary or beneficiaries to receive any compensation or benefit payable hereunder following the Consultant's death by giving the Company written notice thereof. In the event of the Consultant's death or a judicial determination of his incompetence, reference in this Agreement to the Consultant shall be deemed, where appropriate, to refer to his beneficiary, estate or other legal representative.

23. Governing Law/Jurisdiction.
-------------------------------
This Agreement shall be governed by and construed and interpreted in accordance with the laws of the State of Illinois without reference to principles of conflict of laws.

24. Resolution of Disputes.
---------------------------
Any disputes arising under or in connection with this Agreement shall, at the election of the Consultant or the Company, be resolved by binding arbitration, to be held in Chicago, Illinois in accordance with the rules and procedures of the American Arbitration Association. Judgment upon the award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Costs of the arbitration or litigation, including, without limitation, reasonable attorneys' fees of both Parties, shall be borne by the Company.

25. Notices.
------------
    Any notice given to a Party shall be in writing and shall be deemed to have been given when delivered personally or delivered to the concerned Party at the address indicated below or to such changed address as such Party may subsequently give such notice of:

If to the Company:     Outboard Marine Corporation
                       100 Sea Horse Drive
                       Waukegan, Illinois 60085
                       Attention:

with a copy to:        Gary K. Duberstein
                       Greenway Partners
                       277 Park Avenue, 27th Floor
                       New York, New York 10172

If to the Consultant:  Mr. Harry W. Bowman
                       155 Honeysuckle Road
                       Lake Forest, IL 60045

With a Copy to:        Craig T. Boyd
                       Butler, Rubin, Saltarelli & Boyd
                       1800 Three First National Plaza
                       Chicago, IL  60602

PAGE>            85

26. Headings.
-------------
    The headings of the sections contained in this Agreement are for convenience only and shall not be deemed to control or affect the meaning or construction of any provision of this Agreement.

27. Counterparts.
-----------------
    This Agreement may be executed in two or more counterparts.

28. Absolute Company Obligation.
--------------------------------
The obligation of the Company to make the payments provided for in this Agreement and to provide the benefits provided for in this Agreement is absolute and unconditional, and no event or circumstance, including, but not limited to, the death or disability of Consultant and the actual or alleged breach of this Agreement by Consultant, shall excuse or relieve Company from making any such payment or providing any such benefit when due or give Company the right to recover from Consultant any amount paid to him or benefits provided to him.

29. Conditional Consultant Obligation.
--------------------------------------
The obligations of Consultant under this Agreement are subject to and conditioned upon Company making all payments provided for in this Agreement and providing all benefits provided for in this Agreement, in each case when due, and failure to make any such payment or provide any such benefit when due shall excuse Consultant from performance of his obligations hereunder (without relieving Company of any obligation hereunder), unless promptly remedied upon demand.

30. Limit on Consultant Liability.
----------------------------------
Consultant's liability for damages in respect of any and all breaches of this Agreement shall not exceed $25,000 in the aggregate for all such breaches.

    IN WITNESS WHEREOF, the undersigned have executed this Agreement as of the date first written above.


                                          OUTBOARD MARINE CORPORATION

                                           By:    ALFRED D. KINGSLEY
                                                  ------------------
                                           Name:  Alfred D. Kingsley
                                           Title: Chairman of the Board


                                                  HARRY W. BOWMAN
                                                  ---------------
                                                  Harry W. Bowman

                                                             EXHIBIT 10 (J)

                           EMPLOYMENT AGREEMENT

    THIS EMPLOYMENT AGREEMENT, dated as of the 6th day of October, 1997, is made and entered into by Outboard Marine Corporation, a Delaware corporation (the "Company"), and Andrew Hines (the "Executive").

                                WITNESSETH
                                ----------
    WHEREAS, the Company wishes to employ the Executive and the Executive wishes to be employed by the Company; and

    WHEREAS, the Executive is willing to make his services available to the Company upon the terms and conditions hereinafter set forth.

    NOW THEREFORE, in consideration of the foregoing and of the mutual covenants contained herein, the parties hereto agree as follows:

1.  Employment.
---------------
As of October 6, 1997 (the "Effective Date"), the Company shall employ Executive as Executive Vice President and Chief Financial Officer of the Company, and shall use its best efforts to have Executive elected as a Director of the Board of Directors of the Company by the first regularly scheduled meeting of the Board of Directors of the Company (the "Board") after the Effective Date. Executive shall devote his full and undivided business time and attention to his duties and responsibilities to the Company. Executive shall act, upon the Board's request and for no additional compensation, in a Chief Financial Officer and/or director capacity for any subsidiary of the Company. Executive shall conduct and perform such services and activities as customarily associated with and incident to his position with the Company and as may be determined from time to time by the Board or the Chief Executive Officer of the Company (the "CEO"). Executive shall report directly to the Chief Executive Officer of the Company. Executive shall be permitted to make, monitor and pursue private, passive investments that do not interfere with the performance of his duties and are not competitive, in the good faith judgment of the Board, with the business of the Company.

Executive shall be entitled to no more than four (4) weeks of paid vacation time during each twelve-month period following the Effective Date (which shall accrue as of the first day of each twelve-month period following the Effective Date); provided, that no more than ten (10) business days may be taken at any one time and any vacation days that are not used by Executive in any year shall not be added to the number of vacation days Executive is entitled to in the succeeding calendar year. Executive shall also be entitled to all paid holidays given by the Company to is executive employees and shall be entitled to reasonable periods of absence, subject to Section 9 below with respect to Total Disability, due to sickness, personal injury or other disability.

2.  Term.
---------
The term of the Executive's employment hereunder (the "Term") shall commence on the Effective Date and shall continue through the third anniversary of the Effective Date. The Term shall automatically renew for an additional year on each date as of which the Term would expire unless the Executive's employment is terminated sooner pursuant to the terms of this Agreement or unless the Company gives notice of an intention not to renew Executive's employment no later than three (3) months prior to the expiration of the current Term.

PAGE>            87

3.  Base Salary.
----------------
The Company will pay Executive an annual salary in the amount of $325,000 ("Base Salary"), payable according to the standard salary payment schedule for executive level employees of the Company. Within six (6) months of the Effective Date and as of each anniversary of the Effective Date thereafter, the Base Salary shall be reviewed by the Board with a view to determining, without being obligated to take any action, whether an increase thereof would be appropriate, but in no event shall the Base Salary be subject to downward adjustment; it being understood that any increase in the Base Salary shall be in the sole discretion of the Board or any Compensation Committee of the Board.

4.  Incentive and Equity-based Compensation.
--------------------------------------------
The Company shall permit Executive to participate in any and all of the short-term and long-term incentive and stock option or other equity or quasi-equity participation plans, programs or arrangements (each a "Bonus Plan"; and any item granted or awarded to Executive thereunder is hereinafter referred to as "Bonus") in which similarly situated senior executives are permitted to participate and at a level comparable to the level at which similarly situated senior executives are permitted to participate; provided, however, that Executive shall only be entitled to participate in a stock option or other equity or quasi-equity based Bonus Plan (an "Equity Bonus Plan") if, and only if, the Chief Executive Officer is participating in such Equity Bonus Plan, and, if so entitled to participate in any such Equity Bonus Plan, the amount of grants, awards or other items that Executive would be entitled to receive thereunder shall be determined in good faith by the Board or the Compensation Committee (if any) of the Board, provided that in no event will Executive's level of participation in any such Equity Bonus Plan that he is entitled to participate in exceed the level of participation therein of the Company's Chief Executive Officer or be equal to or less than the level of participation therein of any other officer of the Company. Executive's participation in any Bonus Plan shall be in addition to any payment received pursuant to this Agreement. Notwithstanding the immediately preceding two sentences, Executive shall not be entitled to participate in any plan, program or arrangement established by the Company for the sole participation of the Chief Executive Officer, including, without limitation, established pursuant to or in accordance with the employment agreement between the Company and the Chief Executive Officer, nor shall he be entitled to participate in any plans, programs or arrangements specifically established by the Company for the sole purpose of retaining the services following the change in control of the Company occurring on or about September 12, 1997 of certain executives and other key employees who, prior to such change in control, had signed severance agreements or other arrangements with the Company with respect to such a change in control. Executive shall have the option to receive stock options or restricted stock awards in lieu of any cash Bonus that Executive is to be paid under any Bonus Plan if, and only if, any other officer of the Company (other than the Chief Executive Officer) has been offered the same option with respect to any cash bonus such officer is to receive under such Bonus Plan.

5.  Stock Purchase.
-------------------
On the Effective Date, the Company shall provide Executive with an opportunity to purchase up to 20,000 shares of common stock of the Company ("Shares") as follows:

    (a) On the Effective Date, Executive shall purchase 2,777.78 Shares for an aggregate purchase price of $50,000, which amount shall be paid by wire transfer of immediately available funds for a bank account designated in writing by the Company.

    (b) On or before the date that is six months after the Effective Date, Executive shall purchase 5,555.56 Shares at a purchase price of $18.00 per Share, which purchase price shall be paid by wire transfer or immediately available funds to a bank account designate by the Company.

    (c) The Company shall provide Executive with a loan of $210,000.00 for the sole purpose of purchasing 11,666.66 Shares (the "Loan"). The Loan shall be evidenced by a secured promissory note substantially in the form attached hereto as Exhibit A (the "Note") and shall be secured by a pledge and security agreement ("Pledge Agreement") substantially in the form attached hereto as Exhibit B.

6.  Additional Stock Options.
-----------------------------
The Company shall grant Executive a stock option to purchase 180,000 shares of common stock of the Company at an exercise price of $18.00 per share. Such option shall be granted to Executive pursuant to an Option Grant Agreement substantially in the form attached hereto as Exhibit C. The stock option shall vest as follows:

      YEARS OF VESTING SERVICE              % OF VESTED OPTION SHARES
      ------------------------              -------------------------

                 1                                    33 1/3 %
                 2                                    66 2/3 %
                 3                                   100 %

For purposes of the preceding Vesting Schedule, Executive shall be granted a Year of Vesting Service for each consecutive twelve-month period following the Effective Date that Executive remains continuously employed by the Company. To the extent Executive dies during any such twelve-month period, any unvested stock options granted under this Section 6 shall vest prorata for the number of full months Executive was employed during such twelve-month period in which his death occurs.

7.  Relocation Expenses.
------------------------
The Company shall reimburse Executive until the earlier of the date he and his wife permanently relocate to the metropolitan Chicago or the date which is twelve (12) months following the Effective Date for (i) reasonable rental fees for a temporary residence in the Chicago area, (ii) for all utilities associated with a temporary residence in Chicago and (iii) for round trip coach airfares between the New Jersey area and the Chicago area for reasonable travel between such locations by Executive and his wife.

8.  Sale of Residence.
----------------------
In the event Executive is unable to sell, after reasonable efforts, his current New Jersey residence on or before the earlier of two (2) years after the Effective Date or the date on which he purchases a residence in the Chicago area, the Company shall obtain an appraisal (the "Appraisal") of such New Jersey residence from a nationally recognized real estate firm selected by the Company and shall advance to Executive the equity value of his New Jersey residence, which equity value shall be the greater of the Appraisal or $850,000 minus any outstanding mortgage balance (in either case, the "Equity Value") and which will be secured by a second mortgage. Executive represents and warrants to the Company that his cost-basis in such New Jersey residence is $850,000. Upon the advancement of the equity value of the New Jersey residence to Executive, he shall grant the right to sell the New Jersey residence to the Company which shall include the right to advertise, contract with a broker, real estate agent or executive relocation service, and negotiate the selling prices and terms of the New Jersey residence. The Company shall assume all mortgage payment obligations for the New Jersey residence and the Company shall be entitled to any profits or gains and suffer any losses that result from a difference between the Equity Value and the sale price of the New Jersey residence. Executive shall execute any agreements, contracts or closing documents associated with the sale of the New Jersey residence. In the event the Company acquires the right to the New Jersey residence set forth in the third Section of this Section 8, the Company shall pay for all closing costs related to the sale of the New Jersey residence normally paid by a seller in such a sale.

9.  Termination of Employment.
------------------------------
Executive's employment with the Company hereunder may be terminated as follows:

    (a) by mutual agreement between Executive and Company;

    (b) by the Company, upon the delivery to Executive of written notice; for Cause (as defined below);

    (c) by Executive for Good Reason (as defined below);

    (d) by the Company, upon 30-days' prior written notice, without Cause;
or

    (e) by the Company, upon the delivery to Executive of written notice, Company by reason Total Disability (as defined below) of Executive.

This Agreement shall terminate automatically upon the death of Executive.

"CAUSE" means any act or any failure to act on the part of Executive which constitutes:

       (i) fraud, embezzlement, misappropriation, or gross insubordination on the part of Executive against the Company or any of its subsidiaries or affiliates, or the Board of Directors of the Company or any of its subsidiaries or affiliates, or a material breach by Executive of his obligations under Sections 18 and 19 hereof;

      (ii) a willful or grossly negligent violation of law in connection with or in the course of Executive's duties or employment with the Company or any of its subsidiaries or affiliates;

     (iii) a felony for which Executive is convicted or pleads nolo contendere;

      (iv) a material breach of, or the willful and continual failure or refusal by Executive to perform and discharge, his duties, responsibilities or obligations under this Agreement (other than under Sections 18 and 19 hereof, which shall be governed by clause (i) above, and other than by reason of death or Total Disability) that is not connected (other than for reasons beyond the control of Executive) for a period of five (5) business days after receipt of written notice thereof from the Company;

       (v) any act of moral turpitude or willful misconduct by Executive which (A) is intended to result in substantial personal enrichment of Executive at the expense of the Company or any of its subsidiaries or affiliates or (B) has a material adverse impact on the business or reputation of the Company or any of its subsidiaries or affiliates (such determination to be made by the Board in its reasonable judgment); or

      (vi) willful or grossly negligent breach of any stated material employment policy of the Company that is not corrected for a period of five (5) business days after receipt written notice thereof from the Company. No act or failure to act on the part of Executive shall be deemed to be "willful" if it was due primarily to an error in judgment or negligence.

"GOOD REASON" shall mean:

       (i) Executive no longer reports to the Chief Executive Officer of the Company;

      (ii) Executive is not appointed or reappointed as a Director of the Board of Directors of the Company for any reason other than Cause; or

     (iii) Executive's title or position or the scope of his duties is modified with the result that his role as the Chief Financial Officer of the Company is materially reduced without Executive's written consent and that modification is not corrected within 30 days after notice to the Company by Executive of such fact; provided, however, that any additional administrative duties added to Executive's responsibilities after the Effective Date with Executive's consent shall not be taken into account when referring to or applying this clause (iii).

"TOTAL DISABILITY" shall mean any mental or physical condition that

       (i) prevents Executive from reasonably discharging his services and employment duties hereunder,

      (ii) is attested to in writing by a physician mutually acceptable to Executive and the Company, and

     (iii) continues, for any one or related condition, during any period of three (3) consecutive months or for a period aggregating six (6) months in any twelve-month period. Total Disability shall be deemed to have occurred on the last day of such applicable three- or six-month period.

10. Payments upon Termination.
------------------------------
    (a) In the event the employment of Executive hereunder shall be terminated by the Company for Cause, upon written notice by the Company to Executive, or Executive shall voluntarily resign from employment other than for Good Reason, upon written notice by Executive to the Company, the Company shall pay Executive his Base Salary through such date of termination and have no further obligation to Executive hereunder.

    (b) In the event Executive's employment is terminated by the Company without Cause, or Executive terminates his employment for Good Reason, upon written notice by Executive to the Company, any remaining unvested stock options granted by the Company to Executive shall automatically vest as of the date of termination and shall be exercisable for 90 days thereafter in accordance with the terms of the stock option grant agreement pursuant to which they were issued, and the Company shall pay to Executive on the date of termination (i) his Base Salary prorated through the date of termination of employment, plus any accrued vacation; and (ii) an amount equal to the greater of his Base Salary for one year or his Base Salary for the remainder of the Term of this Agreement. In addition, the Company will continue to permit Executive to participate in employee benefit plans, programs or arrangements as set forth in Section 11 of this Agreement in which he participated prior to the termination of his employment (but only to the extent that Executive is not receiving substantially the same benefits from another employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer) until the greater of one (1) year or the end of the then remaining Term of this Agreement unless Executive delivers written notice to the Company to the effect that he elects not to accept all or any portion of benefits under such plans, programs or arrangements.

    (c) In the event of the death of the Executive, the Company shall pay to Executive's estate the Base Salary owed through the date of death and any Bonus for the fiscal year in which his death occurs, prorated for the number of full months Executive was employed during such fiscal year to the extent the Board in good faith determines that the performance criteria, if any, for any Bonus were satisfied as of the date of Executive's death. In addition, Executive's estate shall have one (1) year from the date of Executive's death to exercise all vested and unexercised stock options granted to Executive in accordance with the stock option grant agreement pursuant to which they were issued.

    (d) In the event that the employment of Executive is terminated by reason of Total Disability, upon written notice by Company to Executive, the Company shall pay to Executive his Base Salary through the last day upon which Total Disability will have been deemed to have occurred and any such Bonus for the fiscal year in which his Total Disability occurs, prorated for the number of full months Executive was employed during such fiscal year to the extent the Board in good faith determines that the performance criteria, if any, for any Bonus were satisfied as of the date upon which Executive's Total Disability shall have been determined to have occurred; provided, however, that the Company shall only be required to pay such amounts to Executive that are not covered by long-term disability payments if any, to Executive pursuant to any long-term disability insurance policy or benefit plan of the Company. Any stock options that have vested as of the date of such termination for Total Disability shall be exercisable for 90 days after the date of such termination in accordance with the stock option grant agreement pursuant to which such options were issued. In addition, the Company will continue to permit Executive to participate in employee benefit plans, programs or arrangements as set forth in Section 11 of this Agreement in which he participated prior to the termination of his employment (but only to the extent that Executive is not receiving substantially the same benefits from another employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer) until the end of the then remaining Term of this Agreement unless Executive delivers written notice to the Company to the effect that he elects not to accept all or any portion of benefits under such plans, programs or arrangements.

    (e) The Company shall use its best efforts to obtain stockholder approval of the acceleration of vesting of any stock options upon Executive termination of employment without Cause or for Good Reason within 90 days after the Effective Date, and Executive acknowledges and agrees that such acceleration 90 days after the Effective Date shall not be effective unless such stockholder approval is obtained.

11.  Benefits.
--------------
Executive shall be entitled to participate in or receive benefits under any employee benefit plan, program or arrangement made available by the Company to similarly situated senior executives generally of the Company, subject to and on a basis consistent with the terms, conditions and overall administration of such plans, programs or arrangements. Except for any salary deferral elected by Executive in his sole discretion, nothing paid to Executive under any plan, program or arrangement now in effect or made available in the future shall be deemed to be in lieu of the salary and other compensation payable to Executive hereunder. The Company shall cause Executive to be covered by the current policy of directors' and officers' liability insurance covering directors and officers of the Company (or any replacement thereto) to the maximum extent of the coverage available for any director or officer of the Company.

12.  Sale on Termination of Employment.
--------------------------------------
    (a) Upon Executive ceasing to be employed by the Company pursuant to this Agreement for any reason (a "Termination Event"), the Company may elect, by delivering the notice required under Section 12(c), to require (the "Repurchase Right") Executive to sell to the Company or its designee all, but not less than all, of the shares of Common Stock owned by Executive and vested stock options granted to Executive, subject to the expiration or termination or other terms of such Common Stock and stock options upon the occurrence of a Termination Event in accordance with any grant agreement or stock option plan pursuant to which such Common Stock options were granted by the Company to Executive, in accordance with
Section 12(f) (such shares of Common Stock and stock options are hereinafter referred to as the "Repurchase Securities").

    (b) The "Repurchase Price" for each Repurchased Security that constitutes Common Stock shall be equal to the fair market value of the Common Stock as of the date of the Repurchase Notice determined by an independent appraiser selected by the Board, which determination shall be made by evaluating the Company on the basis of it being a stand-alone enterprise and without any reduction as a result of the lack of liquidity of the Common Stock or the fact that the Repurchased Securities may represent a minority interest in the Company, and the "Repurchase Price" for each Repurchased Security that constitutes any vested stock option granted to Executive shall be the amount by which such fair market value per share of Common Stock subject to such option exceeds the exercise price therefor; provided, however, that, in the event shares of Common Stock are traded on a national stock exchange or a public market shall exist for the Common Stock on a national quotation system, the fair market value for the Common Stock shall be based upon the average closing price per share for the 20 trading days immediately preceding the date on which the Termination Event occurred.

    (c) Upon the occurrence of any Termination Event, the Company or its designee, as the case may be, may deliver written notice (the "Repurchase Notice") to Executive within one (1) year after such occurrence, specifying that the Company or its designees, as the case may be, elects to exercise its Repurchase Right pursuant to this Section 12; provided, however, that, if a Termination Event occurs during the initial Term (without giving effect to any Renewal Term) as a result of the Company terminating the employment of Executive hereunder without Cause, Executive may request in writing that the Company defer, and the Company shall defer, the exercise of its Repurchase Right until the first anniversary of the date on which such termination without Cause occurred and, in such case, the Repurchase Notice shall be deemed to have been delivered as of the date of such first anniversary. If the Company or its designee elects to exercise its

Repurchased Right, the Company or its designee, as the case may be shall specify the Repurchase Price for each Repurchased Security in the Repurchase Notice and consummate the purchase of such Repurchased
Securities in accordance with Section 12(f).

    (d) Subject to Sections 5 and 10 hereof, it is hereby understood and agreed that the termination, expiration or cancellation of stock options (including shares of Common Stock underlying such stock options) that have not been exercised, to the extent permissible, as of the occurrence of any Termination Event, shall be determined pursuant to any option grant agreement or stock option plan pursuant to which such stock options were granted by the Company to Executive.

    (e) The aggregate amount of the Repurchase Price paid to Executive for the Repurchased Securities shall be reduced by an amount equal to the unpaid principal amount (plus accrued and unpaid interest) of any loan made by the Company to Executive, or any other indebtedness of Executive to the Company, and the principal amount of any such loan or indebtedness shall be reduced by the amount of the Repurchase Price or, if applicable, cancelled.

    (f) If the Company or its designee elects to exercise the Repurchase Right, the Repurchased Securities shall be repurchased on a date (the "Repurchase Date") not later than 90 days after the date of the date of the Repurchase Notice. On the Repurchase Date, Executive shall deliver to the Company or its designee the certificate or certificates, or the instrument or instruments, as the case may be, representing shares of Common Stock and stock options owned or held, as the case may be, by Executive on such date against delivery by the Company or its designee to Executive of the Repurchase Price. All certificates or other instruments evidencing Repurchased Securities shall be accompanied by instruments of transfer in form and substance reasonably acceptable to the Company or its designee and a written certificate, in form and substance reasonably acceptable to the Company or its designee, pursuant to which Executive represents and warrants that he is the record and beneficial owner of the Repurchased Securities and has good and valid title to the Repurchased Securities, free and clear of any and all liens, claims, assessments, pledges, options or other legal and equitable encumbrances of any kind whatsoever (other than pursuant to this Agreement). If Executive shall fail to deliver such certificate or certificates, or such instrument or instruments, as the case may be, and such written certification to the Company or its designee within the terms required, the Company shall cause its books and records to show that Repurchased Securities are subject to the provisions of this
Section 12 and that the Repurchased Securities, until transferred to the Company or its designee, shall not be entitled to any proxy, dividend or other rights from the date on which such certificate or certificates, or instrument or instruments, as the case may be, and such written certification should have been delivered to the Company or its designee, as the case may be.

    (g) The giving of the Repurchase Notice by the Company and the receipt by Executive of such notice shall constitute an irrevocable commitment by the Company and Executive to purchase and sell, as the case may be, the Repurchased Securities referred to in such Notice.

13.  Put Option.
----------------
    (a) Upon the occurrence during the Term of any of the events set forth in clauses (i) through (vi) below (each, a "Put Event"), Executive may elect, by delivering the notice required under Section 13(c), to require (the "Put Right") the Company to purchase all, but not less than all, of the shares of Common Stock owned by Executive and stock options granted to Executive, subject to the expiration or termination or other terms of such

Common Stock and stock options upon the occurrence of a Put Event in accordance with, subject to Sections 5 and 10 hereof, any Common Stock or grant agreement or stock option plan pursuant to which such Common Stock or options were granted by the Company to Executive, in accordance with
Section 13(f) (such shares of Common Stock and stock options are hereinafter referred to as the "Put Securities"):

       (i) the termination by the Company of Executive's employment hereunder without Cause;

      (ii) the termination by Executive of his employment hereunder for Good Reason;

     (iii) the voluntary termination by Executive of his employment hereunder at or after the expiration of the Term as in effect at such time;

      (iv) the voluntary termination by Executive of his employment hereunder at or after his attaining age 62;

       (v) the termination by the Company of Executive's employment hereunder for Total Disability; or

      (vi) the termination of Executive's employment hereunder as a result of his death.

In the event that a Put Event occurs as a result of the specified in clause
(vi) above, the rights and obligations of Executive under this Section 13 shall be deemed to the rights and obligations of his estate, and, if such event occurs, all references to Executive in this Section 13 shall be deemed references to a representative of Executive's estate.

    (b) The "Put Price" for each Put Security that constitutes Common Stock shall be equal to the fair market value of the Common Stock as of the date of the Put Notice determined by an independent appraiser selected by the Board, which determination shall be made by evaluating the Company on the basis of it being a stand-alone enterprise and without any reduction as a result of the lack of liquidity of the Common Stock or the fact that the Put Securities may represent a minority interest in the Company, and the "Put Price" for each Put Security that constitutes any vested stock option granted to Executive shall be the amount by which such fair market value per share of Common Stock subject to such option exceeds the exercise price therefor; provided, however, that in the event shares of Common Stock are traded on a national stock exchange or a public market shall exist for the Common Stock on a national quotation system, the fair market value for the Common Stock shall be based upon the average closing price for the Common Stock for the 20 trading days immediately preceding the date on which the Put Event occurred.

    (c) Upon the occurrence of any Put Event, the Executive shall deliver written notice (the "Put Notice") to the Company within one (1) year after such occurrence, specifying that it elects to exercise its Put Right pursuant to this Section 13; provided, however, that, if a Put Event occurs during the initial Term (without giving effect to any Renewal Term) as a result of the event specified in Section 13(a)(i), Executive may deliver the Put Notice within two (2) years after the occurrence of such Put Event. If Executive elects to exercise its Put Right, the Company or its designee, as the case may be shall, within 60 days of its receipt of the Put Notice, deliver to Executive written notice specifying the Put Price for each Put Security and consummate the purchase of such Put Securities in accordance with Section 13(f).

    (d) Subject to Section 5 and 10 hereof, it is hereby understood and agreed that the termination, expiration or cancellation of stock options (including shares of Common Stock underlying such stock options) that have not been exercised, to the extent permissible, as of the occurrence of any Put Event, shall be determined pursuant to any option grant agreement or stock option plan pursuant to which such stock options were granted by the Company to Executive.

    (e) The aggregate amount of the Put Price paid to Executive for the Put Securities shall be reduced by an amount equal to the unpaid principal amount (plus accrued and unpaid interest) of any loan made by the Company to Executive, or any other indebtedness of Executive to the Company, and the principal amount of any such loan or indebtedness shall be reduced by the amount of the Put Price or, if applicable, cancelled.

    (f) If Executive elects to exercise the Put Right, the Put Securities shall be repurchased on a date (the "Put Repurchase Date") not later than 90 days after the date of the date of the Put Notice. On the Put Repurchase Date, Executive shall deliver to the Company the certificate or certificates, or the instrument or instruments, as the case may be, representing shares of Common Stock and stock options owned or held, as the case may be, by Executive on such date against delivery by the Company to Executive of the Put Price. All certificates or other instruments evidencing Put Securities shall be accompanied by instruments of transfer in form and substance reasonably acceptable to the Company and a written certificate, in form and substance reasonably acceptable to the Company, pursuant to which Executive represents and warrants that he is the record and beneficial owner of the Put Securities and has good and valid title to the Put Securities, free and clear of any and all liens, claims, assessments, pledges, options or other legal and equitable encumbrances of any kind whatsoever (other than pursuant to this Agreement).

    (g) Notwithstanding anything in this Section 13 to the contrary, the Company shall not be required to purchase Put Securities pursuant to any exercise by the Executive of the Put Right to the extent that (i) the purchase of such Put Securities (including the incurrence of any indebtedness required to enable it to purchase such Put Securities) would cause or constitute a breach or default (immediately or with notice or lapse of time or both) of any material agreement or instrument with respect to borrowed money in existence prior to such exercise and as to which a consent of waiver thereunder for such purchase (or incurrence of indebtedness) has not been obtained after reasonable best efforts by the Company, (ii) the Board determines in its reasonable business judgment that the purchase of such Put Securities would cause or be reasonably likely to cause a material adverse financial effect on the Company, or (iii) the purchase of such Put Securities would violate any law, statute, order, writ, injunction, decree or rule promulgated or judgment entered, by any federal, state, local or foreign court or governmental authority applicable to the Company or any of its subsidiaries, and (iv) the Company gives written notice to Executive, within 30 business days after the date of the Put Notice, that it is not required to purchase the number of Put Securities set forth in such notice by reason of clause (i), (ii) or (iii) above and setting forth the facts relating thereto.

    (h) The giving of the Put Notice by Executive and the receipt by the Company of such notice shall constitute an irrevocable commitment by Executive and the Company to sell and purchase, as the case may be, the Put Securities referred to in such notice unless a notice is given by the Company as provided in Section 13(g). If the Company is permitted pursuant to Section 13(g) to purchase some but not all of the Put Securities as to which the Executive has exercised its Executive's rights under Section 13(a), the Executive may, in his sole discretion, by written notice (a "Put

Withdrawal Notice") given to the Company within 10 business days of its receipt of the notice from the Company (the "Put Withdrawal Period") withdraw the exercise of such right, in which event it shall not be required to sell any Put Securities to the Company. If Executive does not give a Put Withdrawal Notice within the Put Withdrawal Period, Executive shall be obligated to sell, and the Company shall be obligated to purchase, all Put Securities that the Company is not prohibited from purchasing pursuant to Section 13(g).

    (i) The Put Right shall expire and be of not force or effect following the consummation of a bona fide public distribution of shares of Common Stock pursuant to an effective registration statement under the Securities Act of 1933, as amended.

14.  Tag-Along Rights.
----------------------
    (a) In the event of any proposed Transfer (as hereinafter defined) by Greenmarine Holdings LLC (hereinafter for purposes of this Section 15, the "Seller") of its shares of Common Stock (or any portion thereof) to any person or entity (such person or entity being hereinafter referred to as the "Proposed Purchaser"), other than to a Permitted Transferee (as hereinafter defined) or in a bona fide public distribution of shares of Common Stock pursuant to an effective registration statement under the Securities Act, Executive shall have the irrevocable right, but not the obligation (the "Tag-Along Right"), to require the Proposed Purchaser to purchase from him a number of shares of Common Stock equal to the number of shares of Common Stock beneficially owned by Executive multiplied by a fraction the numerator of which is the number of shares of Common Stock to be sold in such proposed Transfer by the Seller and the denominator of which is the total number of shares of Common Stock beneficially owned by the Seller (collectively, the "Tag-Along Shares"). The Seller shall give written notice (the "Initial Tag-Along Notice") to Executive at least twenty (20) days prior to the date of the proposed Transfer stating:

       (i) the proposed amount of consideration and terms and conditions of payment offered by the Proposed Purchaser (if the proposed consideration is not cash, the Initial Tag-Along Notice shall describe the terms of the proposed consideration) and any other material terms and conditions of the Proposed Purchaser's offer;

      (ii) the number of shares of Common Stock proposed to be Transferred by the Seller; and

     (iii) that the Proposed Purchaser has been informed of the Tag-Along Right and has agreed to purchase shares of Common Stock in accordance with the terms hereof. The Tag-Along Right shall be exercised by Executive by giving written notice to the Company ("Tag- Along Notice") with a copy to the Seller within five (5) days following receipt of the Initial Tag-Along Notice, indicating its election to exercise the Tag-Along Right. The Tag-Along Notice shall state the amount of shares of Common Stock that Executive proposes to include in such transfer to the Proposed Purchaser. Failure by Executive to deliver such Tag-Along Notice within such 5-day period shall be deemed an election by Executive not to sell pursuant to the Tag-Along Notice. The closing with respect to any sale to a Proposed Purchaser pursuant to this Section 14 shall be held at the time and place specified in the Tag-Along Notice but in any event within sixty (60) days of the date the Tag- Along Notice is delivered to Executive.

    (b) In the event that the Proposed Purchaser does not purchase the Tag-Along Shares from Executive on the same terms and conditions as purchased from the Seller, then the Seller making such Transfer shall purchase on such terms and conditions such Tag-Along Shares if the Transfer occurs.

    (c) To the extent Executive is a party to the sale to the Proposed Purchaser, Executive shall arrange for payment directly by the Proposed Purchaser, upon delivery of an appropriate assignment in form and substance reasonably satisfactory to the Proposed Purchaser, which assignment shall be made free and clear of all liens, claims and encumbrances except as provided by this Agreement or as otherwise agreed to by the Proposed Purchaser.

    (d) The provisions of this Section 14 shall automatically terminate and be of no force and effect upon the consummation of a bona fide public distribution of shares of Common Stock pursuant to an effective registration statement under the Securities Act.

    (e) "Transfer" means any sale, assignment, transfer, offer, pledge, exchange, hypothecation or other disposition, and, when referring to shares of Common Stock, means the Transfer of such shares of Common Stock whether or record, beneficially, by participation or otherwise; provided, however, that a pledge or hypothecation of shares of Common Stock by Greenmarine Holdings LLC shall not be considered a Transfer by the Seller or the
Section 15 Seller under Section 14 or Section 15 hereof, as the case may be.

    (f) "Permitted Transferee" means any member of Greenmarine Holdings LLC or any "affiliate" (as such term is defined in the Securities Exchange Act of 1934, as amended) of any such member.

15.  Take-Along Rights.
-----------------------
    (a) If Greenmarine Holdings LLC (hereinafter for purposes of this
Section 15, the "Section 15 Seller") proposes to Transfer shares of Common Stock which represent, in the aggregate, not less than 50% of the shares of Common Stock owned by the Section 15 Seller to any person or entity (such person or entity being hereinafter referred to as, the "Section 15 Purchaser"), other than to a Permitted Transferee, the Section 15 Seller shall have the irrevocable and exclusive right, but not the obligation (the "Take-Along Right"), to require Executive to sell to the Section 15 Purchaser a number of shares of Common Stock equal to the number of shares of Common Stock beneficially owned by Executive multiplied by a fraction the numerator of which is the number of shares of Common Stock to be sold in such proposed Transfer by the Section 15 Seller and the denominator of which is the total number of shares beneficially owned by the Section 15 Seller (collectively, the "Take-Along Shares"). The Section 15 Seller shall give written notice (the "Initial Take-Along Notice") to Executive at least twenty (20) days prior to the date of the proposed Transfer, stating:

       (i) the proposed amount of consideration and terms and conditions of payment offered by such Section 16 Purchaser (if the proposed consideration is not cash, the Initial Take-Along Notice shall describe the terms of the proposed consideration) and any other material terms and conditions of the Section 15 Purchaser's offer;

      (ii) the number of shares of Common Stock proposed to be Transferred by the Section 15 Seller; and

     (iii) that the Section 15 Seller is exercising the Take-Along Right in connection with the proposed Transfer.

    (b) Within ten (10) days following receipt of the Take-Along Notice, Executive shall deliver to the Company and the Section 15 Seller such assignments, certificates and other documentation with respect to the as the Section 15 Seller and the Section 15 Purchaser shall reasonably request. In the event Executive shall fail to deliver such certificates or such other documents to the Section 15 Seller, subject to subsection (d) below, the Company shall cause the books and records of the Company to show that such Take-Along Shares shall be transferred only to such Section 15 Purchaser upon surrender of such shares for Transfer by Executive.

    (c) The Section 15 Seller shall arrange for payment directly by the
Section 15 Purchaser to Executive, upon delivery of an appropriate assignment in form and substance reasonably satisfactory to the Section 15 Purchaser, which assignment shall be made free and clear of all liens, claims and encumbrances except as otherwise agreed to by such Section 15 Purchaser.

    (d) If at the end of 60 days following the date on which a Take-Along Notice was given, the sale of shares of Common Stock by the Section 15 Seller and the sale of the Take-Along Shares have not been completed in accordance with the proposed terms, then the Section 15 Seller shall promptly return to Executive all such assignments, certificates and other documentation previously delivered to them with respect to the Take-Along Shares, and provisions relating to the shares of Common Stock held by Executive shall again be in effect.


16. Restrictions on Transfer.
-----------------------------
During the Term and the Non-Compete Period (as defined in Section 19), Executive shall not Transfer any shares of Common Stock without the prior written consent of the Company, except as provided for in and in accordance with this Agreement.


17. Attorney's Fees.
--------------------
The Company shall pay reasonable attorneys' fees and expenses incurred by Executive in connection with the negotiation and preparation of this Agreement up to a maximum of $12,000. If Executive commences a cause of action in accordance with Section 24 hereof to enforce any provision of or resolve any dispute arising under this Agreement, Company shall reimburse Executive for reasonable costs incurred (including reasonable attorney's fees) by Executive to the extent, but only to the extent, Executive prevails in any such action.


18. Confidentiality; Ownership.
-------------------------------
    (a) Executive agrees that he shall forever keep secret and retain in strictest confidence and not divulge, disclose, discuss, copy or otherwise use or suffer to be used in any manner, except in connection with the business of the Company and the businesses of any of its subsidiaries or affiliates, any "Protected Information" in any "Unauthorized" manner or for any Unauthorized purpose (as such terms are hereinafter defined).

       (i) "Protected Information" means trade secrets, confidential or proprietary information and all other knowledge, know-how, information, documents or materials owned, developed or possessed by the Company or any of its subsidiaries or affiliates, whether in tangible or intangible form, pertaining to the business of the Company or the businesses of any of its subsidiaries or affiliates, including, but not limited to, research and development operations, systems, data bases, computer programs and software, designs, models, operating procedures, knowledge of the organization, products (including prices, costs, sales or content), processes, formulas, techniques, machinery, contracts, financial information or measures, business methods, business plans, details of consultant contracts, new personnel acquisition plans, business acquisition plans, customer lists, business relationships and other information owned, developed or possessed by the Company or its subsidiaries or affiliates, except as required in the course of performing duties hereunder; provided that Protected Information shall not include information that becomes generally known to the public or the trade without violation of this
           Section 18.

      (ii) "Unauthorized" means: (A) in contravention of the policies or procedures of the Company or any of its subsidiaries or affiliates; (B) otherwise inconsistent with the measures taken by the Company or any of its subsidiaries or affiliates to protect their interests in any Protected Information; (C) in contravention of any lawful instruction or directive, either written or oral, of an employee of the Company or any of its subsidiaries or affiliates empowered to issue such instruction or directive; or (D) in contravention of any duty existing under law or contract. Notwithstanding anything to the contrary contained in this Section 18, Executive may disclose any Protected Information to the extent required by court order or decree or by the rules and regulations of a governmental agency or as otherwise required by law; provided that Executive shall provide the Company with prompt notice of such required disclosure in advance thereof so that the Company may seek an appropriate protective order in respect of such required disclosure.

    (b) Executive acknowledges that all developments, including, without limitation, inventions (patentable or otherwise), discoveries, formulas, improvements, patents, trade secrets, designs, reports, computer software, flow charts and diagrams, procedures, data, documentation, ideas and writings and applications thereof relating to the business or planned business of the Company or any of its subsidiaries or affiliates that, alone or jointly with others, Executive may conceive, create, make, develop, reduce to practice or acquire during the Term (collectively, the "Developments") are works made for hire and shall remain the sole and exclusive property of the Company and Executive hereby assigns to the Company, in partial consideration of his Base Salary, all of his right, title and interest in and to all such Developments. Executive shall promptly and fully disclose all future material Developments to the Board and, at any time upon request and at the expense of the Company, shall execute, acknowledge and deliver to the Company all instruments that the Company shall prepare, give evidence and take all other actions that are necessary or desirable in the reasonable opinion of the Company to enable the Company to file and prosecute applications for and to acquire, maintain and enforce all letters, patent and trademark registrations or copyrights covering the Developments in all countries in which the same are deemed necessary by the Company. All memoranda, notes, lists, drawings, records, files, computer tapes, programs, software, source and programming narratives and other documentation (and all copies thereof) made or compiled by Executive or made available to Executive concerning the Developments or otherwise concerning the business or planned business of the Company or any of its subsidiaries or affiliates shall be the property of the Company or such subsidiaries or affiliates and shall be delivered to the Company or such subsidiaries or affiliates promptly upon the expiration or termination of the Term.

    (c) The provisions of this Section 19 shall, without any limitation as to time, survive the expiration or termination of Executive's employment hereunder, irrespective of the reason for any termination.

19.  Covenant Not to Compete.
-----------------------------
Executive agrees that during the Term and for a period of one (1) year commencing upon the expiration or termination of Executive's employment hereunder (the "Non-Compete Period"), Executive shall not, directly or indirectly, without the prior written consent of the Company:

    (a) solicit, entice, persuade or induce any employee, consultant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent contractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 19(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six (6) months preceding any solicitation in question); or

    (b) directly or indirectly engage, participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any person, firm, corporation or other business enterprise, wherever located, which is engaged, directly or indirectly, in competition with the Company's business or the businesses of its subsidiaries or affiliates as conducted or any business proposed to be conducted at the time of the expiration or termination of Executive's employment hereunder; provided, however, that nothing in this Section 19(b) shall be construed to preclude Executive from making any investments in the securities of any business enterprise whether or not engaged in competition with the Company or any of its subsidiaries or affiliates, to the extent that such securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggregate voting power of such business enterprise.

20.  Specific Performance.
--------------------------
Executive acknowledges that the services to be rendered by Executive are of a special, unique and extraordinary character and, in connection with such services, Executive will have access to confidential information vital to the Company's business and the businesses of its subsidiaries and affiliates. By reason of this, Executive consents and agrees that if Executive violates any of the provisions of Sections 18 or 19 hereof, the Company and its subsidiaries and affiliates would sustain irreparable injury and that monetary damages would not provide adequate remedy to the Company and that the Company shall be entitled to have Section 18 or 19 hereof specifically enforced by any court having equity jurisdiction. Nothing contained herein shall be construed as prohibiting the Company or any of its subsidiaries or affiliates from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages from Executive.

21.  Resignation.
-----------------
Upon the termination of employment with the Company for any reason, Executive shall be deemed, without the need to take further action, to have resigned his position as an officer and a director of the Company and any subsidiary thereof and as a member of any committee of any such board of directors, effective on the date of termination.

22.  Assignment.
----------------
The obligations of Executive may not be delegated and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to Executive hereunder, Executive may not, without the Company's written consent thereto, assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest herein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and the Executive agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and be binding upon any successor to the Company. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise acquires all or a material part of the assets of the Company.

23.  Amendment.
---------------
This Agreement may not be altered, modified or amended except by written instrument signed by each of the Company and Executive.

24.  Governing Law; Arbitration.
--------------------------------
    (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the principles of conflict of laws of such State.

    (b) (i) In the event of disputes between the parties with respect to the terms and conditions of this Agreement, such disputes shall be resolved by and through an arbitration proceeding to be conducted under the auspices of the American Arbitration Association (or any like organization successor thereto) in Chicago, Illinois. Such arbitration proceeding shall be conducted pursuant to the commercial arbitration rules (formal or informal) of the American Arbitration Association in as expedited a manner as is then permitted by such rules (the "Arbitration"). Both the foregoing agreement of the parties to arbitrate any and all such claims, and the results, determination, finding, judgment and/or award rendered through such Arbitration, shall be final and binding on the parties hereto and may be specifically enforced by legal proceedings.

       (ii) Such Arbitration may be initiated by written notice from either party to the other which shall be a compulsory and binding proceeding on each party. the Arbitration shall be conducted by an arbitrator selected in accordance with the procedures of the American Arbitration Association.
Time is of the essence of this arbitration procedure, and the arbitrator shall be instructed and required to render his or her decision within thirty (30) days following completion of the Arbitration.

      (iii) Any action to compel arbitration hereunder shall be brought in the State Court of Illinois sitting in Cook County, Illinois.

25.  Deductions.
----------------
The Company shall deduct from any compensation payable to Executive the sums which it is required by applicable law to deduct, including, but not limited to, federal and, if applicable, state withholding taxes, social security taxes and state disability insurance.

26.  Expenses.
--------------
The Company shall reimburse Executive for all reasonable expenses properly incurred by him in connection with the performance of his duties hereunder, provided that proper vouchers are submitted to the Company by Executive evidencing such expenses and the purposes for which the same were incurred.

27.  Entire Agreement.
----------------------
This Agreement (together with the agreements and instruments to be executed as contemplated hereby, the form of which are attached hereto as exhibits) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the parties hereto with respect to such subject matter.

28.  No Conflict.
-----------------
Executive represents and warrants that the execution, delivery and performance of this Agreement by Executive will not violate any agreement, undertaking or covenant to which Executive is party or is otherwise bound. Executive represents and warrants that he does not possess any confidential or proprietary documents or other written materials from his current or any former employer.

29.  Notices.
-------------
Any notice to be given hereunder by either party to the other shall be sufficiently given if in writing and delivered in person, transmitted by telecopier or sent by registered or certified mail (postage prepaid and return receipt requested) or recognized overnight delivery service (postage prepaid) addressed as follows, or to such other address or telecopier number as either party may notify to the other in accordance with this paragraph:

    (i) if to the Company:  Outboard Marine Corporation
                            100 Sea Horse Drive
                            Waukegan, Illinois 60085
                            Telecopier No:  (847) 689-6006
                            Attn:  Chief Executive Officer

                            With a copy to:

                            Greenmarine Holdings LLC
                            277 Park Avenue
                            27th Floor
                            New York, NY  10172
                            Telecopier No.:  (212) 350-5253
                            Attn:  Gary K. Duberstein


   (ii) if to Employee:     Andrew Hines
                            20 Saddle River Road
                            Far Hills, NJ 07931

A notice will be effective (i) if delivered in person or by overnight courier, on the business day it is delivered, (ii) if transmitted by telecopier, on the business day of actual confirmed receipt by the addressee thereof, and (iii) if sent by registered or certified mail, three
(3) business days after dispatch.

30.  Counterparts.
------------------
This Agreement may be executed in counterparts, each of which, when so executed, shall be deemed an original and all of which, when taken together, shall constitute one and the same agreement.

31.  Section Headings.
----------------------
The section headings contained in this Agreement are for reference purpose only and shall not affect in any way the meaning or interpretation of this Agreement.

32. Survival of Provisions.
---------------------------
The provisions of Sections 10, 12, 13, 16, 18, 19, 20 and 24 shall survive the termination or expiration of this Agreement.

    IN WITNESS WHEREOF, the parties hereto have executed and delivered this Employment Agreement as of the day and year first above written.


                                     OUTBOARD MARINE CORPORATION

                                      By:    ALFRED D. KINGSLEY
                                             ------------------
                                      Name:  Alfred D. Kingsley
                                      Title: Chairman of the Board


                                             ANDREW HINES
                                             ------------
                                             Andrew Hines

                                                             EXHIBIT 10 (K)
NationsBank
NationsBank of Texas, N.A.
_______________________________________________________________________________

                       FINANCING AND SECURITY AGREEMENT

                                     among

                          NATIONSBANK OF TEXAS, N.A.

                                      and

                          OUTBOARD MARINE CORPORATION
                                 as "Borrower"

                                      and

                         OMC ALUMINUM BOAT GROUP, INC.
                         OMC FISHING BOAT GROUP, INC.
                       OMC LATIN AMERICA/CARIBBEAN, INC.
                                      and
                 RECREATIONAL BOAT GROUP LIMITED PARTNERSHIP,
                           as "Affiliate Guarantors"

                    Dated effective as of November 12, 1997

NationsBank
NationsBank of Texas, N.A.
-------------------------------------------------------------------------------


                       FINANCING AND SECURITY AGREEMENT

    This Financing and Security Agreement dated effective as of November 12, 1997 is entered into among OUTBOARD MARINE CORPORATION, a corporation organized under the laws of the State of Delaware ("Borrower"), OMC ALUMINUM BOAT GROUP,

                                                             EXHIBIT 10 (L)

    THIS FIRST AMENDMENT TO CREDIT AGREEMENT ("First Amendment") dated as of September 10, 1997 by and among GREENMARINE ACQUISITION CORP. (the "Borrower") and AMERICAN ANNUITY GROUP, INC., a Delaware corporation, and GREAT AMERICAN INSURANCE COMPANY, and Ohio corporation (each a "Lender" and collectively the "Lenders".)

    WHEREAS, Borrower and Lenders have entered into a Credit Agreement dated as of August 13, 1997 (the "Credit Agreement") which they now wish to amend in accordance with the terms and provisions hereof;

    NOW, THEREFORE, the parties hereto agree to amend the Credit Agreement upon such terms and conditions as follows:

    1. Capitalized Terms. All capitalized terms used herein shall have the meanings assigned to them in the Credit Agreement unless the context hereof requires otherwise. Any definitions as capitalized terms set forth herein shall be deemed incorporated into the Credit Agreement as amended by this First Amendment.

    2. Definitions. Section 1.2 of the Credit Agreement is hereby amended to add the following definitions to read in their entirety as follows:

"Tender Offer/Merger Expenses" means costs and expenses in connection with the Tender Offer incurred by Acquisition, break-up fees, golden parachute payments and similar expenses incurred by OMC or New OMC arising after a change of control in connection with either the Merger or the Tender Offer, and attorney fees, brokers' and finders' fees incurred by or on behalf of Acquisition in connection with either the Tender Offer or the Merger."

    3. Conditions Precedent. Section 3.1(j) of the Credit Agreement is hereby amended to change the words "to pay expenses of the Tender Offer" and the end thereof to read "to pay Tender Offer/Merger Expenses, up to an amount, in the aggregate, not to exceed $27,500,000."

    4. Tender Offer/Merger Expenses. Article 6 of the Credit Agreement is hereby amended to add a new Section 6.13 to read in its entirety as follows:

    "Section 6.13 Prepayment. While any Loan is outstanding, to the extent that either (i) amounts expended by Borrower or OMC for Tender Offer/Merger Expenses exceed $27,500,000 or (ii) amounts expended by OMC or New OMC to "fund rabbi trusts" upon a change of control of OMC exceed $14,600,000, then in each such case Borrower shall have received, after the funding of the Phase I Loans, cash equity in the amount of such required prepayment."

    5. Reaffirmation of Covenants, Warranties and Representations. Borrower hereby agrees and covenants that all representations and warranties in the Credit Agreement, including without limitation all of those warranties and representations set forth in Article 4, are true and accurate as of the date hereof. Borrower further reaffirms all covenants in the Credit Agreement, as if fully set forth herein, except to the extent modified by this First Amendment.

    6.  Miscellaneous.

       (a) All of the terms, conditions and provisions of the Agreement not herein modified shall remain in full force and effect. In the event a term, condition or provision of the Agreement conflicts with a term, condition or provision of this First Amendment, the latter shall govern.

       (b) This First Amendment shall be governed by and shall be construed and interpreted in accordance with the laws of the State of Ohio.

       (c) This First Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, successors and assigns.

       (d) This First Amendment may be executed in several counterparts, each of which shall constitute an original, but all which together shall constitute one and the same agreement.


    IN WITNESS WHEREOF, this First Amendment has been duly executed and delivered by or on behalf of each of the parties as of the day and in the year first above written.


                                              GREENMARINE ACQUISITION CORP.

                                              BY:  ALFRED D. KINGSLEY
                                                   ------------------
                                                   Alfred D. Kingsley


                                              AMERICAN ANNUITY GROUP, INC.

                                              BY: MARK F. MUETHING
                                                  ----------------
                                                  Mark F. Muething
                                                  Senior Vice President


                                              GREAT AMERICAN INSURANCE COMPANY

                                              BY: EVE CUTLER ROSEN
                                                  ----------------
                                                  Eve Cutler Rosen
                                                  Vice President & Assistant
                                                   Secretary

    THIS SECOND AMENDMENT TO CREDIT AGREEMENT ("Second Amendment"), dated as of September 15, 1997, by and among GREENMARINE ACQUISITION CORP., a Delaware corporation ("Acquisition"), and AMERICAN ANNUITY GROUP, INC., an Ohio corporation (each a "Lender", and collectively, the "Lenders").

    WHEREAS, Acquisition and Lenders have entered into a Credit Agreement, dated as of August 13, 1997, as amended (the "Credit Agreement"), which they now wish to amend in accordance with the terms and provisions hereof;

    NOW, THEREFORE, the parties hereto agree to amend the Credit Agreement as follows:

    1. Section 3.1. Section 3.1(j) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

       (j) Stockholder Equity. Parent shall own beneficially or of record, or shall have transferred to Acquisition, at least Two Million (2,000,000) shares of OMC. In addition, Acquisition shall have received additional stockholders' equity equal to the Minimum Equity Requirement, all of the cash portion of which shall have been used to purchase or will be used simultaneously with the initial funding of the Loan to purchase shares of OMC pursuant to the Tender Offer and to pay expenses of the Tender Offer.

2.   Section 4.1.    Section 4.1(d) of the Credit Agreement is hereby
amended and restated in its entirety to read as follows:

       (d) Other than shares of Capital Stock of OMC acquired or to be acquired pursuant to the Tender Offer or from Parent, Acquisition does not own or hold of record (whether directly or indirectly) any shares of any class of the capital stock of any corporation, nor does Acquisition own or hold (whether directly or indirectly) any legal and/or beneficial equity interest in any partnership, business trust or joint venture or in any other unincorporated trade or business enterprise.

3.   Miscellaneous.

       (a) All of the terms, conditions and provisions of the Credit Agreement not herein modified shall remain in full force and effect. In the event a term, condition or provision of the Credit Agreement conflicts with a term, condition or provision of this Second Amendment, the latter shall govern.

       (b) This Second Amendment shall be governed by and shall be construed and interpreted in accordance with the laws of the State of Ohio.

       (c) This Second Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, successors and assigns.

       (d) This Second Amendment may be executed in several counterparts, each of which shall constitute an original, but all of which together shall constitute one and the same agreement.

    IN WITNESS WHEREOF, this Second Amendment has been duly executed and delivered by or on behalf of the parties as of the date first above written.

                                              GREENMARINE ACQUISITION CORP.

                                              BY: GARY K. DUBERSTEIN
                                                  ------------------
                                                  Gary K. Duberstein

                                              AMERICAN ANNUITY GROUP, INC.

                                              BY: MARK F. MUETHING
                                                  ----------------
                                                  Mark F. Muething
                                                  Senior Vice President


                                              GREAT AMERICAN INSURANCE COMPANY

                                              BY: EVE CUTLER ROSEN
                                                  ----------------
                                                  Eve Cutler Rosen
                                                  Vice President & Assistant
                                                   Secretary

    THIS THIRD AMENDMENT TO CREDIT AGREEMENT ("Third Amendment"), dated as of November 10, 1997, by and among OUTBOARD MARINE CORPORATION, a Delaware corporation ("OMC") and AMERICAN ANNUITY GROUP, INC., a Delaware corporation, and GREAT AMERICAN INSURANCE COMPANY, an Ohio corporation (each a "Lender", and collectively, the "Lenders").

    WHEREAS, Greenmarine Acquisition Corp., a Delaware corporation ("Acquisition"), and Lenders entered into a Credit Agreement, dated as of August 13, 1997, as amended (the "Credit Agreement");

    WHEREAS, Acquisition was merged with and into OMC pursuant to Section 283 of the General Corporation Law of the State of Delaware on September 30, 1997 in accordance with, and upon the filing with the Secretary of State of Delaware of, a Certificate of Ownership and Merger of Acquisition with and into OMC;

    WHEREAS, OMC executed an Adoption Agreement, dated September 30, 1997, adopting the Credit Agreement as the successor to Acquisition;

    WHEREAS, OMC and the Lenders now wish to amend the Credit Agreement in accordance with the terms and provisions hereof;

    NOW, THEREFORE, the parties hereto agree to amend the Credit Agreement as follows:

    1. Section 6.7. Section 6.7(f) of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

       (f) Liens of OMC existing at the Merger or Liens securing any replacement bank credit facility referred to in Section 6.10 hereof as long as such Liens are of the type and extent provided for in the Bank Credit Agreement; and

    2. Section 6.8. Section 6.8 of the Credit Agreement is hereby amended and restated in its entirety to read as follows:

       Section 6.8 No Additional Negative Pledges. Borrower will not create any prohibition or restriction (including any agreement to provide equal or ratable security to any other Person in the event a Lien is granted to or for the benefit of the Lenders) on the creation or existence of any Lien upon the assets of Borrower; provided, however, that this limitation shall not prohibit the agreement by the Borrower not to permit Liens on collateral for the replacement bank credit facility referred to in Section 6.10 hereof other than in favor of such lender.

    3.  Miscellaneous.

       (a) All of the terms, conditions and provisions of the Credit Agreement not herein modified shall remain in full force and effect. In the event a term, condition or provision of the Credit Agreement conflicts with a term, condition or provision of this Third Amendment, the latter shall govern.

       (b) This Third Amendment shall be governed by and shall be construed and interpreted in accordance with the laws of the State of Ohio.

       (c) This Third Amendment shall be binding upon and shall inure to the benefit of the parties hereto and their respective heirs, successors and assigns.

       (d) This Third Amendment may be executed in several counterparts, each of which shall constitute an original, but all of which together shall constitute one and the same agreement.

    IN WITNESS WHEREOF, this Third Amendment has been duly executed and delivered by or on behalf of the parties as of the date first above written.

                                              OUTBOARD MARINE CORPORATION

                                              By: THOMAS G. GOODMAN
                                                  -----------------
                                                  Thomas G. Goodman
                                                  Treasurer


                                              AMERICAN ANNUITY GROUP, INC.

                                              BY: MARK F. MUETHING
                                                  ----------------
                                                  Mark F. Muething
                                                  Senior Vice President


                                              GREAT AMERICAN INSURANCE COMPANY

                                              BY: EVE CUTLER ROSEN
                                                  ----------------
                                                  Eve Cutler Rosen
                                                  Vice President & Assistant
                                                   Secretary

                                                                     EXHIBIT 11

                 OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS
                    (In millions except amounts per share)


                                               Three Months Ended       Twelve Months Ended
                                                  September 30            September 30
                                              -------------------       -------------------
                                               1997        1996          1997        1996
                                              -------     -------       -------     -------
Primary Earnings Per Share:
    Net Earnings (Loss)                      $ (52.4)    $   7.6       $ (79.1)    $  (7.3)
                                              =======     =======       =======     =======

    Weighted Average Number of Shares           20.3        20.1          20.2        20.1
    Common Stock Equivalents                       *         0.1             *           *
                                              -------     -------       -------     -------
    Average Shares Outstanding                  20.3        20.2          20.2        20.1
                                              =======     =======       =======     =======
    Primary Earnings (Loss) Per Share        $ (2.58)    $  0.38       $ (3.91)    $ (0.36)
                                              =======     =======       =======     =======

Fully Diluted Earnings per Share:
    Net Earnings (Loss)                      $ (52.4)    $   7.6       $ (79.1)    $  (7.3)
    Add: After-Tax Interest and
        Related Expense Amortiza-
        tion on 7% Convertible
        Subordinated Debentures                  0.8         0.8           3.3         3.3
                                              -------     -------       -------     -------
    Net Earnings (Loss) Adjusted             $ (51.6)    $   8.4       $ (75.8)    $  (4.0)
                                              =======     =======       =======     =======

    Weighted Average Number of Shares           20.2        20.1          20.1        20.1
    Common Stock Equivalents (Stock Options)     0.1         0.1           0.1         0.1
    Weighted Average Common
        Shares Assuming
        Conversion of 7% Convertible
        Subordinated Debentures                  3.4         3.4           3.4         3.4
                                              -------     -------       -------     -------
    Average Shares Outstanding                  23.7        23.6          23.6        23.6
                                              =======     =======       =======     =======
    Fully Diluted Earnings Per Share         $    **     $  0.36       $    **     $    **
                                              =======     =======       =======     =======

*  The computation of primary earnings per share of common stock is computed without common stock equivalents because inclusion of common stock equivalents is antidilutive.

** The computation of fully diluted earnings per share of common stock is antidilutive;
   therefore, the amount reported for primary and fully diluted earnings per share is the same.
                                    -111-

                                                                    EXHIBIT 12
Outboard Marine Corporation and Subsidiaries
Computation of Ratio of Earnings to Fixed Charges


                                                      (In millions except ratios)

                                                          Pre-Merger Company
                                         ----------------------------------------------------
Years ended September 30                   1997         1996       1995      1994       1993
                                         -------      -------    -------   -------   --------
Earnings (loss):
  Earnings (loss) before provision for
     income taxes                       $ (76.3)     $ (10.4)   $  60.8   $  53.4   $ (159.9)

  Interest expense                         16.2         12.3       23.1      15.1       19.8
  Interest portion of rent expense          1.1          1.2        1.3       1.3        1.0
                                         -------      -------    -------   -------   --------
     Earnings (loss)                    $ (59.0)     $   3.1    $  85.2   $  69.8   $ (139.1)
                                         =======      =======    =======   =======   ========


Fixed Charges:
  Interest expense                         16.2         12.3       23.1      15.1       19.8
  Interest portion of rent expense          1.1          1.2        1.3       1.3        1.0

                                         -------      -------    -------   -------   --------
     Fixed Charges                      $  17.3      $  13.5    $  24.4   $  16.4   $   20.8
                                         =======      =======    =======   =======   ========

Ratio of earnings to fixed charges                       0.2        3.5       4.3
                                                      =======    =======   =======

Excess of fixed charges over earnings   $  76.3                                     $  159.9
                                         =======                                     ========

                                    -112-

                                                         EXHIBIT 21

                              Parent Corporation
                              ------------------

                                      Jurisdiction of
 Subsidiary                           Incorporation     Ownership
 ----------------------------------   --------------    ---------
 Outboard Marine Corporation             Delaware        Closely
                                                         Held

                             Domestic Subsidiaries
                             ---------------------
                           (As of January 12, 1998)

                                      Jurisdiction of
 Subsidiary                           Incorporation     Ownership
 ----------------------------------   --------------    ---------
 OMC Aluminum Boat Group, Inc.           Delaware          100%

   Syracuse Transportation, Inc.         Indiana           100%

 OMC & Co.                               Delaware          100%

 OMC Development Inc.                    Delaware          100%

 OMC Distributors, Inc.-San Francisco    California        100%

 OMC Europe, Inc.                        Delaware          100%

 OMC Fishing Boat Group, Inc.            Delaware          100%

 OMC Holdings, Inc.                      Delaware          100%

                                                               1
      RBG LEASING L. P.                  Delaware           51%

 OMC Latin America/Caribbean, Inc.       Delaware          100%

 OMC Partners, Inc.                      Delaware          100%

 OMC Recreational Boat Group, Inc.       Delaware          100%

      Recreational Boat Group Limited                           2
        Partnership                      Delaware          62.2%

 OMC Venture, Inc. (formerly Lawn-Boy    Delaware          100%

 OMCEMA, Inc.                            Delaware          100%

 Outboard Marine Holdings, Inc.          Delaware          100%

 Outboard Marine Venture Capital
      Corporation                        Delaware          100%

 -----------------------------------------------------------------
 1
  51% owned by OMC Holdings, Inc. and 49% owned by Spinnaker Investments, Inc. a nonaffliated company

 2
  Outboard Marine Corporation owns the other 37.8%

                     International Subsidiaries
                     --------------------------

                                      Jurisdiction of
 Subsidiary and Address               Incorporation     Ownership
 ----------------------               --------------    ---------

 OMC Europe, V.O.F.                      Belgium           100%

 OMC Holdings France, S.N.C.             France            100%

      OMC France, S.N.C.                 France            100%

      OMC Power Boats S.A.R.L. France    France            100%

 OMC Norge AS                            Norway            100%

 OMC Outboard Marine
      Deutschland G.M.B.H.               Germany           100%

 OMC Sverige Aktiebolag                  Sweden            100%

 Outboard Marine Corporation
      Asia Limited                       Hong Kong         100%

 Outboard Marine Corporation
      (Australia), PTY, Ltd.             Australia         100%

 Outboard Marine Corporation
      of Canada, Ltd.                    Ontario           100%

      Altra Marine Products, Inc.        Quebec            100%

 Outboard Marine de Mexico,
      S.A. de C.V.                       Mexico            100%

 Outboard Marine GmbH                    Germany           100%

                                                               3
      FICHT GmbH & Co. KG                Germany            51%

 Outboard Marine Motors Amazonia LTDA    Brazil            100%

 Outboard Marine Nederland B.V.          Netherlands       100%

 -----------------------------------------------------------------
 3
  51% owned by Outboard Marine G.M.B.H. & 49% owned by members of the Ficht family.

                                                               EXHIBIT 23


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

 As independent public accountants, we hereby consent to the incorporation of our reports incorporated by reference and included in this Form 10-K, into the Company's previously filed Registration Statement on Form S-3 (File Nos. 33-12759 and 33-47354).

                                                  BY: ARTHUR ANDERSEN LLP
                                                      -------------------
                                                      Arthur Andersen LLP

 Chicago, Illinois
 January 12, 1998