Form 10-K/A
period 1997-09-30
OUTBOARD MARINE CORP
filed 1998-01-22
CIK 75149

                                   FORM 10-K/A

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

 All the fields in which OMC is engaged are highly competitive. OMC believes it is the world's second largest producer of outboard motors and the second largest recreational powerboat manufacturer.

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

                                    -13-

Outboard Marine Corporation
Statements of Consolidated Financial Position

                                                                      (Dollars in millions)
                                                             --------------------------------------
                                                              Post-Merger       |        Pre-Merger
                                                                Company         |         Company
                                                              -----------       |        ----------
September 30                                                      1997          |           1996
                                                               ---------        |         --------
Assets                                                                          |
Current Assets:                                                                 |
  Cash and cash equivalents                                  $    54.4          |        $  95.5
  Receivables (less reserve for doubtful receivables of                         |
    $ 6.7 million in 1997 and $11.6 million in 1996)             153.2          |          167.6
  Inventories                                                    176.9          |          165.1
  Deferred income tax benefits                                    19.0          |           15.6
  Other current assets                                            67.5          |           23.7
                                                               --------         |         -------
      Total Current Assets                                       471.0          |          467.5
                                                                                |
Product Tooling, net                                              34.2          |           51.6
Plant and Equipment, net                                         210.2          |          218.9
Goodwill                                                         250.2          |           29.1
Trademarks, Patents and Other Intangibles                         83.9          |            9.2
Pension Asset                                                     74.4          |           50.1
Other Assets                                                      55.1          |           47.3
                                                               --------         |         -------
          Total Assets                                       $ 1,179.0          |        $ 873.7
                                                                                |
Liabilities and Shareholders' Investment                                        |
Current Liabilities:                                                            |
  Loan payable                                               $    96.0          |        $    --
  Accounts payable                                               142.0          |           90.0
  Accrued liabilities                                            182.0          |          151.9
  Accrued income taxes                                             6.6          |           11.2
  Current maturities and sinking fund requirements of                           |
    long-term debt                                                72.9          |            0.2
                                                               --------         |         -------
      Total Current Liabilities                                  499.5          |          253.3
                                                                                |
Long-Term Debt                                                   103.8          |          177.6
Postretirement Benefits Other than Pensions                       96.0          |          100.7
Other Non-Current Liabilities                                    202.7          |          104.5
                                                                                |
Shareholders' Investment:                                                       |
  Common stock - 25 million shares authorized at $.01                           |
    par value with 20.4 million shares outstanding in                           |
    1997; 90 million shares authorized at $.15 par                              |
    value with 20.1 million shares outstanding in 1996             0.2          |            3.0
  Capital in excess of par value of common stock                 276.8          |          114.1
  Accumulated earnings employed in the business                     --          |          134.4
  Minimum pension liability adjustment                              --          |           (3.1)
  Cumulative translation adjustments                                --          |           (8.5)
  Treasury stock at cost, .1 million shares in 1996                 --          |           (2.3)
                                                               --------         |         -------
      Total shareholders' investment                             277.0          |          237.6
                                                               --------         |         -------
          Total Liabilities and Shareholders' Investment     $ 1,179.0          |        $ 873.7
                                                               ========         |         =======

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
                                                                          =======            =========     =========

The accompanying notes are an integral part of these statements

                                    -15-

Outboard Marine Corporation
Statements of Changes in Consolidated Stockholders' Investment

                                                                        (In millions)
                                      ----------------------------------------------------------------------------------
                                                                                                   Cumula-
                                                          Capital in  Accumulated                   tive
                                           Issued         Excess of    Earnings      Minimum       Trans-
                                        Common Stock      Par Value    Employed      Pension        lation
                                      ----------------    of Common     in the      Liability      Adjust-    Treasury
                                       Shares   Amount     Stock       Business     Adjustment      ments      Stock
                                      -------  -------   ----------   -----------   -----------   ---------   --------
Balance-September 30, 1994             20.2*   $  3.0     $  110.7      $  106.3       $    --     $  (6.6)   $  (4.4)

Net earnings                             --        --           --          51.4            --          --         --
Dividends declared-40 cents per share    --        --           --          (8.0)           --          --         --
Shares issued under stock plans          --        --          1.5            --            --          --        0.8
Translation adjustments                  --        --           --            --            --         1.1         --
                                      -------   ------     --------      --------       -------     -------    -------
Balance-September 30, 1995             20.2*   $  3.0     $  112.2      $  149.7       $    --     $  (5.5)   $  (3.6)

Net loss                                 --        --           --          (7.3)           --          --         --
Dividends declared-40 cents per share    --        --           --          (8.0)           --          --         --
Minimum pension liability adjustment     --        --           --            --          (3.1)         --         --
Shares issued under stock plans          --        --          1.9            --            --          --        1.3
Translation adjustments                  --        --           --            --            --        (3.0)        --
                                      -------   ------     --------      --------       -------     -------    -------
Balance-September 30, 1996             20.2*   $  3.0     $  114.1      $  134.4       $  (3.1)    $  (8.5)   $  (2.3)

Net loss                                 --        --           --         (79.1)           --          --         --
Dividends declared-20 cents per share    --        --           --          (4.0)           --          --         --
Minimum pension liability adjustment     --        --           --            --           (.4)         --         --
Shares issued under stock plans         0.3       0.1          3.8            --            --          --         --
Translation adjustments                  --        --           --            --            --        (7.3)        --
                                      -------   ------     --------      --------       -------     -------    -------
Balance-September 30, 1997 -
 Pre-Merger Company                    20.5*   $  3.1     $  117.9      $   51.3       $  (3.5)    $ (15.8)   $  (2.3)
                                      =======   ======     ========      ========       =======     =======    =======
----------------------------------------------------------------------------------------------------------------------

Balance-September 30, 1997 - Post-
 Merger Company prior to merger        20.5*   $  3.1     $  117.9      $   51.3       $  (3.5)    $ (15.8)   $  (2.3)

Cancellation of Pre-Merger Company
 shares upon merger                   (20.5)*    (3.1)      (117.9)        (51.3)          3.5        15.8        2.3

Issuance of Post-Merger Company
 shares upon merger                    20.4       0.2        276.8            --            --          --         --
                                      -------   ------     --------      --------       -------     -------    -------
Balance-September 30, 1997 -
 Post-Merger Company                   20.4    $  0.2     $  276.8      $     --       $    --     $    --    $    --
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

 (2) In fiscal 1996 the Named Executives, except Mr. Bowman, and certain other employees of the Company received grants of Restricted Stock at prices of $16.00-$20.25 per share based on the closing price of a share of Common Stock on the date of grant. The number of shares granted were 255,000 having an aggregate value on the date of grant of $5,037,500. Based on the value of a share of Common Stock as of September 30, 1997, the aggregate value of all outstanding restricted stock was $4,590,000. The restricted stock granted in fiscal year 1996, like prior grants of restricted stock, was not to vest for a period of five years, except for one grant of 5,000 shares which was not to vest for a period of three years. However, as a result of the change of control which occurred on September 11, 1997 pursuant to the acquisition by Greenmarine of in excess of 90% of the outstanding shares of the Company's common stock, all restricted stock fully vested and was either paid-out in cash in an amount per share equal to the $18.00 per share merger consideration or held by the Company pending negotiations on employment or severance agreements, as may be applicable to the respective Executive Officers or former Executive Officers.

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

 As of September 24, 1997, the Company and Harry W. Bowman entered into a Consulting Agreement whereby Mr. Bowman agreed to resign from his positions as President, Chief Executive Officer and Chairman of the Board. Pursuant to the agreement, Mr. Bowman was to receive certain benefits from the Company, including (1) a cash payment in the amount of $940,000, (2) from the date of the agreement through March 31, 1998, an employment fee in the amount of $230,000, (3) from April 1, 1998 through September 30, 1998, a consulting fee in the amount of $230,000, (4) in exchange for his agreement not to engage in any competitive activity or make any disparaging statements about the Company or any of its employees, officers, or directors, Mr. Bowman received a cash payment in the amount of $700,000, (5) the retirement benefits to which Mr. Bowman was entitled to under the Employment Agreement entered into between the Company and Mr. Bowman dated February 14, 1995, (6) coverage under the Company's welfare and benefit plans through September 30, 1998, (7) compensation for outplacement services and reimbursement for certain financial advisory services, (8) gross-up payments for any excise tax resulting from the application imposed by Section 4999 of the Internal Revenue Code of 1986 as amended resulting from the change of control provisions of Section 280G of the Code and (9) reimbursement for certain legal fees associated with the interpretation or enforcement of the Consulting Agreement. In consideration of these benefits, Mr. Bowman agreed that the Employment Agreement dated February 14, 1995, except those provisions which survive through the Consulting Agreement, and the Severance Agreement dated March 31, 1997 between the Company and Mr. Bowman would be terminated.

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
                               Andrew P. Hines        Director and principal
                                                      accounting officer

                          OUTBOARD MARINE CORPORATION

                                 EXHIBIT INDEX


 \Exhibit 3:  Articles of Incorporation and By-Laws:

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

                                                              EXHIBIT 3 (A)

                      CERTIFICATE OF OWNERSHIP AND MERGER

                                      OF

                         GREENMARINE ACQUISITION CORP.
                           (a Delaware Corporation)

                                 WITH AND INTO

                          OUTBOARD MARINE CORPORATION
                           (a Delaware Corporation)

          (UNDER SECTION 253 OF THE DELAWARE GENERAL CORPORATION LAW)

                              * * * * * * * * * *

    Greenmarine Acquisition Corp. (the "Corporation"), a corporation organized and existing under the laws of the State of Delaware, DOES HEREBY
CERTIFY:

    FIRST: That the Corporation was incorporated on August 4, 1997 pursuant to the General Corporation Law of the State of Delaware.

    SECOND: That the Corporation is the owner of more than ninety percent (90%) of the outstanding shares of common stock of Outboard Marine Corporation, a corporation organized and existing under the laws of the State of Delaware ("OMC"), and OMC has no class of capital stock outstanding other than the common stock.

    THIRD: That the Corporation hereby merges with and into OMC (the "Merger"), to be effective as of the date and time of filing of this Certificate of Ownership and Merger with the Secretary of State of the State of Delaware.

    FOURTH: That the name of the surviving corporation of the Merger which will continue its existence upon the effective time of the Merger (the "Surviving Corporation") is:

                          Outboard Marine Corporation

    FIFTH: That the Certificate of Incorporation of the Surviving Corporation shall be the Restated Certificate of Incorporation annexed hereto as Exhibit A, until duly amended in accordance with applicable law and the terms thereof.

    SIXTH: The following is a copy of resolutions duly adopted as of September 30, 1997 by the Unanimous Written Consent of the Board of Directors of the Corporation in connection with the Merger:

    RESOLVED, that it is desirable and in the best interests of the Corporation that it be merged with and into Outboard Marine Corporation ("OMC", and the "Merger"), as contemplated in the Corporation's Offer to Purchase, dated August 8, 1997, a copy of which was filed with the Securities and Exchange Commission as Exhibit (a)(1) to the Corporation's Tender Offer Statement on Schedule 14D-1 relating to the Corporation's offer to purchase all outstanding shares of common stock of OMC at a price of $18.00 per share, net to the seller in cash, without interest thereon; and further

    RESOLVED, that OMC shall be the surviving corporation in the Merger (the "Surviving Corporation") under the name "Outboard Marine Corporation" and shall continue its existence under the law of Delaware, and at the time the Merger becomes effective in accordance with applicable law (the "Effective Time"), the separate corporate existence of the Corporation shall cease to exist; and further

    RESOLVED, that at the Effective Time each share of common stock of OMC that is held in the treasury of OMC, as well as all shares of common stock of OMC owned by the Corporation shall, by virtue of the Merger, be canceled and retired and shall cease to exist and no consideration shall be delivered or deliverable in exchange therefor; and further

    RESOLVED, that at the Effective Time each share of common stock of OMC issued and outstanding immediately prior thereto shall cease to be outstanding and shall be canceled and retired and cease to exist, and each holder of shares of common stock of OMC (other than OMC, the Corporation or Greenmarine Holdings LLC, and stockholders who perfect their appraisal rights under Section 262 of the Delaware General Corporation Law) shall thereafter cease to have any rights with respect to such shares of common stock of OMC except the right to receive $18.00 per share in cash, without any interest thereon and less any required withholding taxes (the "Merger Consideration") (which shall be paid upon surrender of certificates formerly representing each such share of OMC pursuant to a duly executed Letter of Transmittal (defined below)); and further

    RESOLVED, that at the Effective Time, each share of capital stock of the Corporation issued and outstanding immediately prior to the Effective Time shall be converted into and become 204,000 fully paid and non-assessable share of common stock of the Surviving Corporation; and further

    RESOLVED, that the Certificate of Incorporation of the Surviving Corporation shall be the Restated Certificate of Incorporation annexed hereto as Exhibit A, until duly amended in accordance with applicable law and the terms thereof; and further

    RESOLVED, that the By-laws of the Corporation, in effect immediately prior to the effective time of the Merger, shall be the By-laws of the Surviving Corporation until duly amended in accordance with the terms thereof, the terms of the Restated Certificate of Incorporation, and the General Corporation Law of the State of Delaware; and further

    RESOLVED, that the prior resignations of each of Frank Borman, William C. France, Ilene G. Gordon, Richard T. Lindgren, J. Willard Marriott, Jr., Donald L. Runkle, Richard F. Teerlink, Harry W. Bowman and Richard J. Stegemeier as directors of OMC are hereby ratified in all respects; and further

    RESOLVED, that the resignation of Harry W. Bowman as Chairman of the Board, President, and Chief Executive Officer is hereby accepted and ratified in all respects; and further

    RESOLVED, that the number of directors constituting the entire Board of Directors of the Surviving Corporation shall be five (5); and further

    RESOLVED, that the appointment of each of Alfred D. Kingsley, Gary K. Duberstein, Richard Katz, Ron Hiram and David D. Jones, Jr. as directors of the Surviving Corporation until their respective successors are duly elected and qualified or until their respective earlier resignation or removal, be, and hereby is, approved and ratified in all respects; and further

    RESOLVED, that the following persons be, and each of them hereby is, elected to the office or offices of the Surviving Corporation set forth opposite each of their respective names, to serve until their respective successors are duly elected and qualified or until their earlier resignation or removal:

           Name                         Office
           -------------------          ---------------------------
           Alfred D. Kingsley           Chairman of the Board
           Richard Katz                 Vice-Chairman of the Board
           Gary K. Duberstein           Vice-Chairman of the Board;
                                         and Assistant Secretary
           David D. Jones, Jr.          President and Chief Executive
                                         Officer

; and further

    RESOLVED, that each outstanding stock option (collectively, the "Options") that is outstanding immediately prior to the Effective Time shall be acquired by the Surviving Corporation promptly after Effective Time and upon the delivery by such option holder to the Surviving Corporation of a written release letter, in form and substance satisfactory to the Surviving Corporation, for a cash payment by the Surviving Corporation in an amount equal to (A) the excess, if any, of (i) $18.00 over (ii) the exercise price per share of common stock of OMC subject to the Option, multiplied by (B) the number of shares of common stock for which the Option shall not have theretofore been exercised; provided, however, that with respect to any person subject to
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), any such amount shall be paid as soon as practicable after the first date payment can be made to any such person without liability to such person under Section 16(b) of the Exchange Act; and further

    RESOLVED, that promptly after the Effective Time, the Paying Agent is authorized to mail to each holder of record of former shares of common stock of OMC a letter of transmittal (a "Letter of Transmittal"), which shall specify that delivery shall be effected, and risk of loss and title to certificates evidencing such former shares shall pass, only upon delivery of such certificates to the Paying Agent, and the instructions for effecting the surrender of such certificates in exchange for the Merger Consideration; and further

    RESOLVED, that, upon the surrender of a certificate evidencing former shares of common stock of OMC to the Paying Agent, together with a Letter of Transmittal duly executed and completed in accordance with the instructions thereto and such other documents as may be reasonably required by the Paying Agent, the Paying Agent is authorized in all respects to promptly pay to the holder of such certificates in exchange therefor the Merger Consideration payable with respect to the shares of common stock of OMC represented by such certificates and, immediately upon the surrender of such certificates, the shares represented thereby shall forthwith be canceled; and further

    RESOLVED, that, at or after the Effective Time, there shall be no transfers on the stock transfer books of OMC of the shares of common stock of OMC which were outstanding immediately prior to the Effective Time; and further

    RESOLVED, that the proper officers of the Surviving Corporation be, and hereby are, authorized in all respects to cause to be returned to the Surviving Corporation any portion of the cash funds deposited with the Paying Agent for the purpose of paying the Merger Consideration (including the proceeds of any interest and other income received by the Paying Agent in respect of such funds) that remains unclaimed by the former stockholders of OMC one (1) year after the Effective Time; and further

    RESOLVED, that any former stockholder of OMC who has not surrender his, her or its certificates evidencing former shares of common stock of OMC in exchange for Merger Consideration before one (1) year after the Effective Time shall thereafter be entitled to look only to the Surviving Corporation for payment of any Merger Consideration that may be payable in respect of former shares of common stock of OMC held by such former stockholder, without any interest thereon; and further

    RESOLVED, that if any certificate evidencing former shares of common stock of OMC is claimed to have been lost, stolen or destroyed, upon the making of an affidavit of that fact and the provision of an indemnity against any claim that may be made against the Surviving Corporation with respect to such certificate by the person claiming such certificate to be lost, stolen or destroyed, the Paying Agent be, and hereby is, authorized to issue in exchange for such lost, stolen or destroyed certificate the Merger Consideration payable in respect thereof; and further

    RESOLVED, that the appropriate officers of the Corporation be, and each of them hereby is, authorized, empowered and directed, in the name and on behalf of the Corporation, to prepare and execute the Certificate of Ownership and Merger setting forth a copy of the resolutions to merge the Corporation with and into OMC, and to cause the same to be filed with the Secretary of State of the State of Delaware and a certified copy thereof to be recorded in the Office of the Recorder of Deeds of New Castle County, and to do all acts and things whatsoever, whether within or without the State of Delaware, which may be necessary or appropriate to effect the Merger; and further

    RESOLVED, that the appropriate officers of the Corporation be, and each of them hereby is, authorized, empowered and directed, in the name and on behalf of the Corporation, to notify each stockholder of record of OMC entitled to notice within 10 days after the effective date of the Merger that the Certificate of Ownership and Merger has been filed with the Secretary of State of the State of Delaware and that the Merger has become effective, and of the rights of appraisal available to stockholders of OMC pursuant to Section 262 of the Delaware General Corporation Law; and further

    RESOLVED, that the appropriate officers of the Corporation be, and each of them hereby is, authorized, empowered and directed, in the name and on behalf of the Corporation, to take such additional lawful action and to execute and deliver such additional agreements, documents and instruments as any of them may deem necessary or appropriate to implement the provisions of the foregoing resolutions, the authority for the taking of such action and the execution and delivery of such agreements, documents and instruments to be conclusively evidenced thereby.

    SEVENTH: That the proposed Merger has been approved by Greenmarine Holdings LLC, the sole stockholder of the Corporation, by written consent in lieu of a meeting pursuant to Section 228 of the Delaware General Corporation Law.

    IN WITNESS WHEREOF, Greenmarine Acquisition Corp. has caused this certificate to be signed by Alfred D. Kingsley, its President and Chief Executive Officer, and attested to by Gary K. Duberstein, its Vice President and Secretary, this 30th day of September, 1997.

                                     GREENMARINE ACQUISITION CORP.

                                     By:    ALFRED D. KINGSLEY
                                            ------------------
                                     Name:  Alfred D. Kingsley
                                     Title: President and CEO


ATTEST BY:

           GARY K. DUBERSTEIN
           ------------------
     Name: Gary K. Duberstein
    Title: Vice President and Secretary

                                                                EXHIBIT A
                                                                ---------

                                   RESTATED
                         CERTIFICATE OF INCORPORATION
                                      OF
                          OUTBOARD MARINE CORPORATION

    FIRST:  The name of the Corporation is "Outboard Marine Corporation".

    SECOND: The address of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, City of Wilmington, County of New Castle, State of Delaware. The name of the registered agent of the Corporation in the State of Delaware at such address is the Corporation Trust Company.

    THIRD: The purpose of the Corporation is to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware, as from time to time amended.

    FOURTH: The total number of shares of all classes of stock which the Corporation shall have authority to issue is 26,000,000 shares, consisting of:

    (a) 1,000,000 shares of Preferred Stock, par value $0.01 per share; and

    (b) 25,000,000 shares of Common Stock, par value $.01 per share.

    Except as otherwise provided by law, the shares of stock of the Corporation, regardless of class, may be issued by the Corporation from time to time in such amounts, for such consideration and for such corporate purposes as the Board of Directors may from time to time determine.

    Shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors is authorized, by resolution adopted and filed in accordance with law, to provide for the issue of such series of shares of Preferred Stock. Each series of shares of Preferred Stock, to the full extent now or hereafter permitted by this Certificate of Incorporation and the laws of the State of Delaware, (a) may have such voting powers, full or limited, or may be without voting powers; (b) may be subject to redemption at such time or times and at such prices; (c) may be entitled to receive dividends (which may be cumulative or non-cumulative) at such rate or rates, on such conditions and at such times, and payable in preference to, or in such relation to, the dividends payable on any other class or classes or series of stock; (d) may have such rights upon the dissolution of, or upon any distribution of the assets of, the corporation; (e) may be made convertible into, or exchangeable for, shares of any other class or classes or of any other series of the same or any other class or classes of stock of the corporation or such other corporation or other entity at such price or prices or at such rates of exchange and with such adjustments; (f) may be entitled to the benefit of a sinking fund to be applied to the purchase or redemption of shares of such series in such amount or amounts; (g) may be entitled to the benefit of conditions and restrictions upon the creation of indebtedness of the corporation or any subsidiary, upon the issue of any additional shares (including additional shares of such series or of any other series) and upon the payment of dividends or the making of other distributions on, and the purchase, redemption or other acquisition by the corporation or any subsidiary of, any outstanding shares of the corporation; and (h) may have such other relative, participating, optional or other special rights, qualifications, limitations or restrictions thereof, all as shall be stated in said resolution or resolutions providing for the issue of such shares of Preferred Stock. Shares of Preferred Stock of any series that have been redeemed or repurchased by the corporation (whether through the operation of a sinking fund or otherwise) or that, if convertible or exchangeable, have been converted or exchanged in accordance with their terms shall be retired and have the status of authorized and unissued shares of Preferred Stock of the same series and may be reissued as a part of the series of which they were originally a part or may, upon the filing of an appropriate certificate with the Secretary of State of Delaware, be reissued as part of a new series of shares of Preferred Stock to be created by resolution or resolutions of the Board of Directors or as part of any other series of shares of Preferred Stock, all subject to the conditions or restrictions on issuance set forth in the resolution of resolutions adopted by the Board of Directors providing for the issue of any series of shares of Preferred Stock.

    Subject to the provisions of applicable law or of the By-laws with respect to the closing of the transfer books or the fixing of a record date for the determination of stockholders entitled to vote, and except as otherwise provided by law or by the resolution or resolutions providing for the issue of any series of Preferred Stock, the holders of outstanding shares of Common Stock shall exclusively possess the voting power for the election of directors and for all other purposes, each holder of record of shares of Common Stock being entitled to one vote for each share of Common Stock standing in his name on the books of the Corporation.

    FIFTH: In furtherance and not in limitation of the powers conferred by law, subject to any limitations contained elsewhere in these articles of incorporation, by-laws of the Corporation may be adopted, amended or repealed by a majority of the board of directors of the Corporation, but any by-laws adopted by the board of directors may be amended or repealed by the stockholders entitled to vote thereon. Election of directors need not be by written ballot.

    SIXTH:  The Corporation shall indemnify, to the full extent permitted by
Section 145 of the General Corporation Law of Delaware, as amended from time to time, all persons whom it may indemnify pursuant thereto. No director shall be personally liable to the Corporation or any stockholder for monetary damages for breach of fiduciary duty as a director, except for any matter in respect of which such director shall be liable under Section 174 of Title 8 of the General Corporation Law of Delaware or any amendment thereto or successor provision thereto or shall be liable by reason that, in addition to any and all other requirements for such liability, such director (i) shall have breached his or her duty of loyalty to the Corporation or its stockholders, (ii) shall not have acted in good faith or, in failing to act, shall not have acted in good faith,
(iii) shall have acted in a manner involving intentional misconduct or a knowing violation of law or, in failing to act, shall have acted in a manner involving intentional misconduct or a knowing violation of law or (iv) shall have derived an improper personal benefit. Neither the amendment nor repeal of this Article Seventh nor the adoption of any provision of the Certificate of Incorporation inconsistent with this Article Seventh, shall eliminate or reduce the effect of this Article Seventh in respect of any matter occurring, or any cause of action, suit or claim that, but for this Article Seventh, would accrue or arise, prior to such amendment, repeal or adoption of an inconsistent provision.

    SEVENTH: A director of the Corporation shall not in the absence of fraud be disqualified by the holding of such office from dealing or contracting with the Corporation either as a vendor, as a purchaser or otherwise, nor in the absence of fraud shall a director of the Corporation be liable to account to the Corporation for any profit realized by said director, from or through any transaction or contract of the Corporation by reason of the fact that said director, or any firm of which said director is a member, or any corporation of which said director is an officer, director or stockholder, was interested in such transaction or contract if such transaction or contract has been authorized, approved or ratified in the manner provided in the Business

Corporation Law of the State of Delaware for authorization, approval or ratification of transactions or contracts between the Corporation and one or more of its directors or officers, or between the Corporation and any other corporation, partnership, association or other organization in which one or more of its directors or officers are directors or officers or have a financial interest.

                               *       *       *

PAGE>             68

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

PAGE>             69

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

PAGE>             70

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

PAGE>             71

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

PAGE>             72

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

PAGE>             73

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

PAGE>             74

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

PAGE>             75

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

PAGE>             76

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

PAGE>             77

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

PAGE>             78

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

PAGE>             79
                                                           EXHIBIT 4(C)


                       NOTICE OF SUPPLEMENTAL INDENTURE

To all Holders of 7% Convertible Subordinated Debentures Due 2002 of Outboard Marine Corporation:

    Please be advised that, in accordance with Section 1209 of the Indenture (the "Indenture") for the 7% Convertible Subordinated Debentures Due 2002 (the "Debentures"), dated June 22, 1992, between Outboard Marine Corporation, a Delaware corporation (the "Company") and LaSalle National Bank, as Trustee
(the "Trustee"), the Company and the Trustee have executed a Supplemental Indenture (the "Supplemental Indenture"), dated as of October 1, 1997, to reflect the merger on September 30, 1997 of Greenmarine Acquisition Corp., a Delaware corporation ("Greenmarine"), into the Company (the "Merger") pursuant to which each share of Company common stock issued and outstanding immediately prior thereto (other than shares of Company common stock in the treasury of the Company, shares held by the Company or the parent of Greenmarine, or shares held by stockholders of the Company who properly exercised their appraisal rights under Delaware corporate law) was converted into the right to receive $18.00 in cash, without any interest and less any required withholding taxes. As a result of the merger each outstanding Debenture is now convertible, during the period that such Debenture is convertible, and subject to the other conditions, as specified in Article Twelve of the Indenture, into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Debentures so converted only. A copy of the Supplemental Indenture is attached hereto in its entirety as Exhibit A.

 October 30, 1997


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

PAGE>             80

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

PAGE>             81

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


                                          OUTBOARD MARINE CORPORATION

                                          By: /s/ DAVID D. JONES, JR.
                                                  -------------------
                                          Name:   David D. Jones, Jr.
                                          Title:  President and Chief
                                                  Executive Officer


                                          LASALLE NATIONAL BANK

                                          By: /s/ LAURA H. MACKEY
                                                  ---------------
                                          Name:   Laura H. Mackey
                                          Title:  Assistant Vice President

PAGE>             82

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


    EXECUTED this 12th day of September, 1997.

                                       OUTBOARD MARINE CORPORATION

                                       By: /s/ HARRY W. BOWMAN
                                               ---------------
                                               Harry W. Bowman
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer

PAGE>             83

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


    Executed this 12th day of September, 1997.

                                       OUTBOARD MARINE CORPORATION

                                       By: /s/ HARRY W. BOWMAN
                                               ---------------
                                               Harry W. Bowman
                                               Chairman of the Board,
                                               President and Chief Executive
                                               Officer

PAGE>             84
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

PAGE>             85

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

PAGE>             86

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

PAGE>             87

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

PAGE>             88

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

PAGE>             89

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

PAGE>             90

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

PAGE>             91

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

PAGE>             92

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

If to the Consultant:  Mr. Harry W. Bowman
                       155 Honeysuckle Road
                       Lake Forest, IL 60045

With a Copy to:        Craig T. Boyd
                       Butler, Rubin, Saltarelli & Boyd
                       1800 Three First National Plaza
                       Chicago, IL  60602

PAGE>             93

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

PAGE>             95

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

                    Dated effective as of November 12, 1997

NationsBank
NationsBank of Texas, N.A.
-------------------------------------------------------------------------------


                       FINANCING AND SECURITY AGREEMENT

    This Financing and Security Agreement dated effective as of November 12, 1997 is entered into among OUTBOARD MARINE CORPORATION, a corporation organized under the laws of the State of Delaware ("Borrower"), OMC ALUMINUM BOAT GROUP, INC., a corporation organized under the laws of the State of Delaware ("ABG"), OMC FISHING BOAT GROUP, INC., a corporation organized under the laws of the State of Delaware ("FBG"), OMC LATIN AMERICA/CARIBBEAN, INC., a corporation organized under the laws of the State of Delaware ("LAC"), and RECREATIONAL BOAT GROUP LIMITED PARTNERSHIP, a limited partnership organized under the laws of the State of Delaware ("RBG"), and NATIONSBANK OF TEXAS, N.A., a national banking association ("Lender"), as follows: Borrower and Lender desire to enter into certain financing arrangements according to the terms and provisions set forth hereinbelow. Therefore, for and in consideration of Ten Dollars ($10.00) and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged, together with the mutual benefits provided herein, Borrower and Lender hereby agree as follows:


                            ARTICLE I.  DEFINITIONS

The following definitions shall apply throughout this Agreement:

    1.1 "ABG" means ALUMINUM BOAT GROUP, INC., a corporation organized under the laws of the State of Delaware, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3695740.

    1.2 "Account Debtor" means a Person who is obligated on a Receivable.

    1.3 "Adjusted Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by Lender to be equal to the quotient obtained by dividing (a) the Eurodollar Rate for such Eurodollar Loan for such Interest Period by (b) one (1) minus the Eurodollar Reserve Requirement for such Eurodollar Loan for such Interest Period. Determination of the Adjusted Eurodollar Rate shall be made by Lender in its discretion and shall be binding and conclusive in the absence of manifest error.

    1.4 "Affiliate" means, with respect to any Person, (a) any partner, officer, shareholder (if holding more than ten percent (10.0%) of the outstanding Capital Stock of such Person), director, employee or managing agent of such Person, (b) any other Person (other than a Subsidiary) that,
    (i) directly or indirectly through one or more intermediaries, controls or is controlled by, or is under common control with, such Person, (ii) directly or indirectly beneficially owns or holds ten percent (10.0%) or more of any class of Voting Stock of such Person or any Subsidiary of such Person, or (iii) ten percent (10.0%) or more of the Voting Stock of which is directly or indirectly beneficially owned or held by such Person or a Subsidiary of such Person. The term "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through ownership of Voting Stock, by contract or otherwise.

    1.5 "Affiliate Guarantor" means each of ABG, FBG, LAC and RBG.

    1.6 "Affiliate Subordination Agreements" means the subordination agreements respecting officers, directors, shareholders or Affiliates of Borrower as prescribed by paragraph 7.16.

    1.7 "Agreement" means and includes this Financing and Security Agreement and all exhibits, schedules, addenda and other attachments hereto, and any renewal, extension, amendment, modification, restatement or supplement hereof.

    1.8 "Borrower" means OUTBOARD MARINE CORPORATION, a corporation organized under the laws of the State of Delaware, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-1589715.

    1.9 "Borrowing Base" at any time means an amount equal to the sum of (a) up to a maximum of eighty-five percent (85.0%) of the net amount of Eligible Accounts, plus (b) up to a maximum of sixty percent (60.0%) of the net amount of Eligible Inventory, minus (c) the Reserve.

    1.10 "Business Day" means (a) any calendar day other than Saturday, Sunday or other day on which banks in Dallas, Texas are authorized to close, and
    (b) with respect to any Eurodollar Loan, any day which is a Business Day described in clause (a) above and which is also a day on which dealings in Dollar deposits are carried out in the London interbank Eurodollar market.

    1.11 "Capital Stock" means corporate stock and any and all shares, partnership interests, membership interests, equity interests, rights, securities or other equivalent evidences of ownership (however designated) issued by any entity (whether a corporation, partnership, limited liability company, limited partnership or other type of entity).

    1.12 "Capitalized Lease" means a lease that is required to be capitalized for financial reporting purposes in accordance with GAAP.

    1.13 "Capitalized Lease Obligation" means Indebtedness represented by obligations under a Capitalized Lease, and the amount of such Indebtedness shall be the capitalized amount of such obligations determined in accordance with GAAP.

    1.14 "Code" means the Uniform Commercial Code in effect in the State of Texas.

    1.15 "Collateral" means and includes all of Borrower's or any Affiliate Guarantor's right, title and interest in and to each of the following, wherever located and whether now or hereafter existing or now owned or hereafter acquired or arising: (a) all Receivables; (b) all Inventory; (c) all Contract Rights; (d) all General Intangibles; (e) all mortgages, deeds to secure debt and deeds of trust on real or personal property, guaranties, leases, security agreements and other agreements and property which secure or relate to any Receivable or other Collateral, or are acquired for the purpose of securing and enforcing any item thereof; (f) all documents of title, policies and certificates of insurance, securities, chattel paper and other documents and instruments evidencing or pertaining to any and all items of Collateral; (g) all files, correspondence, computer programs, tapes, discs and related data processing software which contain information identifying or pertaining to any of the Receivables or any Account Debtor, or showing the amounts thereof or payments thereon or otherwise necessary or helpful in the realization thereon or the collection thereof; (h) all cash deposited with Lender or any Affiliate of Lender, or which Lender or any such Affiliate, is entitled to retain or otherwise possess as collateral pursuant to the provisions of this Agreement or any of the Security Documents; and (i) any and all products and proceeds of the foregoing (including, but not limited to, any claim to any item referred to in this definition, and any claim against any third party for loss of, damage to or destruction of any or all of, the Collateral or for proceeds payable under, or unearned premiums with respect to, policies of insurance) in whatever form, including, but not limited to, cash, negotiable instruments and other instruments for the payment of money, chattel paper, security agreements and other documents.

    1.16 "Collateral Report" means a Collateral Report prescribed by paragraph 4.6.

    1.17 "Contract Rate" means, on any day, a floating annual rate of interest calculated on the basis of actual days elapsed but computed as if each year consists of 360 days, equal to the sum of the Prime Rate effective as of the first day of the calendar month in which such day falls plus one and one-half per cent (1.50%) per annum. Upon written notification to Borrower at any time when any Event of Default exists, the Contract Rate otherwise applicable hereunder shall automatically increase by an additional five percent (5.0%) per annum, beginning on the effective date specified in such written notice (which shall be on or after the date on which any such Event of Default shall have first occurred) and continuing thereafter for so long as any such Event of Default remains uncured or until Lender may agree otherwise.

    1.18 "Contract Rights" means any rights under contracts not yet earned by performance and not evidenced by an instrument or chattel paper, whether now existing or hereafter arising, to the extent that such rights may be lawfully assigned.

    1.19 "Contract Term" means the period beginning on the effective date specified in the introductory paragraph of this Agreement and continuing through February 12, 1998.

    1.20 "Copyrights" means and includes, in each case whether now existing or hereafter arising, all of Borrower's or any Affiliate Guarantor's right, title and interest in and to the following: (a) all copyrights, rights and interests in copyrights, works protectable by copyright, copyright registrations and copyright applications; (b) all renewals of any of the foregoing; (c) all income, royalties, damages and payments now or hereafter due and/or payable under any of the foregoing, including, without limitation, damages or payments for past or future infringements of any of the foregoing; (d) the right to sue for past, present and future infringements of any of the foregoing; and (e) all rights corresponding to any of the foregoing throughout the world.

    1.21 "Credit Limit" means the amount of Fifty Million Dollars
    ($50,000,000).

    1.22 "Dollar" and "$" each means freely transferable United States dollars.

    1.23 "ERISA" means the Employee Retirement Income Security Act of 1974 (as amended), as in effect from time to time, any regulation promulgated thereunder and any successor statute.

    1.24 "Eligible Accounts" means the net amount of the Borrower's gross domestic Receivables which are reasonably acceptable to Lender for purposes of determining the Borrowing Base and meet all criteria for inclusion in the Borrowing Base as determined and established by Lender from time to time in its reasonable discretion. Lender at all times reserves the right in its reasonable discretion to exclude Receivables from the Borrowing Base or establish additional or different criteria for determining Eligible Accounts, without prior notice.

    1.25 "Eligible Inventory" means all of Borrower's Inventory located within the United States, determined according to GAAP on a first-in-first-out basis, that is reasonably acceptable to Lender in its discretion for purposes of determining the Borrowing Base and meets all criteria for inclusion in the Borrowing Base as determined and established by Lender from time to time in its reasonable discretion. Lender at all times reserves the right in its sole discretion to exclude Inventory from the Borrowing Base or establish additional or different criteria for determining Eligible Inventory, without prior notice.

    1.26 "Eurodollar Fixed Rate" means the Adjusted Eurodollar Rate plus three percent (3.0%) per annum. Upon written notification to Borrower at any time when any Event of Default exists, the Eurodollar Fixed Rate otherwise applicable hereunder shall automatically increase by an additional five percent (5.0%) per annum, beginning on the effective date specified in such written notice (which shall be on or after the date on which any such Event of Default shall have first occurred) and continuing thereafter for so long as any such Event of Default remains uncured or until Lender may agree otherwise.

    1.27 "Eurodollar Loan" means any portion of the Revolving Facility the principal amount of which is subject to a Eurodollar Rate Option designated as provided by paragraph 2.2.2, provided that no Eurodollar Loan may exist for any principal amount less than $1,000,000 or an integral multiple of $250,000 in excess thereof.

    1.28 "Eurodollar Business Day" means a Business Day on which dealings in Dollars are carried out in the London interbank Eurodollar market.

    1.29 "Eurodollar Rate" means, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Telerate Page 3750 (or any successor page) as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two (2) Eurodollar Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period. If for any reason such rate is not available, the term "Eurodollar Rate" shall mean, for any Eurodollar Loan for any Interest Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) appearing on Reuters Screen LIBO Page as the London interbank offered rate for deposits in Dollars at approximately 11:00 a.m. (London time) two (2) Eurodollar Business Days prior to the first day of such Interest Period for a term comparable to such Interest Period; provided, however, if more than one rate is specified on Reuters Screen LIBO Page, the applicable rate shall be the arithmetic mean of all such rates (rounded upwards, if necessary, to the nearest 1/100 of 1%).

    1.30 "Eurodollar Rate Option" means any election by Borrower, in accordance with paragraph 2.2.2, to have any Eurodollar Loan bear interest at the Eurodollar Fixed Rate.

    1.31 "Eurodollar Reserve Requirement" means, at any time, the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against, in the case of Eurodollar Loans, "Eurocurrency liabilities" (as such term is used in Regulation D as promulgated by such Board of Governors). Without limiting the effect of the foregoing, the Eurodollar Reserve Requirement shall reflect any other reserves required to be maintained by such member banks with respect to (i) any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate is to be determined, or (ii) any category of extensions of credit or other assets which include Eurodollar Loans. The Adjusted Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in the Eurodollar Reserve Requirement.

    1.32 "Event of Default" shall have the meaning set forth in paragraph 8.1.

    1.33 "FBG" means FISHING BOAT GROUP, INC., a corporation organized under the laws of the State of Delaware, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3516449.

    1.34 "GAAP" means generally accepted accounting principles (existing as of the effective date of this Agreement as promulgated by opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements of the Financial Accounting Standards Board) consistently applied and maintained throughout the period indicated and, when used with reference to Borrower or any Subsidiary of Borrower, consistent with the prior financial practice of Borrower or such Subsidiary, as reflected on the financial statements referred to in paragraph 6.8.

    1.35 "GP" means OMC Recreational Boat Group, Inc., a corporation organized under the laws of the State of Delaware, the general partner of RBG, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3918531.

    1.36 "General Intangibles" means all of Borrower's or any Affiliate Guarantors' now owned or hereafter acquired general intangibles, choses in action and causes of action and all other intangible personal property of Borrower or any Affiliate Guarantor of every kind and nature (other than Receivables), including, without limitation, all Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, goodwill, computer software, customer lists, registrations, licenses, franchises, tax refund claims, rights and claims against carriers and shippers, rights to indemnification, business interruption insurance and proceeds thereof, property, casualty or any similar type of insurance and any proceeds thereof relating to the Collateral, and any letter of credit, guarantee, claim, security interest or other security held by or granted to Borrower or any Affiliate Guarantor to secure payment by an Account Debtor of any of the Receivables.

    1.37 "Governmental Authority" means any nation or government, any federal, state, county, municipal, parish, provincial or other political subdivision thereof and any department, commission, board, court, agency or other instrumentality or entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

    1.38 "Guaranty", "Guaranteed" or to "Guarantee" as applied to any obligation of another Person shall mean and include: (a) any guaranty (other than by endorsement of negotiable instruments for collection in the ordinary course of business), directly or indirectly, in any manner, of any part or all of such obligation of such other Person; and (b) any agreement, direct or indirect, contingent or otherwise, and whether or not constituting a guaranty, the practical effect of which is to assure the payment or performance (or payment of damages in the event of nonperformance) of any part or all of such obligation of such other Person whether by (i) the purchase of securities or obligations, (ii) the purchase, sale or lease (as lessee or lessor) of property or the purchase or sale of services primarily for the purpose of enabling the obligor with respect to such obligation to make any payment or performance (or payment of damages in the event of nonperformance) of or on account of any part or all of such obligation, or to assure the owner of such obligation against loss, (iii) the supplying of funds to or in any other manner investing in the obligor with respect to such obligation, (iv) repayment of amounts drawn down by beneficiaries of letters of credit, or (v) the supplying of funds to or investing in a Person on account of all or any part of such Person's obligation under a Guaranty of any obligation or indemnifying or holding harmless, in any way, such Person against any part or all of such obligation.

    1.39 "Guaranty Agreement" means a guaranty agreement executed and delivered by an Affiliate Guarantor for the benefit of Lender, as referenced in paragraph 4.7.

    1.40 "Indebtedness" of any Person means, without duplication, all Liabilities of such Person, and to the extent not otherwise included in Liabilities, the following: (a) all obligations for Money Borrowed or for the deferred purchase price of property or services; (b) all obligations (including, during the noncancellable term of any lease in the nature of a title retention agreement, all future payment obligations under such lease discounted to their present value in accordance with GAAP) secured by any Lien to which any property or asset owned or held by such Person is subject, whether or not the obligation secured thereby shall have been assumed by such Person; (c) all obligations of other Persons which such Person has Guaranteed, including, but not limited to, all obligations of such Person consisting of recourse liability with respect to accounts receivable sold or otherwise disposed of by such Person; (d) all obligations of such Person in respect of Interest Rate Protection Agreements; and (e) in the case of Borrower (without duplication) all obligations under the Revolving Note.

    1.41 "Indemnified Claims" means any and all claims, demands, actions, causes of action, judgments, obligations, liabilities, losses, damages and consequential damages, penalties, fines, costs, fees, expenses and disbursements (including, without limitation, fees and expenses of attorneys and other professional consultants and experts in connection with investigation or defense) of every kind, known or unknown, existing or hereafter arising, foreseeable or unforeseeable, which may be imposed upon, threatened or asserted against, or incurred or paid by, any Indemnified Person at any time and from time to time, because of, resulting from, in connection with, or arising out of any transaction, act, omission, event or circumstance in any way connected with the Collateral or the Loan Documents (including enforcement of Lender's rights thereunder or defense of Lender's actions thereunder), including, but not limited to, economic loss, property damage, personal injury or death in connection with, or occurring on or in the vicinity of, any Collateral through any cause whatsoever, any act performed or omitted to be performed under any Loan Documents, any breach by Borrower or any Affiliate Guarantor of any representation, warranty, covenant, agreement or condition contained in any Loan Documents or any Event of Default as defined in this Agreement. "Indemnified Claims" does not include any claims arising from the gross negligence or intentional misconduct of Lender.

    1.42 "Indemnified Persons" collectively means Lender and its officers, directors, shareholders, employees, agents, attorneys and representatives, and any Person owned or controlled by, or which owns or controls or is under common control or is otherwise affiliated with, Lender, and any other Person, if any, who acquires a portion of the Collateral in any manner through Lender's exercise of rights and remedies under the Loan Documents.

    1.43 "Interest Period" means the period beginning on the day any Eurodollar Loan is made and ending one (1) or two (2) months thereafter (as Borrower may select); provided, however: (a) if any Interest Period would otherwise end on a day which is not a Eurodollar Business Day, such Interest Period shall be extended to the next succeeding Eurodollar Business Day, unless the result of such extension would be to extend such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Eurodollar Business Day; and (b) any Interest Period with respect to a Eurodollar Loan that begins on the last Eurodollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Eurodollar Business Day of a calendar month; and (c) no Interest Period may end on a day which is after the expiration of the Contract Term.

    1.44 "Interest Rate Protection Agreement" means an interest rate swap, cap or collar agreement or similar arrangement between a Person and a financial institution providing for the transfer or mitigation of interest risks either generally or under specific contingencies.

    1.45 "Inventory" means all inventory of Borrower or any Affiliate Guarantor and shall include, without limitation: (a) all goods held or intended for sale or lease, or for display or demonstration, including, without limitation, all engines, motors, boats, marine products and accessories and other products intended for sale by Borrower or any Affiliate Guarantor to its customers; (b) all work-in-process; (c) all raw materials and other materials and supplies of every nature and description used or which might be used in connection with the manufacture, packing, shipping, advertising, selling, leasing or furnishing of such goods or otherwise used or consumed in Borrower's or any Affiliate Guarantor's business; and (d) all documents evidencing and general intangibles relating to any of the foregoing.

    1.46 "LAC" means OMC LATIN AMERICA/CARIBBEAN, INC., a corporation organized under the laws of the State of Delaware, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-24366154.

    1.47 "Landlords Waiver" means an agreement in form and substance satisfactory to Lender pursuant to which the landlord of any leased location where any Collateral is located (if any) shall waive its rights, if any, to the Collateral and allow Lender to enter upon the premises to inspect, remove or dispose of the Collateral.

    1.48 "Lender" means NATIONSBANK OF TEXAS, N.A., a national bank, whose principal place of business is located at NationsBank Plaza, 901 Main Street, Dallas, Texas 75202. When used throughout this Agreement, the term "Lender" shall also include Lender's successors and assigns, including specifically any party to whom Lender, or its successors or assigns, may assign its rights and interests under this Agreement.

    1.49 "Liabilities" means, with respect to any Person, all items (excluding Capital Stock, additional paid-in capital, retained earnings and general contingency items and deferred tax reserves) which in accordance with GAAP would be included in determining total liabilities as shown on a balance sheet of such Person as at the date for which Liabilities are to be determined.

    1.50 "Lien" as applied to the property of any Person means: (a) any security interest, mortgage, deed to secure debt, deed of trust, lien, pledge, charge, lease constituting a Capitalized Lease Obligation, conditional sale or other title retention agreement, or other security interest, security title or encumbrance of any kind in respect of any property of such Person, or upon the income or profits therefrom; (b) any arrangement, express or implied, under which any property of such Person is transferred, sequestered or otherwise identified for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to the payment of the general, unsecured creditors of such Person; (c) any Indebtedness which is unpaid more than thirty (30) days after the same shall have become due and payable and which if unpaid shall by law (including, but not limited to, bankruptcy and insolvency laws), or otherwise, be given any priority whatsoever over the claims of general unsecured creditors of such Person; and (d) the filing of, or any agreement to give, any financing statement under the Code, or its equivalent, in any jurisdiction, excluding informational financing statements relating to property leased by Borrower or an Affiliate Guarantor, or related to any refinancing thereof.

    1.51 "Loan Documents" means this Agreement, the Revolving Note, each Guaranty Agreement and any other documents or agreements executed in connection therewith, and also includes any and all renewals, extensions, modifications or amendments of any of the foregoing executed by Borrower or any Affiliate Guarantor in connection herewith.

    1.52 "Material Adverse Effect" means (i) a materially adverse effect on the business, assets, operations, prospects or condition, financial or otherwise, of Borrower, or Borrower and any Affiliate Guarantor (taken as a whole), or (ii) material impairment of the ability of Borrower, or Borrower and any Affiliate Guarantor (taken as a whole), to perform any obligations under the Loan Documents.

    1.53 "Maximum Rate" means the greater of (i) the "weekly ceiling" as referred to and in effect from time to time under the provisions of Tex. Rev. Civ. Stat. Ann. art. 5069, as amended, or (ii) the maximum rate of interest permitted from day to day by any other applicable state or federal law.

    1.54 "Money Borrowed" means, as applied to Indebtedness: (a) Indebtedness for money borrowed; (b) Indebtedness, whether or not in any such case the same was for money borrowed, (i) represented by notes payable, and drafts accepted, that represent extensions of credit, (ii) constituting obligations evidenced by bonds, debentures, notes or similar instruments, or (iii) upon which interest charges are customarily paid or that was issued or assumed as full or partial payment for property (other than trade credit that is incurred in the ordinary course of business); (c) Indebtedness that constitutes a Capitalized Lease Obligation, and (d) Indebtedness that is such by virtue of clause (c) of the definition thereof, but only to the extent that the obligations Guaranteed are obligations that would constitute Indebtedness for money borrowed.

    1.55 "Obligations" means: (i) all obligations and indebtedness now or hereafter owing by Borrower under this Agreement, or otherwise arising in connection with this Agreement or any of the other Loan Documents, including, without limitation, all loan repayment obligations, accrued interest and fees, costs and expenses as provided by this Agreement or any of the other Loan Documents, and any other amounts from time to time owing by Borrower or an Affiliate Guarantor to Lender in connection therewith;
    (ii) any and all other indebtedness and obligations of every kind and character now or hereafter owing by Borrower or an Affiliate Guarantor to Lender, whether direct or indirect, primary or secondary, joint, several, or joint and several, fixed or contingent, including indebtedness and obligations, if any, which may be assigned to or acquired by Lender; and
    (iii) any and all renewals and extensions of the foregoing, or any part thereof.

    1.56 "Patents" means and includes, in each case whether now existing or hereafter arising, all of Borrower's or any Affiliate Guarantor's right, title and interest in and to: (a) any and all patents and patent applications; (b) all inventions and improvements described and claimed therein; (c) all reissues, divisions, continuations, renewals, extensions and continuations-in-part thereof; (d) all income, royalties, damages, claims and payments now or hereafter due and/or payable under and with respect thereto, including, without limitation, damages and payments for past and future infringements thereof; (e) all rights to sue for past, present and future infringements thereof; and (f) all rights corresponding to any of the foregoing throughout the world.

    1.57 "Person" means any individual, corporation, limited liability company, joint venture, general or limited partnership, association, trust, unincorporated organization or Governmental Authority, or other similar entity.

    1.58 "Plan" means any employee benefit plan as defined in Section 3(3) of ERISA in respect of which Borrower or any Related Company is, or within the immediately preceding six (6) years was, an "employer" as defined in
    Section 3(5) of ERISA.

    1.59 "Prime Rate" means the per annum rate of interest established from time to time by Lender as its "prime rate," which rate may not be the lowest or most favorable interest rate at any time charged by Lender to its customers.

    1.60 "Proprietary Rights" means all of Borrower's or any Affiliate Guarantor's now owned and hereafter arising or acquired: Patents, Copyrights, Trademarks, including, without limitation, those Proprietary Rights set forth on Schedule 1.60 hereto, and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

    1.61 "RBG" means RECREATIONAL BOAT GROUP LIMITED PARTNERSHIP, a limited partnership formed under the laws of the State of Delaware, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3925608.

    1.62 "Receivables" means and includes: (a) any and all rights to the payment of money or other forms of consideration of any kind (whether classified under the Code as accounts, contract rights, chattel paper, general intangibles or otherwise) including, but not limited to, accounts receivable, letters of credit and the right to receive payment thereunder, chattel paper, tax refunds, insurance proceeds, Contract Rights, notes, drafts, instruments, documents, acceptances and all other debts, obligations and liabilities in whatever form from any Person; (b) all guarantees, security and Liens for payment of any Receivables listed in clause (a); (c) all goods, whether now owned or hereafter acquired, and whether sold, delivered, undelivered, in transit or returned, which may be represented by, or the sale or lease of which may have given rise to, any such right to payment or other debt, obligation or liability; and (d) all proceeds of any of the foregoing.

    1.63 "Related Company" means any (i) corporation which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Internal Revenue Code) as Borrower or any of its Subsidiaries, (ii) partnership or other trade or business (whether or not incorporated) under common control (within the meaning of Section 414(c) of the Internal Revenue Code) with Borrower or any of its Subsidiaries, or (iii) member of the same affiliated service group (within the meaning of Section 414(m) of the Internal Revenue Code) as Borrower or any of its Subsidiaries, any corporation described in clause (i) above or any partnership, trade or business described in clause (ii) above.

    1.64 "Reserve" at any time means an amount from time to time established by Lender in its discretion, pursuant to paragraph 2.6, as a reserve in reduction of the Borrowing Base in respect of costs, expenses, liens, claims, contingencies or other potential factors which, in the event they should occur, could adversely affect or otherwise reduce the anticipated amount of timely collections in payment of Eligible Accounts or the anticipated amount of proceeds which could be realized upon liquidation of Eligible Inventory or any other Collateral. The "Reserve," if any from time to time, does not represent cash funds.

    1.65 "Revolving Facility" means the revolving credit facility established by this Agreement pursuant to Article II.

    1.66 "Revolving Note" means the Master Revolving Promissory Note executed by Borrower payable to the order of Lender evidencing loans under the Revolving Facility, as provided in paragraph 2.1 and in form satisfactory to Lender, and includes any and all renewals, extensions, amendments or modifications thereof.

    1.67 "Security Documents" means each of the following: (a) the financing statements executed by Borrower or an Affiliate Guarantor in favor of Lender pursuant to the terms of this Agreement; (b) the Patent Security Agreement and the Trademark Security Agreement executed by Borrower and delivered to Lender pursuant to paragraph 5.1(m) hereof; (c) each Guaranty Agreement; and (d) each other writing executed and delivered by Borrower or any other Person securing or Guaranteeing the Obligations.

    1.68 "Subordinated Debt" means all Indebtedness which by its terms is subordinate in right of payment and claim in favor of Lender pursuant to an Affiliate Subordination Agreement or any other written subordination agreement satisfactory to Lender, provided that the purpose, terms (including, without limitation, the amount, applicable interest rate, payment provisions and term) and subordination arrangements pertaining to any such Indebtedness shall be satisfactory to Lender in its discretion.

    1.69 "Subsidiary" shall (a) when used to determine the relationship of a Person to another Person, mean a Person of which an aggregate of fifty percent (50%) or more of the Capital Stock is owned of record or beneficially by such other Person, or by one or more Subsidiaries of such other Person, or by such other Person and one or more Subsidiaries of such Person, (i) if the holders of such Capital Stock (A) are ordinarily, in the absence of contingencies, entitled to vote for the election of a majority of the directors (or other individuals performing similar functions) of such Person, even though the right so to vote has been suspended by the happening of such a contingency, or (B) are entitled, as such holders, to vote for the election of a majority of the directors (or individuals performing similar functions) of such Person, whether or not the right so to vote exists by reason of the happening of a contingency, or (ii) in the case of Capital Stock which is not issued by a corporation, if such ownership interests constitute a majority voting interest, and (b) when used with respect to a Plan, ERISA or a provision of the Internal Revenue Code pertaining to employee benefit plans, also means any corporation, trade or business (whether or not incorporated) which is under common control with Borrower or any of its Subsidiaries determined pursuant to clause (a) preceding and is treated as a single employer with Borrower or such Subsidiary under Section 414(b) or (c) of the Internal Revenue Code and the regulations thereunder.

    1.70 "Trademarks" means and includes in each case whether now existing or hereafter arising, all of Borrower's or any Affiliate Guarantor's right, title and interest in and to the following: (a) all trademarks (including service marks), trade names and trade styles and the registrations and applications for registration thereof and the goodwill of the business symbolized by such trademarks; (b) all licenses of the foregoing, whether as licensee or licensor; (c) all renewals of the foregoing; (d) all income, royalties, damages and payments now or hereafter due and/or payable with respect thereto, including, without limitation, damages, claims and payments for past and future infringements thereof; (e) all rights to sue for past, present and future infringements of the foregoing, including the right to settle suits involving claims and demands for royalties owing; and
    (f) all rights corresponding to any of the foregoing throughout the world.

    1.71 "Voting Stock" means sufficient shares of Capital Stock of a Person (however designated) having ordinary voting power for the election of a majority of the members of its board of directors or other individuals performing similar functions (not including shares having such power only in the event of a contingency).

    General terms. Unless expressly provided otherwise, any term which is defined by the Code shall have the same meaning, wherever used in this Agreement, as is prescribed by the Code.

                    ARTICLE II.  REVOLVING CREDIT FACILITY

    2.1 Loans. Subject to and on the terms and conditions provided in this Agreement, Lender hereby approves a revolving credit facility for loans to Borrower, secured by the Collateral, in an amount up to (i) the lesser of the Borrowing Base or the Credit Limit, less (ii) the aggregate principal balance owing by Borrower under the Revolving Facility. All requests for loans shall be evaluated by Lender and the determination of funding such requests, or declining same, shall at all times remain in Lender's sole discretion. Loans from time to time made by Lender to Borrower under the Revolving Facility, and all accrued interest thereon, shall be payable as provided in this Agreement and additionally evidenced by the Revolving Note.

    2.2 Interest. The unpaid principal from day to day outstanding under the Revolving Facility shall bear interest as follows:

    2.2.1 Applicable Rate.

         (a) Subject to any election by Borrower in respect of the Eurodollar Fixed Rate under paragraph 2.2.1(b), the unpaid principal from day to day outstanding under the Revolving Facility shall bear interest at the lesser of (i) the Contract Rate or (ii) the Maximum Rate, provided, however that, subject to the provisions of paragraph 10.9, in the event that the Contract Rate shall exceed the Maximum Rate at any time and thereafter the Contract Rate shall be less than the Maximum Rate, the rate of interest applicable hereunder shall remain at the Maximum Rate until the aggregate accrued interest to date under the Revolving Facility equals the amount that would have accrued had the Contract Rate at all times remained in effect.

         (b) Subject to limitation by the Maximum Rate and the terms and provisions of this Agreement, and in lieu of the rate otherwise applicable under paragraph 2.2.1(a), Borrower shall have the option to elect the Eurodollar Fixed Rate as being applicable during any Interest Period to any Eurodollar Loan under the Revolving Facility, provided, that any such Eurodollar Loan shall be in the minimum amount of $1,000,000, and no more than two (2) separate Eurodollar Loans may exist in the aggregate at any one time.

         (c) All past due principal and all past due accrued interest under the Revolving Facility shall accrue interest at the Maximum Rate.

    2.2.2 Election of Eurodollar Rate Option. Borrower may elect a Eurodollar Rate Option at any time by written notice of election, in form satisfactory to Lender, delivered to Lender no later than four (4) Eurodollar Business Days prior to the beginning of the Interest Period to which such Eurodollar Rate Option shall be applicable, therein stating (i) the Eurodollar Rate Option elected, (ii) the Interest Period selected, and the date such Interest Period is to begin, and (iii) the principal amount of the Eurodollar Loan to be subject to such Eurodollar Rate Option (which shall be at least $1,000,000). Any such written notice of election shall be irrevocable by Borrower. Any unpaid principal under the Revolving Facility with respect to which no election of a Eurodollar Rate Option is made, as provided herein, shall automatically be deemed to be subject to, and shall accrue interest at, the applicable rate provided by paragraph 2.2.1(a).

    2.2.3 Interest Payment Dates. Accrued interest under the Revolving Facility shall be payable as follows: (a) accrued interest on any portion of the Revolving Facility accruing interest according to the Contract Rate shall be payable monthly on the last day of each calendar month, and (b) accrued interest on any Eurodollar Loan shall be payable on the last day of the Interest Period applicable to such Eurodollar Loan.

    2.3 Repayment and Line Termination. All unpaid principal and accrued interest under the Revolving Facility shall be payable ON DEMAND (subject to the notification requirements of paragraph 8.2 to the extent applicable), or if no demand is made or for so long as no demand is made, then as follows: Accrued interest shall be payable as provided in paragraph 2.2.3, and all unpaid principal borrowed under the Revolving Facility and all unpaid accrued interest thereon, and all other amounts payable hereunder relative to the Revolving Facility, shall be due and payable to Lender in full, and the Revolving Facility shall terminate, on the last day of the Contract Term. To the extent that any accrued interest is not paid prior to the fifth day following its due date as specified above, Lender may at its option (but with no obligation to do so), add the amount of such accrued interest to the unpaid principal due by Borrower under the Revolving Facility, in which event such amount will be deemed paid and the aggregate amount thereof shall be treated as a loan under the Revolving Facility. Borrower acknowledges and agrees that Lender shall have no obligation to renew the Revolving Facility.

    2.4 Mandatory Interim Principal Payments. If at any time, from time to time, the aggregate unpaid principal amount outstanding under the Revolving Facility exceeds the (i) the lesser of the Borrowing Base or the Credit Limit, less (ii) the aggregate principal balance owing by Borrower under the Revolving Facility, Borrower shall make an immediate payment of principal under the Revolving Facility in an amount not less than the amount of such excess. All such amounts, if any, payable by Borrower shall be deemed to be payable on demand, and may be offset by Lender against any amount owing by Lender to Borrower, without prior notice to Borrower.

    2.5 Purpose and Use of Funds. All amounts borrowed under the Revolving Facility shall be used by Borrower for the purpose of (i) refinancing existing indebtedness of Borrower under its 7% Convertible Subordinated Debentures due 2002, (ii) for working capital purposes in the ordinary course of Borrower's business and (iii) for loans by Borrower to any Affiliate Guarantor in the ordinary course of Borrower's and such Affiliate Guarantor's business.

    2.6 Borrowing Base. The advance rates specified in paragraph 1.9 may be decreased from time to time based upon such considerations as Lender may deem appropriate in its reasonable discretion. Advance rates from time to time used by Lender in calculating the Borrowing Base hereunder are for the sole purpose of determining the maximum amount of principal that may be outstanding from time to time under the Revolving Facility, and shall not be evidentiary of or binding upon Lender with respect to the market value or liquidation value of any Collateral. Lender may at any time, from time to time, establish or adjust any Reserve. Funding of loans hereunder shall at all times remain subject to confirmation of existence and acceptability of Eligible Accounts, and the Borrowing Base, in Lender's sole discretion.

    2.7 Origination Fee. Subject in all respects to the provisions of paragraph 10.9, Borrower shall pay to Lender a facility fee in respect of the Revolving Facility and this Agreement which shall be in an amount equal to one and one-half percent (1.50%) of the amount of the Credit Limit, $250,000.00 of such fee being payable the date hereof, with the remainder due on such date as Lender may request is its sole discretion.

    2.8 Unused Line Fee. Subject in all respects to the provisions of paragraph 10.9, in order to compensate Lender for costs and expenses associated with administration of the Revolving Facility, Borrower agrees to pay to Lender a fee in an amount equal to three-eighths of one percent (0.375%) per annum of the average daily unused portion of the Revolving Facility, which shall be calculated on the basis of actual days elapsed but computed as if each year consists of 360 days and shall be payable monthly in arrears on the last day of each calendar month during the Contract Term.

    2.9 Continuing Representations. Except as may have been otherwise disclosed to Lender in writing, each request for a loan under the Revolving Facility shall constitute a continuing representation that no event or condition that would be the subject of a required notice under paragraph
    7.9 or paragraph 7.10 is in existence as of such time.


                     ARTICLE III.  CHANGE OF CIRCUMSTANCES

    3.1 Increased Cost and Reduced Return.

       (a) If, after the date hereof, the adoption of any applicable law or any change in any applicable law or any change in the interpretation or administration thereof by any Governmental Authority (including, without limitation, any central bank or comparable agency) charged with the interpretation or administration thereof, or compliance by Lender with any request or directive (whether or not having the force of law) of any such Governmental Authority:

           (i) shall subject Lender to any tax, duty or other charge with respect to any Eurodollar Loan, the Revolving Note or its obligation to make Eurodollar Loans, or change the basis of taxation of any amounts payable to Lender under this Agreement or the Revolving Note in respect of any Eurodollar Loans (other than taxes imposed on the overall net income of Lender by the jurisdiction in which Lender has its principal office);

           (ii) shall impose, modify or deem applicable any reserve, special deposit, assessment or similar requirement (other than the Eurodollar Reserve Requirement utilized in the determination of the Adjusted Eurodollar Rate) relating to any extensions of credit or other assets of, or any deposits with or other liabilities or commitments of, Lender, including its commitment hereunder; or

           (iii) shall impose on Lender or on the London interbank market any other condition affecting this Agreement or the Revolving Note or any of such extensions of credit or liabilities or commitments;

           and the result of any of the foregoing is to increase the cost to Lender of making, converting into, continuing or maintaining any Eurodollar Loans or to reduce any sum received or receivable by Lender under this Agreement or the Revolving Note with respect to any Eurodollar Loans, then Borrower shall pay to Lender on demand such amount or amounts as will compensate Lender for such increased cost or reduction. If Lender requests compensation by Borrower under this paragraph 3.1(a), Borrower may, by notice to Lender, suspend the obligation of Lender to make Eurodollar Loans until the event or condition giving rise to such request ceases to be in effect; provided that such suspension shall not affect the right of Lender to receive the compensation so requested.

       (b) If, after the date hereof, Lender shall have determined that the adoption of any applicable law, rule or regulation regarding capital adequacy or any change therein or in the interpretation or administration thereof by any Governmental Authority (including, without limitation, any central bank or comparable agency) charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Authority has or would have the effect of reducing the rate of return on the capital of Lender or any corporation controlling Lender as a consequence of Lender's obligations hereunder to a level below that which Lender or such corporation could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy), then, from time to time upon demand, Borrower shall pay to Lender such additional amount or amounts as will compensate Lender for such reduction.

       (c) Lender shall promptly notify Borrower of any event of which it has knowledge, occurring after the date hereof, which will entitle Lender to compensation pursuant to this paragraph. If Lender claims compensation under this paragraph, Lender shall furnish to Borrower a statement setting forth the additional amount or amounts to be paid to it hereunder which shall be conclusive in the absence of manifest error. In determining such amount, Lender may use any reasonable averaging and attribution methods.

    3.2 Limitation on Types of Loans. If on or prior to the first day of any Interest Period for any Eurodollar Loan:

       (a) Lender determines (which determination shall be conclusive) that by reason of circumstances affecting the London interbank Eurodollar market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period; or

       (b) Lender determines (which determination shall be conclusive) that the Adjusted Eurodollar Rate will not adequately and fairly reflect the cost to Lender of funding Eurodollar Loans for such Interest Period;

           then Lender shall give Borrower prompt notice thereof, and so long as such condition remains in effect, Lender shall be under no obligation to make additional Eurodollar Loans, and Borrower shall, on the last day(s) of the then current Interest Period(s) for the outstanding Eurodollar Loans, either prepay such Eurodollar Loans or convert such Eurodollar Loans into loans accruing interest based on the Prime Rate in accordance with the terms of this Agreement.

    3.3 Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for Lender to make, maintain or fund Eurodollar Loans hereunder, then Lender shall promptly notify Borrower thereof and Lender's obligation to make Eurodollar Loans shall be suspended until such time as Lender may again make, maintain and fund Eurodollar Loans.

    3.4 Compensation. Upon the request of Lender, Borrower shall pay to Lender such amount or amounts as shall be sufficient (in the reasonable opinion of Lender) to compensate it for any loss, cost or expense (including loss of anticipated profits) incurred by it as a result of:

       (a) any payment, prepayment or conversion of a Eurodollar Loan for any reason (including, without limitation, the acceleration of the Obligations pursuant to paragraph 9.2) on a date other than the last day of the Interest Period for such Eurodollar Loan; or

       (b) any failure by Borrower for any reason (including, without limitation, the failure of any condition precedent specified in paragraph 5.1 to be satisfied) to borrow or prepay a Eurodollar Loan on the date for such borrowing or prepayment under this Agreement.

    3.5 Taxes.

       (a) Any and all payments by Borrower to or for the account of Lender hereunder or under any other Loan Document shall be made free and clear of, and without deduction for, any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of Lender, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which Lender is organized or any political subdivision thereof (all such non-excluded taxes, duties, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable under this Agreement or any other Loan Document to Lender, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this paragraph 3.5(a)) Lender receives an amount equal to the sum it would have received had no such deductions been made, (ii) Borrower shall make such deductions, (iii) Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with applicable law, and (iv) Borrower shall furnish to Lender the original or a certified copy of a receipt evidencing payment thereof

       (b) In addition, Borrower agrees to pay any and all present or future stamp or documentary taxes and any other excise or property taxes or charges or similar levies which arise from any payment made under this Agreement or any other Loan Document or from the execution or delivery of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

       (c) BORROWER AGREES TO INDEMNIFY LENDER FOR THE FULL AMOUNT OF TAXES AND OTHER TAXES (INCLUDING, WITHOUT LIMITATION, ANY TAXES OR OTHER TAXES IMPOSED OR ASSERTED BY ANY JURISDICTION ON AMOUNTS PAYABLE UNDER THIS PARAGRAPH 3.5(c)) PAID BY LENDER AND ANY LIABILITY (INCLUDING PENALTIES, INTEREST AND EXPENSES) ARISING THEREFROM OR WITH RESPECT THERETO.

       (d) Within thirty (30) days after the date of any payment of Taxes or Other Taxes, Borrower shall furnish to Lender the original or a certified copy of a receipt evidencing such payment.

       (e) Without prejudice to the survival of any other agreement of Borrower hereunder, the agreements and obligations of Borrower contained in this paragraph 3.5(e) shall survive the termination of the Revolving Facility and the payment in full of the Revolving Note.

                            ARTICLE IV.  COLLATERAL

    4.1 Security Interest. Each of Borrower and the Affiliate Guarantors hereby grants to Lender a continuing security interest and lien in and to the Collateral to secure full payment and performance of the Obligations.

    4.2 Perfection and Protection of Lender's Security Interest. Each of Borrower and the Affiliate Guarantors shall perform, at its expense, all action requested by Lender at any time to perfect, maintain, protect, and enforce Lender's security interests in the Collateral, including, without limitation, executing and filing financing statements and amendments thereof, in form and substance satisfactory to Lender; delivering to Lender the originals of all Collateral the possession of which is required for perfection of Lender's security interests, duly endorsed or assigned to Lender without restriction, placing notations on books of account to disclose Lender's security interests and such other steps as are deemed necessary by Lender to maintain its security interests. In the event any of the Receivables at any time is evidenced by a promissory note or other instrument, Borrower will immediately notify Lender and deliver such instrument to Lender, duly endorsed payable to the order of Lender. So long as this Agreement is in effect and until all Obligations have been fully satisfied, Lender's security interest and lien hereunder shall continue in full force and effect in all Collateral.

    4.3 Priority. Lender's security interests in the Collateral granted herein at all times shall be and remain first, prior and senior to any other interests in the Collateral, except as may be expressly agreed otherwise by Lender in writing. Each of Borrower and the Affiliate Guarantors represents to Lender that no other security interests, liens or other encumbrances exist with respect to any of the Collateral, except as disclosed in Schedule 4.3.

    4.4 Location of Collateral. Each of Borrower and the Affiliate Guarantors represents and warrants to Lender that all of its books and records relating to the Collateral are located at its chief executive office designated in Article I, and at such other locations, if any, as are specified in Schedule 4.4. Each of Borrower and the Affiliate Guarantors agrees that it will not maintain any such books and records at any location other than its chief executive office designated in Article I and those listed in Schedule 4.4 unless it gives Lender at least thirty (30) days prior written notice and executes such financing statements and other documents as Lender may request in connection therewith.

    4.5 Field Examinations; Inspections. Lender shall have the right without hindrance or delay to conduct field examinations during Borrower's or any Affiliate Guarantor's customary business hours to inspect the Collateral and to inspect, audit and copy each of Borrower's and each Affiliate Guarantor's books, records, journals, correspondence and other records and data relating to the Collateral or such Person's business. Lender is authorized to discuss Borrower's and each Affiliate Guarantor's affairs with any Person, including, without limitation, employees of such Person, as Lender may deem necessary in relation to the Collateral, such Person's financial condition or Lender's rights under the Loan Documents. Borrower agrees to pay Lender's customary fees and disbursements relating to such field examinations. Lender shall have full access to all records available to each of Borrower and the Affiliate Guarantors from any credit reporting service, bureau or similar service and shall have the right to examine and make copies of any such records. Lender may exhibit a copy of this Agreement to such service and such service shall be entitled to rely on the provisions hereof in providing access to Lender as provided herein.

    4.6 Collateral Reports. Contemporaneously with each request for a loan under the Revolving Facility and in any event at least monthly, and at such other times as Lender may request, Borrower shall execute and deliver to Lender, in form satisfactory to Lender, a collateral report setting forth a certification of Eligible Accounts, Eligible Inventory and calculation of the Borrowing Base ("Collateral Report"). Each Collateral Report shall include a reconciliation of the calculation of the Borrowing Base as certified in the most recent Collateral Report delivered to Lender, and be accompanied by such documents and supporting information relating to Eligible Accounts and Eligible Inventory as Lender may request. Borrower shall maintain, and shall furnish to Lender at Lender's request, such supporting documents or copies as Lender may require including, but not limited to: a schedule of Eligible Accounts created since the previous Collateral Report delivered to Lender; copies of invoices and supporting delivery or service records in connection therewith; a schedule of collections received; copies of credit memos or other advices of credit or reductions against amounts previously billed; and such other reports as Lender may request from time to time. If any of such records or reports are prepared by an accounting service or other agent, each of Borrower and the Affiliate Guarantors hereby authorizes such service or agent to deliver such records, reports and related documents to Lender. Lender may exhibit a copy of this Agreement to any such service or agent and such service or agent shall be entitled to rely on the provisions hereof in providing such documentation to Lender. Each Collateral Report shall bear a signed statement by an authorized officer of Borrower certifying the accuracy and completeness of all information included therein and shall incorporate therein by reference, as if fully set forth therein, all the terms and provisions hereof. The execution and delivery of a Collateral Report shall in each instance constitute an agreement, representation and warranty by Borrower to Lender that, except for the security interest of Lender therein: each of Borrower and the Affiliate Guarantors is the sole owner of and has full unrestricted power to grant to Lender a continuing security interest and lien in and to its respective Collateral included therein free from any lien, security interest or encumbrance; each account included therein is in existence, unconditional and valid, and arose from a bona fide performance of services rendered, in the ordinary course of business, for liquidated amounts as set forth in the Collateral Report; no account included therein arose in connection with a contract or assignment which purports to make an assignment or security interest therein void or conditions such assignment or security interest on consent of the account debtor; no account is subject to any sale, assignment, claim or security interest of any character and Borrower will not make any sale or other assignment thereof or create any other security interest therein; no account is subject to any claim for credit, deduction, allowance, extension or adjustment, defense, dispute, setoff or counterclaim, except for discounts for early payment allowed by such Person in the ordinary course of business as previously disclosed to Lender and as reflected on the face of the invoice evidencing such account.

    4.7 Guaranty Agreement. Each Affiliate Guarantor shall execute and deliver to Lender a Guaranty Agreement, in form and substance satisfactory to Lender, pursuant to which such Affiliate shall guarantee prompt payment and performance when due of the Obligations.

    4.8 Insurance. Each of Borrower and the Affiliate Guarantors shall keep and maintain adequate insurance with respect to its business and all Collateral, written by its existing insurers or other insurers acceptable to Lender. Such insurance shall be with respect to loss, damages, and liability of amounts not less than reasonably requested by Lender, and shall include, at minimum, extended coverage insurance, insurance against business interruption, insurance for workers compensation, and insurance for general premises liability, fire, theft, burglary, pilferage, loss in transit, casualty and all risk. Each of Borrower and the Affiliate Guarantors will make timely payment of all premiums required to maintain such insurance in force. Each of Borrower and the Affiliate Guarantors shall cause Lender to be an additional insured and loss payee under all policies of insurance covering any of the Collateral, to the extent of Lender's interest, in form satisfactory to Lender. Each of Borrower and the Affiliate Guarantors will cause each policy of insurance to contain a clause or endorsement requiring the insurer to give not less than thirty
    (30) days prior written notice to Lender in the event of cancellation of the policy for any reason whatsoever. Each of Borrower and the Affiliate Guarantors shall deliver copies of each insurance policy to Lender upon request. If either Borrower or any Affiliate Guarantor fails to procure such insurance or to pay the premiums therefor when due, Lender shall have the right (but with no obligation) to make such payment, which amount Borrower shall pay to Lender on demand or, at Lender's option (but with no obligation to do so) Lender may add such amount to the unpaid principal due under the Revolving Facility, in which event such amount will be deemed paid and the aggregate amount thereof shall be treated as a loan under the Revolving Facility. Each of Borrower and the Affiliate Guarantors shall promptly notify Lender of any loss, damage, or destruction to the Collateral or arising from its use, whether or not covered by insurance. Lender is hereby authorized to collect all insurance proceeds directly. After deducting from such proceeds the expenses, if any, incurred by Lender in the collection or handling thereof, Lender may apply such proceeds to the reduction of the Obligations, in such order as Lender determines, or at Lender's option may permit or require Borrower or the Affiliate Guarantor, as applicable, to use such money, or any part thereof, to replace, repair or restore the Collateral in a diligent and expeditious manner with materials and workmanship of substantially the same quality as existed before the loss, damage or destruction.

    4.9 Right to Cure. Lender in its sole discretion may pay any amount or take any action in order to preserve, protect and maintain the Collateral and Lender's security interest therein, including, without limitation, payment of any insurance premium, any repair, maintenance or storage charge, any landlord's claim and any other encumbrance or claim asserted against the Collateral. All such payments and all out-of-pocket costs and expenses made or incurred by Lender shall be payable by Borrower to Lender on demand or, at Lender's discretion, deemed as a loan under the Revolving Facility as of the date or dates of Lender's disbursement thereof. Any payment made or other action taken by Lender under this paragraph shall be without prejudice to any right to assert an Event of Default or exercise any other remedy hereunder.

    4.10 Preservation of Lender's Rights. To the extent allowed by law, neither Lender nor any of its officers, directors, employees and agents shall be liable or responsible in any way for the safekeeping of any Collateral or for any act or failure to act with respect to the Collateral, or for any loss or damage thereto or any diminution in the value thereof, or for any act by any other Person. In the case of any instruments and chattel paper included within the Collateral, Lender shall have no duty or obligation to preserve rights against prior parties. The Obligations shall not be affected by any failure of Lender to take any steps to perfect its security interests or to collect or realize upon the Collateral, nor shall loss of or damage to the Collateral release Borrower or any Affiliate Guarantor from any of the Obligations. Lender may extend the time for payment of the Obligations or modify or amend the terms of any of the Loan Documents, or compromise or grant other indulgences, renewals, extensions or releases, and take or omit to take any other action with respect to the Obligations or the Collateral, or any Person directly or indirectly obligated in connection therewith, without impairing Lender's security interests in the Collateral or any of Lender's rights under the Loan Documents.

    4.11 Receivables Collections. All collections and proceeds of Receivables shall be subject to an express trust for the benefit of Lender. Upon Lender's written request, all collections and proceeds of Receivables shall be directed daily to Lender for deposit to a Blocked Collection Account (as defined below). All collected funds from collections and proceeds of Receivables from time to time deposited to such account shall be applied directly to the Obligations. All checks processed for collection and application to the Obligations shall be subject to one (1) Business Day collection time and shall remain provisional until collected, provided that for the sole purpose of calculating the amount available for borrowing hereunder, such checks shall be assumed to be collected and applied in reduction of the Obligations as of the Business Day of receipt by Lender. Collections received via wire transfer or in other form of immediately available collected funds shall be credited on the Business Day of actual receipt. Neither Borrower nor any Affiliate Guarantor will use, dispose, withhold or otherwise exercise dominion over any proceeds of Receivables. In the event Borrower at any time receives any collections or proceeds of Receivables, Borrower or such Affiliate Guarantor shall promptly deliver same to Lender in the form received, with any necessary endorsement to the order of Lender. Each of Borrower and the Affiliate Guarantors agrees that it will not commingle proceeds of Receivables with any other funds, and that no deposits will be made to the Blocked Collection Account other than collections and proceeds of Receivables. Neither Borrower nor any Affiliate Guarantor shall have any right to withdrawal, transfer or access to the Blocked Collection Account, and all amounts from time to time deposited to the Blocked Collection Account shall remain subject to Lender's security interests under this Agreement. As used herein, "Blocked Collection Account" shall mean an account of each of Borrower and the Affiliate Guarantors, maintained by Lender for the deposit and collection of checks and other items received by such Person as proceeds of Receivables.

    4.12 Special Rights of Lender; Power of Attorney. Borrower hereby irrevocably appoints Lender as Borrower's agent and attorney-in-fact to take any action necessary to preserve and protect the Collateral and Lender's interests under the Loan Documents. Borrower hereby authorizes and appoints Lender as attorney in fact to sign and file any financing statement or other document necessary to perfect Lender's security interest in the Collateral. Lender shall have the right at any time to take any of the following action, in its own name or in the name of Borrower, whether or not an Event of Default is in existence: (i) make written or verbal requests for verification of amounts owing on Receivables from any or all Persons which Lender believes may be account debtors or obligors on Receivables; (ii) notify any or all Persons which Lender believes may be account debtors or obligors on Receivables to make payments directly to Lender; (iii) take possession and control of proceeds of Receivables; (iv) redirect the deposit and disposition of collections and proceeds of Receivables; (v) endorse the name of Borrower or any Affiliate Guarantor (as applicable) on checks, instruments or other evidences of payment on Receivables; (vi) settle, adjust, compromise or discharge Receivables or extend time of payment upon such terms as Lender may determine; (vii) take action in Lender's name, Borrower's name or any Affiliate Guarantor's name (as applicable) to enforce collection of Receivables; (viii) prepare, sign and file, on behalf of Borrower or any Affiliate Guarantor (as applicable) in Borrower's name, in any Affiliate Guarantor's name or in Lender's name as assignee (as applicable), any proof of claim or other document in any bankruptcy proceedings of any account debtor or obligor on Receivables;
    (ix) prepare, sign and file, in the name of Borrower or any Affiliate Guarantor (as applicable), any notice of lien or similar document necessary to create or perfect any materialman's lien, laborer's lien or similar lien in enforcement of any Receivables; (x) access, copy or utilize any information recorded or contained in any computer or data processing equipment or system in respect of the Receivables maintained by Borrower or any Affiliate Guarantor, or to which Borrower or such Affiliate Guarantor has access; (xi) enter onto Borrower's or any Affiliate Guarantor's premises and discuss such Person's affairs with such Person's personnel as may be reasonably necessary in connection with maintaining or enforcing Lender's rights under the Loan Documents, (xii) open mail addressed to Borrower or any Affiliate Guarantor and dispose of checks or other proceeds of Receivables in accordance with this Agreement; (xiii) and take all other action allowed by law as may be necessary to carry out the Loan Documents and give effect to Lender's rights thereunder. Should Lender at any time elect to exercise its right of verification or notification with respect to the Receivables as provided in clause (i) or clause (ii) above, respectively, Lender shall have the right in its sole discretion to direct such request for verification, or notification, as the case may be, to all Persons which Lender believes may have transacted business with Borrower or any Affiliate Guarantor at any time, whether or not such Persons are then indebted to Borrower or any Affiliate Guarantor, and Lender is hereby released and discharged from any liability by reason of any such request for verification or notification. Costs and expenses incurred by Lender in connection with any of such actions by Lender, including attorneys' fees and out-of-pocket expenses, shall be reimbursed to Lender on demand.

    4.13 Cross Collateralization; Cross Guaranties. Lender has determined that loans to Borrower are conditioned upon additional credit support from the Affiliate Guarantors. Because of the inter-relationships among Borrower and the Affiliate Guarantors, and their respective operations, each of the Affiliate Guarantors has determined that providing such additional credit support is within its corporate purpose, will be to its direct and indirect benefit and is in its best interest. Accordingly: (i) each Affiliate Guarantor shall execute and deliver for the benefit of Lender a Guaranty Agreement pursuant to which it shall Guarantee to Lender the prompt payment and performance of all Obligations from time to time owing by Borrower (such Guaranty Agreement to be in form and substance satisfactory to Lender), and (ii) each Affiliate Guarantor hereby grants to Lender a continuing security interest and lien in and to all of its right, title and interest in the Collateral to secure its Guaranty and all Obligations from time to time owing by Borrower (such grants to be governed by, and entitled to all of the benefits of, this Agreement). Each Affiliate Guarantor hereby acknowledges that its agreement to the provisions of this paragraph is in consideration of the availability of loans to Borrower under this Agreement and is not required by Lender as a condition to the availability of any loans to such Affiliate Guarantor under this Agreement.


                     V.  ITEMS TO BE DELIVERED BY BORROWER

    5.1 Items to be Delivered by Borrower. Prior to or simultaneously with execution and delivery hereof, Borrower shall deliver, or cause to be delivered, to Lender the following:

       (a) Articles of Incorporation and Certificate of Existence. A copy of the articles of incorporation, and all amendments thereto, of each of Borrower, ABG, FBG, LAC and GP, accompanied by the certificate of the Secretary of State of the jurisdiction of each such Person's incorporation bearing a date no more than thirty (30) days prior to the date hereof, to the effect that such copy is correct and complete and that such Person is a corporation duly incorporated and validly existing in such state, and certified by the corporate secretary of such Person dated the date hereof, as being correct and complete as of the date hereof.

       (b) Partnership Documents. A copy of the certificate of limited partnership of RBG bearing a date no more than thirty (30) days prior to the date hereof, to the effect that such copy is correct and complete and that such Person is a limited partnership duly formed and validly existing in such state, and certified by the corporate secretary of GP dated the date hereof, as being correct and complete as of the date hereof. A copy of the agreement of limited partnership of RBG, and all amendments thereto, accompanied by a certificate of the corporate secretary of GP that such copy is correct and complete as of the date hereof.

       (c) Good Standing. Certification by the appropriate official of the state of incorporation of Borrower and each Affiliate Guarantor bearing a date no more than thirty (30) days prior to the date hereof, to the effect that such Person is in good standing with respect to payment of franchise and similar taxes. Each of Borrower and the Affiliate Guarantors represents that to the extent required by applicable law, it is qualified or licensed to transact business in all jurisdictions in which any of the Collateral is located.

       (d) By-Laws. A copy of the bylaws, and all amendments thereto, of Borrower, ABG, FBG, LAC and GP, accompanied by certificates from its corporate secretary, dated the date hereof, to the effect that such copy is correct and complete as of the date hereof.

       (e) Incumbency. Certification of incumbency of all officers of Borrower ABG, FBG, LAC and GP, executed by the president or vice president and by the corporate secretary, as of the effective date hereof, certifying the name and signature of each such officer.

       (f) Resolutions. A copy of corporate resolutions of Borrower ABG, FBG, LAC and GP, approving this Agreement, authorizing the transactions contemplated hereby, and authorizing and directing a named officer or officers of Borrower, ABG, FBG, LAC and GP to sign and deliver all Loan Documents to be executed by such Person, duly adopted by such Person's board of directors and accompanied by the certificate of the corporate secretary, dated the date hereof, that such copy is a true and complete copy of resolutions duly adopted by the board of directors, and that such resolutions have not been amended, modified or revoked in any respect and are in full force and effect as of the date hereof. Such resolutions shall be in form and substance satisfactory to Lender.

       (g) Financing and Security Agreement.  This Agreement, duly executed.

       (h) Revolving Note.  The Revolving Note, duly executed.

       (i) Financing Statements. All financing statements required by Lender in connection with perfection of Lender's security interests in the Collateral.

       (j) Insurance. Evidence of insurance in compliance with the requirements of paragraph 4.8.

       (k) Affiliate Subordination Agreements. All Affiliate Subordination Agreements, if any, required by Lender under paragraph 7.16.

       (l) Guaranty Agreements. Each Guaranty Agreement, duly executed and delivered by each respective Affiliate Guarantor.

       (m) Proprietary Rights Agreements. A Patent Security Agreement and a Trademark Security Agreement, duly executed by Borrower in form acceptable to Lender.

       (n) Other Documents. Such other items as Lender may request in order to perfect or protect its interests and rights under the Loan Documents.


                      VI.  REPRESENTATIONS AND WARRANTIES

    6.1 Corporate Name; Trade Names. Borrower and each Affiliate Guarantor is conducting, transacting and carrying on its business under its name shown in Article I and such other names as may be specified in Schedule 6.1, and is not engaged in business under any other name. Except as provided in Schedule 6.1, during the past five (5) years neither Borrower nor any Affiliate Guarantor has (i) done business under any other name,
    (ii) been party to a merger or consolidation or (iii) acquired any of the property included within the Collateral from any other Person outside the ordinary course of business.

    6.2 Chief Executive Office. Borrower's and each Affiliate Guarantor's chief executive office is located at the address specified for such Person in Article I.

    6.3 Existence. Each of Borrower, ABG, FBG, LAC and GP is a corporation, duly incorporated, validly existing, and in good standing under the laws of the state of its incorporation, and is duly qualified or licensed to transact business in all jurisdictions the laws of which require it to be so qualified or licensed. RBG is a limited partnership, duly formed, validly existing and in good standing under the laws of the State of Delaware, and is duly qualified or licensed to transaction business in all jurisdictions the laws of which require it to be so qualified or licensed.

    6.4 Power and Authority; Validity. Each of Borrower, the Affiliate Guarantors and GP possesses all requisite power and authority to own, lease and operate its properties and to carry on its business and to execute, deliver and comply with the Loan Documents to which it is a party. Each of the Loan Documents to which such Person is a party has been duly authorized by all necessary action and has been duly executed and delivered by such Person, and evidences valid and binding obligations enforceable in accordance with its respective terms.

    6.5 No Conflicting Agreements. Each of Borrower and the Affiliate Guarantors represents that the execution, delivery and performance of the Loan Documents to which such Person is a party will not violate its articles of incorporation, bylaws, certificate of limited partnership or partnership agreement (as applicable) nor constitute a default under, or result in a breach of, any contract, agreement or other instrument to which it is a party or which is applicable to its property.

    6.6 Borrower's Share Ownership. Each of Borrower's outstanding shares of Capital Stock has been duly and validly issued and is fully paid and nonassessable. Except as set forth on Schedule 6.6, there are no subscriptions, options to purchase, conversion or exchange rights, warrants or other agreements, claims or commitments of any nature obligating Borrower to issue, transfer, deliver or sell additional shares of its Capital Stock.

    6.7 Subsidiaries. Each of Borrower's Subsidiaries is a corporation organized (or with respect to RBG, a limited partnership formed), validly existing and in good standing under the laws of the jurisdiction of its incorporation (or formation, as applicable), and has all requisite power and authority to own, lease and operate its properties and to carry on its business as now conducted and proposed to be conducted. All outstanding Capital Stock of each Subsidiary has been validly issued and is fully paid and non-assessable, and all Capital Stock owned by Borrower is free and clear of any lien, pledge, security interest or other encumbrance.

    6.8 Financial Statements. Borrower has delivered to Lender financial statements respecting its consolidated financial condition and operations for Lender's review and reliance in connection with approving the Revolving Facility. Such financial statements were prepared in accordance with GAAP, and are correct and complete, and fairly present the financial condition of Borrower and its Subsidiaries on the respective dates thereof and the results of its operations for the respective periods then ended. There has been no material adverse change in the business, properties or financial condition of Borrower and its Subsidiaries since the dates of such financial statements, respectively.

    6.9 Litigation. Other than as disclosed to Lender in Schedule 6.9, each of Borrower and the Affiliate Guarantors represents that it is not a party to any pending lawsuits or proceedings before or by any state or federal court or other Governmental Authority and is not aware of any threatened or potential lawsuits, proceedings, claims or investigations which in the event of any unfavorable or adverse determination could result in a Material Adverse Effect. The items, if any, disclosed in Schedule 6.9, in the event of any unfavorable or adverse determination, will not result in or cause a Material Adverse Effect.

    6.10 Compliance with Laws. Each of Borrower and the Affiliate Guarantors represents that it is not in violation of any laws, regulations and orders in any respect which will result in or cause, or reasonably would be expected to result in or cause, a Material Adverse Effect.

    6.11 Judgments. There are no outstanding or unpaid judgments against Borrower or any Affiliate Guarantor.

    6.12 Taxes. All tax returns or filings required to be filed by Borrower or any Affiliate Guarantor have been filed and taxes imposed upon Borrower or any Affiliate Guarantor which are due and payable have been paid.

    6.13 Title to Property. Each of Borrower and the Affiliate Guarantors has good and marketable title to all property reflected in the financial statements previously delivered to Lender or purported to have been acquired since such date, except property sold or otherwise disposed of subsequent to such date in the ordinary course of business. Such Person possesses all Patents, licenses, Trademarks, trade names, trade name rights and Copyrights which are required to conduct its business as now conducted without any known infringement or conflict by or against the rights of any other Person.

    6.14 Consents. No governmental orders, permissions, consents, approvals or authorizations are required to be obtained and no registrations or declarations are required to be filed in connection with the execution, delivery and performance of the Loan Documents. Borrower and the Affiliate Guarantors have all required governmental permits and licenses, if any, for purposes of carrying on their operations and activities and are in full compliance with the terms and conditions thereof, and all such permits and licenses are in full force and effect.

    6.15 Full Disclosure. Borrower and the Affiliate Guarantors have disclosed to Lender all material facts known to Borrower or any Affiliate Guarantor concerning their financial condition and business operations. All information furnished by Borrower or any Affiliate Guarantor to Lender was true and complete at the time of delivery thereof to Lender, and there has been no material change in any such information except as may have been disclosed to Lender in writing. There is no fact known to Borrower or any Affiliate Guarantor which would be reasonably expected to result in a Material Adverse Effect during the term of this Agreement.

    6.16 Solvency.  As of, and immediately following the effective date of this
    Agreement: (i) the fair saleable value of all assets of each of Borrower and the Affiliate Guarantors exceeds the amount of all of such Person's existing debts and liabilities (including contingent liabilities); (ii) the assets of such Person do not constitute an unreasonably small capital for the operation of such Person's business as now conducted and as intended to be conducted, taking into account all known or projected capital requirements for such operations; (iii) such Person does not intend to incur debts beyond its ability to pay as they mature; and (iv) such Person's cash flow is sufficient to pay all existing debts and liabilities as they become due.

    6.17 Employee Relations. Neither Borrower nor any Affiliate Guarantor is aware of any contemplated, threatened or pending strike, work stoppage or other labor dispute involving its employees or the employees of any of its Affiliates.

    6.18 Representations and Warranties Cumulative. The representations and warranties contained in this Article VI are in addition to all other representations and warranties provided in the Loan Documents.


                            ARTICLE VII.  COVENANTS

     Throughout the Contract Term and until payment and performance in full of the Obligations, Borrower and the Affiliate Guarantors (as applicable) agree as follows (unless otherwise allowed by prior written consent of Lender):

    7.1 Authority. Immediately following any effective change thereof (and at such other times, from time to time, at the request of Lender) Borrower shall certify to Lender the names and signatures of all Persons authorized to execute and deliver Collateral Reports to Lender and any other documentation contemplated by or relating to any of the Loan Documents.

    7.2 Books and Records. Borrower and the Affiliate Guarantors shall keep and maintain proper, complete and consistent books of record and account respecting the Collateral and such Person's affairs and financial condition in accordance with GAAP, and shall permit Lender from time to time, by and through its authorized agents, to visit and inspect any of its properties, inspect and copy its books and records, and discuss its affairs, finances, accounts and operations with its officers.

    7.3 Existence. Borrower, each Affiliate Guarantor and GP shall preserve and maintain its existence, good standing and authority to transact business in all jurisdictions where necessary for the proper conduct of its business, and shall maintain all of its properties, rights, privileges and franchises necessary or desirable in the normal conduct of its business.

    7.4 Annual Financial Statements. Borrower shall deliver to Lender, as soon as practicable after the end of each fiscal year, and in any event within one hundred twenty (120) days thereafter, its unqualified audited consolidated balance sheet as of the end of such fiscal year, and its audited consolidated statement of income and retained earnings and statements of cash flow, in reasonable detail, prepared in accordance with GAAP and certified by an independent certified public accounting firm acceptable to Lender as fairly presenting Borrower's and its Subsidiaries' consolidated financial condition and results of operations. Such financial statements shall be accompanied by a copy of the report to management delivered to Borrower by such accountants and also by a statement signed by Borrower's president or chief financial officer representing to Lender that such financial statements are true and complete and fairly present Borrower's financial condition and results of operation, and that no event or condition that would be the subject of a required notice under paragraph
    7.9 or paragraph 7.10 is in existence as of the date of delivery of such statements.

    7.5 Interim Financial Statements. Borrower shall deliver to Lender, as soon as practicable after the end of each calendar month, and in any event within thirty (30) days thereafter, a balance sheet as of the end of such month, and income statement for such month and for the period from the beginning of the current fiscal year to the end of such month, for Borrower and each Affiliate Guarantor and consolidating schedules thereof, in reasonable detail and prepared in accordance with GAAP. Such financial statements shall be accompanied by a statement signed by Borrower's president or chief financial officer representing to Lender that such financial statements are true and complete and fairly present Borrower's and each Affiliate Guarantor's financial condition and results of operations, and that no event or condition that would be the subject of a required notice under paragraph 7.9 or paragraph 7.10 is in existence as of the date of delivery of such statements.

    7.6 Collateral Reports. Borrower shall timely deliver to Lender all Collateral Reports required by paragraph 4.6.

    7.7 Information. In addition to information and items specifically required by the Loan Documents, Borrower shall promptly furnish to Lender such other information, documentation or projections respecting Borrower's or any Affiliate Guarantor's business affairs, assets and liabilities as Lender may request, subject to any written confidentiality agreement, a copy of which shall be provided to Lender, or privilege limitations.

    7.8 Notification of Contingent Liabilities. Promptly upon receiving notice or otherwise becoming aware thereof, Borrower shall notify Lender of any pending or threatened lawsuit, claim, action, liability, investigation or proceeding to which Borrower or any Affiliate Guarantor is a party or subject to and which would be required to be reported on Borrower's financial statements as prepared in accordance with GAAP.

    7.9 Notification of Material Changes. Borrower will notify Lender in writing at least thirty (30) days prior to the occurrence of any of the following: (i) change of Borrower's or any Affiliate Guarantor's name;
    (ii) change of Borrower's or any Affiliate Guarantor's address or principal place of business; (iii) change of the location of Borrower's or any Affiliate Guarantor's books and records; (iv) change of the location of any Collateral to any location where Lender's security interest therein is not presently perfected under applicable law; (v) the opening of any new place of business or the closing of any existing place of business of Borrower or any Affiliate Guarantor; or (vi) use of any trade name, fictitious name or other assumed name by Borrower or any Affiliate Guarantor. Borrower shall promptly notify Lender of any change in any other material fact or circumstance represented or warranted in any of the Loan Documents.

    7.10 Notification Regarding Default. Borrower shall immediately notify Lender in writing upon becoming aware of the existence of any condition or event which constitutes an Event of Default or any condition or event which, after notice or lapse of time, or both, would constitute an Event of Default, therein specifying the nature and period of existence thereof and what action Borrower is taking or proposes to take with respect to such condition or event. Borrower shall immediately notify Lender in writing if it knows, or reasonably expects, that an Event of Default will occur, therein specifying the nature of the anticipated Event of Default. Without limiting the foregoing, Borrower will also immediately notify Lender of any of the following: (i) Borrower's or any Affiliate Guarantor's board of directors has authorized the filing by Borrower or such Affiliate Guarantor of a petition in bankruptcy; (ii) Borrower or any Affiliate Guarantor is aware that any covenant under this Agreement has been breached, or reasonably expects that any such covenant will be breached; (iii) Borrower or any Affiliate Guarantor is aware that any Account Debtor obligated on any Receivables in excess of $100,000 is in bankruptcy; and (iv) repossession or attempted repossession by any Person of any Inventory owned by Borrower or any Affiliate Guarantor.

    7.11 Payment of Taxes. Borrower and each Affiliate Guarantor shall promptly pay, or cause to be paid, when due, any and all taxes except such taxes as may be contested in good faith by appropriate proceedings, provided, that adequate reserves shall be maintained as are appropriate according to GAAP. Lender shall have the right in its discretion to include any such amount in the Reserve. Borrower and each Affiliate Guarantor agrees that it shall immediately notify Lender of the initiation of any such contest and advise Lender from time to time of the status thereof. Borrower and each Affiliate Guarantor shall promptly pay any amounts adjudged to be due pursuant to any such contest, with all costs, penalties and interest thereon, before such judgment becomes final or any writ or order is issued under which the Collateral, or any portion thereof, may become subject to any lien or encumbrance.

    7.12 Compliance with Laws. Borrower and each Affiliate Guarantor shall comply with all applicable laws, regulations and orders applicable to it or its property, a violation of which would reasonably be expected to result in a Material Adverse Effect.

    7.13 Compliance with Agreements. Borrower and each Affiliate Guarantor shall comply in all material respects with all agreements, indentures, mortgages or documents binding upon such Person or affecting its property or business.

    7.14 Fees, Costs and Expenses. Borrower agrees to promptly pay upon demand all costs, fees and expenses as provided in paragraph 10.11.

    7.15 Waivers and Consents Respecting the Collateral. Borrower shall furnish to Lender such waivers and consents as may reasonably be requested by Lender with respect to Lender's security interests and liens in the Collateral.

    7.16 Subordination Agreements. All present and future obligations due by Borrower or any Affiliate Guarantor to Borrower, an Affiliate Guarantor or an Affiliate of Borrower or an Affiliate Guarantor (excluding ordinary course items such as travel and expense reimbursements and other similar ordinary course items determined by agreement) shall be subordinate in right of payment and claim to the Obligations, and at Lender's request Borrower shall provide to Lender subordination agreements executed by Borrower , any Affiliate Guarantor and such Affiliates in form satisfactory to Lender ("Affiliate Subordination Agreements").

    7.17 Change of Fiscal Year.  Borrower shall notify Lender at least ninety
    (90) days prior to the effective date of any change in Borrower's or any Affiliate Guarantor's fiscal year.

    7.18 Sale of Assets. Except for sales of assets Borrower or any Affiliate Guarantor has determined are no longer necessary to its business as presently conducted, neither Borrower nor any Affiliate Guarantor will sell or dispose of any assets other than in the ordinary course of business; provided, however, Borrower may sell or grant a license in any Proprietary Rights in the ordinary course of business, except for Proprietary Rights consisting of, or related to, any Trademark of "Johnson" or "Evinrude"; provided further, the proceeds of any sale permitted hereunder shall be delivered to Lender in payment of the Obligations in accordance with the terms of this Agreement.

    7.19 Prohibition Against Liens on Collateral. Neither Borrower nor any Affiliate Guarantor will grant, create or allow to exist any Lien on any of the Collateral.

    7.20 Dissolution, Liquidation, Merger. Neither Borrower nor any Affiliate Guarantor will dissolve or liquidate, or become a party to any merger or consolidation with any Person.

    7.21 Capital and Surplus Retention.  Borrower will not:

        (a) declare or cause to be declared, directly or indirectly, actual or constructive dividends, or distribute, reserve, secure or otherwise commit distributions on account of its capital stock;

        (b) declare or pay any bonus compensation to any shareholder;

        (c) increase the compensation payable to any employee who is a shareholder;

        (d) make any loans or advances to any Affiliate outside the ordinary course of business;

        (e) Except as set forth in paragraph 2.5, make any payments on any loans, advances or obligations to or for the benefit of any Affiliate or make any payments on any Indebtedness which by its terms or by agreement is subordinate to Lender in respect of payment or security therefor;

    7.22 Covenants Cumulative. The covenants contained in this Article VII are in addition to all other covenants provided in the Loan Documents.


                        ARTICLE VIII.  EVENT OF DEFAULT

    8.1 Event of Default. Each of the following shall constitute an Event of Default under this Agreement:

       (a) The failure of timely payment of the Obligations, or any part thereof, on demand or as they otherwise become due in accordance with the terms of the Loan Documents;

       (b) Any violation, breach or default of any covenant, agreement or other obligation under this Agreement [not otherwise covered by paragraph 8.1(a)] or any of the Loan Documents;

       (c) Any representation or warranty made by Borrower or any Affiliate Guarantor in the Loan Documents was false in any material respect at the time when made;

       (d) Lender at any time believes, in accordance with the standards prescribed by the Code, that the prospect for payment or performance of the Obligations is impaired;

       (e) The occurrence of any event or circumstance which Lender reasonably believes has or may result in a Material Adverse Effect;

       (f) The filing of any petition or proceeding by or against Borrower or any Affiliate Guarantor under the United States Bankruptcy Code, as amended from time to time, or any other applicable state or federal law relating to bankruptcy reorganization or other relief for debtors, or the appointment of a conservator, receiver, trustee or liquidator of all or a substantial part of the assets of Borrower or any Affiliate Guarantor;

       (g) The use of any funds borrowed from Lender under this Agreement for any purpose other than as provided in this Agreement;

       (h) The filing or commencement of any attachment, sequestration, garnishment, execution or other action against or with respect to any of the Collateral with an aggregate value in excess of $50,000;

       (i) The filing or commencement of any attachment, sequestration, garnishment, execution or other action against or with respect to any of Borrower's or any Affiliate Guarantor's property not included within the Collateral if the outcome, pendency or effect thereof is reasonably expected to result in or cause a Material Adverse Effect;

       (j) Any breach or default in the payment or performance of any material obligation, or any defined event of default, under the terms, provisions or conditions of any contract or instrument pursuant to which Borrower or any Affiliate Guarantor has incurred any indebtedness or obligation or other liability to any Person, and the expiration of thirty (30) days from the date of such breach, default or event of default;

       (k) The entry of any judgment against Borrower or any Affiliate Guarantor in an amount equal to or exceeding $1,000,000;

       (l) The dissolution or liquidation of Borrower or any Affiliate Guarantor, or the taking of any action by the board of directors or shareholders of Borrower or any Affiliate Guarantor to dissolve or liquidate;

       (m) Any qualification by a certified public accountant relative to any financial statement delivered to Lender under this Agreement that is not acceptable to Lender in its discretion.

    8.2 Demand Obligations. It is expressly agreed that the enumeration of Events of Default shall not impair the nature of the Revolving Facility as being a demand obligation as provided in paragraph 2.3 of this Agreement, provided, that Lender agrees to provide Borrower with at least fifteen (15) days prior written notice of intention to make any such demand, provided further, however, that no such prior written notice shall be required if any Event of Default is in existence, or in connection with instances involving fraud, or if Lender believes that circumstances exist in which there is a threat or likelihood of material diminution in value of the Collateral, or any portion thereof.


                             ARTICLE IX.  REMEDIES

    9.1 Discretionary Funding. THE REVOLVING FACILITY IS A DISCRETIONARY LENDING FACILITY AND LENDER SHALL NOT AT ANY TIME BE OBLIGATED TO MAKE LOANS HEREUNDER. ALL LOAN REQUESTS UNDER THE REVOLVING FACILITY ARE SUBJECT TO APPROVAL BY LENDER AND MAY BE GRANTED IN WHOLE OR IN PART, OR DECLINED IN WHOLE OR IN PART, WITHOUT PRIOR NOTICE IN LENDER'S SOLE DISCRETION, WHETHER OR NOT AN EVENT OF DEFAULT MAY BE IN EXISTENCE.

    9.2 Remedies. Should an Event of Default occur at any time, Lender may at its option take any or all of the following action: (i) commence such actions against Borrower or any Affiliate Guarantor as may be necessary to enforce the Obligations, or any part thereof; (ii) take such steps as Lender may deem appropriate to foreclose and enforce any and all liens and security interests now or hereafter granted to Lender to secure payment and performance of the Obligations, or any part thereof; or (iii) exercise and avail itself of any and all other remedies as may be available under the Loan Documents or as otherwise may be available according to law. Lender at all times shall have the rights and remedies of a secured party under the Code, including, but not limited to, the right to take possession or enforce direct payment of the Receivables. Lender may demand, collect, receipt for, settle, compromise adjust, sue for, foreclose or otherwise realize upon the Collateral as Lender may determine. In taking possession of any Collateral, Lender is authorized to enter upon any premises owned or leased by Borrower or any Affiliate Guarantor where any Collateral is located. At its option, Lender may require Borrower or any Affiliate Guarantor to assemble the Collateral and make it available to Lender at a place to be designated by Lender which is reasonably convenient to both Lender and Borrower or such Affiliate Guarantor. Each of Borrower and the Affiliate Guarantors agrees that Lender shall be entitled to dispose of any Collateral on Borrower's or such Affiliate Guarantor's premises. Unless the Collateral is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market, Lender will give Borrower or any Affiliate Guarantor reasonable notice of the time and place of any public sale thereof or of the time after which any private sale or any other intended disposition thereof is to be made. For this purpose, it is agreed that at least five (5) days notice of the time of sale or other intended disposition of the Collateral delivered in accordance with paragraph 10.3 shall be deemed to be reasonable notice in conformity with the Code. Lender may adjourn or otherwise reschedule any public sale by announcement at the time and place specified in the notice of such public sale, and such sale may be made at the time and place as so announced without necessity of further notice. Lender shall not be obligated to sell or dispose of any Collateral, notwithstanding any prior notice of intended disposition. With respect to any instruments or chattel paper at any time included within the Collateral, Lender shall not have any duty or obligation to take steps to preserve rights against prior parties. It is expressly agreed that the enumeration of remedies conditioned upon the existence of an Event of Default shall not impair the nature of the Revolving Facility as being a demand obligation as provided in paragraph
    2.3 of this Agreement.

    9.3 Cash Collateral; Injunctive Relief. All cash proceeds of Collateral from time to time existing, including, without limitation, collections and payments of Receivables and cash receipts, if any, for other Collateral, whether consisting of cash, checks or other similar items, at all times shall be subject to an express trust for the benefit of Lender. All such proceeds shall be subject to Lender's continuing security interests under this Agreement. Except as may be specifically allowed otherwise by this Agreement, each of Borrower and the Affiliate Guarantors are expressly prohibited from using, spending, retaining or otherwise exercising any dominion over such proceeds. Each of Borrower and the Affiliate Guarantors acknowledges and agrees that an action for damages against Borrower or any Affiliate Guarantor for any breach of such prohibitions shall not be an adequate remedy at law. In the event of any such breach, each of Borrower and the Affiliate Guarantors agrees to the fullest extent allowed by law that Lender shall be entitled to injunctive relief to restrain such breach and require compliance with the requirements of this Agreement.

    9.4 Enforcement Costs; Application of Proceeds. Borrower shall pay to Lender on demand any and all expenses, including legal expenses, reasonable attorneys' fees, court costs, collection costs and traveling expenses, incurred or paid by Lender in protecting or enforcing any of its rights hereunder, including its right to take possession, hold, store, prepare for sale, sell or otherwise dispose of the Collateral and collect the proceeds of any Collateral. Until reimbursed or otherwise paid, Lender is hereby authorized to add all such expenses to the principal amount of the Obligations. After deducting all of such expenses, any remaining proceeds of collection or sale of the Collateral shall be applied in payment of the Obligations in such manner as Lender may determine, and the excess, if any, shall be disbursed by Lender in accordance with applicable law. Borrower expressly agrees that it shall remain liable for any deficiency.

    9.5 Waiver of Notices. Except as otherwise expressly provided in this Agreement, each of Borrower and the Affiliate Guarantors expressly waives presentment, demand, notice of intention to demand, protest and any other notices of any kind with respect to the Obligations.

    9.6 Setoff. Borrower irrevocably authorizes Lender to charge any account of Borrower maintained with Lender with such amount as may be necessary from time to time to pay any Obligations. Borrower agrees that Lender shall have a contractual right to setoff any and all deposits or other sums at any time credited by or due from Lender to Borrower against any part of the Obligations. Such right of setoff may be exercised at any time by Lender without prior notice, irrespective of whether an Event of Default exists or whether Lender has demanded payment of the Obligations. Upon the occurrence of an Event of Default and for so long as the same shall remain in existence and not cured or waived, Lender shall be entitled in its discretion to hold any such deposits or other sums pending demand for payment.

    9.7 Performance by Lender. Should Borrower or any Affiliate Guarantor fail to perform any covenant, duty or agreement required by the Loan Documents, Lender may, at its sole option and election, perform or attempt to perform same on behalf of such Person at such Person's cost and expense, provided that Lender shall have no obligation or duty to take any such action. Each of Borrower and the Affiliate Guarantors agrees to reimburse Lender for such costs and expenses on demand.

    9.8 Non-waiver. Forbearance or indulgence by Lender of any Event of Default or any other event or condition which is or would be the subject of a required notice under paragraph 7.10, at any time from time to time, shall not be deemed a waiver of any rights of Lender under the Loan Documents. The acceptance by Lender at any time and from time to time of any partial payment of the Obligations shall not be deemed to be a waiver of any Event of Default then existing. No delay or omission by Lender in exercising any right or remedy shall impair such right or remedy, or be construed as a waiver thereof, nor shall any single or partial exercise of any such rights or remedies preclude other or further exercise thereof.

    Lender shall not be required or obligated to file suit or otherwise pursue any other Person for enforcement or collection of any of the Obligations or to take any action to realize upon any of the Collateral.

    9.9 Application of Payments. During the existence of any Event of Default, all payments and proceeds of Collateral received by Lender shall be applied to the Obligations in Lender's discretion, and Lender shall have the right to adjust or reapply in another manner any such payments and proceeds as Lender may determine in its discretion.


                           ARTICLE X.  MISCELLANEOUS

    10.1 Effective date; Termination. This Agreement shall become effective upon acceptance by Lender, as of the effective date specified in the introductory paragraph of this Agreement. Subject to all other provisions of the Loan Documents, the Revolving Facility shall continue in full force and effect until expiration of the Contract Term. The Revolving Facility may be terminated as to future transactions (i) by either party as of the end of the applicable current Contract Term, conditioned upon at least sixty (60) days prior written notice to the other of such intended termination, or (ii) by Lender at any time when any Event of Default is in existence (including any Event of Default arising solely upon Borrower's failure to pay the Obligations, or any part thereof, upon demand by Lender as otherwise allowed by this Agreement), in which event all Obligations shall automatically be and become due and payable in full as of such date. Notwithstanding any termination or notice of termination, the Obligations and all rights and remedies of Lender hereunder with respect thereto, including, without limitation, all rights and remedies with respect to the Collateral shall remain in full force and effect until the Obligations have been paid in full.

    10.2 Payments. All payments or collections received by Lender after its internally established time for closing business on any Business Day shall be deemed received as of the next succeeding Business Day. All payments shall be made in immediately available funds, at Lender's address specified in paragraph 1.48. Any payment which is due on a day which is not a Business Day shall instead be deemed to be due on the next succeeding Business Day, and interest thereon shall accrue and be payable at the then applicable rate during the time of such extension.

    10.3 Notices. Any consent, approval, notice, request or demand from one party to another must be made in writing to be effective, and shall be deemed to have been given on the third Business Day after its deposit in the United States mail, postage prepaid and properly addressed, by certified or registered mail, return receipt requested, or on the Business Day on which it is actually delivered by messenger delivery, telecopy or other electronic transmission, whichever is earlier. The address of each party for the purposes hereof is as follows:


     Borrower and Affiliate Guarantors:

     Outboard Marine Corporation
     OMC Aluminum Boat Group, Inc.
     OMC Fishing Boat Group, Inc.
     OMC Latin America/Caribbean, Inc.
     Recreational Boat Group Limited Partnership
     100 Sea-Horse Drive
     Waukegan, Illinois  60085
     Attention: Treasurer

     Telecopy: (847) 689-5661

     With a copy to:

     Outboard Marine Corporation
     OMC Aluminum Boat Group, Inc.
     OMC Fishing Boat Group, Inc.
     OMC Latin America/Caribbean, Inc.
     Recreational Boat Group Limited Partnership
     100 Sea-Horse Drive
     Waukegan, Illinois  60085
     Attention: General Counsel

     Telecopy: (847) 689-6246

     Lender:

     NationsBank of Texas, N.A.
     901 Main Street, 6th floor
     Dallas, Texas 75202
     Attention:  BUSINESS CREDIT/Division Manager: URGENT

     Telecopy:  (214)-508-0480

or such other address as may hereafter be designated and delivered in writing.

    10.4 Use of Loan Proceeds. No portion of the proceeds of any loans under the Revolving Facility shall be used to purchase or carry any "margin stock" as defined under Regulation "U" of the Board of Governors of the Federal Reserve System, or to repay or refinance any debt previously incurred by Borrower or any other Person for such purpose.

    10.5 Lender's Records; Account Statements. Lender's records in respect of loans advanced, accrued interest, payments received and applied and other matters in respect of calculation of the amount of the Obligations shall be deemed conclusive absent demonstration of error. All statements of account rendered by Lender to Borrower relating to principal, accrued interest or costs owing by Borrower under this Agreement shall be presumed to be correct and accurate unless, within thirty (30) days after receipt thereof, Borrower shall notify Lender in writing of any claimed error therein.

    10.6 Indemnity. EACH OF BORROWER AND THE AFFILIATE GUARANTORS HEREBY INDEMNIFIES AND AGREES TO HOLD HARMLESS AND DEFEND ALL INDEMNIFIED PERSONS FROM AND AGAINST ANY AND ALL INDEMNIFIED CLAIMS. UPON NOTIFICATION AND DEMAND, EACH OF BORROWER AND THE AFFILIATE GUARANTORS AGREES TO PROVIDE DEFENSE OF ANY INDEMNIFIED CLAIM AND PAY ALL COSTS AND EXPENSES OF COUNSEL SELECTED BY ANY INDEMNIFIED PERSON IN RESPECT THEREOF. ANY INDEMNIFIED PERSON AGAINST WHOM ANY INDEMNIFIED CLAIM MAY BE ASSERTED RESERVES THE RIGHT TO SETTLE OR COMPROMISE ANY SUCH INDEMNIFIED CLAIM AS SUCH INDEMNIFIED PERSON MAY DETERMINE IN ITS/HIS/HER SOLE DISCRETION, AND THE OBLIGATIONS OF SUCH INDEMNIFIED PERSON, IF ANY, PURSUANT TO ANY SUCH SETTLEMENT OR COMPROMISE SHALL BE DEEMED INCLUDED WITHIN THE INDEMNIFIED CLAIMS. THE INDEMNIFICATION PROVIDED FOR IN THIS PARAGRAPH SHALL SURVIVE ANY TERMINATION OF THIS AGREEMENT AND SHALL CONTINUE FOR THE BENEFIT OF ALL INDEMNIFIED PERSONS. EXCEPT AS SPECIFICALLY PROVIDED IN THIS PARAGRAPH, EACH OF BORROWER AND THE AFFILIATE GUARANTORS WAIVES ALL NOTICES FROM ANY INDEMNIFIED PERSON.

    10.7 Non-applicability of Chapter 15 of Texas Credit Code. Chapter 15 of the Texas Credit Code shall not be applicable to this Agreement or the Revolving Facility.

    10.8 Judgment Interest. It is agreed that any judgement entered by a court in favor of Lender against Borrower or any Affiliate Guarantor for payment of the Obligations, or any part thereof, shall provide for post-judgement interest on the amount thereof at a rate equal to the Maximum Rate.

    10.9 Interest Limitation. In no contingency or event whatsoever shall the amount of interest under the Loan Documents paid by Borrower, received by Lender, agreed to be paid by Borrower, or requested or demanded to be paid by Lender, exceed the Maximum Rate. In the event any such sums paid to Lender by Borrower would exceed the Maximum Rate, Lender shall automatically apply such excess to any unpaid amount of the Obligations or, if the amount of such excess exceeds said unpaid amount, such excess shall be paid to Borrower. All sums paid, or agreed to be paid, by Borrower which are or hereafter may be construed to be compensation for the use, forbearance or detention of money shall be amortized, prorated, spread and allocated in respect of the Obligations throughout the full term of this Agreement until the Obligations are paid in full. Notwithstanding any provisions contained in the Loan Documents, or in the Revolving Note or other related documents executed pursuant hereto, Lender shall never be entitled to receive, collect or apply as interest any amount in excess of the Maximum Rate and, in the event Lender ever receives, collects or applies any amount in respect of Borrower that otherwise would be in excess of the Maximum Rate, such amount shall automatically be deemed to be applied in reduction of the unpaid principal balance of the Obligations and, if such principal balance is paid in full, any remaining excess shall forthwith be paid to Borrower. In determining whether or not the interest paid or payable under any specific contingency exceeds the Maximum Rate, Borrower and Lender shall, to the maximum extent permitted under applicable law, (i) characterize any non-principal payment as a standby fee, commitment fee, prepayment charge, delinquency charge or reimbursement for a third-party expense rather than as interest, (ii) exclude voluntary prepayments and the effect thereof, and (iii) amortize, prorate, allocate and spread in equal parts throughout the entire period during which the Obligations were outstanding the total amount of interest at any time contracted for, charged or received. Nothing herein contained shall be construed or so operate as to require Borrower to pay any interest, fees, costs or charges greater than is permitted by applicable law. Subject to the foregoing, Borrower hereby agrees that the actual effective rate of interest from time to time existing with respect to loans made by Lender to Borrower, including all amounts agreed to by Borrower or charged or received by Lender, which may be deemed to be interest under applicable law, shall be deemed to be a rate which is agreed to and stipulated by Borrower and Lender in accordance with applicable law.

    10.10 Continuing Rights of Lender in respect of Obligations. In the event any amount from time to time applied in reduction of the Obligations is subsequently set aside, avoided, declared invalid or recovered by Borrower, any Affiliate Guarantor or any trustee or in bankruptcy, or in the event Lender is otherwise required to refund or repay any such amount pursuant to any applicable law, then the Obligations shall automatically be deemed to be revived and increased to the extent of such amount and the same shall continue to be secured by the Collateral as if such amount had not been so applied.

    10.11 Fees, Costs and Expenses. Borrower agrees to pay all costs and expenses incurred by Lender in connection with the Loan Documents, including, without limitation: (i) negotiation, preparation and closing of the Loan Documents, including appraisal fees, reasonable attorneys fees and disbursements, search fees, filing and recording fees, (ii) ongoing administration of the Loan Documents, including, without limitation, fees and costs incurred in consultation with attorneys, accountants or appraisers or in connection with any factual investigation, (iii) negotiation, preparation and closing of any amendment, waiver or consent relating to the Loan Documents, including appraisal fees, reasonable attorneys fees and disbursements, search fees, filing and recording fees, and (iv) enforcing any provision of the Loan Documents, collecting the Obligations, exercising any rights or remedies or pursuing or defending any claim arising out of, or in any way relating to the Loan Documents, including, without limitation, fees and costs of attorneys, experts or other consultants retained by Lender in connection therewith and any other fees pursuant to paragraph 9.4. Borrower will pay any applicable stamp, registration, recordation and similar taxes, fees and charges in respect of the Collateral or perfection or maintenance of Lender's rights under the Loan Documents, and agrees to indemnify Lender against any liabilities resulting from any delay, deferral or omission in payment of any such taxes, fees or charges. All fees, costs and expenses for which Borrower is obligated under the Loan Documents shall be payable to Lender on demand.
    At Lender's option, the amount of such fees, costs and expenses may be deducted from the proceeds of any loan hereunder or added to the unpaid principal due by Borrower under the Revolving Facility, in which event such fees, costs and expenses will be deemed paid and the amount thereof shall be treated as a loan under the Revolving Facility.

    10.12 Acceptance and Performance. This Agreement shall become effective only upon acceptance by Lender at its offices in Dallas, Dallas County, Texas. The Obligations are payable at Lender's offices in Dallas, Dallas County, Texas. Borrower and Lender each agrees that Dallas County, Texas shall be the exclusive venue for litigation of any dispute or claim arising under or relating to the Loan Documents, and that such county is a convenient forum in which to decide any such dispute. Borrower and Lender each consents to the personal jurisdiction of the state and federal courts located in Dallas County, Texas for the litigation of any such dispute or claim.

    10.13 Obligations. Lender's rights in respect of the Obligations shall not be impaired by reason that the amount thereof at any time exceeds any stated maximum or other limitation provided herein.

    10.14 Waiver of Trial by Jury. THE PARTIES HERETO AGREE THAT NEITHER PARTY SHALL REQUEST A TRIAL BY JURY IN THE EVENT OF LITIGATION BETWEEN THEM CONCERNING THE LOAN DOCUMENTS OR ANY CLAIMS OR TRANSACTIONS IN CONNECTION THEREWITH, IN EITHER A STATE OR FEDERAL COURT, THE RIGHT TO TRIAL BY JURY BEING EXPRESSLY WAIVED BY LENDER, BORROWER AND THE AFFILIATE GUARANTORS. LENDER, BORROWER AND THE AFFILIATE GUARANTORS EACH ACKNOWLEDGES THAT SUCH WAIVER IS MADE WITH FULL KNOWLEDGE AND UNDERSTANDING OF THE NATURE OF THE RIGHTS AND BENEFITS WAIVED HEREBY, AND WITH THE BENEFIT OF ADVICE OF COUNSEL OF ITS CHOOSING.

    10.15 Copies Valid as Financing Statements. A carbon, photographic or other reproduction, including photocopy, telecopy or electronic transmission, of this Agreement or any financing statement shall be sufficient as a financing statement.

    10.16 Governing Law. This Agreement, and all documents and instruments executed in connection herewith, shall be governed by and construed according to the laws of the State of Texas, provided, that to the extent federal law would allow a higher rate of interest than would be allowed by the laws of the State of Texas, then with respect to the provisions of any law with purport to limit the amount of interest that may be contracted for, charged or received in connection with any of the Obligations, such federal law shall apply.

    10.17 Entirety and Amendments. This Agreement embodies the entire agreement between the parties relating to the subject matter hereof, and may be modified or amended only by an instrument in writing executed by an authorized officer of each party hereto.

    10.18 Parties Bound. This Agreement shall be binding upon and inure to the benefit of Borrower, the Affiliate Guarantors and Lender, and their respective successors in interest and assigns. Neither Borrower nor any Affiliate Guarantor may assign any right, power, duty or obligation under this Agreement, or any document or instrument executed in connection herewith, without the prior written consent of Lender. This Agreement is intended for the benefit of Borrower and Lender, and their respective successors in interest and assigns only, and may not be relied upon by any other Person.

    10.19 Accounting Terms. Except as otherwise specifically provided herein, all accounting and financial terms used herein shall be determined in accordance with GAAP.

    10.20 Exhibits. All exhibits referenced herein, and attached hereto, are incorporated in this Agreement and made a part hereof for all purposes.

    10.21 Cumulative Rights. All rights and remedies of Lender under the Loan Documents are cumulative, and are in addition to rights and remedies available to Lender by law. Such rights and remedies may be exercised concurrently or successively, at such times as Lender may determine in its discretion. Borrower and the Affiliate Guarantors waive any right to require marshaling of assets.

    10.22 Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under any present or future laws effective during the Contract Term, such provisions shall be fully severable, and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision had never comprised a part of this Agreement. In such case, the remaining provisions of the Agreement shall remain in full force and effect and shall not be effected thereby.

    10.23 Multiple Counterparts. This Agreement may be executed simultaneously in one or more multiple originals, each of which shall be deemed an original, but all of which together shall constitute one and the same Agreement. A facsimile or photocopy of an executed counterpart of this Agreement shall be sufficient to bind the party or parties whose signature(s) appear thereon.

    10.24 Survival. All covenants, agreements, representations, and warranties made by Borrower or any Affiliate Guarantor herein shall survive the execution, delivery and closing of this Agreement, and all documents executed in connection herewith, and shall not be affected by any investigation made by any party.

    10.25 Interpretation. Standards of reasonableness or requirements of similar import, and the conduct of Borrower, any Affiliate Guarantor or Lender in connection with the Loan Documents, shall be measured according to applicable standards prescribed by the Code.

    10.26 Express Waivers in respect of Cross-Collateralization and Cross Guaranties. In connection with the matters provided in paragraph 4.13, each Affiliate Guarantor agrees as follows:

         (a) Each Affiliate Guarantor hereby waives: (i) notice of acceptance of this Agreement; (ii) notice of any loans or other financial accommodations made or extended under the Loan Documents or the creation or existence of any Obligations; (iii) notice of the amount of the Obligations; subject, however, to each Affiliate Guarantor's right to make inquiry of Lender to ascertain the amount of the Obligations at any reasonable time; (iv) notice of any adverse change in the financial condition of any other Affiliate Guarantor or of any other fact that might increase any Affiliate Guarantor's risk with respect to such other Affiliate Guarantor under this Agreement; (v) notice of presentment for payment, demand, protest and notice thereof as to any promissory notes or other instruments among the Loan Documents; and (vii) all other notices (except if such notice is specifically required to be given to an Affiliate Guarantor hereunder or under any of the Loan Documents to which such Affiliate Guarantor is a party) and demands to which such Affiliate Guarantor might otherwise be entitled.

         (b) Each Affiliate Guarantor hereby waives the right by statute or otherwise to require Lender to institute suit against Borrower or any other Affiliate Guarantor or to exhaust any rights and remedies which Lender has or may have against Borrower or any other Affiliate Guarantor. Each Affiliate Guarantor further waives any defense arising by reason of any disability or other defense of Borrower or any other Affiliate Guarantor (other than the defense that the Obligations shall have been fully and finally performed and indefeasibly paid) or by reason of the cessation from any cause whatsoever of the liability of any such Affiliate Guarantor in respect thereof.

         (c) Each Affiliate Guarantor hereby waives and agrees not to assert against Lender: (i) any defense (legal or equitable), set-off, counterclaim or claim which such Affiliate Guarantor may now or at any time hereafter have against Borrower or any other Affiliate Guarantor or any other party liable to Lender; (ii) any defense, set-off, counterclaim or claim of any kind or nature available to Borrower or any other Affiliate Guarantor against Lender, arising directly or indirectly from the present or future lack of perfection, sufficiency, validity or enforceability of the Obligations or any security therefor; (iii) any right or defense arising by reason of any claim or defense based upon an election of remedies by Lender under any applicable law; (iv) the benefit of any statute of limitations affecting Borrower or any other Affiliate Guarantor's liability hereunder.

         (d) In addition to the foregoing waivers, each Affiliate Guarantor hereby waives outright and absolutely, any right of subrogation such Affiliate Guarantor has or may have against Borrower or any other Affiliate Guarantor with respect to the Obligations. In addition, each Affiliate Guarantor hereby waives any right to proceed against Borrower or any other Affiliate Guarantor, now or hereafter, for contribution, indemnity, reimbursement and any other suretyship rights and claims, whether direct or indirect, liquidated or contingent, whether arising under express or implied contract or by operation of law, which such Affiliate Guarantor may now have or hereafter have as against Borrower or any such other Affiliate Guarantor with respect to the Obligations. Each Affiliate Guarantor also hereby waives any rights to recourse to or with respect to any asset of Borrower or any other Affiliate Guarantor. Each Affiliate Guarantor agrees that in light of the immediately foregoing waivers, the execution of this Agreement shall not be deemed to make such Affiliate Guarantor a "creditor" of Borrower or any other Affiliate Guarantor, and that for purposes of Sections 547 and 550 of the Bankruptcy Code such Affiliate Guarantor shall not be deemed a "creditor" of Borrower or any other Affiliate Guarantor.

         (e) Each Affiliate Guarantor consents and agrees that, without notice to or by such Affiliate Guarantor and without affecting or impairing the obligations of such Affiliate Guarantor hereunder, Lender may, by action or inaction: (i) compromise, settle, extend the duration or the time for the payment of, or discharge the performance of, or may refuse to or otherwise not enforce the Loan Documents; (ii) release all or any one or more parties to any one or more of the Loan Documents or grant other indulgences to Borrower or any other Affiliate Guarantor in respect thereof;
             (iii) amend or modify in any manner and at any time (or from time to time) any of the Loan Documents; or (iv) release or substitute any other guarantor, if any, of the Obligations, or enforce, exchange, release or waive any security for the Obligations or any other guaranty of the Obligations, or any portion thereof.

         (f) Lender shall have the right to seek recourse against each Affiliate Guarantor to the fullest extent provided for herein, and no election by Lender to proceed in one form of action or proceeding, or against any party, or on any obligation, shall constitute a waiver of Lender's right to proceed in any other form of action or proceeding or against other parties unless Lender has expressly waived such right in writing. Specifically, but without limiting the generality of the foregoing, no action or proceeding by Lender under any document or instrument evidencing the Obligations shall serve to diminish the liability of each Affiliate Guarantor under this Agreement except to the extent that Lender finally and unconditionally shall have realized indefeasible payment by such action or proceeding.

         (g) Each Affiliate Guarantor represents and warrants to Lender that such Affiliate Guarantor is currently informed of the financial condition of Borrower and all other Affiliate Guarantors and of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Obligations. Each Affiliate Guarantor further represents and warrants to Lender that such Affiliate Guarantor has read and understands the terms and conditions of the Loan Documents. Each Affiliate Guarantor hereby covenants that it will continue to keep informed of the financial condition of Borrower and all other Affiliate Guarantors and of all other circumstances which bear upon the risk of nonpayment or nonperformance of the Obligations.

             THIS WRITTEN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO UNWRITTEN ORAL AGREEMENTS BETWEEN THE PARTIES.

     EXECUTED as of the effective date specified in the introductory paragraph.

                                   BORROWER:


                                   OUTBOARD MARINE CORPORATION

                                   By:    ANDREW P. HINES
                                   Name:  Andrew P/ Hines
                                   Title: Executive Vice President and
                                          Chief Financial Officer

                                   By:    THOMAS G. GOODMAN
                                   Name:  Thomas G. Goodman
                                   Title: Treasurer


                                   AFFILIATE GUARANTORS:

                                   OMC ALUMINUM BOAT GROUP, INC.

                                   By:    GORDON G. REPP
                                   Name:  Gordon G. Repp
                                   Title: Assistant Secretary and Treasurer


                                   OMC FISHING BOAT GROUP, INC.

                                   By:    GORDON G. REPP
                                   Name:  Gordon G. Repp
                                   Title: Assistant Secretary and Treasurer


                                   OMC LATIN AMERICA/CARIBBEAN, INC.

                                   By:    GORDON G. REPP
                                   Name:  Gordon G. Repp
                                   Title: Assistant Secretary and Treasurer


                                   RECREATIONAL BOAT GROUP LIMITED PARTNERSHIP

                                   By:    OMC Recreational Boat Group, Inc.,
                                          General Partner
                                   By:    GORDON G. REPP
                                   Name:  Gordon G. Repp
                                   Title: Assistant Secretary and Treasurer


                                   LENDER:

                                   NATIONSBANK OF TEXAS, N.A.

                                   By:    JOSEPH R. LEHRER
                                   Name:  Joseph r. Lehrer
                                   Title: Vice President

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

** The computation of fully diluted earnings per share of common stock is antidilutive;
   therefore, the amount reported for primary and fully diluted earnings per share is the same.
                                    -157-

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

                                    -158-

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