Form 10-Q
period 1997-12-31
OUTBOARD MARINE CORP
filed 1998-02-17
CIK 75149

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

 (Mark One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended December 31, 1997.

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

 Number of shares of Common Stock of $0.01 par value outstanding at January 30, 1998 was 20,425,554 shares.

 Exhibit Index Page 16.
                                     -1-

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 1
                            FINANCIAL INFORMATION

                            FINANCIAL STATEMENTS
                              December 31, 1997


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


                                                      Three Months Ended
                                                          December 31
                                                 -----------------------------
                                                  Post-Merger  |   Pre-Merger
                                                    Company    |    Company
                                                    -------    |    -------
 (Dollars in millions except amounts per share)       1997     |      1996
                                                    -------    |    -------
                                                               |
 Net Sales                                          $ 211.2    |    $ 197.1
                                                               |
 Cost of Goods Sold                                   173.7    |      174.4
                                                     -------   |     -------
                                                               |
   Gross earnings                                      37.5    |       22.7
                                                               |
 Selling, General and Administrative Expense           44.3    |       42.4
                                                     -------   |     -------
                                                               |
   Earnings (Loss) from operations                     (6.8)   |      (19.7)
                                                               |
 Non-Operating Expense (Income):                               |
   Interest expense                                     7.7    |        4.4
   Other, net                                          (2.4)   |      (10.6)
                                                     -------   |     -------
                                                               |
                                                        5.3    |       (6.2)
                                                     -------   |     --------
                                                               |
   Earnings (Loss) before provision for income                 |
    taxes                                             (12.1)   |      (13.5)
                                                               |
 Provision for Income Taxes                             0.8    |        0.8
                                                     -------   |     -------
                                                               |
           Net earnings (loss)                      $ (12.9)   |    $ (14.3)
                                                     =======   |     =======
                                                               |
 Net Earnings (Loss) Per Share of Common Stock                 |
                                                               |
           Basic                                    $ (0.63)   |    $ (0.71)
                                                     =======   |     =======
                                                               |
           Diluted                                  $ (0.63)   |    $ (0.71)
                                                     =======   |     =======
                                                               |
 Average Shares of Common Stock Outstanding            20.4    |       20.2


 The accompanying notes are an integral part of these statements.

 Outboard Marine Corporation
 Condensed Statements of Consolidated Financial Position

                                                 (Unaudited)
                                                 -----------
                                                 Post-Merger        Post-Merger
                                                   Company             Company
                                                 December 31,       September 30,
 (Dollars in millions)                              1997                1997
                                                  ---------           ---------
 Assets
 Current Assets:
  Cash and cash equivalents                      $    24.1           $    54.4
  Receivables                                        127.9               153.2
  Inventories
    Finished Products                                 82.2                62.1
    Raw Material, Work in Process
     and Service Parts                               115.0               114.8
                                                  ---------           ---------
     Total Inventories                               197.2               176.9

  Other current assets                                54.6                86.5
                                                  ---------           ---------
    Total Current Assets                             403.8               471.0

  Product Tooling, net                                33.9                34.2
  Goodwill                                           248.6               250.2
  Trademarks, Patents and Other Intangibles           83.0                83.9
  Other Assets                                       130.7               129.5

  Plant and Equipment at cost                        211.8               210.2
    Less Accumulated Depreciation                     (6.3)                 --
                                                  ---------           ---------
                                                     205.5               210.2
                                                  ---------           ---------
       Total Assets                              $ 1,105.5           $ 1,179.0
                                                  =========           =========
                                     -4-


 Liabilities and Shareholders' Investment
 Current Liabilities:
  Short-term debt                                $   175.7           $    96.0
  Accounts payable                                    67.9               142.0
  Accrued and other                                  199.9               261.5
                                                  ---------           ---------
       Total Current Liabilities                     443.5               499.5

 Long-Term Debt                                      102.8               103.8
 Postretirement Benefits Other than Pensions          96.0                96.0
 Other Non-Current Liabilities                       202.5               202.7

 Shareholders' Investment:
  Common stock and capital surplus                   277.0               277.0
  Accumulated earnings employed in the business      (12.9)                 --
  Cumulative translation adjustments                  (3.4)                 --
                                                  ---------           ---------
    Total shareholders' investment                   260.7               277.0
                                                  ---------           ---------
       Total Liabilities and Shareholders'
        Investment                               $ 1,105.5           $ 1,179.0
                                                  =========           =========

 The accompanying notes are an integral part of these statements.


 Outboard Marine Corporation
 Statements of Consolidated Cash Flows
 (Unaudited)

                                                                  Three Months Ended
                                                                     December 31
                                                        -----------------------------------
                                                          Post-Merger    |     Pre-Merger
                                                            Company      |       Company
                                                         ---------------------------------
 (Dollars in millions)                                       1997        |        1996
                                                           --------      |      --------
 Cash Flows from Operating Activities:                                   |
                                                                         |
 Net earnings (loss)                                      $ (12.9)       |     $ (14.3)
 Adjustments to reconcile net earnings (loss) to net                     |
   cash provided by operations:                                          |
     Depreciation and amortization                           13.3        |        12.7
     Changes in current accounts excluding the effects                   |
       of acquisitions and noncash transactions:                         |
       Decrease in receivables                               24.4        |        25.9
       Increase in inventories                              (21.3)       |        (9.6)
       Decrease (increase) in other current assets           31.8        |        (1.5)
       Decrease in accounts payable and accrued                          |
        liabilities                                         (68.5)       |       (38.9)
       Other, net                                            (3.4)       |         0.1
                                                           -------       |      -------
             Net cash provided by (used for) operating                   |
               activities                                   (36.6)       |       (25.6)
                                                                         |
 Cash Flows from Investing Activities:                                   |
                                                                         |
 Expenditures for plant and equipment, and tooling           (6.3)       |       (12.1)
 Proceeds from sale of plant and equipment                    0.1        |         5.5
 Other, net                                                   0.8        |          --
                                                           -------       |      -------
             Net cash used for investing activities          (5.4)       |        (6.6)
                                                                         |
 Cash Flows from Financing Activities:                                   |
                                                                         |
 Net increase in short-term debt                             79.7        |          --
 Payments of long-term debt, including current maturities   (67.7)       |          --
 Cash dividends paid                                           --        |        (4.0)
 Other, net                                                    --        |         0.3
                                                           -------       |      -------
             Net cash used for financing activities          12.0        |        (3.7)
                                                                         |
 Exchange Rate Effect on Cash                                (0.3)       |         0.3
                                                           -------       |      -------
 Net decrease in Cash and Cash Equivalent                   (30.3)       |       (35.6)
 Cash and Cash Equivalents at Beginning of Period            54.4        |        95.5
                                                           -------       |      -------
 Cash and Cash Equivalents at End of Period               $  24.1        |     $  59.9
                                                           =======       |      =======
                                                                         |
 Supplemental Cash Flow Disclosures:                                     |
    Interest paid                                         $   7.2        |     $   4.2
    Income taxes paid                                     $   1.3        |     $   2.7
                                                           =======       |      =======

 The accompanying notes are an integral part of these statements


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  MERGER WITH GREENMARINE ACQUISITION CORP.

 On September 12, 1997, Greenmarine Acquisition Corp. ("Greenmarine") acquired control of Outboard Marine Corporation (the "Pre-Merger Company") when shareholders tendered approximately 90 percent of the outstanding shares of the Pre-Merger Company's common stock to Greenmarine for $18 per share in cash. Greenmarine was formed solely to purchase the shares of the Pre-Merger Company and merged with and into the Pre-Merger Company in a non-taxable transaction on September 30, 1997. Outboard Marine Corporation was the surviving entity of the merger with Greenmarine (the "Post-Merger Company") (in either case, unless specifically referenced, Pre-Merger Company or Post-Merger Company are also defined as "OMC" or the "Company"). All of the outstanding Pre-Merger Company common stock was cancelled on September 30, 1997 and 20.4 million shares of new common stock were issued to Greenmarine Holdings LLC (the "Parent") the parent company of Greenmarine. Greenmarine's total purchase price of common stock and related acquisition costs amounted to $373.0 million.

 The Post-Merger Company Condensed Statement of Consolidated Financial Position as of December 31, 1997 and the related Post-Merger Company Statements of Consolidated Earnings and Consolidated Cash Flow for the three months ended December 31, 1997 are not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price at September 30, 1997 has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $844.9 million and $902.0 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. Purchase accounting included liabilities of $136.9 million for implementation and execution of business reorganizations. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized. The excess purchase price over fair value of the net assets acquired was $250.2 million and has been classified as goodwill in the Statement of Consolidated Financial Position at September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.


 2.  BASIS OF PRESENTATION

 The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997. The 1998 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

 3.  SHORT-TERM BORROWINGS

 The Company became obligated under a credit agreement, as amended, which provides for loans of up to $150 million (the "Acquisition Debt"). Amounts outstanding under this credit agreement are secured by 20.4 million shares of common stock of the Post-Merger Company and bear interest at 10%. The Acquisition Debt matures on June 16, 1998. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002. At December 31, 1997, the full $150 million principle amount of the Acquisition Debt was outstanding.

 The full amount of the Acquisition Debt matures on June 16, 1998. The Company and its Parent believe the Company will be able to raise funds to refinance such debt through the sale of debt or equity in the public or private markets by the maturity date of the Acquisition Debt.

 The Company entered into a Financing and Security Agreement effective
 November 12, 1997, which provided for loans of up to $50 million and at December 31, 1997, $25.7 million was outstanding. Effective January 6, 1998, the Company entered into a $150 million Amended and Restated Loan and Security Agreement which expires December 31, 2000 which replaced the November 12, 1997 agreement. Any loans outstanding under the January 6, 1998 agreement will be secured by the Company's inventory, receivables, intellectual property and other current assets and are guaranteed by certain of the Company's operating subsidiaries.

 Under the various credit agreements, the Company is required to meet certain financial covenants throughout the year. The Company is in compliance with terms and conditions of these agreements.


 4.  CONTINGENT LIABILITIES

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

 As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At December 31, 1997, the Company has accrued approximately $23 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

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


 5.  PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

 The following unaudited pro forma Condensed Statement of Consolidated Earnings (the "Pro Forma Statement") was prepared to illustrate the estimated effects of the merger with Greenmarine Acquisition Corp. as if the transaction had occurred for statement of consolidated earnings purposes as of the beginning of fiscal 1997.

 The pro forma adjustments are based upon available information and upon certain assumptions that the Company believes are reasonable. The Pro Forma Statement does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred at the beginning of the period indicated or to project the Company's results of operation for any future period.

 The Pro Forma Statement includes adjustments, with respect to the merger, to reflect additional interest expense, depreciation expense and amortization of goodwill.

                                                       Three Months Ended
                                                       December 31, 1996

      (In millions, except per share data)                (Unaudited)

      Net sales                                             $ 197.1

      Cost of goods sold                                      174.1
                                                             -------
        Gross earnings                                         23.0

      Selling, general and administrative expense              44.3
                                                             -------
        Earnings (Loss) from operations                       (21.3)

      Interest expense                                          7.4

      Other (income) expense, net                             (10.6)
                                                             -------
        Loss before provision for income taxes                (18.1)

      Provision for income taxes                                0.8
                                                             -------
        Net loss                                            $ (18.9)
                                                             =======
      Net loss per share of common stock

        (basic and diluted)                                 $ (0.93)
                                                             =======

      Shares outstanding                                       20.4
                                                             =======

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q
                                PART I, ITEM 2
                             FINANCIAL INFORMATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               December 31, 1997


 MERGER WITH GREENMARINE ACQUISITION CORP.

 On September 12, 1997, Greenmarine acquired control of the Pre-Merger Company when shareholders tendered approximately 90 percent of the outstanding shares of the Pre-Merger Company's common stock to Greenmarine for $18 per share in cash. Greenmarine was formed solely to purchase the shares of the Pre-Merger Company and merged with and into the Pre-Merger Company in a non-taxable transaction on September 30, 1997. Outboard Marine Corporation was the surviving entity of the merger with Greenmarine. All of the outstanding Pre-Merger Company common stock was cancelled on September 30, 1997 and 20.4 million shares of new common stock were issued to the Parent. Greenmarine's total purchase price of common stock and related acquisition costs amounted to $373.0 million.


 RESULTS OF OPERATIONS

 The Post-Merger Company had a net loss of $12.9 million, or 63 cents per share (basic and diluted), on sales of $211.2 million during the first quarter of fiscal 1998. During the first quarter of fiscal 1997, the Pre-Merger Company had a net loss of $14.3 million, or 71 cents per share (basic and diluted), on sales of $197.1 million.

 Sales increased over last year due primarily to higher marine engine sales. Softness in marine engine and boat sales in the fall of 1996 kept dealer inventories relatively high resulting in lower OMC sales while OMC assisted dealers in reducing field inventories.

 Cost of goods sold was 82.2 percent of sales during the first quarter of fiscal 1998 as compared with 88.5 percent of sales during the first quarter of fiscal 1997. The improvement in cost of goods sold is due primarily to better absorption of costs in the current quarter. In the previous year's first quarter the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. This resulted in both sales decreases and unabsorbed costs last year.

 Selling, general and administrative expenditures increased to $44.3 million during the first quarter of fiscal 1998 from $42.4 million in the previous year's first quarter. The increase is due primarily to higher amortization of goodwill and intangibles due to purchase accounting and higher warranty expense due to extended warranty coverage on certain new models.

 Interest expense increased $3.3 million to $7.7 million for the three months ended December 31, 1997 as a result of the new debt structure in place after the merger.

 Non-operating income - other was lower $8.2 million due primarily to $1.6 million in gains from the sale of assets and an insurance recovery of $6.1 million in an environmental matter both in the previous year's first quarter.

 The provision for income taxes for the three months ended December 31, 1997 and 1996 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

 It is not appropriate to compare the results of operations for the current quarter with those of the preceding quarter because of the seasonal nature of the Company's business.


 FINANCIAL CONDITION

 As a result of the merger with Greenmarine Acquisition Corp., the Statement of Consolidated Financial Position as of September 30, 1997 was prepared using the purchase method of accounting which reflects the fair values of assets acquired and liabilities assumed. The excess of the total acquisition cost over the estimated fair value of assets acquired and liabilities assumed at the date of acquisition was initially estimated at $250.2 million. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized.

 The Post-Merger Company Statement of Condensed Consolidated Financial Position as of December 31, 1997 is not comparable to the prior year because of the purchase accounting adjustments. The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the first fiscal quarter and peaking in the second fiscal quarter. Current assets at

 December 31, 1997 decreased $67.2 million from September 30, 1997. Cash and cash equivalents decreased $30.3 million. Receivables decreased $25.3 million due primarily to the switch to more domestic outside financing and inter-national independent distributor sales. Inventories at December 31, 1997 increased $20.3 million from September 31, 1997 due to the seasonal nature of OMC's business but were lower than the December 31, 1996 levels due primarily to efforts to reduce quantities of work in process and service parts inventories. Other current assets decreased $31.9 million due primarily to a reduction in a trust depository that funded the remaining untendered outstanding shares of the Pre-Merger Company's common stock.

 Expenditures for plant, equipment and tooling were $6.3 million for the three months ended December 31, 1997, down $5.8 million from the prior year level of $12.1 million as a result of deferred capital expenditures.

 Short-term debt was $175.7 million at December 31, 1997 including $150.0 million as described in Note 3 to the Consolidated Financial Statements. Accounts payable decreased $74.1 million from September 30, 1997 due to payments to Pre-Merger Company shareholders for untendered outstanding stock and also due to payments due to change of control. Accrued liabilities decreased $61.6 million due primarily to the redemption of the Pre-Merger Company's convertible subordinated debentures due 2002.


 LIQUIDITY AND CAPITAL RESOURCES

 Due to the seasonal nature of the Company's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the second fiscal quarter, and decline thereafter as the Company's products enter the peak consumer selling seasons.

 Cash provided by (used by) operations was $(36.6) million for the three months ended December 31, 1997 compared with $(25.6) million for the three months ended December 31, 1996. Expenditures for plant and equipment and tooling were $6.3 million for the three months ended December 31, 1997 compared to $12.1 million for the three months ended December 31, 1996. The lower level of expenditures is due to prior capital programs being completed while reorganization programs are in the process of being developed in the current year.

 The Post-Merger Company has a $150 million loan and security agreement which expires December 31, 2000 (see Note 3 to the Consolidated Financial Statements).

 In connection with the merger, the Post-Merger Company assumed the obligations under a credit agreement for up to $150 million (the "Acquisition Debt") borrowed for the purposes of acquiring shares of the Pre-Merger Company and the purchase of some $67.7 million principal amount of Convertible Debentures which the Company had an obligation to offer to purchase because of the change of control at a price of 100% of the outstanding principal amount plus accrued interest. At September 30, 1997, $96 million principal amount of the Acquisition Debt was outstanding. The remaining $54 million principal amount of the Acquisition Debt was borrowed on November 12, 1997 in connection with the purchase of the Convertible Debentures. At December 31, 1997, the full $150 million principle amount of the Acquisition Debt was outstanding.

 The full amount of the Acquisition Debt matures on June 16, 1998. The Company and its Parent believe the Company will be able to raise funds to refinance such debt through the sale of debt or equity in the public or private markets by the maturity date of the Acquisition Debt.

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

 Since the completion of the merger in September, 1997, a new executive management team has been put in place and sees many opportunities for the future and has completed many strategic decisions which will be implemented in the next few months.

 Some key actions have already been taken. In October, it was announced that the Four Winns boat brand would be the Company's premier boat brand and a new general manager was announced to ensure that the manufacturing efficiencies of the Four Winns facilities in Cadillac, Michigan would be achieved.

 In December, 1997, the Company announced the rationalization of its fishing boat operations, closing a facility in Old Hickory, Tennessee, and moving the freshwater fishing operations to Murfreesboro, Tennessee, and its saltwater fishing boat operations to Columbia, South Carolina. This was done so that the Company could better focus its resources on these unique markets.

 In January 1998, the Company also announced that a strategic purchasing program had been put into place and that it expected substantial savings to be derived from that effort. A team of internal managers to coordinate this program is expected to be operational by the end of February, 1998.

 A challenge facing all two-stroke marine engine manufacturers is meeting the U.S. EPA emissions standards for the year 2006, which require an average reduction in air emissions by 75% beginning with the 1998 model year. To meet those requirements, the Company has invested $100 million into the development of FICHT fuel injection technology, an advanced technology which reduces emissions by 80% on average and increases fuel economy by approximately 35%. In January, 1997, the Company put the first 150hp FICHT fuel injected engines into the marketplace where they received rave reviews from the trade press and consumers. Since then, the Company has introduced 175hp, 115hp and 90hp FICHT fuel injection engines. All FICHT fuel injected engines on the market today meet or exceed the 2006 requirements.

 In addition, the Company has a strategic alliance with Suzuki to produce certain four-stroke engines in specified horsepower levels to meet market demands for these products without investing in re-tooling and engineering costs. The Company believes the combination of the FICHT fuel injection technology and the addition of the four-strokes to the engine line will allow OMC to offer the broadest range of low emission marine engine technology in the world.

 FICHT fuel injection technology has also proven to be easily adapted to other two-stroke engines and in February, 1998, the Company debuted its FICHT technology application to personal watercraft. Demonstrations of the applicability of the technology to other products is expected later this year.

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


                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q
                          PART II - OTHER INFORMATION


 Item 2.  Changes in Securities and Use of Proceeds

 Pursuant to his employment agreement with the Company, Andrew P. Hines purchased 14,444 shares of the Company's common stock. Mr. Hines paid $50,000 in cash for 2,777 of those shares and purchased the remaining 11,667 shares with $210,000 borrowed from the Company pursuant to the terms of a Promissory Note between the Company and Mr. Hines. Mr. Hines has pledged his 14,444 shares to the Company to secure his obligations under that Promissory Note.

 On October 1, 1997, as a result of the change in control which occurred September 11, 1997 from the purchase by Greenmarine Acquisition Corp. of in excess of 90% of the Company's outstanding common stock, the Company offered to purchase for cash, upon the terms and conditions set forth in the offer to purchase, any and all of the outstanding 7% Convertible Subordinated Debentures due 2002 of the Company that were properly tendered on or before November 12, 1997. The purchase price for each debenture was 100% of the outstanding principal amount of such debenture plus any accrued and unpaid interest thereon up to and including the date of purchase.

 Section 1209 of the Indenture dated as of June 22, 1992 between the Company and LaSalle National Bank, as Trustee, provides that each holder of a debenture, upon the occurrence of an event such as the merger which took place

 September 30, 1997 between the Company and Greenmarine, will have the right at such holder's option to convert all or any portion of such holder's debentures during the period such debenture is convertible into the same kind and amount of securities, cash or other property receivable upon the occurrence of an event such as the merger by a holder of the number of shares of common stock into which such debentures might have been converted immediately prior to the occurrence of such event. Accordingly, as a result of the consummation of the merger, debentures which were not put to the Company by the November 12, 1997 purchase date are now convertible at the conversion price, which was $22.25 per share, into the merger consideration of $18.00 per share into which the debentures would have been convertible had the debentures been converted into common stock immediately prior to the effective date of the merger. All debentures which remain outstanding after the November 12, 1997 purchase date continue to be obligations of the Company and will continue to be convertible at the option of the holder thereof solely into the merger consideration. Holders of debentures choosing to convert their debentures into the merger consideration must comply with Section 1202 of the Indenture, including the requirements that they deliver a Conversion Notice (as defined in the Indenture) to the Company.


 Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits reference is made to the Exhibit Index on Page 16.

        (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended December 31, 1997.


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


                         OUTBOARD MARINE CORPORATION


         Signature                     Title                Date
 _____________________________  _________________________  _________________

 By: /s/: Andrew P. Hines       Executive Vice President   February 16, 1998
                                & Chief Financial Officer
 _____________________________  _________________________  _________________

          ANDREW P. HINES

                                 EXHIBIT INDEX


 Exhibit 3:  Articles of Incorporation and By-Laws:

         (A) With respect to the Registrant's Certificate of Incorporation, reference is made to Exhibit 3(A) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.

         (B) With respect to the Registrant's By-Laws, as amended and restated October 1, 1997, reference is made to Exhibit 3(B) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.


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

         (C) With respect to rights of holders of Registrant's 7% Convertible Subordinated Debentures due 2002, reference is made to Registrant's Registration Statement Number 33-47354 filed on April 28, 1992, which is incorporated herein by reference and with respect to the Supplemental Indenture dated September 30, 1997 reference is made to Exhibit 4(C) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.


 Exhibit 10: Material contracts:

         (A) With respect to Severance Agreements between the Registrant and certain elected and appointed officers and certain other executives of the Registrant, reference is made to Exhibits 99.3 and 99.4 of the Registrant's Schedule 14D-9 filed with the Securities and Exchange Commission on July 15, 1997, which is incorporated herein by reference.

         (B) With respect to the Consulting Agreement for Mr. Bowman dated September 24, 1997, reference is made to Exhibit 10(I) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.

         (C) With respect to the Employment Agreement of Mr. Hines dated October 6, 1997, reference is made to Exhibit 10(J) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.

         (D) With respect to the Credit Agreement between the Registrant and American Annuity Group and Great American Insurance Company dated August 13, 1997, reference is made to Exhibit (b)(2) of the
             Schedule 14D-1, Amendment No. 1, filed by Greenmarine Acquisition Corp. with the Securities and Exchange Commission September 12, 1997, which is incorporated hereby reference and with respect to the First Amendment to Credit Agreement dated September 10, 1997, Second Amendment to Credit Agreement dated September 12, 1997 and Third Amendment to Credit Agreement dated November 10, 1997 reference is made to Exhibit 10(L) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.

         (E) With respect to the Amended and Restated Loan and Security Agreement between the Registrant and NationsBank of Texas, N.A. dated January 6, 1998, reference is made to Exhibit 10(E) attached hereto.


 Exhibit 11: Statements regarding computation of per share earnings:

             A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.

 Exhibit 19: Report furnished to security holders:

             Not applicable.


 Exhibit 27: Financial data schedule:

             This information is filed only in the electronic filing.

                                                                 EXHIBIT 10 (E)

              AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT
              ------------------------------------------------
    THIS AMENDED AND RESTATED LOAN AND SECURITY AGREEMENT ("Agreement"), dated effective as of January 6, 1998, is executed and entered into by and among OUTBOARD MARINE CORPORATION, a Delaware corporation ("OMC"), OMC ALUMINUM BOAT GROUP, INC., a Delaware corporation ("ABG"), OMC FISHING BOAT GROUP, INC., a Delaware corporation ("FBG"), OMC LATIN AMERICA/CARIBBEAN, INC., a Delaware corporation ("LAC"), RECREATIONAL BOAT GROUP LIMITED PARTNERSHIP, a Delaware limited partnership ("RBG"), OMC RECREATIONAL BOAT GROUP, INC., a Delaware corporation ("GP"), and each of the other Persons (as defined herein), if any, who hereafter may become party hereto as a Borrower (as defined herein) and/or Guarantor (as defined herein) pursuant to any agreement among the parties hereto and such Person, each of the lending institutions which is a party hereto or any permitted successor or assignee thereof permitted pursuant to
 Section 14.1 (individually, a "Lender" and collectively, the "Lenders"), the L/C Issuer (as such term is defined herein) and NATIONSBANK OF TEXAS, N.A., a national banking association, as agent for itself and the other Lenders (in such capacity, together with its successors and assigns in such capacity, "Agent").


                                  RECITALS:

    A. OMC, ABG, FBG, LAC, RBG and NationsBank of Texas, N. A. (acting in its individual capacity as a lender) entered into that certain Financing and Security Agreement, dated as of November 11, 1997 (the "Original Agreement"), whereby certain credit facilities were made available to OMC on the term and conditions set forth therein.

    B. OMC, ABG, FBG, LAC, GP and RBG have requested that the Original Agreement be amended and restated to make additional financing available to Borrowers (as defined below).

    C. Agent and the Lenders have agreed to amend and restate the Original Agreement and to provide such additional financing to Borrowers upon and subject to the terms and conditions set forth in this Agreement and the other Loan Documents (as defined below).

    NOW THEREFORE, in consideration of the premises and the mutual covenants herein contained, the parties hereto hereby agree as follows:


                                  ARTICLE 1

                                 Definitions
                                 -----------
    Section 1.1 Definitions. As used in this Agreement, the following terms have the following meanings:

    "ABG" means OMC Aluminum Boat Group, Inc., a Delaware corporation, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3695740.

    "Account Debtor" means a Person who is obligated on a Receivable.

    "Acquire" or "Acquisition", as applied to any Business Unit or Investment, means the acquiring or acquisition of such Business Unit or Investment by purchase, exchange, issuance of stock or other securities, or by merger, reorganization or any other method.

    "Adjusted Eurodollar Rate" means, for any Eurodollar Loan for any Interest

 Period therefor, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) determined by Agent to be equal to the quotient obtained by dividing (a) the Eurodollar Rate for such Eurodollar Loan for such Interest Period by (b) one (1) minus the Reserve Requirement for such Eurodollar Loan for such Interest Period.

    "Affected Loans" has the meaning set forth in Section 5.4 of this Agreement.

    "Affected Type" has the meaning set forth in Section 5.4 of this Agreement.

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

    "Agency Account" means an account of any Loan Party maintained by such Person with a Clearing Bank pursuant to an Agency Account Agreement.

    "Agency Account Agreement" means any agreement (if required pursuant to Section 9.1) among any Loan Party, Agent and a Clearing Bank, in form and substance satisfactory to Agent, which designates an Agency Account for the deposit of checks and items constituting proceeds of such Loan Party's Receivables or any other Collateral, and establishes the terms for transferring balances therein to Agent.

    "Agent" means NationsBank in its capacity as agent for the Credit Parties as provided by this Agreement, and any successor agent appointed pursuant to
 Section 15.7 hereof.

    "Agreement" means and includes this Agreement and all exhibits, schedules, addenda and other attachments hereto, and any renewal, extension, amendment, modification, restatement or supplement hereof.

    "Agreement Date" means the date as of which this Agreement is dated.

    "Applicable Law" means, with respect to any Person, all provisions of constitutions, statutes, rules, regulations and orders of any Governmental Authority applicable to such Person or its property, including, without limitation, all orders and decrees of all courts and arbitrators in proceedings or actions to which such Person is a party and all Environmental Laws.

    "Applicable Lending Office" means, for each Lender and for each Type of Loan, the "Lending Office" of such Lender (or of an Affiliate or Subsidiary of such Lender) designated for such Type of Loan on the signature pages hereof or such other office of such Lender (or an Affiliate or Subsidiary of such Lender) as such Lender may from time to time specify to Agent and Borrowers by written notice in accordance with the terms hereof as the office by which its Loans of such Type are to be made and maintained.

    "Applicable Margin" means, for the period from the Agreement Date through the end of the fiscal quarter of OMC in which Agent receives OMC's financial statements dated September 30, 1998, pursuant to Section 11.1(a), two percent (2.0%) with respect to Eurodollar Loans and one-half percent (0.5%) with respect to Base Rate Loans, subject to adjustment from time to time thereafter to the percentage specified for each Type of Loan, corresponding to the Leverage Ratio, as set forth below, respectively:

      --------------------------------------------------------------------
      |     Leverage Ratio      |  Eurodollar Loans  |  Base Rate Loans  |
      |-------------------------|--------------------|--------------------
      |                         |                    |                   |
      |  Greater than or equal  |                    |                   |
      |   to 4.0 to 1.0         |       2.00%        |       0.50%       |
      |                         |                    |                   |
      |-------------------------|--------------------|--------------------
      |                         |                    |                   |
      |  Less than 4.0 to 1.0   |                    |                   |
      |   but greater than or   |                    |                   |
      |   equal to 3.0 to 1.0   |       1.75%        |       0.00%       |
      |                         |                    |                   |
      |-------------------------|--------------------|--------------------
      |                         |                    |                   |
      |  Less than 3.0 to 1.0   |       1.25%        |       0.00%       |
      |                         |                    |                   |
      --------------------------------------------------------------------

 For the purpose of determining the Applicable Margin, OMC's Leverage Ratio shall be determined based upon OMC's Consolidated financial statements for the months of March, June, September and December delivered to Agent as required by Section 11.1, and any resulting change, if any, in the Applicable Margin, shall become effective (i) as to Base Rate Loans, as of the first day of the calendar month following the month in which such financial statements are delivered to Agent and (ii) as to Eurodollar Loans, as of the date (on or after the effective date as referenced in clause (i) preceding) when any such Eurodollar Loan is made, Continued or Converted, as the case may be.

    "Applicable Rate" means, at any time, (i) with respect to Base Rate Loans, the Base Rate plus the Applicable Margin and (ii) with respect to Eurodollar Loans, the Adjusted Eurodollar Rate plus the Applicable Margin, as the case may be, in effect at any time pursuant to a Notice of Borrowing or otherwise pursuant to the terms of this Agreement.

    "Asset Disposition" means, with respect to any Person, the disposition of any asset of such Person other than sales of Inventory in the ordinary course of business.

    "Assignment and Acceptance" means an Assignment and Acceptance Agreement in the form attached hereto as Exhibit "C" assigning all or a portion of a Lender's interests, rights and obligations under this Agreement to an Eligible Assignee pursuant to Section 14.1.

    "Availability" means, as of the date of any determination thereof, (a) the Borrowing Base at such time, minus (b) the aggregate outstanding principal balance of all Revolving Credit Loans as of such date.

    "Base Rate" means, for any day, the rate per annum equal to the higher of
 (a) the Federal Funds Rate for such day plus one-half of one percent (0.5%) or
 (b) the Prime Rate for such day. Any change in the Base Rate due to a change in the Federal Funds Rate or the Prime Rate shall be effective on the effective date of such change in the Federal Funds Rate or the Prime Rate; provided that, adjustments, if any, of the Applicable Rate resulting from any change in the Base Rate shall become effective as provided in Section 4.2(d).

    "Base Rate Loan" means any Loan that bears interest at a rate based on the Base Rate.

    "Benefit Plan" means, with respect to any Person, an "employee pension benefit plan" as defined in Section 3(2) of ERISA (other than a Multiemployer
 Plan) in respect of which such Person or any Related Company is, or within the immediately preceding six (6) years was, an "employer" as defined in Section 3(5) of ERISA, including, without limitation, such plans as may be established after the Agreement Date.

    "Benefitted Lender" has the meaning set forth in Section 16.4 of this Agreement.

    "Borrower" means each of OMC, ABG, FBG, LAC, RBG and each other Person, if any, who may become a party hereto as a borrower hereunder pursuant to any agreement among the parties hereto and such additional Person, in form and substance satisfactory to such parties, and "Borrowers" means all of such Persons, collectively.

    "Borrowing Base" means, at any time, an amount equal to the lesser of:
         (a) the maximum principal amount of the Revolving Credit Facility, minus the sum of (i) the Letter of Credit Reserve, plus (ii) the Reserve, or

         (b) an amount equal to the sum of
             (i) 85% (or such lesser percentage as Agent may determine pursuant to Section 2.5) of the face value of Eligible Receivables that are determined by Agent in its discretion to be Qualified L/C Supported Receivables at such time, plus

             (ii) 85% (or such lesser percentage as Agent may determine pursuant to Section 2.5) of the face value of Eligible Receivables that are determined by Agent in its discretion to be Qualified Guaranteed Receivables at such time, plus

             (iii) 85% (or such lesser percentage as Agent may determine pursuant to Section 2.5) of the face value of Eligible Domestic Receivables (other than Qualified L/C Supported Receivables or Qualified Guaranteed Receivables) at such time, plus

             (iv) 75% (or such lesser percentage as Agent may determine pursuant to Section 2.5) of the Dollar Equivalent face value of Eligible Foreign Receivables (other than Qualified L/C Supported Receivables or Qualified Guaranteed Receivables) at such time, plus

             (v)   the lesser of
                   (A) 60% with respect to Eligible Domestic Inventory and 50%
                       with respect to Eligible Foreign Inventory (or such lesser percentage as Agent may determine pursuant to
                       Section 2.5) of the lesser of cost determined on a FIFO (or first-in-first-out) accounting basis or fair market value of such Eligible Inventory, as applicable, net of the Loan Parties' reserve for obsolescence (if any), at such time, plus, during the period of January 1, through April 30, 35% (or such lesser percentage as Agent may in its discretion determine from time to time) of the lesser of cost determined on a FIFO (or first-in-first-out) accounting basis or fair market value of Eligible Work-In-Process Inventory, net of the

                       Loan Parties' reserve for obsolescence (if any), at such time or

                   (B) $75,000,000, minus

             (vi)  the Letter of Credit Reserve;

 provided that with respect to clause (b) preceding, Agent may deduct any Reserve prior to application of the relevant percentages used to calculate the Borrowing Base as set forth herein.

    "Borrowing Base Certificate" means a certificate, signed by an authorized representative of each Borrower, in substantially the form attached hereto as Exhibit "B".

    "Broker" means any "broker," as such term is defined in Chapter 8 (or
 Article 8) of the UCC, and in any event shall include, but not be limited to, any Person defined as a broker or dealer under the federal securities laws, but without excluding a bank acting in that capacity.

    "Business Day" means (a) any calendar day other than Saturday, Sunday or other day on which banks in Dallas, Texas are authorized to close, and (b) with respect to all Loans, payments, Conversions, Continuations, Interest Periods and notices in connection with any Eurodollar Loan, any day which is a Business Day described in clause (a) above and which is also a day on which dealings in Dollar deposits are carried out in the London interbank Eurodollar market.

    "Business Unit" means all or substantially all of the assets constituting the business, or an operating unit thereof, of any Person.

    "Capital and Tooling Expenditures" means, with respect to any Person, all expenditures made and liabilities incurred for the acquisition of assets (including, without limitation, all equipment, dies, tooling, motor vehicles, tractors, trailers, rolling stock, fittings, fixtures and other tangible personal property (other than Inventory and assets which constitute a Business
 Unit)) which are not, in accordance with GAAP, treated as expense items for such Person in the year made or incurred or as a prepaid expense applicable to a future year or years.

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

    "Cash Collateral" means Collateral consisting of cash or Cash Equivalents on which Agent, for the benefit of the Credit Parties, has a first priority Lien.

    "Cash Equivalents" means, with respect to any Person:
         (a) marketable direct obligations issued or unconditionally guaranteed by the U.S. or issued by any agency thereof and backed by the full faith and credit of the U.S., in each case maturing within one (1) year from the date of acquisition thereof;

         (b) commercial paper maturing no more than one (1) year from the date issued and, at the time of acquisition thereof, having a rating of at least A-1 from Standard & Poor's Corporation or at least P-1 from Moody's Investors Service, Inc.;

         (c) certificates of deposit or bankers' acceptances issued in Dollar denominations and maturing within one (1) year from the date of issuance thereof issued by any commercial bank organized under the laws of the U.S. or any state thereof or the District of Columbia having combined capital and surplus of not less than $100,000,000 and, unless issued by Agent or a Lender, not subject to set-off or offset rights in favor of such bank arising from any banking relationship with such bank;

         (d) repurchase agreements in form and substance and for amounts satisfactory to Agent; and

         (e) any other investments which comply with the Outboard Marine Corporation Short-Term Investment Policy and Guidelines, dated as of July 27, 1994, a copy of which is attached hereto as Schedule 1.1D.

    "Clearing Bank" means any banking institution with which an Agency Account has been established pursuant to an Agency Account Agreement.

    "Clearing Corporation" means any "clearing corporation," as such term is defined in Chapter 8 (or Article 8) of the UCC, and in any event shall include, but not be limited to, any (i) Person that is registered as a "clearing agency" under the federal securities laws, (ii) federal reserve bank, or (iii) other Person that provides clearance or settlement services with respect to Financial Assets that would require it to register as a clearing agency under the federal securities laws but for an exclusion or exemption from the registration requirement, if its activities as a clearing corporation, including promulgation of rules, are subject to regulation by a federal or state Governmental Authority.

    "Collateral" means and includes all of each Loan Party's right, title and interest in and to each of the following, wherever located and whether now or hereafter existing or now owned or hereafter acquired or arising:
         (a) all Receivables;

         (b) all Inventory;

         (c) all Contract Rights;

         (d) all General Intangibles;

         (e) all Investment Property;

         (f) all goods and other property, whether or not delivered,

             (i) the sale or lease of which gives or purports to give rise to any Receivable, including, but not limited to, all merchandise returned or rejected by or repossessed from customers, or

             (ii) securing any Receivable,

     including, without limitation, all rights as an unpaid vendor or lienor (including, without limitation, stoppage in transit, replevin and reclamation) with respect to such goods and other property;

         (g) all mortgages, deeds to secure debt and deeds of trust on real or personal property, guaranties, leases, security agreements and other agreements and property which secure or relate to any Receivable or other Collateral, or are acquired for the purpose of securing and enforcing any item thereof;

         (h) all documents of title, policies and certificates of insurance, securities, chattel paper and other documents and instruments evidencing or pertaining to any and all items of Collateral;

         (i) all files, correspondence, computer programs, tapes, discs and related data processing software which contain information identifying or pertaining to any of the Receivables or any Account Debtor, or showing the amounts thereof or payments thereon or otherwise necessary or helpful in the realization thereon or the collection thereof;

         (j) all deposit accounts and all cash deposited with any Clearing Bank, Agent or any Lender or any Affiliate or Subsidiary of Agent or any Lender or which Agent, for the benefit of the Credit Parties, or any Lender or such Affiliate or Subsidiary is entitled to retain or otherwise possess as collateral pursuant to the provisions of this Agreement or any of the Security Documents or any agreement relating to any Letter of Credit;

         (k) all Receivables Guaranties;

         (l) all Receivables L/Cs; and

         (m) any and all products and proceeds of the foregoing (including, but not limited to, any claim to any item referred to in this definition, and any claim against any third party for loss of, damage to or destruction of any or all of, the Collateral or for proceeds payable under, or unearned premiums with respect to, policies of insurance) in whatever form, including, but not limited to, cash, negotiable instruments and other instruments for the payment of money, chattel paper, security agreements and other documents.

    "Collateral Assignment of Receivables Guaranties" means a security agreement and collateral assignment in form and substance satisfactory to Agent, pursuant to which each of the Loan Parties shall further evidence Agent's continuing security interest, lien and collateral assignment, for the benefit of the Credit Parties, in and to all Receivables Guaranties at any time existing, as such agreement may be renewed, extended, continued, modified, amended or restated from time to time.

    "Collateral Assignment of Receivables L/Cs" means a security agreement and collateral assignment in form and substance satisfactory to Agent, pursuant to which each of the Loan Parties shall further evidence Agent's continuing security interest, lien and collateral assignment, for the benefit of the Credit Parties, in and to all Receivables L/Cs at any time existing, as such agreement may be renewed, extended, continued, modified, amended or restated from time to time.

    "Commitment" means, as to each Lender, the amount set forth opposite such Lender's name on the signature pages hereof or, from and after the date hereof, in the Register, representing such Lender's obligation, upon and subject to the terms and conditions of this Agreement (including the applicable provisions of Section 14.1), to make Revolving Credit Loans and to purchase participations in Letters of Credit.

    "Commitment Percentage" means, as to any Lender, the percentage obtained by dividing such Lender's Commitment by the Total Commitment.

    "Compliance Certificate" means a certificate signed by each Loan Party's president or a Financial Officer, in substantially the form of Exhibit "F", containing the information required by Section 11.3 of this Agreement.

    "Consolidated", when used in connection with any accounting term with reference to a Person, means such accounting term determined with reference to such Person and its Subsidiaries, as consolidated according to GAAP (and, in the case of Net Income, Net Worth and Tangible Net Worth, after appropriate deductions for any minority interests in any Subsidiaries).

    "Consolidated Subsidiaries" means, as to any Loan Party, the Subsidiaries of such Loan Party whose accounts are at the time in question, in accordance with GAAP consolidated with those of such Loan Party.

    "Contaminant" means any waste, pollutant, hazardous substance, toxic substance, hazardous waste, special waste, petroleum or petroleum-derived substance or waste, or any constituent of any such substance or waste as may be controlled or regulated by Applicable Law.

    "Continue", "Continuation" and "Continued" mean the continuation pursuant to Section 4.3(b) hereof of a Eurodollar Loan as a Eurodollar Loan from one Interest Period to the next Interest Period.

    "Contract Rights" means any rights under contracts not yet earned by performance and not evidenced by an instrument or chattel paper, whether now existing or hereafter arising, to the extent that such rights may be lawfully assigned.

    "Convert", "Conversion" and "Converted" mean a conversion pursuant to
 Section 4.3(c), Section 5.4 or Article 5 of one Type of Loan into another Type of Loan.

    "Copyright Security Agreement" means a Copyright Security Agreement executed by any Loan Party in favor of Agent, for the benefit of the Credit Parties, as such agreement may be amended, modified, restated or supplemented from time to time.

    "Copyrights" means and includes with respect to any Person, in each case whether now existing or hereafter arising, all of such Person's right, title and interest in and to the following:
         (a) all copyrights, rights and interests in copyrights, works protectable by copyright, copyright registrations and copyright applications;

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

    "Credit Party" means each of Agent, L/C Issuer and the Lenders, and "Credit Parties" means all of such Persons, collectively.

    "Current Assets" means, with respect to any Person, the aggregate amount of assets of such Person which should properly be classified as current assets in accordance with GAAP, after deducting adequate reserves in each case where a reserve is appropriate in accordance with GAAP.

    "Current Liabilities" means, with respect to any Person, the aggregate amount of all Liabilities of such Person which should properly be classified as current liabilities in accordance with GAAP.

    "Current Maturities" means, when used in connection with Long Term Liabilities, as of any date of determination, the principal amount of such Liabilities coming due on such date or during the twelve (12) month period following such date in accordance with the terms of any instrument or agreement evidencing such Liabilities or relating thereto.

    "Default" means any of the events specified in Section 13.1 which with the passage of time or giving of notice or both would constitute an Event of Default.

    "Default Margin" means two percent (2.0%).

    "Disbursement Account" means one or more accounts maintained by and in the name of Borrowers with a Disbursing Bank for the purposes of disbursing Revolving Credit Loan proceeds and amounts deposited to such account or accounts.

    "Disbursing Bank" means any commercial bank with which a Disbursement Account is maintained after the Effective Date.

    "Dollar" and "$" each means freely transferable U.S.  dollars.

    "Dollar Equivalent" means, with respect to any amount denominated in a currency other than Dollars, on the date of determination thereof, the equivalent of such amount in Dollars determined at a rate of exchange equal to the Spot Rate on such date of determination.

    "EBITDA" means Net Income, plus, (a) for each of the fiscal quarters in the period beginning October 1, 1997, through and including September 30, 1998, to the extent deducted in the determination of Net Income, (i) any expense resulting from amortization of goodwill recorded on OMC's financial statements pursuant to purchase accounting adjustments under GAAP, and (ii) up to $3,000,000 of "other income" (as determined in accordance with GAAP) cumulatively for each fiscal quarter, plus, (b) for each fiscal quarter to the extent deducted in the determination of Net Income, each of the following:
 (i) interest expense; (ii) income taxes; and (iii) depreciation and amortization expense.

    "ERISA" means the Employee Retirement Income Security Act of 1974 (as amended), as in effect from time to time, any regulation promulgated thereunder and any successor statute.

    "Effective Date" means the later of:
         (a) the Agreement Date; or

         (b) the first date on which all of the conditions set forth in Article 6 shall have been fulfilled or waived in accordance with the provisions of
    Section 16.9.

    "Effective Interest Rate" means each rate of interest per annum on the Revolving Credit Loans in effect from time to time pursuant to the provisions of Sections 4.2(a) and (b).

    "Eligible Assignee" means (i) a Lender, (ii) any Affiliate or Subsidiary of a Lender, and (iii) any other Person approved by Agent and, unless a Default or an Event of Default has occurred and is continuing at the time any assignment is effected in accordance with Section 14.1, each of the Loan Parties, such approval not to be unreasonably withheld or delayed by the Loan Parties and such approval to be deemed given by the Loan Parties if no objection is received by the assigning Lender and Agent from the Loan Parties within four (4) Business Days after notice of such proposed assignment has been provided by the assigning Lender to the Loan Parties; provided, however, neither any Loan Party nor an Affiliate of any Loan Party shall qualify as an Eligible Assignee.

    "Eligible Domestic Inventory" means any Eligible Inventory which is not located outside the U.S.

    "Eligible Domestic Receivable" means any Eligible Receivable which is not owing by an Account Debtor that is located outside of the U.S. (for this purpose, the Commonwealth of Puerto Rico and other possessions of the U.S. shall be considered located within the U.S.) or Canada.

    "Eligible Foreign Inventory" means any Eligible Inventory which is located in the Kingdom of Belgium at one of the locations set forth in the most recent Schedule of Inventory.

    "Eligible Foreign Receivable" means any Eligible Receivable which is not an Eligible Domestic Receivable.

    "Eligible Inventory" means Inventory which Agent, in its discretion determines to meet all of the following requirements:
         (a) such Inventory is owned by a Loan Party, is stored at a location listed on Schedule 7.1(u), is subject to the Security Interest which is perfected as to such Inventory and is subject to no other Lien whatsoever other than a Permitted Lien;

         (b) such Inventory consists of finished goods or raw materials and not supplies or work-in-process;

         (c) such Inventory is in good condition and meets all standards imposed by any Governmental Authority having regulatory authority over such goods, their use or sale;

         (d) such Inventory is currently either usable or salable, at prices approximating at least the cost of such Inventory, in the normal course of business and is not slow moving or stale;

         (e) such Inventory is not obsolete or returned, repossessed (unless such repossessed Inventory was manufactured in the current model year) or used goods taken in trade;

         (f) such Inventory is located within the U.S. at one of the locations set forth in the most recent Schedule of Inventory;

         (g) such Inventory is in the possession and control of a Loan Party and not any third party or if such Inventory is held by a third party bailee and a negotiable instrument has not been issued with respect thereto
    (i) a financing statement which names the third party bailee as the debtor/bailee, names such Loan Party as the secured party/bailor, names Agent as assignee of the secured party/bailor and contains a description of such Inventory acceptable to Agent and otherwise in compliance with the requirements of Section 9-304(c) of the UCC has been filed in the appropriate filing office, (ii) if requested by Agent, a waiver and access agreement, in form and substance satisfactory to Agent, shall have been executed and delivered to Agent by such bailee and such Loan Party, and
    (iii) such other steps as Agent may reasonably require in order to establish and preserve the priority of the Security Interest against secured creditors of the third party bailee or such Loan Party shall have been taken;

         (h) if such Inventory is located in a warehouse or other facility leased by a Loan Party, the lessor has delivered to Agent, on behalf of the Credit Parties, a waiver and consent in form and substance satisfactory to Agent; and

         (i) such Inventory is not determined by Agent, on behalf of the Credit Parties, in its discretion to be ineligible for any other reason.

    "Eligible Receivable" means a Receivable that consists of the unpaid portion of the obligation stated on the invoice issued to an Account Debtor with respect to Inventory sold and shipped to or services performed for such Account Debtor in the ordinary course of any Loan Party's business, net of any credits or rebates owed by any Loan Party to the Account Debtor and net of any commissions payable by any Loan Party to third parties and that Agent, in its discretion, determines to meet all of the following requirements:
         (a) such Receivable is owned by a Loan Party and represents a complete bona fide transaction which requires no further act under any circumstances on the part of any Loan Party to make such Receivable payable by the Account Debtor;

         (b) such Receivable is not more than sixty (60) days past due from the stated due date of the original invoice;

         (c) not more than ninety (90) days have elapsed from the date of the original invoice (other than any Receivable which arose in the ordinary course of business pursuant to any Borrower's "seasonal dating program" (as the same exists and has been disclosed to Agent (or is similar thereto) as of the Agreement Date));

         (d) the goods the sale of which gave rise to such Receivable were shipped or delivered to the Account Debtor on an absolute sale basis and not on a bill and hold sale basis, a consignment sale basis, a guaranteed sale basis, a sale or return basis or on the basis of any other similar understanding, and no material part of such goods has been returned or rejected;

         (e) such Receivable is not evidenced by chattel paper or an instrument of any kind unless such chattel paper or instrument has (i) been collaterally assigned to Agent, for the benefit of the Credit Parties, pursuant to an assignment in form and substance satisfactory to Agent and
    (ii) except as otherwise may be provided by Section 9.5 or Section 9.12(b), is in the possession of Agent;

         (f) the Account Debtor with respect to such Receivable is not insolvent or the subject of any bankruptcy or insolvency proceedings of any kind or of any other proceeding or action, threatened or pending, which might, in Agent's sole judgment, have a Materially Adverse Effect on such Account Debtor, and is not, in the reasonable discretion of Agent, deemed ineligible for credit or other reasons;

         (g) such Receivable is not owing by an Account Debtor having fifty percent (50.0%) or more in face value of its then existing aggregate total accounts owing to a Loan Party, in the aggregate, which do not meet the requirements of clause (b) or clause (c) above;

         (h) if such Receivable arises from the performance of services, such services have been fully rendered and do not relate to any warranty claim or obligation;

         (i) such Receivable is a valid, legally enforceable obligation of the Account Debtor with respect thereto and is not subject to any present or contingent (and no facts exist which are the basis for any future) offset, deduction or counterclaim, dispute or other defense on the part of such Account Debtor;

         (j) such Receivable is subject to the Security Interest, which is perfected as to such Receivable in form and substance satisfactory to Agent, and is subject to no other Lien whatsoever other than a Permitted Lien;

         (k) such Receivable is evidenced by an invoice or other documentation in the form currently used by the Loan Parties or other form acceptable to Agent;

         (l) such Receivable is not subject to the Assignment of Claims Act of 1940, as amended from time to time, or any Applicable Law now or hereafter existing similar in effect thereto, or to any other prohibition (under Applicable Law, by contract or otherwise) against its assignment or requiring notice of or consent to such assignment, unless all such required notices have been given, all such required consents have been received and all other procedures have been complied with such that such Receivable shall have been duly and validly assigned to Agent, for the benefit of the Credit Parties;

         (m) the goods giving rise to such Receivable were not, at the time of the sale thereof, subject to any Lien, except the Security Interest and Permitted Liens;

         (n) no Loan Party is in breach of any express or implied representation or warranty with respect to the goods the sale of which gave rise to such Receivable nor in breach of any representation or warranty, covenant or other agreement contained in the Loan Documents with respect to such Receivable;

         (o) such Receivable does not arise out of any transaction with any Subsidiary, Affiliate, creditor, tenant, lessor or supplier of any Loan Party;

         (p) unless such Receivable is determined by Agent to be a Qualified L/C Supported Receivable or a Qualified Guaranteed Receivable, no Loan Party is the beneficiary of any letter of credit, nor has any bond or other undertaking by a guarantor or surety been obtained, supporting such Receivable and the Account Debtor's obligations in respect thereof;

         (q) such Receivable does not arise out of finance or similar charges by any Loan Party or other fees for the time value of money;

         (r) the Account Debtor with respect to such Receivable is not located in New Jersey or any other state denying creditors access to its courts in the absence of qualification to transact business in such state or the filing of a Notice of Business Activities Report or other similar filing, unless the Loan Party which owns such Receivable has either qualified as a foreign corporation authorized to transact business in such state or has filed a Notice of Business Activities Report or similar filing with the applicable Governmental Authority for the then current year; and

         (s) neither the Account Debtor with respect to such Receivable, nor such Receivable, is determined by Agent in its absolute discretion to be ineligible for any other reason.

    "Eligible Work-In-Process Inventory" means Inventory consisting of work-in-process of any Loan Party, as determined according to GAAP, which, except for clause (b) of the definition of Eligible Inventory, meets all of the requirements of Eligible Inventory:

    "Entitlement Holder" means any Person identified in the records of a Securities Intermediary as the Person having a Security Entitlement against the Securities Intermediary.

    "Environmental Laws" means all federal, state, local and foreign laws now or hereafter in effect relating to pollution or protection of the environment, including laws relating to emissions, discharges, Releases or threatened Releases of pollutants, Contaminants, chemicals or industrial, toxic or hazardous substances or wastes into the environment (including, without limitation, ambient air, surface water, ground water or land), or otherwise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, removal, transport or handling of pollutants, Contaminants, chemicals or industrial, toxic or hazardous substances or wastes, and any and all regulations, notices or demand letters issued, entered, promulgated or approved thereunder, including, but not limited to, the Resource Conservation and Recovery Act, 42 U.S.C. Section 6901 et seq., as amended, the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. Section 6901 et seq., as amended, the Toxic Substances Control Act, 15 U.S.C. Section 2601 et seq., as amended, the Clean Air Act, 46 U.S.C.
 Section 7401 et seq., as amended, and state and federal lien and environmental cleanup programs.

    "Environmental Lien" means a Lien in favor of any Governmental Authority for (a) any liability under Environmental Laws or (b) damages arising from, or costs incurred by such Governmental Authority in response to, a Release or threatened Release of Contaminant into the environment.

    "Equipment" means and includes with respect to any Person, all equipment, including, without limitation, all machinery, apparatus, equipment, motor vehicles, tractors, trailers, rolling stock, fittings, fixtures and other tangible personal property (other than Inventory) of every kind and description used in such Person's business operations or owned by such Person or in which such Person has an interest, and all parts, accessories and special tools and all increases and accessions thereto and substitutions and replacements therefor.

    "Eurodollar Business Day" means a Business Day on which dealings in Dollars are carried out in the London interbank Eurodollar market.

    "Eurodollar Loans" means Loans that bear interest at rates based upon the Adjusted Eurodollar Rate.

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

    "Event of Default" means any of the events specified in Section 13.1, provided that any requirement for notice or lapse of time or any other condition has been satisfied.

    "Existing Lien" means the continuing security interest and lien in property constituting the Collateral, previously granted by OMC to NationsBank, and existing, pursuant to the Original Agreement.

    "Existing Obligations" means all "Obligations" (including, without limitation, all indebtedness and obligations evidenced by the Existing Revolving Note) as defined by the Original Agreement and existing as of the Agreement Date.

    "Existing Revolving Note" means the certain Master Revolving Note dated November 11, 1997, executed and delivered by OMC under the Original Agreement payable to the order of NationsBank in the face amount of $50,000,000.00.

    "FBG" means OMC Fishing Boat Group, Inc., a Delaware corporation, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3516449.

    "Federal Funds Rate" means, for any day, the rate per annum (rounded upwards, if necessary, to the nearest 1/100 of 1%) equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published by the Federal Reserve Bank of New York on the Business Day next succeeding such day; provided that (a) if such day is not a Business Day, the Federal Funds Rate for such day shall be such rate on such transactions on the next preceding Business Day as so published on the next succeeding Business Day, and (b) if no such rate is so published on such next succeeding Business Day, the Federal Funds Rate for such day shall be the average rate charged to Agent (in its individual capacity) on such day on such transactions as determined by Agent.

    "Financial Asset" means any financial asset, and in any event shall include, but not be limited to, any (i) Security, (ii) obligation of a Person or a share, participation or other interest in a Person or in property or an enterprise of a Person, which is, or is of a type, dealt in or traded on financial markets, or which is recognized in any area in which it is issued or dealt in as a medium for investment, and (iii) any property that is held by a Securities Intermediary for another Person in a Securities Account if the Securities Intermediary has expressly agreed with the other Person that the property is to be treated as a Financial Asset under Chapter 8 (or Article 8) of the UCC.

    "Financial Officer" means, with respect to any Loan Party, the chief financial officer, treasurer or controller of such Loan Party.

    "Financing Statements" means any and all UCC financing statements, in form and substance satisfactory to Agent, executed and delivered by any Loan Party to Agent, naming Agent, for the benefit of the Credit Parties, as secured party and such Loan Party as debtor, in connection with this Agreement.

    "Foreign Employee Benefit Plan" means (i) any employee benefit plan as defined in Section 3(3) of ERISA which is maintained or contributed to for the benefit of the employees of any Loan Party, or any ERISA Affiliate of any Loan Party, which is not covered by ERISA pursuant to Section 4(b)(4) of ERISA, and
 (ii) any other employee benefit plan which is established under any Applicable Law of a foreign Governmental Authority and is maintained or contributed to for the benefit of the employees of any Loan Party.

    "Foreign Security Documents" means each security agreement, collateral assignment, mortgage, pledge, certificate, filing, notice, instrument or agreement, or any equivalent or similar writing, for the purpose of creating, evidencing or perfecting the Security Interest in any Collateral pursuant to any Applicable Law other than laws of the U.S. or any state thereof.

    "GAAP" means generally accepted accounting principles (existing as of the Agreement Date as promulgated by opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements of the Financial Accounting Standards Board, including, without limitation principles of purchase accounting) consistently applied and maintained throughout the period indicated and, when used with reference to any Loan Party, consistent with the prior financial practice of such Loan Party, as reflected on the financial statements referred to in Section 7.1(n); provided, however, that, in the event that changes shall be mandated by the Financial Accounting Standards Board or any similar accounting authority of comparable standing, or shall be recommended by any Loan Party's independent public accountants, such changes shall be included in GAAP as applicable to such Loan Party only from and after such date as the Loan Parties, the Required Lenders and Agent shall have amended this Agreement to the extent necessary to reflect any such changes in the financial covenants set forth in Article 12.

    "GP" means OMC Recreational Boat Group, Inc., a Delaware corporation, the general partner of RBG, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3918531.

    "General Intangibles" means, with respect to any Person, all of such Person's now owned or hereafter acquired general intangibles, chooses in action and causes of action (whether arising in contract, tort or otherwise and whether or not currently in litigation) and all judgments in favor of such Person and all other intangible personal property of every kind and nature (other than Receivables), including, without limitation, all Proprietary Rights, corporate or other business records, inventions, designs, blueprints, plans, specifications, goodwill, computer software, customer lists, registrations, licenses, franchises, tax refunds and tax refund claims, reversions or any rights thereto and any other amounts payable to such Person from any Plan or other employee benefit plan, rights and claims against carriers and shippers, rights and claims under warranties, rights to indemnification, business interruption insurance and proceeds thereof, property, liability, casualty or any similar type of insurance and any proceeds thereof, and any letter of credit, Guaranty, claim, security interest or other security held by or granted to such Person to secure payment by an Account Debtor of any Receivable.

    "Government Acts" has the meaning set forth in Section 3.8(a)(ii) of this Agreement.

    "Governmental Approvals" means all authorizations, consents, approvals, licenses and exemptions of, registrations and filings with, and reports to, any Governmental Authority.

    "Governmental Authority" means any nation or government, any federal, state, county, municipal, parish, provincial or other political subdivision thereof and any department, commission, board, court, agency or other instrumentality or entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

    "Guarantor" means each Borrower, GP and each other Person, if any, who may become a party hereto as a guarantor hereunder pursuant to any agreement among the parties hereto and such Person, in form and substance satisfactory to Agent, and "Guarantors" means all of such Persons, collectively.

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

    "Guaranty Agreement" means any Guaranty Agreement executed by a Guarantor in favor of Agent, for the benefit of the Credit Parties, as such Guaranty Agreement may be amended, modified, restated or supplemented from time to time.

    "IRS" means the Internal Revenue Service.

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

         (d) all obligations of such Person in respect of Interest Rate Protection Agreements; and

         (e) in the case of any Borrower (without duplication) all obligations of such Borrower under the Revolving Credit Loans.

    "Indemnified Party" has the meaning set forth in Section 16.12 of this Agreement.

    "Interest Coverage Ratio" means, for any period, the ratio of (i) Net Income, plus, (a) for each of the fiscal quarters in the period beginning October 1, 1997, through and including September 30, 1998, to the extent deducted in the determination of Net Income, (i) any expense resulting from amortization of goodwill recorded on OMC's balance sheet pursuant to purchase accounting adjustments under GAAP, and (ii) up to $3,000,000 of "other income" (as determined in accordance with GAAP) cumulatively for each fiscal quarter, plus, (b) to the extent deducted in the determination of Net Income, net interest expense and income taxes, to (ii) the aggregate amount of interest expense paid during such period.

    "Interest Payment Date" means, with respect to the Loans, the first day of each calendar month, and with respect to any Eurodollar Loan, the last day of each corresponding Interest Period, commencing on January 1, 1998 and continuing thereafter until the Secured Obligations have been irrevocably paid in full.

    "Interest Period" means the period beginning on the day any Eurodollar Loan is made and ending one (1), two (2), three (3) or six (6) months thereafter (as Borrowers may designate pursuant to a Notice of Borrowing); provided, however:
         (a) if any Interest Period would otherwise end on a day which is not a Eurodollar Business Day, such Interest Period shall be extended to the next succeeding Eurodollar Business Day, unless the result of such extension would be to extend such Interest Period into another calendar month, in which event such Interest Period shall end on the immediately preceding Eurodollar Business Day;

         (b) any Interest Period with respect to a Eurodollar Loan that begins on the last Eurodollar Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Eurodollar Business Day of a calendar month; and

         (c) Borrowers may not select any Interest Period which ends after the date of a scheduled principal payment on the Loans unless, after giving effect to such selection, the aggregate unpaid principal amount of the Eurodollar Loans for which Interest Periods end after such scheduled principal payment shall be equal to or less than the principal amount to which the Loans are required to be reduced after such scheduled principal payment is made.

    "Interest Rate Protection Agreement" means an agreement between a Person and any Lender, or any Subsidiary or Affiliate of such Lender, now existing or hereafter entered into, which provides for an interest rate swap, cap, floor, collar, forward foreign exchange transaction, currency swap, cross-currency rate swap, currency option or any combination of, or option with respect to, any such or similar transactions, for the purpose of hedging such Person's exposure to fluctuations in interest rates or currency valuations.

    "Internal Revenue Code" means the Internal Revenue Code of 1986, as amended from time to time, and the regulations promulgated and rulings issued thereunder.

    "Inventory" means, with respect to any Person, all of such Person's inventory and shall include, without limitation:

         (a) all goods held or intended for sale or lease, or for display or demonstration;

         (b) all work-in-process;

         (c) all raw materials and other materials and supplies of every nature and description used or which might be used in connection with the manufacture, packing, shipping, advertising, selling, leasing or furnishing of such goods or otherwise used or consumed in such Person's business; and

         (d) all documents evidencing and general intangibles relating to any of the foregoing.

    "Investment" means, with respect to any Person:
         (a) the acquisition or ownership by such Person of any share of Capital Stock, evidence of Indebtedness or other security issued by any other Person;

         (b) any loan, advance or extension of credit to, or contribution to the capital of, any other Person, excluding advances to employees in the ordinary course of business for business expenses;

    (c) any Guaranty of the obligations of any other Person;

         (d) any other investment (other than the Acquisition of a Business
    Unit) in any other Person; and

         (e) any commitment or option (where the consideration for such option exceeds $100) to make any of the investments listed in clauses (a) through
    (d) above.

    "Investment Property" means any investment property, now owned or hereafter acquired, and, in any event, shall include, without limitation, each of the following: (a) any Security, whether certificated or uncertificated, (b) any Security Entitlement, (c) any Securities Account, and (d) all proceeds of any of the foregoing; provided that with respect to the Loan Parties, "Investment Property" shall exclude any Capital Stock owned by OMC or any of such Loan Parties in any Subsidiary of OMC or its Subsidiaries.

    "Issuer" means any "issuer," as such term is defined in Chapter 8 (or
 Article 8) of the UCC, and in any event shall include, but not be limited to, any Person that, with respect to an obligation on or a defense to a Security,
 (i) places or authorizes the placing of its name on a Security Certificate, other than as authenticating trustee, registrar, transfer agent or the like, to evidence a share, participation or other interest in its property or in an enterprise, or to evidence its duty to perform an obligation represented by the certificate, (ii) creates a share, participation or other interest in its property or in an enterprise, or undertakes an obligation, that is an Uncertificated Security; (iii) directly or indirectly creates a fractional interest in its rights or property, if the fractional interest is represented by a Security Certificate, or (iv) becomes responsible for, or in the place of, another Issuer.

    "LAC" means OMC Latin America/Caribbean, Inc., a Delaware corporation, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-24366154.

    "L/C Issuer" means NationsBank and any Affiliate or Subsidiary of NationsBank that issues any Letter of Credit pursuant to this Agreement.

    "Lender" means, at any time, any financial institution party to this Agreement at such time, including any Person becoming a party hereto pursuant to the provisions of Article 14, and in each case its successors and assigns, and "Lenders" means, at any time, all such Persons and their successors and assigns.

    "Letter of Credit" means any letter of credit issued by L/C Issuer for the account of a Borrower pursuant to Article 3 and any renewal, extension, modification, amendment, restatement or replacement thereof.

    "Letter of Credit Amount" means, with respect to any Letter of Credit, the aggregate maximum amount at any time available for drawing under such Letter of Credit.

    "Letter of Credit Facility" means the facility provided under Article 3 of this Agreement for issuance of one or more Letters of Credit for the account of a Borrower in an aggregate face amount not to exceed $25,000,000 at any time.

    "Letter of Credit Obligations" means, at any time, the sum of (a) the Reimbursement Obligations of all Borrowers at such time, plus (b) the aggregate of all Letter of Credit Amounts outstanding at such time, plus (c) the aggregate of all Letter of Credit Amounts of Letters of Credit the issuance of which has been authorized by L/C Issuer pursuant to Section 3.4(b) but that have not yet been issued, in each case as determined by Agent.

    "Letter of Credit Reserve" means, at any time, the Letter of Credit Obligations at such time, other than Letter of Credit Obligations that are fully secured by Cash Collateral.

    "Leverage Ratio" means, at any time, the ratio of (i) the sum of Indebtedness for Money Borrowed, determined as of such time, to (ii) EBITDA, determined for the preceding four (4) completed fiscal quarters.

    "Liabilities" means, with respect to any Person, all items (excluding Capital Stock, additional paid-in capital, retained earnings and general contingency items and deferred tax reserves) which in accordance with GAAP would be included in determining total liabilities as shown on a balance sheet of such Person as at the date for which Liabilities are to be determined.

    "Licenses" means and includes, with respect to any Person, in each case whether now existing or hereinafter arising, all of such Person's right, title and interest in and to (a) any and all licensing agreements or similar arrangements in and to any Patents, Copyrights or Trademarks; (b) all income, royalties, damages, claims and payments now or hereafter due and/or payable under and with respect thereto, including, without limitation, damages and payments for past and future breaches thereof; and (c) all rights to sue for past, present and future breaches thereof.

    "Lien" as applied to the property of any Person means:
         (a) any security interest, mortgage, deed to secure debt, deed of trust, collateral assignment, lien, pledge, charge, lease constituting a Capitalized Lease Obligation, conditional sale or other title retention agreement, or other security interest, security title or encumbrance of any kind in respect of any property of such Person, or upon the income or profits therefrom;

         (b) any arrangement, express or implied, under which any property of such Person is transferred, sequestered or otherwise identified for the purpose of subjecting the same to the payment of Indebtedness or performance of any other obligation in priority to the payment of the general, unsecured creditors of such Person;

         (c) any Indebtedness which is unpaid more than thirty (30) days after the same shall have become due and payable and which if unpaid might by law (including, but not limited to, bankruptcy and insolvency laws), or otherwise, be given any priority whatsoever over the claims of general unsecured creditors of such Person; and

         (d) the filing of, or any agreement to give, any financing statement under the UCC, or its equivalent, in any jurisdiction, excluding informational or precautionary financing statements relating to property leased by such Person.

    "Loan" means any Revolving Credit Loan, as well as all such loans collectively, as the context requires, and in any case includes, without limitation, any and all renewals, extensions, modifications or replacements thereof.

    "Loan Account" and "Loan Accounts" shall have the meanings ascribed thereto in Section 4.7.

    "Loan Documents" means collectively this Agreement, each Reimbursement Agreement, the Notes, the Security Documents, the Collateral Assignment of Receivables L/Cs, the Collateral Assignment of Receivables Guaranties, each Notice and Acknowledgment, the Postclosing Agreement and each other instrument, agreement, certificate or document executed by any Loan Party or any Affiliate or Subsidiary of any Loan Party in connection with this Agreement whether prior to, on or after the Effective Date and each other instrument, agreement, certificate or document referred to herein or contemplated hereby.

    "Loan Party" means each Borrower and each other Person that at any time is a Guarantor under this Agreement, respectively, and "Loan Parties" means all of such Persons, collectively.

    "Loan Year" means each annual period commencing on the Effective Date, or any anniversary thereof, and ending on the day preceding the next successive anniversary of such commencement date.

    "Lockbox" means a U.S. post office box specified in, or pursuant to, an Agency Account Agreement or a Lockbox Agreement.

    "Lockbox Agreement" means any agreement established among Agent, any Loan Party and a Clearing Bank concerning the establishment of a Lockbox for the receipt and collection of checks and other items constituting proceeds of such Loan Party's Receivables.

    "Long Term Liabilities" means, with respect to any Person, the aggregate amount of all Liabilities of such Person other than Current Liabilities.

    "Make-Whole Amount" shall have the meaning set forth in Section 4.9(b) of this Agreement.

    "Margin Stock" means margin stock as defined in Section 221.1(h) of Regulation U.

    "Materially Adverse Effect" means, with respect to any Person, a materially adverse effect upon the business, assets, liabilities, condition (financial or otherwise), results of operations or business prospects of such Person and its Consolidated Subsidiaries taken as a whole, and in addition (i) with respect to any Loan Party means a materially adverse effect upon the Loan Parties', taken as a whole, ability to perform their obligations hereunder or under any other Loan Document to which any Loan Party is a party or upon the enforceability of such obligations against any such Loan Party, and (ii) with respect to any other Person which is a party to any Loan Document, means a materially adverse effect upon such Person's ability to perform its obligations under any Loan Document to which such Person is a party or upon the enforceability of such obligations against such Person.

    "Maximum Rate" shall have the meaning set forth in Section 4.2(e) of this Agreement.

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

    "Multiemployer Plan" means, with respect to any Person, a "multiemployer plan" as defined in Section 3(37) or Section 4001(a)(3) of ERISA to which such Person or any Related Company is required to contribute or has contributed within the immediately preceding six (6) years.

    "NationsBank" means NationsBank of Texas, N.A., a national banking association whose principal office is located at 901 Main Street, Dallas, Dallas County, Texas 75202, and each of its successors and assigns.

    "Net Income" means, as applied to any Person, the net income (or net loss) of such Person for the period in question after giving effect to deduction of or provision for all operating expenses, all taxes and reserves (including, without limitation, reserves for deferred taxes) and all other proper deductions, all determined in accordance with GAAP, provided that there shall be excluded:
         (a) the net income (or net loss) of any Person accrued prior to the date it becomes a Subsidiary of, or is merged into or Consolidated with, the Person whose Net Income is being determined or a Consolidated Subsidiary of such Person;

         (b) the net income (or net loss) of any Person in which the Person whose Net Income is being determined or any Subsidiary of such Person has an ownership interest, except, in the case of net income, to the extent that any such income has actually been received by such Person or such Subsidiary in the form of cash dividends or similar distributions;

         (c) any restoration of any contingency reserve, except to the extent that provision for such reserve was made out of income during such period;

         (d) any net gains or losses on the sale or other disposition, not in the ordinary course of business, of Investments, Business Units and other capital assets, provided that there shall also be excluded any related charges for taxes thereon;

         (e) any net gain arising from the collection of the proceeds of any insurance policy;

         (f) any write-up of any asset; and

         (g) any other extraordinary item.

    "Net Outstandings" of any Lender means, at any time, the sum of (a) all amounts paid by such Lender (other than pursuant to Section 15.5) to Agent in respect of Revolving Credit Loans under this Agreement, minus (b) all amounts paid by Agent to such Lender which are received by Agent and which, pursuant to this Agreement, are paid over to such Lender for application in reduction of the outstanding principal balance of the Revolving Credit Loans.

    "Net Proceeds" means proceeds received by any Loan Party in cash from any Asset Disposition (including, without limitation, payments under notes or other debt securities received in connection with any Asset Disposition), net of: (a) the transaction costs of such Asset Disposition; (b) any tax liability arising from such Asset Disposition; and (c) amounts applied to repayment of Indebtedness (other than the Secured Obligations) secured by a Lien on the asset or property disposed of.

    "Net Worth" means, with respect to any Person, such Person's total shareholder's equity (including, without limitation, Capital Stock, additional paid-in capital and retained earnings, after deducting treasury stock), or other form of equity (i.e., partner's capital, membership interests, etc.) which would appear as such on a balance sheet of such Person prepared in accordance with GAAP.

    "Non-Ratable Loan" means a Revolving Credit Loan made by NationsBank in accordance with the provisions of Section 4.10.

    "Note" means any of the Revolving Credit Notes and "Notes" means more than one or all of such Notes, as the context may indicate.

    "Notice and Acknowledgment" means a written notice and acknowledgment as contemplated and required by the proviso of clause (vi) of the definition of "Qualified L/C Supported Receivable" or clause (vi) of the definition of "Qualified Guaranteed Receivable," as the case may be.

    "Notice of Borrowing" means a Notice of Borrowing, Prepayment, Conversion or Continuation, signed by the president or a Financial Officer of each Loan Party, in substantially the form attached hereto as Exhibit "E".

    "OMC" means Outboard Marine Corporation, a Delaware corporation, whose chief executive office is located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, whose tax identification number is 36-1589715, and its successors and permitted assigns.

    "Operating Lease" means any lease, excluding any lease constituting a Capitalized Lease Obligation, of real or personal property.

    "Original Agreement" shall have the meaning set forth in Recital A of this Agreement.

    "Other Taxes" shall have the meaning set forth in Section 5.6(b) of this Agreement.

    "Overadvance" shall have the meaning set forth in Section 2.6 of this Agreement.

    "PBGC" means the Pension Benefit Guaranty Corporation or any entity succeeding to any or all of its functions under ERISA.

    "Patent Security Agreement" means a Patent Security Agreement executed by any Loan Party to Agent, for the benefit of the Credit Parties, as such agreement may be amended, modified, restated or supplemented from time to time.

    "Patents" means and includes with respect to any Person, in each case whether now existing or hereafter arising, all of such Person's right, title and interest in and to:
         (a) any and all patents and patent applications;

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

    "Permitted Investments" means Investments of any Loan Party in:
         (a) cash or Cash Equivalents;

         (b) Receivables arising from sales of Inventory on credit in the ordinary course of business;

         (c) shares of Capital Stock, evidence of Indebtedness or other security acquired by such Loan Party in consideration for or as evidence of past due or restructured Receivables in an aggregate face amount of such Receivables at any time not to exceed $1,000,000;

         (d) Guaranties permitted pursuant to Section 12.3;

         (e) those items described on Schedule 1.1A ("Permitted Investments");
    and

         (f) other Investments, the net aggregate amount of which does not at any time exceed $1,000,000 individually or $5,000,000 in the aggregate in any fiscal year of such Loan Party.

    "Permitted Liens" means:
         (a) Liens securing taxes, assessments and other charges or levies of a Governmental Authority (excluding any Environmental Lien or any Lien imposed pursuant to any of the provisions of ERISA) or the claims of materialmen, mechanics, carriers, warehousemen or landlords for labor, materials, supplies or rentals incurred in the ordinary course of business, but (i) in all cases only if payment shall not at the time be required to be made in accordance with Section 10.6, and (ii) in the case of warehousemen or landlords, only if such Liens are junior to the Security Interest in any of the Collateral;

         (b) Liens consisting of deposits or pledges made in the ordinary course of business in connection with, or to secure payment of, obligations under workers' compensation, unemployment insurance, social security or similar legislation or obligations under payment, bid, surety, appeal or performance bonds;

         (c) Liens constituting encumbrances in the nature of zoning restrictions, easements and rights or restrictions of record on the use of Real Estate, which do not materially detract from the value of such property or impair the use thereof in the business of any Loan Party;

         (d) Purchase Money Liens securing Permitted Purchase Money Indebtedness incurred for the purchase of Equipment by a Loan Party after the Agreement Date;

         (e) Liens shown on Schedule 1.1B ("Permitted Liens"); and

         (f) Liens of Agent, for the benefit of the Credit Parties arising under this Agreement and the other Loan Documents.

    "Permitted Purchase Money Indebtedness" means Purchase Money Indebtedness of a Loan Party incurred after the Agreement Date:
         (a) which is secured by a Purchase Money Lien which constitutes a Permitted Lien;

         (b) the aggregate principal amount of which does not exceed an amount equal to one hundred percent (100%) of the lesser of
             (i) the cost (including the principal amount of such Indebtedness, whether or not assumed) of the property (excluding Inventory) subject to such Lien, and

             (ii) the fair value of such property (excluding Inventory) at the time of its acquisition, and

         (c) which, when aggregated with the principal amount of all other such Indebtedness and Capitalized Lease Obligations of the Loan Parties at the time outstanding, does not exceed $50,000,000.

    For the purposes of this definition, the principal amount of any Purchase Money Indebtedness consisting of Capitalized Leases shall be computed as a Capitalized Lease Obligation.

    "Person" means any individual, corporation, limited liability company, joint venture, general or limited partnership, association, trust, unincorporated organization or Governmental Authority, or other similar entity.

    "Plan" means, with respect to any Person, any employee benefit plan as defined in Section 3(3) of ERISA in respect of which such Person or any Related Company is, or within the immediately preceding six (6) years was, an "employer" as defined in Section 3(5) of ERISA, including, without limitation, a Multiemployer Plan.

    "Postclosing Agreement" means the certain Postclosing Agreement, dated as of the Agreement Date, among Borrowers, Agent and NationsBank, in its capacity as the sole Lender on the Agreement Date, as such agreement may be amended or supplemented from time to time hereafter.

    "Prime Rate" means the per annum rate of interest established from time to time by NationsBank as its "prime rate", which rate may not be the lowest rate of interest charged by NationsBank to its customers.

    "Principal Office" means the principal office of Agent specified in or determined in accordance with the provisions of Section 16.1.

    "Projections" means the forecasted (a) balance sheets, (b) income statements and (c) cash flow statements of the Loan Parties for OMC's fiscal year ended September 30, 1998, prepared on a monthly basis, and for OMC's fiscal years ended 1998, 1999, 2000, 2001 and 2002 and on an annual basis for each fiscal year thereafter, in form consistent with such forecasted financial statements delivered to Agent on or prior to the Agreement Date, together with appropriate supporting details and a statement of underlying assumptions.

    "Proprietary Rights" means, with respect to any Person, all of such Person's now owned and hereafter arising or acquired: Patents, Copyrights, Trademarks and Licenses (and with respect to the Loan Parties includes, without limitation, each Loan Party's Proprietary Rights as set forth on
 Schedule 7.1(z) hereto) and all other rights under any of the foregoing, all extensions, renewals, reissues, divisions, continuations and continuations-in-part of any of the foregoing, and all rights to sue for past, present and future infringement of any of the foregoing.

    "Purchase Money Indebtedness" means:
         (a) Indebtedness created to secure the payment of all or any part of the purchase price of any property (excluding Inventory);

         (b) any Indebtedness incurred at the time of or within thirty (30) days prior to or after the acquisition of any property (excluding Inventory) for the purpose of financing all or any part of the purchase price thereof; and

         (c) any renewals, extensions or refinancings thereof, but not any increases in the principal amounts thereof outstanding at the time of any such renewal, extension or refinancing.

    "Purchase Money Lien" means any Lien securing Purchase Money Indebtedness, but only if such Lien shall at all times be confined solely to the property (excluding Inventory) the purchase price of which was financed through the incurrence of the Purchase Money Indebtedness secured by such Lien.

    "Qualified Guaranteed Receivable" means a Receivable with respect to which a Receivables Guaranty has been issued (and which is specifically so identified in a Schedule of Receivables and with respect to which all information required by Section 9.12(b)(ii) has been timely delivered to Agent), which Receivables Guaranty (i) is issued by a Person located in the U.S. and which is satisfactory to Agent, (ii) by its terms does not prohibit transfer or assignment of the rights to enforce payment thereunder, (iii) is irrevocable with respect to such Receivable, notwithstanding any revocation or notice of revocation of such Receivables Guaranty, (iv) contains provisions for Guaranteeing payment of such Receivable which are satisfactory to Agent and is otherwise in form and substance satisfactory to Agent, (v) is subject to a first priority, perfected (subject to Section 9.12(b)(ii)) security interest, lien and collateral assignment in favor of Agent, for the benefit of the Credit Parties, pursuant to the Collateral Assignment of Receivables Guaranties or other applicable requirements, if any, of Applicable Law, and
 (vi) if required by Section 9.12(b)(ii), written notice of such security interest, lien and collateral assignment, duly executed by Agent and the applicable Loan Party, shall have been given to and acknowledged in writing by the Person obligated on such Receivables Guaranty, in form and substance satisfactory to Agent.

    "Qualified L/C Supported Receivable" means a Receivable with respect to which a Receivables L/C has been issued (and which is specifically so identified in a Schedule of Receivables and with respect to which all information required by Section 9.12(b)(i) has been timely delivered to Agent), which Receivables L/C (i) is issued by a Person located in the U.S. and which is satisfactory to Agent, (ii) contains conditions for drawing satisfactory to Agent, (iii) expressly states that it is transferrable, (iv) expressly states that it is irrevocable, (v) is otherwise in form and substance satisfactory to Agent, (vi) is subject to a first priority, perfected (subject to Section 9.12(b)(i)) security interest, lien and collateral assignment in favor of Agent, for the benefit of the Credit Parties, pursuant to the Collateral Assignment of Receivables L/Cs or other applicable requirements, if any, of Applicable Law, and (vii) if required by
 Section 9.12(b)(ii), written notice of such security interest, lien and collateral assignment, duly executed by Agent and the applicable Loan Party, shall have been given to and acknowledged in writing by the Person who is the issuer of such Receivables L/C, in form and substance satisfactory to Agent.

    "RBG" means Recreational Boat Group Limited Partnership, a Delaware limited partnership, with its chief executive office located at 100 Sea-Horse Drive, Waukegan, Illinois 60085, and whose tax identification number is 36-3925608.

    "Real Estate" means all of each Loan Party's now or hereafter owned or leased estates in real property, including, without limitation, all fees, leaseholds and future interests, together with all of such Loan Party's now or hereafter owned or leased interests in the improvements thereon, the fixtures attached thereto and the easements appurtenant thereto, including, without limitation the real property described on Schedule 1.1C.

    "Receivables" means and includes:
         (a) any and all rights to the payment of money or other forms of consideration of any kind (whether classified under the UCC as accounts, contract rights, chattel paper, general intangibles or otherwise) including, but not limited to, accounts receivable, letters of credit and the right to receive payment thereunder, chattel paper, tax refunds, insurance proceeds, Contract Rights, notes, drafts, instruments, documents, acceptances and all other debts, obligations and liabilities in whatever form from any Person;

         (b) all rights to payment under any and each Receivables Guaranty, Receivables L/C and each other Guaranty, security and Lien for payment of any Receivables listed in clause (a);

         (c) all goods, whether now owned or hereafter acquired, and whether sold, delivered, undelivered, in transit or returned, which may be represented by, or the sale or lease of which may have given rise to, any such right to payment or other debt, obligation or liability; and

         (d) all proceeds of any of the foregoing.

    "Receivables Guaranty" means a Guaranty or indemnity agreement issued by a Person in favor of a Loan Party guaranteeing the prompt payment and performance of a Receivable, or indemnifying such Loan Party against loss by reason of nonpayment thereof, together with and including all rights of such Loan Party to payment thereunder and all proceeds thereof.

    "Receivables L/C" means a letter of credit issued by a Person for the benefit of a Loan Party as support for payment and performance of any Receivable(s), together with and including all rights of such Loan Party to payment thereunder and all proceeds thereof.

    "Register" has the meaning set forth in Section 14.1(b) of this Agreement.

    "Regulation U" means Regulation U as promulgated by the Board of Governors of the Federal Reserve System (or any successor Governmental Authority), as the same may be amended or supplemented from time to time.

    "Reimbursement Agreement" means, with respect to a Letter of Credit, such form of application therefor and form of reimbursement agreement therefor (whether in a single document or several documents), in each case jointly and severally executed by Borrowers, as L/C Issuer may employ in the ordinary course of business for its own account, with such modifications thereto as may be agreed upon by L/C Issuer and Borrowers, provided that such application and agreement and any modifications thereto are not inconsistent with the terms of this Agreement.

    "Reimbursement Obligations" means the reimbursement or repayment obligations of Borrowers to the Credit Parties pursuant to Section 3.6 or pursuant to a Reimbursement Agreement with respect to amounts that have been drawn under Letters of Credit.

    "Related Company" means, with respect to any Person, any (i) corporation which is a member of the same controlled group of corporations (within the meaning of Section 414(b) of the Internal Revenue Code) as any such Person or any of its Subsidiaries, (ii) partnership or other trade or business (whether or not incorporated) under common control (within the meaning of Section 414(c) of the Internal Revenue Code) with any such Person or any of its Subsidiaries, or (iii) member of the same affiliated service group (within the meaning of Section 414(m) of the Internal Revenue Code) as any such Person or any of its Subsidiaries, any corporation described in clause (i) above or any partnership, trade or business described in clause (ii) above.

    "Release" means any release, spill, emission, leaking, pumping, injection, deposit, disposal, discharge, dispersal, leaching or migration into the indoor or outdoor environment or into or out of any property, including, without limitation, the movement of Contaminants through or in the air, soil, surface water or groundwater.

    "Remedial Action" means actions required to (i) clean up, remove, treat or in any other way address Contaminants in the indoor or outdoor environment,
 (ii) prevent the Release or threat of Release or minimize the further Release of Contaminants so they do not migrate or endanger or threaten to endanger public health or welfare or the indoor or outdoor environment, or (iii) perform pre-remedial studies and investigations and post-remedial monitoring and care.

    "Reportable Event" has the meaning set forth in Section 4043(b) of ERISA, but shall not include a Reportable Event as to which the provision for thirty
 (30) days' notice to the PBGC is waived under applicable regulations.

    "Required Lenders" means, at any time, any combination of Lenders whose Commitment Percentages at such time aggregate in excess of fifty percent (50.0%).

    "Reserve" at any time means an amount from time to time established by Agent in its discretion, pursuant to this Agreement (notice thereof having been given to Borrower by Agent in the ordinary course of Agent's business, provided that any failure or delay in Agent's giving of such notice shall not impair the validity of such Reserve or give rise to any liability of Agent), as a reserve in reduction of the Borrowing Base in respect of costs, expenses, liens, risks, claims, contingencies or other potential factors which, in the event they should occur, could adversely affect or otherwise reduce the anticipated amount of timely collections in payment of Eligible Domestic Receivables or Eligible Foreign Receivables or the anticipated amount of proceeds which could be realized upon liquidation of Eligible Inventory or any other Collateral. The Reserve, if any from time to time, does not represent cash funds.

    "Reserve Requirement" means, at any time, the maximum rate at which reserves (including, without limitation, any marginal, special, supplemental or emergency reserves) are required to be maintained under regulations issued from time to time by the Board of Governors of the Federal Reserve System (or any successor) by member banks of the Federal Reserve System against, in the case of Eurodollar Loans, "Eurocurrency liabilities" (as such term is used in Regulation D). Without limiting the effect of the foregoing, the Reserve Requirement shall reflect any other reserves required to be maintained by such member banks with respect to (i) any category of liabilities which includes deposits by reference to which the Adjusted Eurodollar Rate is to be determined, or (ii) any category of extensions of credit or other assets which include Eurodollar Loans. The Adjusted Eurodollar Rate shall be adjusted automatically on and as of the effective date of any change in the Reserve Requirement.

    "Restricted Purchase" means any payment on account of the purchase, redemption or other acquisition or retirement by a Person of any shares of such Person's Capital Stock (except shares acquired on the conversion thereof, or pursuant to the terms of any indenture, into other shares of Capital Stock of such Person).

    "Revolving Credit Facility" means the facility provided by Article 2 of this Agreement for Revolving Credit Loans up to the maximum principal sum of One Hundred Fifty Million Dollars ($150,000,000).

    "Revolving Credit Loans" means the Loans made to Borrowers pursuant to
 Section 2.1, and each of such Loans, respectively, as the context requires.

    "Revolving Credit Note" means a Revolving Credit Note made by Borrowers payable to the order of a Lender evidencing the obligation of Borrowers to pay the aggregate unpaid principal amount of the Revolving Credit Loans made to it by such Lender (and any promissory note or notes that may be issued from time to time in substitution, renewal, extension, replacement or exchange therefor whether payable to such Lender or to a different Lender in connection with a Person becoming a Lender after the Effective Date or otherwise) substantially in the form of Exhibit "A" hereto, with all blanks properly completed, either as originally executed or as the same may from time to time be supplemented, modified, amended, renewed, extended or refinanced.

    "Schedule of Inventory" means a schedule delivered by the Loan Parties to Agent pursuant to the provisions of Section 9.12(c).

    "Schedule of Receivables" means a schedule delivered by the Loan Parties to Agent pursuant to the provisions of Section 9.12(a).

    "Secured Obligations" means, in each case whether now in existence or hereafter arising:
         (a) the principal of, and interest and premium, if any, on, the Loans;

         (b) the Reimbursement Obligations and all other obligations owing to L/C Issuer or any other Credit Party arising in connection with the issuance of any Letter of Credit;

         (c) all obligations of any Loan Party under any Interest Rate Protection Agreement;

         (d) all indebtedness, liabilities, obligations, covenants and duties of any Loan Party to the Credit Parties, or any of them, of every kind, nature and description arising under or in respect of this Agreement, the Notes or any of the other Loan Documents, whether direct or indirect, absolute or contingent, due or not due, contractual or tortious, liquidated or unliquidated, and whether or not evidenced by any note, and whether or not for the payment of money, including, without limitation, fees required to be paid pursuant to Article 4 and expenses required to be paid or reimbursed pursuant to Section 16.2.

    "Securities Account" means any account to which a Financial Asset is or may be credited in accordance with an agreement under which the Person maintaining the account undertakes to treat the Person for whom the account is maintained as entitled to exercise the rights that comprise the Financial Asset.

    "Securities Act" means the Securities Act of 1933, as amended from time to time.

    "Securities Intermediary" means any (i) Clearing Corporation, or (ii) Person, including a bank or Broker, that in the ordinary course of its business maintains Securities Accounts for others and is acting in that capacity.

    "Security" means any "security," as such term is defined in Chapter 8 (or
 Article 8) of the UCC and, in any event, shall include, but not be limited to, any obligation of an Issuer or a share, participation or other interest in an Issuer or in property or an enterprise of an Issuer: (i) which is represented by a Security Certificate in bearer or registered form, or the transfer of which may be registered upon books maintained for that purpose by or on behalf of the Issuer; (ii) which is one of a class or series or by its terms is divisible into a class or series of shares, participations, interests or obligations; and (iii) which (a) is, or is of a type, dealt in or traded on securities exchanges or securities markets or (b) is a medium for investment and by its terms expressly provides that it is a security governed by Chapter 8 (or Article 8) of the UCC.

    "Security Certificate" means any certificate representing a Security.

    "Security Documents" means each of the following:
         (a) the Financing Statements;

         (b) the Guaranty Agreements;

         (c) the Patent Security Agreements;

         (d) the Trademark Security Agreements;

         (e) the Copyright Security Agreements;

         (f) the Foreign Security Documents;

         (g) the Collateral Assignment of Receivables L/Cs;

         (h) the Collateral Assignment of Receivables Guaranties; and

         (i) each other writing executed and delivered by any Loan Party or any other Person securing or Guaranteeing the Secured Obligations.

    "Security Entitlement" means any of the rights and property interests of an Entitlement Holder with respect to a Financial Asset.

    "Security Interest" means the Liens of Agent, for the benefit of the Credit Parties, on and in the Collateral effected by this Agreement or by any of the Security Documents or pursuant to the terms hereof or thereof.

    "Settlement Date" means each Business Day after the Effective Date selected by Agent in its sole discretion subject to and in accordance with the provisions of Section 4.10(b)(i) as of which a Settlement Report is delivered by Agent and on which settlement is to be made among the Lenders in accordance with the provisions of Section 4.10.

    "Settlement Report" means each report, substantially in the form attached hereto as Exhibit "D", prepared by Agent and delivered to each Lender and setting forth, among other things, as of the Settlement Date indicated thereon and as of the next preceding Settlement Date, the aggregate principal balance of all Revolving Credit Loans outstanding, each Lender's Commitment Percentage thereof, each Lender's Net Outstandings and all Non-Ratable Loans made, and all payments of principal, interest and fees received by Agent from Borrowers during the period beginning on such next preceding Settlement Date and ending on such Settlement Date.

    "Solvent" means, as to any Loan Party that on the Agreement Date and as of the Effective Date (both before and after the granting of all security interests and liens contemplated hereby and the funding of the initial Loan(s) under this Agreement) (a) the sum of such Loan Party's debts is not greater than all of such Loan Party's property, at a fair valuation, (b) the sum of such Loan Party's debts is not greater than all of such Loan Party's assets, at a fair valuation, (c) such Loan Party is generally paying its debts as they become due, (d) such Loan Party is not engaged or about to engage in any business or any transaction for which (i) its property is an unreasonably small capital or (ii) the remaining assets of such Loan Party are unreasonably small in relation to any such business or transaction, (e) such Loan Party does not intend to incur, and does not believe that it will incur, debts that are or would be beyond its ability to pay as such debts mature or become due, and (f) such Loan Party does not intend to hinder, delay or defraud any creditor of such Loan Party. For this purpose (i) "debts" includes anything included within the definition of "debt" as used in Section 548 of the United States Bankruptcy Code or as defined or used by Section 24.002 or Section
 24.003 of the Texas Uniform Fraudulent Transfer Act, and "assets" has the meaning defined or used by Section 24.002 of the Texas Uniform Fraudulent Transfer Act. Contingent, unliquidated or disputed obligations or liabilities (if any) are valued at the amount which, in light of all relevant facts and circumstances, is reasonably expected to become absolute, liquidated or mature.

    "Spot Rate" means, as of any date of determination with respect to the conversion of an amount denominated in one currency (the "Original Currency") to another currency (the "Other Currency"), the rate of exchange at which, in accordance with customary banking procedures and at such time and in such foreign exchange market as Agent shall determine consistent with such procedures, Agent on such date could purchase such amount of the Original Currency with such Other Currency.

    "Subordinated Indebtedness" means any Indebtedness for Money Borrowed of any Loan Party which is subordinated in writing to the Secured Obligations in form and substance satisfactory to Agent.

    "Subsidiary" shall
         (a) when used to determine the relationship of a Person to another Person, mean a Person of which an aggregate of more than fifty percent (50%) of the Capital Stock is owned of record or beneficially by such other Person, or by one or more Subsidiaries of such other Person, or by such other Person and one or more Subsidiaries of such Person,
             (i) if the holders of such Capital Stock (A) are ordinarily, in the absence of contingencies, entitled to vote for the election of a majority of the directors (or other individuals performing similar functions) of such Person, even though the right so to vote has been suspended by the happening of such a contingency, or (B) are entitled, as such holders, to vote for the election of a majority of the directors (or individuals performing similar functions) of such Person, whether or not the right so to vote exists by reason of the happening of a contingency, or

             (ii) in the case of Capital Stock which is not issued by a corporation, if such ownership interests constitute a majority voting interest, and

         (b) when used with respect to a Plan, ERISA or a provision of the Internal Revenue Code pertaining to employee benefit plans, also mean any corporation, trade or business (whether or not incorporated) which is under common control with such Person and is treated as a single employer with such Person under Section 414(b) or (c) of the Internal Revenue Code and the regulations thereunder.

    "Supporting Letter of Credit" shall have the meaning set forth in Section
 3.9 of this Agreement.

    "Tangible Net Worth" means the Net Worth of OMC and its Consolidated Subsidiaries at the time in question, plus Subordinated Indebtedness, excluding (i) any amounts due from Affiliates, (ii) the amount of all intangible items reflected therein, including, without limitation, all unamortized debt discount and expense, unamortized research and development expense, unamortized deferred charges, goodwill, patents, trademarks, service marks, trade names, copyrights, unamortized excess cost of investment in non-Consolidated Subsidiaries over equity at dates of acquisition and all similar items which should properly be treated as intangibles in accordance with GAAP, (iii) purchase accounting adjustments to OMC's balance sheet which would otherwise be required pursuant to GAAP, and (iv) non-cash currency translation adjustments which would otherwise be required pursuant to GAAP.

    "Taxes" shall have the meaning set forth in Section 5.6(a) of this Agreement.

    "Termination Date" means December 31, 2000, such earlier date as all Secured Obligations shall have been irrevocably paid in full and the Revolving Credit Facility shall have been terminated, or such later date as to which the same may be extended pursuant to the provisions of Section 2.7.

    "Termination Event" means
         (a) a Reportable Event, or

         (b) the filing of a notice of intent to terminate a Plan or the treatment of a Plan amendment as a termination under Section 4041 of ERISA, or

         (c) the institution of proceedings to terminate a Plan by the PBGC under Section 4042 of ERISA, or the appointment of a trustee to administer any Plan.

    "Total Commitment" means the sum of the Commitments.

    "Trademark Security Agreement" means any Trademark Security Agreement executed by any Loan Party in favor of Agent, for the benefit of the Credit Parties, as the same may be amended, modified, restated or supplemented from time to time.

    "Trademarks" means and includes with respect to any Person, in each case whether now existing or hereafter arising, all of such Person's right, title and interest in and to the following:
         (a) all trademarks (including service marks), trade names, trade dress and trade styles and the registrations and applications for registration thereof and the goodwill of the business symbolized by such trademarks;

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

    "Type" means any type of Loan (i.e., Base Rate Loan or a Eurodollar Loan).

    "UCC" means (i) the Uniform Commercial Code as in effect from time to time in the State of Texas, as amended from time to time, and (ii) the Uniform Commercial Code as in effect from time to time in such other states as any Collateral may be located, as and to the extent applicable.

    "U.S."  means the United States of America.

    "Uncertificated Security" means any "uncertificated security," as such term is defined in Chapter 8 (or Article 8) of the UCC, and in any event shall include, but not be limited to, any Security that is not represented by a certificate.

    "Unfunded Capital and Tooling Expenditures" means Capital and Tooling Expenditures which are paid for by a Person other than with the proceeds of Indebtedness for Money Borrowed (other than the Loans) incurred to finance such Capital and Tooling Expenditures and other than those represented by Capitalized Lease Obligations.

    "Unfunded Vested Accrued Benefits" means with respect to any Plan at any time, the amount (if any) by which
         (a) the present value of all vested nonforfeitable benefits under such Plan exceeds,

         (b) the fair market value of all Plan assets allocable to such benefits,

 all determined as of the then most recent valuation date for such Plan.

    "Voting Stock" means Capital Stock of a Person having ordinary voting power for the election of a majority of the members of its board of directors or other governing body (not including shares having such power only in the event of a contingency).

    "Wholly-Owned Subsidiary" when used to determine the relationship of a Subsidiary to a Person, means a Subsidiary all of the issued and outstanding Capital Stock (other than directors' qualifying shares) of which shall at the time be owned by such Person or one or more of such Person's Wholly-Owned Subsidiaries or by such Person and one or more of such Person's Wholly-Owned Subsidiaries.


    Section 1.2 General. All terms of an accounting nature not specifically defined herein shall have the meaning ascribed thereto by GAAP. The terms accounts, chattel paper, contract rights, documents, equipment, instruments, general intangibles and inventory, as and when used in this Agreement or the Security Documents, shall have the meanings given those terms in the UCC. Unless otherwise specified, a reference in this Agreement to a particular section or subsection is a reference to that section or subsection of this Agreement, and the words "hereof," "herein," "hereunder" and words of similar import, when used in this Agreement, refer to this Agreement as a whole and not to any particular provision, section or subsection of this Agreement. Wherever from the context it appears appropriate, each term stated in either the singular or plural shall include the singular and plural, and pronouns stated in the masculine, feminine or neuter gender shall include the masculine, the feminine and the neuter. Words denoting individuals include corporations, limited liability companies, partnerships, joint ventures and other business entities and vice versa. References to any legislation or statute or code, or to any provisions of any legislation or statute or code, shall include any modification or reenactment of, or any legislative, statutory or code provision substituted for, such legislation, statute or code or provision thereof. References to any document or agreement (including this Agreement) shall include references to such document or agreement as amended, restated, novated, supplemented, modified or replaced from time to time, so long as and to the extent that such amendment, restatement, novation, supplement, modification or replacement is either not prohibited by the terms of this Agreement or is consented to by the Required Lenders and Agent. References to any Person include its successor or permitted substitutes and assigns. Standards of reasonableness or requirements of similar import, and the conduct of any Credit Party or any Loan Party in connection with the Loan Documents, shall be measured according to applicable standards prescribed by the UCC.


    Section 1.3 Exhibits and Schedules. All Exhibits and Schedules attached hereto are incorporated fully herein by reference thereto.


                                  ARTICLE 2

                          Revolving Credit Facility
                          -------------------------
    Section 2.1 Revolving Credit Loans. Upon the terms and subject to the conditions of, and in reliance upon the representations and warranties made under, this Agreement, each of the Lenders agrees, severally, but not jointly, to make Revolving Credit Loans to Borrowers from time to time from the Effective Date to but not including the Termination Date, as requested or deemed requested by Borrowers in accordance with the terms of Section 2.2, in amounts equal to such Lender's Commitment Percentage of each such Loan requested or deemed requested hereunder up to an aggregate amount at any one time outstanding equal to such Lender's Commitment Percentage of the sum of the Borrowing Base plus any Overadvance pursuant to Section 2.6; provided, however, that the aggregate principal amount of all outstanding Revolving Credit Loans (after giving effect to the Loans requested) shall not exceed the Borrowing Base plus any Overadvance pursuant to Section 2.6). It is expressly understood and agreed that the Lenders may and at present intend to use the Borrowing Base as a maximum ceiling on Revolving Credit Loans to Borrowers (subject to increase by any Overadvance pursuant to Section 2.6); provided, however, that it is agreed that should the Revolving Credit Loans exceed the ceiling so determined or any other limitation set forth in this Agreement (whether by reason of an Overadvance pursuant to Section 2.6 or otherwise), such Revolving Credit Loans shall nevertheless constitute Secured Obligations and, as such, shall be entitled to all benefits thereof and security therefor. The principal amount of any Revolving Credit Loan which is repaid by any Borrower may be reborrowed by Borrowers, subject to the terms and conditions of this Agreement, in accordance with the terms of this Section 2.1. Agent's and each Lender's books and records reflecting the date and the amount of each Revolving Credit Loan and each repayment of principal thereof shall constitute prima facie evidence of the accuracy of the information contained therein, subject to the provisions of Section 4.10.

    Section 2.2 Manner of Borrowing Revolving Credit Loans. Borrowings under the Revolving Credit Facility shall be made as follows:
         (a) Requests for Borrowing. A request by Borrowers for a borrowing shall be made, or shall be deemed to be made, in the following manner:
             (i) requests for a Revolving Credit Loan shall be made in the manner prescribed by Article 4 (with respect to the initial Revolving Credit Loan, Borrowers shall give Agent reasonable prior written notice of the occurrence of the Effective Date, which notice shall be irrevocable);

             (ii) whenever a check or other item is presented to a Disbursing Bank for payment against a Disbursement Account in an amount greater than the then available balance in such account, such Disbursing Bank shall, and is hereby irrevocably authorized by Borrowers to, give Agent notice thereof, which notice shall be deemed to be a request for a Revolving Credit Loan on the date of such notice in an amount equal to the excess of such check or other item over such available balance;

             (iii) unless payment is otherwise timely made, the becoming due of any amount required to be paid under this Agreement or any of the Notes as interest shall be deemed to be a request for a Revolving Credit Loan on the due date in the amount required to pay;

             (iv) unless payment is otherwise timely made, the becoming due of any other Secured Obligation shall be deemed to be a request for a Revolving Credit Loan on the due date in the amount then so due, and such request shall be irrevocable; and

             (v) the receipt by Agent of notification from L/C Issuer to the effect that a drawing has been made under a Letter of Credit and that the Borrower for whose account such Letter of Credit was issued has failed to reimburse L/C Issuer therefor in accordance with the terms of the Letter of Credit, the related Reimbursement Agreement and Article 3, shall be deemed to be a request for a Revolving Credit Loan on the date such notification is received in the amount of such drawing which is so unreimbursed.

         (b) Disbursement of Loans. Each Borrower hereby irrevocably authorizes Agent to disburse the proceeds of each borrowing requested, or deemed to be requested, pursuant to this Section 2.2 as follows:
             (i) the proceeds of each borrowing requested under Sections 2.2(a)(i) or (ii) shall be disbursed by Agent in Dollars in immediately available funds, (A) in the case of the initial borrowing under the Revolving Credit Facility, in accordance with the terms of the certificate from Borrowers to Agent referred to in Section 7.1(c)(xii), and (B) in the case of each subsequent borrowing, by wire transfer to a Disbursement Account or, in the absence of a Disbursement Account, by wire transfer to such other account as may be agreed upon by any Borrower and Agent from time to time;

             (ii)  the proceeds of each borrowing deemed requested under
                   Section 2.2(a)(iii) or (iv) shall be disbursed by Agent by way of direct payment of the relevant interest or Secured Obligation, as the case may be; and

             (iii) the proceeds of each borrowing deemed requested under
                   Section 2.2(a)(v) shall be disbursed by Agent directly to

                   L/C Issuer in payment of the Reimbursement Obligations referenced therein.


    Section 2.3 Repayment of Revolving Credit Loans. Borrowers jointly and severally hereby agree to repay the Revolving Credit Loans as follows:
         (a) Whether or not any Default or Event of Default has occurred, the outstanding principal amount of all the Revolving Credit Loans is due and payable, and shall be repaid by Borrowers in full, on the Termination Date;

         (b) Except as provided by Section 2.6, if at any time the aggregate outstanding unpaid principal amount of the Revolving Credit Loans exceeds the Borrowing Base in effect at such time, Borrowers shall repay the Revolving Credit Loans in an amount sufficient to reduce the aggregate unpaid principal amount of such Revolving Credit Loans by an amount equal to such excess, together with accrued and unpaid interest on the amount so repaid to the date of repayment; and

         (c) Borrowers hereby instruct Agent to repay the Revolving Credit Loans outstanding on any day in an amount equal to the amount received by Agent on such day pursuant to Section 9.1(b).


    Section 2.4 Revolving Credit Note. Each Lender's Revolving Credit Loans and the obligation of Borrowers to repay such Revolving Credit Loans shall be evidenced by a Revolving Credit Note payable to the order of such Lender. Each Revolving Credit Note shall be dated the Effective Date, or with respect to any Lender which is a party to an Assignment and Acceptance the date of such Assignment and Acceptance, and be duly and validly executed and delivered, jointly and severally, by Borrowers.


    Section 2.5 Borrowing Base. At any time after the occurrence, and during the continuance, of a Default or an Event of Default, the percentages specified in this Agreement for determination of the Borrowing Base may be adjusted from time to time based upon such considerations as Agent may deem appropriate in its discretion. Percentages used from time to time in calculating the Borrowing Base are for the sole purpose of determining the maximum amount of Revolving Credit Loans that may be outstanding from time to time under this Agreement, and shall not be evidentiary of or binding upon the Credit Parties with respect to the market value or liquidation value of any Collateral. Agent shall have the right at any time in its reasonable credit judgment to establish a Reserve against Eligible Domestic Receivables, Eligible Foreign Receivables or Eligible Inventory in reduction of the Borrowing Base in respect of costs, expenses, liens, risks, claims, contingencies or other potential factors which, in the event they should occur, could reasonably be expected to materially and adversely affect or otherwise reduce the anticipated net amount of timely collections in payment of Eligible Domestic Receivables or Eligible Foreign Receivables or the anticipated amount of proceeds which could be realized upon liquidation of Eligible Inventory. Funding of Revolving Credit Loans hereunder shall at all times remain subject to confirmation of existence of Eligible Domestic Receivables, Eligible Foreign Receivables and Eligible Inventory, and the Borrowing Base, in Agent's discretion. Any request for a Revolving Credit Loan which, if funded, would result in the unpaid balance of the Revolving Credit Loans being in excess of the amount allowed by this Agreement may be declined by Agent in its sole discretion without prior notice.


    Section 2.6 Overadvances. Unless instructed otherwise by notice in writing to Agent by Required Lenders, in Agent's sole discretion, any Loan requested by Borrowers under this Agreement may be advanced to Borrowers notwithstanding that the amount thereof, upon funding, would cause the aggregate unpaid balance of the Revolving Credit Loans to exceed the Borrowing Base (the amount of any such excess being called an "Overadvance"), provided that (i) the amount of such excess shall not exceed $10,000,000, and (ii) Borrower hereby agrees to make payment in reduction of the Revolving Credit Loans sufficient to eliminate such Overadvance within such time, not to exceed thirty (30) days, as Agent in its discretion shall instruct Borrowers at the time of making such Overadvance.


    Section 2.7 Extension of Revolving Credit Facility. Upon the request of Borrowers, the Lenders may, from time to time, in their sole discretion agree to extend the Revolving Credit Facility for a period of up to twelve months at a time with the effect that the Termination Date shall be extended accordingly. Each such extension shall be effected by the delivery by the Credit Parties to the Loan Parties of a written notice to that effect, not less than thirty (30) days prior to the date which otherwise would constitute the Termination Date, provided, that the Loan Parties and the Credit Parties shall execute an amendment, and such related agreements, in form and substance satisfactory to Agent, as Agent shall determine necessary in connection with any such extension.


                                  ARTICLE 3

                          Letter of Credit Facility
                          -------------------------
    Section 3.1 Agreement to Issue. Upon the terms and subject to the conditions of, and in reliance upon the representations and warranties made under, this Agreement, L/C Issuer agrees to issue for the account of any Borrower one or more Letters of Credit in accordance with this Article 3, from time to time during the period commencing on the Effective Date and ending on the Termination Date.


    Section 3.2 Amounts. L/C Issuer shall not have any obligation to issue any Letter of Credit at any time:
         (a) if, after giving effect to the issuance of the requested Letter of Credit, (i) the aggregate Letter of Credit Obligations would exceed the maximum amount of the Letter of Credit Facility then in effect or (ii) the aggregate principal amount of the Revolving Credit Loans outstanding would exceed the Borrowing Base (after reduction for the Letter of Credit Reserve in respect of such Letter of Credit); or

         (b) which has a term longer than one (1) calendar year or an expiration date after the last Business Day that is more than thirty (30) days prior to the Termination Date.


    Section 3.3 Conditions. The obligation of L/C Issuer to issue any Letter of Credit is subject to the satisfaction of (i) the conditions precedent contained in Article 6 and (ii) the following additional conditions precedent in a manner satisfactory to Agent and L/C Issuer:
         (a) Borrowers shall have delivered to L/C Issuer and Agent, at such times and in such manner as L/C Issuer or Agent may prescribe, an application in form and substance satisfactory to L/C Issuer and Agent for the issuance of the proposed Letter of Credit, a Reimbursement Agreement and such other documents as may be required pursuant to the terms thereof, and the form and terms of the proposed Letter of Credit shall be satisfactory to L/C Issuer and Agent; and

         (b) as of the date of issuance, no order of any court, arbitrator or other Governmental Authority having jurisdiction or authority over L/C Issuer shall purport by its terms to enjoin or restrain banks generally from issuing letters of credit of the type and in the amount of the proposed Letter of Credit, and no law, rule or regulation applicable to banks generally and no request or directive (whether or not having the force of law) from any Governmental Authority with jurisdiction over banks generally shall prohibit or request that L/C Issuer refrain from the issuance of letters of credit generally or the issuance of such Letter of Credit.

         (c) L/C Issuer shall have received from Agent authorization to issue the requested Letter of Credit.


    Section 3.4 Issuance of Letters of Credit.
         (a) Request for Issuance. Borrowers shall give L/C Issuer and Agent written notice of each request for the issuance of a Letter of Credit no later than six (6) Business Days prior to the proposed date of issuance of the Letter of Credit. Such notice shall be irrevocable and shall specify the original face amount of the Letter of Credit requested, the effective date (which date shall be a Business Day) of issuance of such requested Letter of Credit, whether such Letter of Credit may be drawn in a single or in multiple draws, the date on which such requested Letter of Credit is to expire (which date shall be a Business Day that is more than thirty (30) days prior to the Termination Date), the purpose for which such Letter of Credit is to be issued and the beneficiary of the requested Letter of Credit. Borrowers shall attach to such notice the form of the Letter of Credit that Borrowers request to be issued.

         (b) Responsibilities of Agent; Issuance. Agent shall determine, as of the Business Day immediately preceding the requested effective date of issuance of the Letter of Credit set forth in the notice from Borrowers pursuant to Section 3.4(a), the amount of the unused portion of the Letter of Credit Facility and the Borrowing Base. If (i) the form of the Letter of Credit delivered by Borrowers to Agent is acceptable to L/C Issuer and Agent in their sole discretion, (ii) the undrawn face amount of the requested Letter of Credit is less than or equal to the lesser of (A) the amount of the unused portion of the Letter of Credit Facility and (B) the unused Borrowing Base, and (iii) Agent has received a certificate from Borrowers stating that the applicable conditions set forth in Article 6 have been satisfied, then L/C Issuer will cause the Letter of Credit to be issued. NationsBank in its sole discretion may cause any Affiliate or Subsidiary of NationsBank to issue any requested Letter of Credit, whereupon such Affiliate or Subsidiary shall be L/C Issuer with respect to such Letter of Credit and shall have all of the rights, benefits and interests of L/C Issuer as are specified by the Loan Documents in connection therewith. Each such Affiliate or Subsidiary, if any, shall be a third party beneficiary of the Loan Documents and shall be entitled to rely upon all representations, warranties and covenants contained herein and therein. The Loan Parties hereby authorize NationsBank and Agent to deliver or otherwise disclose to L/C Issuer copies of any of the Loan Documents and any other information from time to time in NationsBank's or Agent's possession concerning any of the Loan Parties or the transactions contemplated by the Loan Documents.

         (c) Notice of Issuance. Promptly after the issuance of any Letter of Credit, L/C Issuer shall give Agent written or facsimile notice, or telephonic notice confirmed promptly thereafter in writing, of the issuance of such Letter of Credit, and Agent shall give each Lender written or facsimile notice, or telephonic notice confirmed promptly thereafter in writing, of the issuance of such Letter of Credit; provided that any failure or delay in giving or confirming any such notice shall not impair the obligations of L/C Issuer, any Lender or Borrowers with respect to any such Letter of Credit.

         (d) No Extension or Amendment. No Letter of Credit shall be extended or amended unless the requirements of this Section 3.4 are met as though a new Letter of Credit were being requested and issued.


    Section 3.5 Duties of L/C Issuer. Any action taken or omitted to be taken by L/C Issuer under or in connection with any Letter of Credit, if taken or omitted in the absence of gross negligence or willful misconduct, shall not result in any liability of L/C Issuer to any Lender or relieve any Lender of its obligations hereunder to L/C Issuer. In determining whether to pay under any Letter of Credit, L/C Issuer shall have no obligation to any Lender other than to confirm that any documents required to be delivered under such Letter of Credit in connection with such drawing have been presented and appear on their face to comply with the requirements of such Letter of Credit.


    Section 3.6 Payment of Reimbursement Obligations.
         (a) Payment to Issuer. Notwithstanding any provisions to the contrary in any Reimbursement Agreement, Borrowers jointly and severally agree to reimburse L/C Issuer for any drawings (whether partial or full) under each Letter of Credit issued by L/C Issuer and jointly and severally agree to pay to L/C Issuer the amount of all other Reimbursement Obligations and other amounts payable to L/C Issuer under or in connection with such Letter of Credit immediately when due, irrespective of any claim, set-off, defense or other right which any Borrower may have at any time against L/C Issuer or any other Person.

         (b) Recovery or Avoidance of Payments. In the event any payment by or on behalf of any Borrower with respect to any Letter of Credit (or any Reimbursement Obligation relating thereto) received by L/C Issuer, or by Agent, and distributed by Agent to the Lenders on account of their respective participations therein, is thereafter set aside, avoided or recovered from L/C Issuer or Agent in connection with any receivership, liquidation or bankruptcy proceeding, the Lenders shall, upon demand by Agent pay to Agent, for the account of Agent or L/C Issuer, their respective Commitment Percentages of such amount set aside, avoided or recovered together with interest at the rate required to be paid by L/C Issuer, or by Agent, upon the amount required to be repaid by it.


    Section 3.7    Participations.
         (a) Purchase of Participations. Immediately upon issuance by L/C Issuer of a Letter of Credit, each Lender shall be deemed to have irrevocably and unconditionally purchased and received without recourse or warranty, an undivided interest and participation in such Letter of Credit, equal to such Lender's Commitment Percentage of the face amount thereof (including, without limitation, all obligations of Borrowers with respect thereto).

         (b) Sharing of Letter of Credit Payments. In the event that L/C Issuer makes a payment under any Letter of Credit and L/C Issuer shall not have been repaid such amount pursuant to Section 3.6, then NationsBank may make such repayment to L/C Issuer and thereupon be deemed to have made a Non-Ratable Loan in the amount of such repayment, and notwithstanding the occurrence or continuance of a Default or Event of Default at the time of such repayment, such Non-Ratable Loan shall be subject to the provisions of
    Section 4.10 and the absolute obligations of the Lenders to pay for their respective participation interests therein.

         (c) Sharing of Reimbursement Obligation Payments. Whenever L/C Issuer receives a payment from or on behalf of Borrowers on account of a Reimbursement Obligation as to which Agent has previously received for the account of L/C Issuer payment from a Lender pursuant to this Section 3.7, L/C Issuer shall promptly pay to Agent, for the benefit of such Lender, such Lender's Commitment Percentage of the amount of such payment from such Borrower in Dollars. Each such payment shall be made by L/C Issuer on the Business Day on which L/C Issuer receives immediately available funds pursuant to the immediately preceding sentence, if received prior to 11:00 a.m. (Dallas, Texas time) on such Business Day and otherwise on the next succeeding Business Day.

         (d) Documentation. Upon the request of any Lender, Agent shall furnish to such Lender copies of any Letter of Credit, Reimbursement Agreement or application for any Letter of Credit and such other documentation as may reasonably be requested by such Lender.

         (e) Obligations Irrevocable. The obligations of each Lender to make payments to Agent with respect to any Letter of Credit and their participations therein pursuant to the provisions of Section 4.10 hereof or otherwise and the obligations of Borrowers to make payments to L/C Issuer or to Agent, for the account of the Lenders, shall be irrevocable and joint and several, shall not be subject to any qualification or exception whatsoever and shall be made in accordance with the terms and conditions of this Agreement (assuming, in the case of the obligations of the Lenders to make such payments, that the Letter of Credit has been issued in accordance with Section 3.4), including, without limitation, any of the following circumstances:
             (i) Any lack of validity or enforceability of this Agreement or any of the other Loan Documents;

             (ii) The existence of any claim, set-off, defense or other right which any Borrower may have at any time against a beneficiary named in a Letter of Credit or any transferee of any Letter of Credit (or any Person for whom any such transferee may be acting), any Lender, Agent, L/C Issuer or any other Person, whether in connection with this Agreement, any Letter of Credit, the transactions contemplated herein or any unrelated transactions (including any underlying transactions between a Borrower or any other Person and the beneficiary named in any Letter of Credit);

             (iii) Any draft, certificate or any other document presented under the Letter of Credit upon which payment has been made in good faith and according to its terms proving to be forged, fraudulent, invalid or insufficient in any respect or any statement therein being untrue or inaccurate in any respect;

             (iv) The surrender or impairment of any Collateral or any other security for the Secured Obligations or the performance or observance of any of the terms of any of the Loan Documents;

             (v)   The occurrence of any Default or Event of Default; or

             (vi) Agent's failure to deliver to the Lenders the notice provided for in Section 3.4(c).


    Section 3.8    Indemnification, Exoneration.
         (a) Borrowers' Indemnification. WITHOUT LIMITING SECTION 16.12 AND IN ADDITION TO AMOUNTS PAYABLE AS ELSEWHERE PROVIDED IN THIS ARTICLE 3, EACH BORROWER JOINTLY AND SEVERALLY AGREES TO PROTECT, INDEMNIFY, PAY AND SAVE

    EACH OF THE CREDIT PARTIES HARMLESS FROM AND AGAINST ANY AND ALL CLAIMS, DEMANDS, LIABILITIES, DAMAGES, LOSSES, COSTS, CHARGES AND EXPENSES (INCLUDING REASONABLE ATTORNEYS' FEES) WHICH ANY CREDIT PARTY MAY INCUR OR BE SUBJECT TO AS A CONSEQUENCE, DIRECTLY OR INDIRECTLY, OF THE FOLLOWING:
    (i) THE ISSUANCE OF ANY LETTER OF CREDIT, OTHER THAN AS A RESULT OF ITS GROSS NEGLIGENCE OR WILLFUL MISCONDUCT, AS DETERMINED BY A COURT OF COMPETENT JURISDICTION, OR (ii) THE FAILURE OF L/C ISSUER TO HONOR A DRAWING UNDER ANY LETTER OF CREDIT AS A RESULT OF ANY ACT OR OMISSION, WHETHER RIGHTFUL OR WRONGFUL, OF ANY PRESENT OR FUTURE DE JURE OR DE FACTO GOVERNMENTAL AUTHORITY (ALL SUCH ACTS OR OMISSIONS BEING HEREINAFTER REFERRED TO COLLECTIVELY AS "GOVERNMENT ACTS").

         (b) Assumption of Risk by Borrowers. As among Borrowers and the Credit Parties, Borrowers assume all risks of the acts and omissions of, or misuse of any of the Letters of Credit by, the respective beneficiaries of such Letters of Credit. In furtherance and not in limitation of the foregoing, subject to the provisions of the applications for the issuance of Letters of Credit, the Credit Parties shall not be responsible for:
             (i) the form, validity, sufficiency, accuracy, genuineness or legal effect of any document submitted by any Person in connection with the application for and issuance of and presentation of drafts with respect to any of the Letters of Credit, even if it should prove to be in any or all respects invalid, insufficient, inaccurate, fraudulent or forged;

             (ii) the validity or sufficiency of any instrument transferring or assigning or purporting to transfer or assign any Letter of Credit or the rights or benefits thereunder or proceeds thereof, in whole or in part, which may prove to be invalid or ineffective for any reason;

             (iii) the failure of the beneficiary of any Letter of Credit to comply duly with conditions required in order to draw upon such Letter of Credit;

             (iv) errors, omissions, interruptions or delays in transmission or delivery of any messages, by mail, cable, telegraph, telex or otherwise, whether or not they be in cipher;

             (v)    errors in interpretation of technical terms;

             (vi) any loss or delay in the transmission or otherwise of any document required in order to make a drawing under any Letter of Credit or of the proceeds thereof;

             (vii) the misapplication by the beneficiary of any Letter of Credit of the proceeds of any drawing under such Letter of Credit; or

             (viii) (a) any consequences arising from causes beyond the control of any Credit Party, including, without limitation, any Government Acts.

     None of the foregoing shall affect, impair or prevent the vesting of any rights or powers of any Credit Party under this Section 3.8.

         (c) Exoneration. In furtherance and extension, and not in limitation, of the specific provisions set forth above, any action taken or omitted by any of the Credit Parties under or in connection with any of the Letters of Credit or any related certificates, if taken or omitted in good faith, shall not result in any liability of any Credit Party to any Borrower or relieve any Borrower of any of its obligations hereunder to any such Person.

         (d) Lenders' Indemnification. WITHOUT LIMITING SECTION 15.5, THE LENDERS AGREE TO INDEMNIFY L/C ISSUER (TO THE EXTENT NOT REIMBURSED UNDER
    SECTION 16.2 HEREOF, BUT WITHOUT LIMITING THE OBLIGATIONS OF ANY BORROWER UNDER SUCH SECTION) RATABLY IN ACCORDANCE WITH THEIR RESPECTIVE COMMITMENTS, FOR ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES (INCLUDING ATTORNEYS'
    FEES) OR DISBURSEMENTS OF ANY KIND AND NATURE WHATSOEVER THAT MAY BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST L/C ISSUER (INCLUDING BY ANY LENDER) AS DESCRIBED IN THIS SECTION 3.8 OR OTHERWISE IN ANY WAY RELATING TO OR ARISING OUT OF ANY LETTER OF CREDIT OR THE TRANSACTIONS CONTEMPLATED THEREBY OR ANY ACTION TAKEN OR OMITTED BY L/C ISSUER UNDER ANY LETTER OF CREDIT OR ANY LOAN DOCUMENT IN CONNECTION THEREWITH (INCLUDING ANY OF THE FOREGOING ARISING FROM THE NEGLIGENCE OF L/C ISSUER); PROVIDED THAT NO LENDER SHALL BE LIABLE FOR ANY OF THE FOREGOING TO THE EXTENT THEY ARISE FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE PERSON TO BE INDEMNIFIED. WITHOUT LIMITATION OF THE FOREGOING, EACH LENDER AGREES TO REIMBURSE L/C ISSUER PROMPTLY UPON DEMAND FOR ITS RATABLE SHARE OF ANY COSTS OR EXPENSES PAYABLE BY ANY BORROWER TO L/C ISSUER UNDER SECTION 16.2, TO THE EXTENT THAT L/C ISSUER IS NOT PROMPTLY REIMBURSED FOR SUCH COSTS AND EXPENSES BY BORROWERS. THE AGREEMENTS CONTAINED IN THIS SECTION SHALL SURVIVE PAYMENT IN FULL OF ALL SECURED OBLIGATIONS.


    Section 3.9 Supporting Letter of Credit; Cash Collateral. If, notwithstanding the provisions of Section 3.2(b), any Letter of Credit is outstanding on the Termination Date, then on or prior to such Termination Date, or in any case upon the occurrence of an Event of Default, Borrowers shall, promptly on demand by Agent, deposit with Agent, for the ratable benefit of the Credit Parties, with respect to each Letter of Credit then outstanding, as Agent shall specify, either (a) a standby letter of credit (a "Supporting Letter of Credit") in form and substance satisfactory to Agent, issued by an issuer reasonably satisfactory to Agent in an amount equal to the greatest amount for which such Letter of Credit may be drawn, under which Supporting Letter of Credit Agent is entitled to draw amounts necessary to reimburse the Credit Parties for payments made by the Credit Parties resulting from any drawing under such Letter of Credit or under any reimbursement or guaranty agreement with respect thereto, or (b) Cash Collateral in an amount necessary to reimburse the Credit Parties for payments made by the Credit Parties resulting from any drawing under such Letter of Credit or under any reimbursement or guaranty agreement with respect thereto. Such Supporting Letter of Credit or Cash Collateral shall be held by Agent for the benefit of the Credit Parties, as security for, and to provide for the payment of, the Reimbursement Obligations. In addition, Agent may at any time after the Termination Date apply any or all of such Cash Collateral to the payment of any or all of the Secured Obligations then due and payable. At Borrowers' request, but subject to Agent's reasonable approval, Agent shall invest any Cash Collateral consisting of cash or any proceeds of Cash Collateral consisting of cash in Cash Equivalents, and any commissions, expenses and penalties incurred by Agent in connection with any investment and redemption of such Cash Collateral shall be Secured Obligations hereunder secured by the Collateral, shall bear interest at the rates provided herein for the Loans and shall be charged to Borrowers' Loan Accounts, or, at Agent's option, shall be paid out of the proceeds of any earnings received by Agent from the investment of such Cash Collateral as provided herein or out of such cash itself. Agent makes no representation or warranty as to, and shall not be responsible for, the rate of return, if any, earned on any Cash Collateral. Any earnings on Cash Collateral shall be held as additional Cash Collateral on the terms set forth in this Section 3.9.

                                  ARTICLE 4

                           General Loan Provisions
                           -----------------------
    Section 4.1 Procedure for Borrowing.
         (a) In order to receive any Loan, Borrowers shall notify Agent of a request for a Loan by means of a Notice of Borrowing or other notice on behalf of Borrowers acceptable to Agent, therein designating the amount of the Loan requested and the date on which funding is requested. Each request for a Loan shall be delivered to Agent not later than 11:00 a.m. (Dallas, Texas time) (i) in the case of a Base Rate Loan on the Business Day on which funding of such Loan is requested and (ii) in the case of a Eurodollar Loan, at least two (2) Eurodollar Business Days prior to the Business Day on which funding of such Loan is requested. Such notice may be made in any manner prescribed by Section 16.1, provided that for this purpose each Loan Party irrevocably authorizes Agent to rely upon any Person whom Agent believes to be an authorized officer of any Borrower and any such officer shall be deemed to be authorized to request any such Loan on behalf of all Borrowers. Any such notice shall be irrevocable upon receipt by Agent. Without limiting the other terms and conditions of this Agreement, at the time of each borrowing hereunder, the Loan Parties must be current in the delivery of all Compliance Certificates and Borrowing Base Certificates required to be delivered to Agent and the Lenders pursuant to this Agreement.

         (b) Unless Agent has elected periodic settlements pursuant to Section 4.10, Agent shall promptly notify the Lenders of any Notice of Borrowing given or deemed given pursuant to this Agreement by 12:00 noon (Dallas, Texas time) on the proposed borrowing date. Not later than 1:00 p.m. (Dallas, Texas time) on the proposed borrowing date, each Lender will make available to Agent, for the account of Borrowers, at Agent's Principal Office in funds immediately available to Agent, an amount equal to such Lender's Commitment Percentage of the Revolving Credit Loans to be made on such date.


    Section 4.2 Interest.
         (a) Subject to the provisions of Section 4.2(b), Borrowers jointly and severally agree to pay interest on the unpaid principal amount of the Loans, for each day from the day each such Loan was made until such Loan is due (whether upon demand, at maturity, by reason of acceleration or otherwise) at a rate per annum equal to the lesser of the Applicable Rate or the Maximum Rate. Interest shall be payable monthly in arrears as it accrues on each Interest Payment Date.

         (b) If Borrowers shall fail to pay when due (whether upon demand, at maturity, by reason of acceleration or otherwise) all or any portion of the principal amount of any Loan or if there shall occur any other Event of Default, at Agent's election the balance of the Loans shall no longer bear interest in accordance with the terms of Section 4.2(a), but shall bear interest for each day from the date of such failure to pay or other Event of Default, as the case may be, until such failure to pay or other Event of Default shall have been cured or waived in compliance with the terms of this Agreement, at a rate per annum equal to the lesser of (i) the sum of
    (1) the Default Margin and (2) the Applicable Rate, or (ii) the Maximum Rate, payable on demand. The interest rate provided for in the preceding sentence shall, to the extent permitted by Applicable Law, apply to and accrue on the amount of any judgment entered with respect to any Secured Obligation and shall continue to accrue at such rate during any proceeding described in Section 13.1(g) or (h).

         (c) Borrowers jointly and severally agree to pay, to the extent permitted by Applicable Law, interest on the unpaid principal amount of any Secured Obligation that is due and payable other than the Loans in accordance with Sections 4.2(a) or (b), as applicable, as if such Secured Obligation were a Loan.

         (d) The interest rates provided for in Section 4.2(a), Section 4.2(b) and Section 4.2(c) shall be computed on the basis of a year of 360 days and the actual number of days elapsed, and with respect to any Base Rate Loan shall be adjusted automatically as of the first day of the calendar month next following the calendar month of the effective date of each change in the Base Rate.

         (e) It is not intended by the Lenders, and nothing contained in this Agreement or the Notes shall be deemed, to establish or require the payment of a rate of interest in excess of the maximum rate permitted by Applicable Law (the "Maximum Rate"). If, in any month, the Effective Interest Rate, absent such limitation, would have exceeded the Maximum Rate, then the Effective Interest Rate for that month shall be the Maximum Rate, and, if in future months, the Effective Interest Rate would otherwise be less than the Maximum Rate, then the Effective Interest Rate shall remain at the Maximum Rate until such time as the amount of interest paid hereunder equals the amount of interest which would have been paid if the same had not been limited by the Maximum Rate. In the event, upon payment in full of the Secured Obligations, the total amount of interest paid or accrued under the terms of this Agreement is less than the total amount of interest which would have been paid or accrued if the Effective Interest Rate had at all times been in effect, then Borrowers shall, to the extent permitted by Applicable Law, pay to the Lenders an amount equal to the excess, if any, of (i) the lesser of (A) the amount of interest which would have been charged if the Maximum Rate had, at all times, been in effect and (B) the amount of interest which would have accrued had the Effective Interest Rate, at all times, been in effect, and (ii) the amount of interest actually paid or accrued under this Agreement. In the event the Lenders receive, collect or apply as interest any sum in excess of the Maximum Rate, such excess amount shall be applied to the reduction of the principal balance of the Secured Obligations, and if no such principal is then outstanding, such excess or part thereof remaining, shall be paid to Borrowers.


    Section 4.3 Interest Rate Option. Subject to the provisions hereof, Borrowers shall have the option to have designated portions of the Loans bear interest at an Applicable Rate determined according to the Base Rate or the Adjusted Eurodollar Rate; provided, however, that any portion of the Loans designated to bear interest at an Applicable Rate determined according to the Adjusted Eurodollar Rate for any particular Interest Period shall not be for less than $5,000,000 of unpaid principal or an integral multiple $1,000,000 in excess thereof, and no more than ten (10) Interest Periods shall be allowed to exist at any one time. Any such option shall be exercised in the manner provided below:
         (a) At Time of Borrowing. Contemporaneously with each request for a Loan, Borrowers shall give Agent a Notice of Borrowing indicating the interest rate option selected with respect to the principal balance of such Loan. If the required Notice of Borrowing shall not have been timely received by Agent, Borrowers shall be deemed to have designated the Base Rate and to have given Agent notice of such designation. Notwithstanding the foregoing, any request for a Revolving Credit Loan made pursuant to clauses (ii), (iii), (iv) or (v) of Section 2.2(a) shall be deemed to be a request for a Base Rate Loan.

         (b) At Expiration of Interest Periods. Not less than two (2) Eurodollar Business Days prior to the termination of any Interest Period for any Eurodollar Loan, Borrowers shall give Agent a Notice of Borrowing indicating the interest rate option to be applicable to such Eurodollar Loan upon the expiration of such Interest Period if Borrowers elect to have such Loan Continued as a Eurodollar Loan. If the required Notice of Borrowing shall not have been timely received by Agent prior to the expiration of such Interest Period, Borrowers shall be deemed to have selected a rate based upon the Base Rate to be applicable to such Eurodollar Loan upon the expiration of such Interest Period and to have given Agent notice of such selection.

         (c) Conversion From Base Rate. Subject to the other provisions of this Agreement, during any period in which any Base Rate Loan is in existence, Borrowers shall have the right, on any Eurodollar Business Day, to Convert all or a portion thereof to a Eurodollar Loan by giving Agent a Notice of Borrowing of such Conversion not less than two (2) Eurodollar Business Days prior to the date of such Conversion.

 Agent, at its option, may accept telephonic instructions from any Borrower as a Notice of Borrowing (provided, that without limiting the validity of any such notice by telephonic instruction, Borrowers agree that any such telephonic request shall promptly be confirmed to Agent by Borrowers delivering a written Notice of Borrowing to Agent) and Agent hereby is authorized and directed, at Agent's option, to honor all such telephonic or other oral notices from any Person whom Agent believes to be an authorized officer of any Borrower and, for these purposes, any such officer shall be deemed to be authorized to make any such notice on behalf of all Borrowers. Borrowers agree to indemnify and hold Agent and the Lenders harmless from any loss or liability incurred by any of them in connection with honoring any telephonic or other oral notices. All written Notices of Borrowing are effective only upon receipt by Agent. Each Notice of Borrowing, whether written or oral, shall be irrevocable and binding upon Borrowers.


    Section 4.4 Certain Fees.
         (a) Commitment Fee. Subject to the provisions of Section 16.22, in connection with and as consideration for the holding available for the use of Borrowers hereunder the full amount of the Revolving Credit Facility, Borrowers will pay a fee to Agent, for the ratable benefit of the Lenders as follows: (i) for each day from the Agreement Date through the end of the fiscal quarter of OMC in which Agent receives OMC's financial statements dated September 30, 1998, pursuant to Section 11.1(a), an amount equal to the product of (A) 0.375%, multiplied by (B) the unused portion of the Revolving Credit Facility for such day, and (ii) thereafter through, but not including, the Termination Date, an amount equal to the product of
    (A) the per annum percentage set forth in the table below corresponding to the applicable Leverage Ratio (as determined by reference to the most recent financial statements of OMC delivered by the Loan Parties pursuant to Section 11.1 of this Agreement), multiplied by (B) the unused portion of the Revolving Credit Facility for such day.

                     --------------------------------------
                     |     Leverage Ratio      |   Fee    |
                     |-------------------------|----------|
                     |                         |          |
                     |  Greater than or equal  |          |
                     |   to 4.0 to 1.0         |  0.375%  |
                     |                         |          |
                     |-------------------------|----------|
                     |                         |          |
                     |  Less than 4.0 to 1.0   |  0.25%   |
                     |                         |          |
                     --------------------------------------

     Such fee shall be payable monthly in arrears on each Interest Payment Date and on the date of any permanent reduction in the Revolving Credit Facility and shall be fully earned when due and payable and shall not be subject to refund or rebate. Such fee is not, and shall not be deemed to be, interest or a charge for the use of money.

         (b) Letter of Credit Fees.
             (i) Borrowers agree to pay to Agent for the ratable benefit of the Lenders Letter of Credit fees equal to the Applicable Margin with respect to Eurodollar Loans in effect at the time of issuance, renewal or extension of any Letter of Credit based on the average daily aggregate Letter of Credit Amount of all Letters of Credit from time to time outstanding during the term of this Agreement. Such fees shall be payable to Agent, for the ratable benefit of the Lenders in accordance with their respective Commitment Percentages, quarterly in arrears on the first Business Day of each January, April, July and October, as applicable, and shall be calculated according to the average daily Letter of Credit Amount outstanding based on a year of 360 days and for the actual number of days elapsed.

             (ii) Borrowers agree to pay to Agent, for the account of L/C
                  Issuer, the standard fees and charges of L/C Issuer for issuing, administering, amending, renewing, paying and canceling Letters of Credit, as and when assessed.

         (c) Other Fees. Subject to the provisions of Section 16.22, Borrowers agree to pay all other fees and expenses set forth in the certain letter agreement, dated as of the Agreement Date among Agent and the Loan Parties.


    Section 4.5 Manner of Payment.
         (a) Except as otherwise expressly provided in Section 9.1(b), each payment (including prepayments) by Borrowers on account of the principal of or interest on the Loans or of any other amounts payable under this Agreement, any Note or any other Loan Document shall be made not later than 12:00 noon (Dallas, Texas time) on the date specified for payment under this Agreement to Agent, for the account of the Lenders, at Agent's Principal Office, in Dollars, in immediately available funds and shall be made without any set-off, counterclaim or deduction whatsoever. Any payment received after such time but before 1:00 p.m. (Dallas, Texas time) on such day shall be deemed a payment on such date for the purposes of
    Section 13.1, but for all other purposes shall be deemed to have been made on the next succeeding Business Day. All checks delivered to Agent in payment of the Secured Obligations shall be subject to Agent's right to assess interest for a deemed clearance period on the amount thereof for one
    (1) Business Day after Agent's receipt thereof, which shall accrue and be payable on each monthly Interest Payment Date.

         (b) The Loan Parties hereby irrevocably authorize each Lender and each Affiliate or Subsidiary of such Lender and each participant herein to charge any account of any Loan Party maintained with such Lender or such Affiliate, Subsidiary or participant with such amounts as may be necessary from time to time to pay any Secured Obligations (whether or not owed to such Lender, Affiliate, Subsidiary or participant) which are not paid when due.


    Section 4.6 Payments On Business Days. If any payment under this Agreement or any Note shall be specified to be made upon a day which is not a Business Day, it shall be made on the next succeeding day which is a Business Day and such extension of time shall in such case be included in computing interest and fees, as applicable, if any, in accordance with such payment.


     Section 4.7    Loan Accounts; Statements of Account.
         (a) Each Lender shall open and maintain on its books a loan account in Borrowers' name (each, a "Loan Account" and collectively, the "Loan Accounts"). Each such Loan Account shall show as debits thereto each Loan made under this Agreement by such Lender to Borrowers and as credits thereto all payments received by such Lender and applied to principal of such Loan, so that the balance of the Loan Account at all times reflects the principal amount due such Lender from Borrowers.

         (b) Agent shall maintain on its books a control account for Borrowers in which shall be recorded (i) the amount of each disbursement made hereunder, (ii) the amount of any principal or interest due or to become due from Borrowers hereunder, and (iii) the amount of any sum received by Agent hereunder from Borrowers and each Lender's ratable share therein.

         (c) The entries made in the accounts pursuant to subsections (a) and
    (b) shall be prima facie evidence, in the absence of manifest error, of the existence and amounts of the obligations of Borrowers therein recorded and in case of discrepancy between such accounts, in the absence of manifest error, the accounts maintained pursuant to subsection (b) shall be controlling.

         (d) Agent will account to Borrowers monthly with a statement of Loans, charges and payments made to and by Borrowers pursuant to this Agreement, and such accounts rendered by Agent shall be deemed final, binding and conclusive, save for manifest error, unless Agent is notified by Borrowers in writing to the contrary within thirty (30) days of the date the account to Borrowers was so rendered. Such notice by Borrowers shall be deemed an objection to only those items specifically objected to therein. Failure of Agent to render such account shall in no way affect the rights of Agent or of the Lenders hereunder, nor impair Borrower's right to object as provided herein.


    Section 4.8 Termination of Agreement. Borrowers shall have the right, at any time, to terminate this Agreement upon not less than thirty (30) Business Days' prior written notice of their intention to terminate this Agreement, which notice shall specify the effective date of such termination. Upon receipt of such notice, Agent shall promptly notify each of the other Credit Parties thereof. On the date specified in such notice, such termination shall be effected, provided, that Borrowers shall, on or prior to such date, pay to Agent, for the account of the Lenders, in same day funds, an amount equal to all Secured Obligations then outstanding, including, without limitation, all
 (i) accrued interest thereon, (ii) all accrued fees provided for hereunder, and (iii) any amounts payable to the Lenders pursuant to Sections 4.12, 16.2,
 16.3 and 16.12, and, in addition thereto, shall deliver to Agent, in respect of each outstanding Letter of Credit, either the Supporting Letter of Credit or the Cash Collateral as provided in Section 3.9. Following the date specified in a notice of termination as provided for in this Section and upon payment in full of the amounts specified in this Section, this Agreement shall be terminated and the Credit Parties and Borrowers shall have no further obligations to any other party hereto except for the obligations to Agent and the Lenders pursuant to Section 16.12 hereof.


    Section 4.9 Making of Loans.
         (a) Nature of Obligations of Lenders to Make Loans. The obligations of the Lenders under this Agreement to make the Loans are several and are not joint or joint and several.

         (b) Assumption by Agent. Subject to the provisions of Section 4.10 and notwithstanding the occurrence or continuance of a Default or Event of Default or other failure of any condition to the making of Revolving Credit Loans hereunder subsequent to the Revolving Credit Loans to be made on the Effective Date, unless Agent shall have received notice from a Lender in accordance with the provisions of Section 4.9(c) prior to a proposed borrowing date that such Lender will not make available to Agent such Lender's ratable portion of the amount to be borrowed on such date, Agent may assume that such Lender will make such portion available to Agent in accordance with Section 2.2(a), and Agent may, in reliance upon such assumption, make available to Borrowers on such date a corresponding amount. If and to the extent such Lender shall not make such ratable portion available to Agent, such Lender and Borrowers severally agree to repay to Agent forthwith on demand such corresponding amount (the "Make-Whole Amount"), together with interest thereon for each day from the date such amount is made available to Borrowers until the date such amount is repaid to Agent at the Effective Interest Rate or, if lower, subject to
    Section 4.2(e), the Maximum Rate; provided, however, if on the Interest Payment Date next following the date on which any Lender pays interest to Agent at the Effective Rate or the Maximum Rate on a Make-Whole Amount as aforesaid, Borrowers default in making the interest payment due on such Interest Payment Date, then Agent shall reimburse such Lender for the excess, if any, of the amount of interest so paid by such Lender on the Make-Whole Amount and the amount of interest that such Lender would have paid had the Lender been required to pay interest on the Make-Whole Amount at the Federal Funds Rate. If such Lender shall repay to Agent such corresponding amount, the amount so repaid shall constitute such Lender's Commitment Percentage of the Loan made on such borrowing date for purposes of this Agreement. The failure of any Lender to make its Commitment Percentage of any Loan available shall not (without regard to whether Borrowers shall have returned the amount thereof to Agent in accordance with this Section 4.9) relieve it or any other Lender of its obligation, if any, hereunder to make its Commitment Percentage of such Loan available on such borrowing date, but no Lender shall be responsible for the failure of any other Lender to make its Commitment Percentage of such Loan available on the borrowing date.

         (c) Delegation of Authority to Agent. Without limiting the generality of Section 15.1, each Lender expressly authorizes Agent to determine on behalf of such Lender (i) any reduction or increase of advance rates applicable to the Borrowing Base, so long as such advance rates do not at any time exceed the rates set forth in the Borrowing Base definition, (ii) the creation or elimination of any Reserve (other than the Letter of Credit Reserve) against the Revolving Credit Facility and the Borrowing Base,
    (iii) whether or not Inventory or Receivables shall be deemed to constitute Eligible Inventory, Eligible Domestic Receivables or Eligible Foreign Receivables, and (iv) whether to make any Overadvance pursuant to Section
    2.6 (but subject to the right of the Required Lenders to revoke such authority by written notice to Agent as provided by Section 2.6). Unless and until Agent shall have received written notice from the Required Lenders as to the existence of a Default, an Event of Default or some other circumstance which would relieve the Lenders of their respective obligations to make Loans hereunder, which notice shall be in writing and shall be signed by the Required Lenders and shall expressly state that the Required Lenders do not intend to make available to Agent such Lenders' ratable share of Loans made after the effective date of such notice, Agent shall be entitled to continue to make the assumptions described in Section 4.9(b). After receipt of the notice described in the preceding sentence, which shall become effective on the third (3rd) Business Day after receipt of such notice by Agent unless otherwise agreed by Agent, Agent shall be entitled to make the assumptions described in Section 4.9(b) as to any Loans as to which it has not received a written notice to the contrary prior to 11:00 a.m. (Dallas, Texas time) on the Business Day next preceding the day on which the Loan is to be made. Agent shall not be required to make any Loan as to which it shall have received notice by a Lender of such Lender's intention not to make its ratable portion of such Loan available to Agent. Any withdrawal of authorization under this
    Section 4.9(c) shall not affect the validity of any Loans made prior to the effectiveness thereof.


    Section 4.10   Settlement Among Lenders.
         (a) Revolving Credit Loans. It is agreed that each Lender's Net Outstandings are intended by the Lenders to be equal at all times to such Lender's Commitment Percentage of the aggregate principal amount of all Revolving Credit Loans outstanding. Notwithstanding such agreement, the several and not joint obligation of each Lender to fund Revolving Credit Loans made in accordance with the terms of this Agreement ratably in accordance with such Lender's Commitment Percentage and each Lender's right to receive its ratable share of principal payments on Revolving Credit Loans in accordance with its Commitment Percentage, the Lenders agree that in order to facilitate the administration of this Agreement and the Loan Documents that settlement among them may take place on a periodic basis in accordance with the provisions of this Section 4.10.

         (b) Settlement Procedures as to Revolving Credit Loans. To the extent and in the manner hereinafter provided in this Section 4.10, settlement among the Lenders as to Revolving Credit Loans may occur periodically on Settlement Dates determined from time to time by Agent, which may occur before or after the occurrence or during the continuance of a Default or Event of Default and whether or not all of the conditions set forth in
    Section 6.2 have been met. On each Settlement Date payments shall be made by or to the Lenders in the manner provided in this Section 4.10 in accordance with the Settlement Report delivered by Agent pursuant to the provisions of this Section 4.10 in respect of such Settlement Date so that as of each Settlement Date, and after giving effect to the transactions to take place on such Settlement Date, each Lender's Net Outstandings shall equal such Lender's Commitment Percentage of the Revolving Credit Loans outstanding.
             (i) Selection of Settlement Dates. If Agent elects, in its discretion, but subject to the consent of NationsBank, to settle accounts among the Lenders with respect to principal amounts of Revolving Credit Loans less frequently than each Business Day, then Agent shall designate periodic Settlement Dates which may occur on any Business Day after the Effective Date; provided, however, that Agent shall designate as a Settlement Date any Business Day which is an Interest Payment Date; and provided further, that a Settlement Date shall occur at least once during each seven day period. Agent shall designate a Settlement Date by delivering to each Lender a Settlement Report not later than 12:00 noon (Dallas, Texas time) on the proposed Settlement Date, which Settlement Report will be substantially in the form of Exhibit "D" hereto and shall be with respect to the period beginning on the next preceding Settlement Date and ending on such designated Settlement Date.

             (ii) Non-Ratable Loans and Payments. Between Settlement Dates, Agent shall request and NationsBank may (but shall not be obligated to) advance to Borrowers out of NationsBank's own funds, the entire principal amount of any Revolving Credit Loan requested or deemed requested pursuant to Section

                   2.2(a) (any such Revolving Credit Loan being referred to as a "Non-Ratable Loan"). The making of each Non-Ratable Loan by NationsBank shall be deemed to be a purchase by NationsBank of a 100% participation in each other Lender's Commitment Percentage of the amount of such Non-Ratable Loan. All payments of principal, interest and any other amount with respect to such Non-Ratable Loan shall be payable to and received by Agent for the account of NationsBank. Upon demand by NationsBank, with notice thereof to Agent, each other Lender shall pay to NationsBank, as the repurchase of such participation, an amount equal to one hundred percent (100%) of such Lender's Commitment Percentage of the principal amount of such Non-Ratable Loan. Any payments received by Agent between Settlement Dates which in accordance with the terms of this Agreement are to be applied to the reduction of the outstanding principal balance of Revolving Credit Loans, shall be paid over to and retained by NationsBank for such application, and such payment to and retention by NationsBank shall be deemed, to the extent of each other Lender's Commitment Percentage of such payment, to be a purchase by each such other Lender of a participation in the Revolving Credit Loans (including the repurchase of participations in Non-Ratable Loans) held by NationsBank. Upon demand by another Lender, with notice thereof to Agent, NationsBank shall pay to Agent, for the account of such other Lender, as a repurchase of such participation, an amount equal to such other Lender's Commitment Percentage of any such amounts (after application thereof to the repurchase of any participations of NationsBank in such other Lender's Commitment Percentage of any Non-Ratable Loans) paid only to NationsBank by Agent.

             (iii) Net Decrease in Outstandings.  If on any Settlement Date the
                   increase, if any, in the amount of any Lender's Net Outstandings which is required to comply with the first sentence of Section 4.10(b) is less than such Lender's Commitment Percentage of amounts received by Agent but paid only to NationsBank since the next preceding Settlement Date, such Lender and Agent, in their respective records, shall apply such Lender's Commitment Percentage of such amounts to the increase in such Lender's Net Outstandings, and NationsBank shall pay to Agent, for the account of such Lender, the excess allocable to such Lender.

             (iv) Net Increase in Outstandings. If on any Settlement Date the increase, if any, in the amount of any Lender's Net Outstandings which is required to comply with the first sentence of Section 4.10(b) exceeds such Lender's Commitment Percentage of amounts received by Agent but paid only to NationsBank since the next preceding Settlement Date, such Lender and Agent, in their respective records, shall apply such Lender's Commitment Percentage of such amounts to the increase in such Lender's Net Outstandings, and such Lender shall pay to Agent, for the account of NationsBank, any excess.

             (v) No Change in Outstandings. If a Settlement Report indicates that no Revolving Credit Loans have been made during the period since the next preceding Settlement Date, then such Lender's Commitment Percentage of any amounts received by Agent but paid only to NationsBank shall be paid by

                   NationsBank to Agent, for the account of such Lender. If a Settlement Report indicates that the increase in the amount of a Lender's Net Outstandings which is required to comply with the first sentence of Section 4.10(b) is exactly equal to such Lender's Commitment Percentage of amounts received by Agent but paid only to NationsBank since the next preceding Settlement Date, such Lender and Agent, in their respective records, shall apply such Lender's Commitment Percentage of such amounts to the increase in such Lender's Net Outstandings.

             (vi) Return of Payments. If any amounts received by NationsBank in respect of the Secured Obligations are later required to be returned or repaid by NationsBank to Borrower or any other obligor or their respective representatives or successors in interest, whether by court order, settlement or otherwise, in excess of NationsBank's Commitment Percentage of all such amounts required to be returned by all Lenders, each other Lender shall, upon demand by NationsBank with notice to Agent, pay to Agent for the account of NationsBank, an amount equal to the excess of such Lender's Commitment Percentage of all such amounts required to be returned by all Lenders over the amount, if any, returned directly by such Lender.

             (vii) Payments to Agent, Lenders.
                   (A) Payment by any Lender to Agent shall be made not later than 1:00 p.m. (Dallas, Texas time) on the Business Day such payment is due, provided that if such payment is due on demand by another Lender, such demand is made on the paying Lender not later than 10:00 a.m. (Dallas, Texas time) on such Business Day. Payment by Agent to any Lender shall be made by wire transfer, promptly following Agent's receipt of funds for the account of such Lender and in the type of funds received by Agent, provided that if Agent receives such funds at or prior to 1:00 p.m. (Dallas, Texas time), Agent shall pay such funds to such Lender by 2:00 p.m. (Dallas, Texas time) on such Business Day. If a demand for payment is made after the applicable time set forth above, the payment due shall be made by 2:00 p.m. (Dallas, Texas time) on the first Business Day following the date of such demand.

                   (B) If a Lender shall, at any time, fail to make any payment to Agent required hereunder, Agent may, but shall not be required to, retain payments that would otherwise be made to such Lender hereunder and apply such payments to such Lender's defaulted obligations hereunder, at such time, and in such order, as Agent may elect in its sole discretion.

                   (C) With respect to the payment of any funds under this
                       Section 4.10(b), whether from Agent to a Lender or from a Lender to Agent, the party failing to make full payment when due pursuant to the terms hereof shall, upon demand by the other party, pay such amount together with interest on such amount at the Federal Funds Rate.

         (c) Settlement of Other Secured Obligations. All other amounts received by Agent on account of, or applied by Agent to the payment of, any Secured Obligation owed to the Lenders (including, without limitation, fees payable to the Lenders pursuant to Sections 4.4(a) and (b) and proceeds from the sale of, or other realization upon, all or any part of the Collateral following an Event of Default) that are received by Agent on or prior to 1:00 p.m. (Dallas, Texas time) on a Business Day will be paid by Agent to each Lender on the same Business Day, and any such amounts that are received by Agent after 1:00 p.m. (Dallas, Texas time) will be paid by Agent to each Lender on the following Business Day. Unless otherwise stated herein, Agent shall distribute fees payable to the Lenders pursuant to Sections 4.4(a) and (b) ratably to the Lenders based on each Lender's Commitment Percentage and shall distribute proceeds from the sale of, or other realization upon, all or any part of the Collateral following an Event of Default ratably to the Lenders based on the amount of the Secured Obligations then owing to each Lender.


                                  ARTICLE 5

                           Change of Circumstances
                           -----------------------
    Section 5.1    Increased Cost and Reduced Return.
         (a) If, after the date hereof, the adoption of any Applicable Law or any change in any Applicable Law or any change in the interpretation or administration thereof by any Governmental Authority (including, without limitation, any central bank or comparable agency) charged with the interpretation or administration thereof, or compliance by any Lender (or its Applicable Lending Office) with any request or directive (whether or not having the force of law) of any such Governmental Authority:
             (i) shall subject such Lender (or its Applicable Lending Office) to any tax, duty or other charge with respect to any Eurodollar Loans, its Notes, or its obligation to make Eurodollar Loans, or change the basis of taxation of any amounts payable to such Lender (or its Applicable Lending Office) under this Agreement or its Note in respect of any Eurodollar Loans (other than taxes imposed on the overall net income of such Lender by the jurisdiction in which such Lender has its principal office or such Applicable Lending Office);

             (ii) shall impose, modify or deem applicable any reserve, special deposit, assessment, compulsory loan or similar requirement (other than the Reserve Requirement utilized in the determination of the Adjusted Eurodollar Rate) relating to any extensions of credit or other assets of, or any deposits with or other liabilities or commitments of, such Lender (or its Applicable Lending Office), including the Commitment of such Lender hereunder; or

             (iii) shall impose on such Lender (or its Applicable Lending
                   Office) or on the London interbank market any other condition affecting this Agreement or its Notes or any of such extensions of credit or liabilities or commitments;

     and the result of any of the foregoing is to increase the cost to such Lender (or its Applicable Lending Office) of making, Converting into, Continuing or maintaining any Eurodollar Loans or to reduce any sum received or receivable by such Lender (or its Applicable Lending Office) under this Agreement or its Notes with respect to any Eurodollar Loans, then Borrowers shall pay to such Lender on demand such amount or amounts as will compensate such Lender for such increased cost or reduction. If any Lender requests compensation by Borrowers under this Section 5.1(a), Borrowers may, by notice to such Lender (with a copy to Agent), suspend the obligation of such Lender to make or Continue Loans of the Type with respect to which such compensation is requested, or to Convert Loans of any other Type into Loans of such Type, until the event or condition giving rise to such request ceases to be in effect (in which case the provisions of Section 5.4 shall be applicable); provided that such suspension shall not affect the right of such Lender to receive the compensation so requested.

         (b) If, after the date hereof, any Lender shall have determined that the adoption of any Applicable Law, rule or regulation regarding capital adequacy or any change therein or in the interpretation or administration thereof by any Governmental Authority (including, without limitation, any central bank or comparable agency) charged with the interpretation or administration thereof, or any request or directive regarding capital adequacy (whether or not having the force of law) of any such Governmental Authority has or would have the effect of reducing the rate of return on the capital of such Lender or any corporation controlling such Lender as a consequence of such Lender's obligations hereunder to a level below that which such Lender or such corporation could have achieved but for such adoption, change, request or directive (taking into consideration its policies with respect to capital adequacy), then, from time to time upon demand, Borrowers shall pay to such Lender such additional amount or amounts as will compensate such Lender for such reduction.

         (c) Each Lender shall promptly notify Borrowers and Agent of any event of which it has knowledge, occurring after the date hereof, which will entitle such Lender to compensation pursuant to this Section and will designate a different Applicable Lending Office if such designation will avoid the need for, or reduce the amount of, such compensation and will not, in the judgment of such Lender, be otherwise disadvantageous to it. Any Lender claiming compensation under this Section shall furnish to Borrowers and Agent a statement, signed by an authorized officer of such Lender, setting forth the additional amount or amounts to be paid to it hereunder which shall be conclusive in the absence of manifest error. In determining such amount, such Lender may use any reasonable averaging and attribution methods.


    Section 5.2 Limitation on Types of Loans. If on or prior to the first day of any Interest Period for any Eurodollar Loan:
         (a) Agent determines (which determination shall be conclusive) that by reason of circumstances affecting the London interbank Eurodollar market, adequate and reasonable means do not exist for ascertaining the Eurodollar Rate for such Interest Period; or

         (b) the Required Lenders determine (which determination shall be conclusive) and notify Agent that the Adjusted Eurodollar Rate will not adequately and fairly reflect the cost to the Lenders of funding Eurodollar Loans for such Interest Period;

 then Agent shall give Borrowers prompt notice thereof specifying the relevant Type of Loans and the relevant amounts or periods, and so long as such condition remains in effect, the Lenders shall be under no obligation to make additional Loans of such Type, Continue Loans of such Type, or to Convert Loans of any other Type into Loans of such Type and Borrowers shall, on the last day(s) of the then current Interest Period(s) for the outstanding Loans of the affected Type, either prepay such Loans or Convert such Loans into another Type of Loan in accordance with the terms of this Agreement.


    Section 5.3 Illegality. Notwithstanding any other provision of this Agreement, in the event that it becomes unlawful for any Lender or its

 Applicable Lending Office to make, maintain or fund Eurodollar Loans hereunder, then such Lender shall promptly notify Borrowers thereof and such Lender's obligation to make or Continue Eurodollar Loans, and to Convert other Types of Loans into Eurodollar Loans, shall be suspended until such time as such Lender may again make, maintain and fund Eurodollar Loans (in which case the provisions of Section 5.4 shall be applicable).


    Section 5.4 Treatment of Affected Loans. If the obligation of any Lender to make Loans of a particular Type, or to Continue or Convert Loans of any other Type into Loans of a particular Type, shall be suspended pursuant to
 Section 5.1 or 5.3 hereof (Loans of such Type being herein called "Affected Loans" and such Type being herein called the "Affected Type"), such Lender's Affected Loans shall be automatically Converted into Base Rate Loans on the last day(s) of the then current Interest Period(s) for the Affected Loans (or, in the case of a Conversion required by Section 5.3 hereof, on such earlier date as such Lender may specify to Borrowers with a copy to Agent) and, unless and until such Lender gives notice as provided below that the circumstances specified in Section 5.1 or Section 5.3 hereof that gave rise to such Conversion no longer exist:
         (a) to the extent that such Lender's Affected Loans have been so Converted, all payments and prepayments of principal that would otherwise be applied to such Lender's Affected Loans shall be applied instead to its Base Rate Loans; and

         (b) all Loans that would otherwise be made or Continued by such Lender as Loans of the Affected Type shall be made or Continued instead as Base Rate Loans, and all Loans of such Lender that would otherwise be Converted into Loans of the Affected Type shall be Converted instead into (or shall remain as) Base Rate Loans.

 If such Lender gives notice to Borrowers (with a copy to Agent) that the circumstances specified in Section 5.1 or Section 5.3 hereof that gave rise to the Conversion of such Lender's Affected Loans pursuant to this Section 5.4 no longer exist (which such Lender agrees to do promptly upon such circumstances ceasing to exist) at a time when Loans of the Affected Type made by other Lenders are outstanding, such Lender's Base Rate Loans shall be automatically Converted, on the first day(s) of the next succeeding Interest Period(s) for such outstanding Loans of the Affected Type, to the extent necessary so that, after giving effect thereto, all Loans held by the Lenders holding Loans of the Affected Type and by such Lender are held pro rata (as to principal amounts, Types and Interest Periods) in accordance with their respective Commitments.


    Section 5.5 Compensation. Upon the written request, signed by an authorized officer of, any Lender (with a copy to Agent), Borrowers shall pay to such Lender such amount or amounts as shall be sufficient (in the reasonable opinion of such Lender) to compensate it for any loss, cost or expense (including loss of anticipated profits) incurred by it as a result of:
         (a) any payment, prepayment or Conversion of a Eurodollar Loan for any reason (including, without limitation, the acceleration of the Loans pursuant to Section 13.2) on a date other than the last day of the Interest Period for such Loan; or

         (b) any failure by Borrowers for any reason (including, without limitation, the failure of any condition precedent specified in Article 6 to be satisfied) to borrow, Convert, Continue or prepay a Eurodollar Loan on the date for such borrowing, Conversion, Continuation or prepayment specified in the relevant Notice of Borrowing under this Agreement.

    Section 5.6    Taxes.
         (a) Any and all payments by any Borrower to or for the account of any Credit Party hereunder or under any other Loan Document shall be made free and clear of, and without deduction for, any and all present or future taxes, duties, levies, imposts, deductions, charges or withholdings, and all liabilities with respect thereto, excluding, in the case of each Credit Party, taxes imposed on its income, and franchise taxes imposed on it, by the jurisdiction under the laws of which any such Lender (or its Applicable Lending Office), L/C Issuer or Agent (as the case may be) is organized or any political subdivision thereof (all such non-excluded taxes, duties, levies, imposts, deductions, charges, withholdings and liabilities being hereinafter referred to as "Taxes"). If any Borrower shall be required by law to deduct any Taxes from or in respect of any sum payable under this Agreement or any other Loan Document to any Credit Party, (i) the sum payable shall be increased as necessary so that after making all required deductions (including deductions applicable to additional sums payable under this Section 5.6) such Credit Party receives an amount equal to the sum it would have received had no such deductions been made, (ii) such Borrower shall make such deductions, (iii) such Borrower shall pay the full amount deducted to the relevant taxation authority or other authority in accordance with Applicable Law, and (iv) such Borrower shall furnish to Agent, at its address referred to in Section 16.1, the original or a certified copy of a receipt evidencing payment thereof.

         (b) In addition, each Borrower agrees to pay any and all present or future stamp or documentary taxes and any other excise or property taxes or charges or similar levies which arise from any payment made under this Agreement or any other Loan Document or from the execution or delivery of, or otherwise with respect to, this Agreement or any other Loan Document (hereinafter referred to as "Other Taxes").

         (c) EACH BORROWER AGREES TO INDEMNIFY EACH CREDIT PARTY FOR THE FULL AMOUNT OF TAXES AND OTHER TAXES (INCLUDING, WITHOUT LIMITATION, ANY TAXES OR OTHER TAXES IMPOSED OR ASSERTED BY ANY JURISDICTION ON AMOUNTS PAYABLE UNDER THIS SECTION 5.6) PAID BY SUCH CREDIT PARTY (AS THE CASE MAY BE) AND ANY LIABILITY (INCLUDING PENALTIES, INTEREST AND EXPENSES OTHER THAN THOSE RESULTING FROM SUCH CREDIT PARTY'S GROSS NEGLIGENCE) ARISING THEREFROM OR WITH RESPECT THERETO.

         (d) Each Lender organized under the laws of a jurisdiction outside the U.S., on or prior to the date of its execution and delivery of this Agreement in the case of each Lender listed on the signature pages hereof and on or prior to the date on which it becomes a Lender in the case of each other Lender, and from time to time thereafter if requested in writing by Borrowers or Agent (but only so long as such Lender remains lawfully able to do so), shall provide Borrowers and Agent with (i) IRS Form 1001 or 4224, as appropriate, or any successor form prescribed by the IRS, certifying that such Lender is entitled to benefits under an income tax treaty to which the U.S. is a party which reduces the rate of withholding tax on payments of interest or certifying that the income receivable pursuant to this Agreement is effectively connected with the conduct of a trade or business in the U.S., (ii) IRS Form W-8 or W-9, as appropriate, or any successor form prescribed by the IRS, and (iii) any other form or certificate required by any taxing authority (including any certificate required by Sections 871(h) and 881(c) of the Internal Revenue Code), certifying that such Lender is entitled to an exemption from or a reduced rate of tax on payments pursuant to this Agreement or any of the other Loan Documents.

         (e) For any period with respect to which a Lender has failed to provide Borrowers and Agent with the appropriate form pursuant to Section 5.6(d) (unless such failure is due to a change in treaty, law or regulation occurring subsequent to the date on which a form originally was required to be provided), such Lender shall not be entitled to indemnification under
    Section 5.6(a) or 5.6(b) with respect to Taxes or Other Taxes imposed by the U.S.; provided, however, that should a Lender, which is otherwise exempt from or subject to a reduced rate of withholding tax, become subject to Taxes or Other Taxes because of its failure to deliver a form required hereunder, Borrowers shall take such steps as such Lender shall reasonably request to assist such Lender to recover such Taxes or Other Taxes.

         (f) If any Borrower is required to pay additional amounts to or for the account of any Lender pursuant to this Section 5.6, then such Lender will agree to use reasonable efforts to change the jurisdiction of its Applicable Lending Office or takes such other reasonable steps, if available, so as to eliminate or reduce any such additional payment which may thereafter accrue if such change, in the judgment of such Lender, is not otherwise disadvantageous to such Lender.

         (g) Within thirty (30) days after the date of any payment of Taxes or Other Taxes, Borrowers shall furnish to Agent the original or a certified copy of a receipt evidencing such payment.

         (h) Without prejudice to the survival of any other agreement of Borrowers hereunder, the agreements and obligations of Borrowers contained in this Section 5.6 shall survive the termination of the Commitments and the payment in full of the Notes.

    Section 5.7 Replacement Lender. If Borrowers become obligated to any Lender pursuant to the provisions of Section 5.1 or Section 5.5, or if the provisions of Section 5.3 become applicable with respect to any Lender, Borrowers may, upon reasonable prior written notice to Agent and such Lender, require such Lender to assign its Commitment and Loans to an Eligible Assignee, as designated by Borrowers and reasonably acceptable to Agent, which shall replace such Lender pursuant to the terms of Section 16.10. Borrowers, such assigning Lender and the Eligible Assignee shall execute and deliver an Assignment and Acceptance to Agent for Agent's acceptance pursuant to the terms of this Agreement. Upon Agent's acceptance of such Assignment and Acceptance, such Eligible Assignee shall be a Lender for all purposes of this Agreement as set forth in Section 16.10 hereof.


                                  ARTICLE 6

                            Conditions Precedent
                            --------------------
    Section 6.1 Conditions Precedent to Revolving Credit Loans and Letters of Credit. Notwithstanding any other provision of this Agreement, no Loan will be made, and no Letter of Credit shall be issued, until the fulfillment of each of the following conditions, and with respect to any reports, appraisals, reviews or other similar items, Agent's and each Lender's satisfaction with the contents thereof, prior to or contemporaneously with the making of the first to be made of such Loans or issuance of such Letter of Credit:
         (a) Fees. Borrowers shall have paid all of the fees and expenses payable on the Agreement Date.

         (b) Security Interests. Agent shall have received satisfactory evidence that Agent (for the benefit of the Credit Parties) has a valid, exclusive and perfected first priority security interest, lien, collateral assignment and pledge as of such date in all of the Collateral (provided, that notwithstanding the foregoing and without limitation of the requirements of the definition of "Eligible Inventory", "Eligible Work-In-Process" and "Eligible Receivables," Agent in its sole discretion may defer or waive requirement for execution and delivery of any Foreign

    Security Documents or any Notice and Acknowledgment).

         (c) Closing Documents. Agent shall have received each of the following documents, all of which shall be satisfactory in form and substance to Agent and to the Lenders:
             (i) certified copies of the certificate of incorporation and bylaws of each Loan Party (or with respect to RBG its certificate of limited partnership and partnership agreement as in effect on the Effective Date);

             (ii) certified copies of all action taken by each Loan Party (or with respect to RBG by GP) to authorize the execution, delivery and performance of this Agreement, the other Loan Documents and the borrowings under this Agreement;

             (iii) certificates of incumbency and specimen signatures with respect to each of the officers of each Loan Party authorized to execute and deliver this Agreement and the other Loan Documents on behalf of such Loan Party and each other Person executing any document, certificate or instrument to be delivered in connection with this Agreement and the other Loan Documents and, in the case of each Borrower, to request borrowings under this Agreement;

             (iv) a certificate evidencing the good standing of each Loan Party in the jurisdiction of its incorporation (or with respect to RGB its organization) and in each other jurisdiction in which it is required to be qualified as a foreign business entity to transact its business as presently conducted;

             (v) copies of all financial statements referred to in Section 7.1(n) and meeting the requirements thereof;

             (vi) signed opinions of counsel for the Loan Parties, opining as to such matters in connection with the transactions contemplated by this Agreement as Agent or its special counsel may reasonably request, in each case in form and substance satisfactory to Agent;

             (vii) certificates or binders of insurance relating to each of the policies of insurance covering any of the Collateral together with loss payable clauses which comply with the terms of Section 9.8;

             (viii) a certificate of the president or a Financial Officer of each of the Loan Parties stating that, to the best of his/her knowledge and based on an examination sufficient to enable him/her to make an informed statement,
                    (A) all of the representations and warranties made or
                        deemed to be made under this Agreement are true and correct as of the Effective Date, after giving effect to the Revolving Credit Loans to be made at such time and the application of the proceeds thereof,

                    (B) no Default or Event of Default exists, and

                    (C) as to such other factual matters as may be reasonably
                        requested by Agent;

             (ix) a Borrowing Base Certificate, a Schedule of Inventory and a Schedule of Receivables, prepared as of November 30, 1997.

             (x) landlord's or mortgagee's waiver and consent agreements duly executed on behalf of each landlord or mortgagee, as the case may be, of Real Estate and any other real property on which any Collateral is located (it is agreed that Agent, in its sole discretion, may defer or waive requirement for any such waiver or consent and establish a Reserve with respect to all Collateral at any time located at any such location);

             (xi) each Agency Account Agreement duly executed by the Loan Party and the Clearing Bank party thereto;

             (xii) a certificate from Borrowers to Agent requesting the initial Revolving Credit Loans and specifying the method of disbursement pursuant to Section 10.8;

             (xiii) a Revolving Credit Note payable to the order of each
                    Lender, duly executed and delivered by all Borrowers, complying with the requirements of Section 2.4;

             (xiv) each of the Security Documents to be executed by any of the Loan Parties, as follows:
                    (A) the Financing Statements, duly executed by each Person a party thereto as required by this Agreement and the Security Documents, and acknowledgment copies evidencing the filing of such Financing Statements in each jurisdiction where such filing may be necessary or appropriate to perfect the Security Interest;

                    (B) the Collateral Assignment of Receivables L/Cs, the
                        Collateral Assignment of Receivables Guaranties, the Patent Security Agreements, the Trademark Security Agreements and the Copyright Security Agreements, each duly executed by all Borrowers;

                    (C) the Foreign Security Documents, duly executed by each
                        Loan Party as Agent may require (provided, that notwithstanding the foregoing and without limitation of the requirements of the definition of "Eligible Inventory", "Eligible Receivables" and "Eligible Work-In-Process Inventory," Agent in its discretion may defer or waive requirement for execution and delivery of any Foreign Security Documents in form and substance satisfactory to Agent in its discretion); and

                    (D) a Guaranty Agreement, duly executed and delivered by
                        each Guarantor;

             (xv) counterparts of each of the other Loan Documents duly executed by the parties thereto, together with evidence satisfactory to Agent of the due authorization and binding effect of each such Loan Document on such party; and

             (xvi) such other documents and instruments as Agent or any Lender may reasonably request.

         (d) Other Security Documents. Agent shall have received each other Security Document, duly executed and delivered by the Person party thereto.

         (e) No Injunctions, Etc. No action, proceeding, investigation, regulation or legislation shall have been instituted, threatened or proposed by or before any Governmental Authority to enjoin, restrain or prohibit, or to obtain damages in respect of, or which is related to or arises out of this Agreement or the consummation of the transactions contemplated by this Agreement or which, in Agent's or the Lenders' reasonable discretion, would make it inadvisable to consummate the transactions contemplated by this Agreement.

         (f) Material Adverse Change. Except as disclosed in writing to Agent and the Lenders on or before the Agreement Date, as of the Effective Date, there shall not have occurred any change which is materially adverse, in the Lenders' discretion, to the assets, liabilities, businesses, operations, condition (financial or otherwise) or prospects of Borrowers in comparison to such conditions as presented by the financial statements of Borrowers dated September 30, 1997, previously delivered to Agent and the Lenders, and no Materially Adverse Effect with respect to the Loan Parties shall have occurred.

         (g) Release of Security Interests. Agent shall have received evidence satisfactory to it of the release and termination of all Liens other than Permitted Liens.

    Section 6.2 All Loans; Letters of Credit. At the time of making of each Loan, including the initial Revolving Credit Loan and all subsequent Loans, and the issuance of each Letter of Credit:
         (a) all of the representations and warranties made or deemed to be made under this Agreement shall be true and correct at such time both with and without giving effect to the Loan to be made at such time and the application of the proceeds thereof;

         (b) the corporate actions of Borrowers referred to in Section 6.1(c)(ii) shall remain in full force and effect and the incumbency of officers shall be as stated in the certificates of incumbency delivered pursuant to Section 6.1(c)(iii) or as subsequently modified and reflected in a certificate of incumbency delivered to Agent; and

         (c) each request or deemed request for any borrowing or the issuance of any Letter of Credit hereunder shall be deemed to be a certification by Borrowers to the Credit Parties as to the matters set forth in Section 6.2(a) and (b) and Agent may, without waiving either condition, consider the conditions specified in Sections 6.2(a) and (b) fulfilled and a representation by Borrowers to such effect made, if no written notice to the contrary is received by Agent prior to the making of the Loan, or the issuance of the Letter of Credit then requested.


                                  ARTICLE 7

                       Representations and Warranties
                       ------------------------------
    Section 7.1 Representations and Warranties. Each of the Loan Parties, as applicable, hereby represents and warrants to each of the Credit Parties as follows:
         (a) Organization; Power; Qualification. Each of the Loan Parties is a corporation, (or, in the case of RBG, a limited partnership) duly organized, validly existing and in good standing under the laws of its jurisdiction of organization, having the power and authority to own its properties and to carry on its business as now being and hereafter proposed to be conducted and is duly qualified and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization. The jurisdictions in which each of the Loan Parties is qualified to do business as a foreign business enterprise are listed on Schedule 7.1(a).

         (b) Capitalization. The outstanding Capital Stock of OMC has been duly and validly issued and is fully paid and nonassessable, and the number and owners of such shares of Capital Stock of OMC are set forth on Schedule 7.1(b). The issuance and sale of OMC's Capital Stock have been registered or qualified under applicable federal and state securities laws or are exempt therefrom.

         (c) Subsidiaries. Schedule 7.1(c) correctly sets forth the name of each Loan Party (other than OMC), its jurisdiction of organization, the name of its immediate parent or parents, and the percentage of its issued and outstanding Capital Stock owned by any Loan Party and indicating whether such Person is a Consolidated Subsidiary of OMC. Except as set forth on Schedule 7.1(c),
             (i) no Subsidiary of such Person has issued any securities convertible into shares or other evidence of ownership of such Person's Capital Stock or any options, warrants or other rights to acquire any shares or other evidence of ownership or securities convertible into such Capital Stock,

             (ii) the outstanding Capital Stock and other securities of each Subsidiary of any Loan Party are owned by such Loan Party or a Wholly-Owned Subsidiary of such Loan Party, or by such Loan Party and one or more of its Wholly-Owned Subsidiaries, free and clear of all Liens, warrants, options and rights of others of any kind whatsoever, and

             (iii) No Loan Party has any other Subsidiaries.

 The outstanding Capital Stock of each Loan Party (excluding OMC) has been duly and validly issued and is fully paid and nonassessable by the issuer, and the number and owners of the shares or other evidence of ownership of such Capital Stock are set forth on Schedule 7.1(c).

         (d) Authorization of Agreement, Notes, Loan Documents and Borrowing. Each Loan Party has the right and power, and has taken all necessary action to authorize it, to execute, deliver and perform this Agreement and each of the other Loan Documents to which such Person is a party in accordance with their respective terms. This Agreement and each of the other Loan Documents have been duly executed and delivered by the duly authorized officers of each Loan Party and each is, or each when executed and delivered in accordance with this Agreement will be, a legal, valid and binding obligation of such Loan Party, enforceable in accordance with its terms.

         (e) Compliance of Agreement, Notes, Loan Documents and Borrowing with Laws, Etc. Except as set forth on Schedule 7.1(e), the execution, delivery and performance of this Agreement and each of the other Loan Documents in accordance with their respective terms and the borrowings hereunder do not and will not, by the passage of time, the giving of notice or otherwise,
             (i) require any Governmental Approval or violate any Applicable Law relating to any Loan Party,

             (ii) conflict with, result in a breach of or constitute a default under the articles or certificate of incorporation or bylaws, or other constituent documents, of any Loan Party,

             (iii) conflict with, result in a breach of or constitute a default under any material provisions of any indenture, agreement or other instrument to which any Loan Party is a party or by which any Loan Party or any of any Loan Party's property may be bound or any Governmental Approval relating to any Loan Party, or

             (iv) result in or require the creation or imposition of any Lien upon or with respect to any property now owned or hereafter acquired by any Loan Party other than the Security Interest.

         (f) Business. The Loan Parties are engaged principally in the business of manufacturing and marketing of marine engines, boats and accessories.

         (g) Compliance with Law; Governmental Approvals.
             (i)  Except as set forth in Schedule 7.1(g), each Loan Party:
                  (A) has all Governmental Approvals, including permits
                      relating to federal, state and local Environmental Laws, ordinances and regulations, required by any Applicable Law for it to conduct its business, each of which is in full force and effect, is final and not subject to review on appeal and is not the subject of any pending or, to the knowledge of any Loan Party, threatened attack by direct or collateral proceeding, and

                  (B) is in all material respects in compliance with each
                      Governmental Approval applicable to it and in compliance with all other Applicable Laws relating to it, including, without being limited to, all Environmental Laws and all occupational health and safety laws applicable to any Loan Party or its respective properties, except for instances of noncompliance which would not, singly or in the aggregate, cause a Default or Event of Default or have a Materially Adverse Effect on the Loan Parties and in respect of which reserves in respect of any Loan Party's reasonably anticipated liability therefor, if any, have been established on the books of such Loan Party.

             (ii) Without limiting the generality of the above, except with respect to matters which could not reasonably be expected to have, singly or in the aggregate, a Materially Adverse Effect on the Loan Parties:
                   (A) the operations of each Loan Party comply in all
                       material respects with all applicable environmental, health and safety requirements of Applicable Law;

                   (B) each Loan Party has obtained all environmental, health and safety permits necessary for its operation, and all such permits are in good standing and each Loan Party is in compliance in all material respects with all terms and conditions of such permits;

                   (C) neither any Loan Party nor any of any Loan Party's
                       present or past property or operations is subject to any order from or agreement with any public authority or private party respecting (1) any environmental, health or safety requirements of Applicable Law, (2) any Remedial Action, or (3) any liabilities and costs arising from the Release or threatened Release of a Contaminant into the environment;

                   (D) none of the operations of any Loan Party is subject to any judicial or administrative proceeding or investigation alleging a violation of any environmental, health or safety requirement of Applicable Law;

                   (E) none of the present or past operations of any Loan
                       Party is the subject of any investigation by any Governmental Authority evaluating whether any Remedial Action is needed to respond to a Release or threatened Release of a Contaminant into the environment;

                   (F) no Loan Party has filed any notice under any
                       requirement of Environmental Law indicating past or present treatment, storage or disposal of a hazardous waste, as that term is defined under 40 CFR Part 261 or any state equivalent;

                   (G) no Loan Party has filed any notice under any
                       requirement of Applicable Law reporting a Release of a Contaminant into the environment;

                   (H) except in compliance in all material respects with
                       applicable Environmental Laws, during the course of any Loan Party's ownership of or operations on its Real Estate, there has been no generation, treatment, recycling, storage or disposal of hazardous waste, as that term is defined under 40 CFR Part 261 or any state equivalent, use of underground storage tanks or surface impoundments, use of asbestos containing materials, or use of polychlorinated biphenyls (PCB) used in hydraulic oils, electrical transformers or other equipment;

                   (I) no Loan Party has entered into any negotiations or
                       agreements with any Person (including, without limitation, any prior owner of any of the Real Estate or other property of any Loan Party) relating to any Remedial Action or environmental related claim;

                   (J) no Loan Party has received any notice or claim to the
                       effect that it is or may be liable to any Person as a result of the Release or threatened Release of a Contaminant into the environment;

                   (K) no Loan Party has any material contingent liability in connection with any Release or threatened Release of any Contaminant into the environment;

                   (L) no Environmental Lien has attached to any of the Real
                       Estate or other property of any Loan Party;

                   (M) the presence and condition of all asbestos-containing
                       material which is on or part of the Real Estate (excluding any raw materials used in the manufacture of products or products themselves) do not violate in any material respect any currently applicable requirement of Applicable Law; and

                   (N) no Loan Party manufactures, distributes or sells, and
                       has never manufactured, distributed or sold, products which contain asbestos-containing material.

             (iii) Each Loan Party has notified Agent of the receipt by it of any notice of a material violation of any Environmental Law and occupational health and safety laws applicable to such Loan Party or any of its properties.

         (h) Title to Properties. Except as set forth in Schedule 7.1(h), each Loan Party has valid and legal title to or leasehold interest in all personal property, Real Estate and other assets used in its business.

         (i) Liens. Except as set forth in Schedule 7.1(i), none of the properties and assets of any Loan Party is subject to any Lien, except Permitted Liens. Other than the Financing Statements, no financing statement under the UCC of any state or other instrument evidencing a Lien which names any Loan Party, as debtor has been filed (and has not been terminated) in any state or other jurisdiction, and no Loan Party has signed any such financing statement or other instrument or any security agreement authorizing any secured party thereunder to file any such financing statement or instrument, except to perfect those Liens listed on
    Schedule 7.1(i).

         (j) Indebtedness and Guaranties. Schedule 7.1(j) is a complete and correct listing of all (i) Indebtedness for Money Borrowed, and (ii) Guaranties of each Loan Party. Each Loan Party has performed and is in compliance with all of the terms of such Indebtedness and Guaranties and all instruments and agreements relating thereto, and no default or event of default, or event or condition which with notice or lapse of time or both would constitute such a default or event of default, exists with respect to any such Indebtedness or Guaranty.

         (k) Litigation. Except as set forth on Schedule 7.1(k), there are no actions, suits or proceedings pending (nor, to the knowledge of any Loan Party, are there any actions, suits or proceedings threatened, or any reasonable basis therefor) against or in any other way relating to or affecting any Loan Party or any of any Loan Party's other properties in any court or before any arbitrator of any kind or before or by any Governmental Authority, except actions, suits or proceedings of the character normally incident to the kind of business conducted by the Loan Parties which, if adversely determined, would not singly or in the aggregate have a Materially Adverse Effect on the Loan Parties, and there are no strikes or walkouts in progress, pending or contemplated relating to any labor contracts to which any Loan Party is a party, relating to any labor contracts being negotiated, or otherwise.

         (l) Tax Returns and Payments. Except as set forth on Schedule 7.1(l), all U.S. federal, state and local as well as foreign national, provincial and local and other tax returns of each Loan Party required by Applicable Law to be filed have been duly filed, and all U.S. federal, state and local and foreign national, provincial and local and other taxes, assessments and other governmental charges or levies upon any Loan Party or any of any Loan Party's property, income, profits and assets which are due and payable have been paid, except any such nonpayment which is at the time permitted under Section 10.6. The charges, accruals and reserves on the books of each Loan Party in respect of U.S. federal, state and local and foreign national, provincial and local taxes for all fiscal years and portions thereof since the organization of each such Loan Party are in the judgment of the Loan Parties adequate, and no Loan Party knows of any reason to anticipate any additional assessments for any of such years which, singly or in the aggregate, might have a Materially Adverse Effect on the Loan Parties.

         (m) Burdensome Provisions. No Loan Party is a party to any indenture, agreement, lease or other instrument, or subject to any charter or corporate restriction, Governmental Approval or Applicable Law, compliance with the terms of which might have a Materially Adverse Effect on the Loan Parties.

         (n) Financial Statements.

             (i) The Loan Parties have furnished to Agent and the Lenders copies of the unaudited balance sheet as at OMC's fiscal year ended September 30, 1997, and the related statements of income and cash flow for the twelve (12) month period then ended, which financial statements are complete and correct and present fairly and in all material respects in accordance with GAAP the financial position of OMC and its Consolidated Subsidiaries as of such date and for the period then ended and copies of OMC's and its Consolidated Subsidiaries balance sheet as at November 30, 1997, and the related statements of income and cash flow for the two (2) month period then ended, which financial statements are complete and correct and present fairly and in all material respects the financial position of OMC and its Consolidated Subsidiaries as at such period end and the results of operations of OMC and its Consolidated Subsidiaries for the two (2) month period then ended.

             (ii) The Loan Parties have furnished to NationsBank as Agent and the sole Lender as of the Agreement Date copies of the Projections. The Projections have been be prepared by the Loan Parties in light of the past operations of the businesses of the Loan Parties and represent as of the respective dates thereof the good faith opinion of the Loan Parties and their senior management concerning the most probable course of business of the Loan Parties.

             (iii) Except as disclosed or reflected in the financial statements described in clause (i) above, the Loan Parties do not have any material liabilities, contingent or otherwise, and there were no material unrealized or anticipated losses of any Loan Party.

         (o) Adverse Change. Since the date of the last financial statements of OMC and its Consolidated Subsidiaries delivered to Agent and the Lenders pursuant to Section 7.1(n)(i):
             (i) no material adverse change has occurred in the business, assets, liabilities, financial condition, results of operations or business prospects of any Loan Party; and

             (ii) no event has occurred or failed to occur which has had, or may have, singly or in the aggregate, a Materially Adverse Effect.

         (p) ERISA; Foreign Employee Benefit Matters.  Except as set forth in
    Schedule 7.1(p):
             (i) Neither any Loan Party nor any Related Company maintains or contributes to any Benefit Plan other than those listed on
                    Schedule 7.1(p).

             (ii) Except in compliance with Applicable Law, no Benefit Plan of any Loan Party has been terminated or partially terminated, and no Multiemployer Plan of any Loan Party is insolvent or in reorganization, nor have any proceedings been instituted to terminate any such Benefit Plan or to reorganize any such Multiemployer Plan.

             (iii) Neither any Loan Party nor any Related Company has withdrawn from any Benefit Plan or Multiemployer Plan, nor has a condition occurred which if continued would result in a withdrawal.

             (iv) Neither any Loan Party nor any Related Company has incurred any withdrawal liability under any section of Title IV of ERISA, including, without limitation, any contingent withdrawal liability, to any Multiemployer Plan pursuant to Title IV of ERISA.

             (v) Neither any Loan Party nor any Related Company has incurred any liability to the PBGC other than for required insurance premiums which have been paid when due.

             (vi) No Reportable Event has occurred with respect to a Plan maintained by any Loan Party.

             (vii) No Benefit Plan maintained by any Loan Party has an "accumulated funding deficiency" (whether or not waived) as defined in Section 302 of ERISA or in Section 412 of the Internal Revenue Code.

             (viii) Each Plan maintained by any Loan Party is in substantial compliance with ERISA, and neither any Loan Party nor any Related Company has received any communication from a Governmental Authority asserting that a Plan is not in compliance with ERISA.

             (ix) Each Plan maintained by any Loan Party which is intended to be a qualified Plan has been determined by the IRS to be qualified under Section 401(a) of the Internal Revenue Code as currently in effect or will be submitted to the IRS for such determination prior to the end of the remedial amendment period under Section 401(b) of the Internal Revenue Code and the regulations promulgated thereunder and neither any Loan Party nor any Related Company knows or has reason to know why each such Plan should not continue to be so qualified, and each trust related to such Plan that has been submitted to the IRS for determination of exempt status has been determined to be exempt from federal income tax under Section 501(a) of the Internal Revenue Code or will be submitted to the IRS for a determination of exempt status.

             (x) Except as provided on Schedule 7.1(p), neither any Loan Party nor any Related Company maintains or contributes to any employee welfare benefit plan within the meaning of
                    Section 3(l) of ERISA which provides benefits to employees after termination of employment other than as required by
                    Section 601 of ERISA.

             (xi) With respect to the Benefit Plan (or Benefit Plans, as applicable) of each Loan Party, Schedule B to the most recent annual report filed with the IRS and furnished to Agent and the Lenders is complete and accurate. Since the date of each such Schedule B, there has been no adverse change in funding status or financial condition of such Benefit Plan (or Benefit Plans, as applicable) relating to such Schedule B.

             (xii) Neither any Loan Party nor any Related Company has failed to make a required installment under Subsection (m) of
                    Section 412 of the Internal Revenue Code or any other payment required under Section 412 of the Internal Revenue Code on or before the due date for such installment or other payment.

             (xiii) Neither any Loan Party nor any Related Company is required to provide security to a Benefit Plan under Section 401(a)(29) of the Internal Revenue Code due to a Benefit Plan amendment that results in an increase in current liability for the plan year.

             (xiv) Neither any Loan Party, nor any Related Company, nor any other "party-in-interest" or "disqualified person" has engaged in a nonexempt "prohibited transaction," as such terms are defined in Section 4975 of the Internal Revenue Code and Section 406 of ERISA, in connection with any Plan or has taken or failed to take any action which would constitute or result in a Termination Event.

             (xv) Neither any Loan Party nor any Related Company has failed to comply with the health care continuation coverage requirements of Section 4980B of the Internal Revenue Code in respect of employees and former employees of any such Loan Party or such Related Company and their dependents and beneficiaries which alone or in the aggregate would subject any such Loan Party or such Related Company to any material liability.

             (xvi) Neither any Loan Party nor any Related Company has (i) failed to make a required contribution or payment to a Multiemployer Plan or (ii) made a complete or partial withdrawal under Sections 4203 or 4205 of ERISA from a Multiemployer Plan. Except as provided on Schedule 7.1(p), to the best knowledge of each Loan Party after due inquiry, neither any Loan Party nor any Related Company shall have any obligation to (A) make contributions to any Multiemployer Plan on or after the Effective Date, or (B) pay withdrawal liability to any Multiemployer Plan in an amount in excess of a "de minimis amount" as such term is defined in Section 4209 of ERISA.

             (xvii) Each Foreign Employee Benefit Plan is in compliance in all material respects with Applicable Law and the respective requirements of the governing documents for such Foreign Employee Benefit Plan. The aggregate of the liabilities to provide all of the accrued benefits under any Foreign Employee Plan does not exceed the current fair market value of the assets held in the trust or other funding vehicle for such Foreign Employee Benefit Plan. With respect to any Foreign Employee Benefit Plan maintained by any Loan Party or any ERISA Affiliate, reasonable reserves have been established in accordance with prudent business practice or where required by ordinary accounting practices in the jurisdiction in which such Foreign Employee Benefit Plan is maintained. The aggregate unfunded liabilities, after giving effect to any reserves for such liabilities, with respect to such Foreign Employee Benefit Plans are not material. There are not actions, suits or claims (other than routine claims for benefits) pending or threatened against any Loan Party, or any ERISA Affiliate of any Loan Party with respect to any Foreign Employee Benefit Plan.

         (q) Absence of Defaults. No Loan Party is in default under its articles or certificate of incorporation or bylaws (or other applicable constituent documents) and no event has occurred, which has not been remedied, cured or waived,
             (i)  which constitutes a Default or an Event of Default, or

             (ii) which constitutes, or which with the passage of time or giving of notice or both would constitute, a default or event of default by any Loan Party under any material agreement (other than this Agreement) or judgment, decree or order to which any Loan Party is a party or by which any Loan Party or any of any Loan Party's properties may be bound or which would require any Loan Party to make any payment under any such agreement prior to the scheduled maturity date therefor, except, in the case only of any such agreement, for alleged defaults which are being contested in good faith by appropriate proceedings and with respect to which reserves in respect of any such Loan Party's reasonably anticipated liability have been established on the books of such Loan Party.

         (r) Accuracy and Completeness of Information.
             (i) All written information, reports and other papers and data produced by or on behalf of the Loan Parties and furnished to any Credit Party were, at the time the same were so furnished, complete and correct in all material respects, to the extent necessary to give the recipient a true and accurate knowledge of the subject matter. No fact is known to any Loan Party which has had, or may in the future have (so far as any Loan Party can reasonably foresee), a Materially Adverse Effect upon the Loan Parties which has not been set forth in the financial statements or disclosure delivered prior to the Effective Date, in each case referred to in Section 7.1(n), or in such written information, reports or other papers or data or otherwise disclosed in writing to the Credit Parties prior to the Agreement Date. No document furnished or written statement made to any Credit Party by any Loan Party in connection with the negotiation, preparation or execution of this Agreement or any of the other Loan Documents contains or will contain any untrue statement of a fact material to the creditworthiness of any Borrower or omits or will omit to state a material fact necessary in order to make the statements contained therein not misleading.

             (ii) No Loan Party has any reason to believe that any document furnished or written statement made to any Credit Party by any Person other than such Loan Party in connection with the negotiation, preparation or execution of this Agreement or any of the other Loan Documents contained any incorrect statement of a material fact or omitted to state a material fact necessary in order to make the statements made, in light of the circumstances under which they were made, not misleading.

         (s) Solvency. In each case after giving effect to the Indebtedness represented by the Loans outstanding and to be incurred and the transactions contemplated by this Agreement, each Borrower and each of the other Loan Parties is Solvent.

         (t) Receivables.
             (i)  Status.
                  (A) Each Receivable reflected in the computations included in any Borrowing Base Certificate meets the criteria enumerated in clauses (a) through (t) of the definition of Eligible Receivables, except as disclosed in such Borrowing Base Certificate or as disclosed in a timely manner in a subsequent Borrowing Base Certificate or otherwise in writing to Agent.

                  (B) Borrower has no knowledge of any fact or circumstance
                      not disclosed to Agent in a Borrowing Base Certificate or otherwise in writing which would impair the validity or collectibility of any Receivable of $100,000 or more or of Receivables which (regardless of the individual amount thereof) aggregate $2,000,000 or more.

             (ii) Chief Executive Office; Tax Identification Number.  The
                  federal tax identification number of each Loan Party is as specified for such Loan Party in Article 1. The chief executive office of each Loan Party and the books and records relating to its Receivables are located at the address or addresses set forth on Schedule 7.1(t). No Loan Party has maintained its chief executive office or books and records relating to any of its Receivables at any other address at any time during the five (5) years immediately preceding the Agreement Date except as disclosed on Schedule 7.1(t).

         (u) Inventory.
             (i) Schedule of Inventory. All Inventory included in any Schedule of Inventory or Borrowing Base Certificate delivered to Agent pursuant to Section 9.12 meets the criteria enumerated in clauses (a) through (h) of the definition of Eligible Inventory, except as disclosed in such Schedule of Inventory or Borrowing Base Certificate or in a subsequent Schedule of Inventory or Borrowing Base Certificate, or as otherwise specifically disclosed in writing to Agent.

             (ii) Condition. All Inventory owned by any Loan Party is in good condition, meets all standards imposed by any Governmental Authority having regulatory authority over such goods, their use or sale, and is currently either usable or salable in the normal course of such Loan Party's business, except to the extent reserved against in the financial statements referred to in Section 7.1(n) or delivered pursuant to
                   Article 11 or as disclosed on a Schedule of Inventory delivered to Agent pursuant to Section 9.12(c).

             (iii) Location.  All Inventory owned by any Loan Party is located on the premises set forth on Schedule 7.1(u) or is Inventory in transit to one of such locations, except as otherwise disclosed in writing to Agent. No Loan Party has, in the previous twelve (12) months, located such Inventory at premises other than those set forth on Schedule 7.1(u).

         (v) Corporate and Fictitious Names.  Except as otherwise disclosed on
    Schedule 7.1(v), during the five (5) year period preceding the Agreement Date, no Loan Party nor any predecessor thereof has been known as or used any corporate or fictitious name other than the corporate name of such Loan Party on the Effective Date.

         (w) Federal Reserve Regulations. No Loan Party is engaged and none will engage, principally or as one of its important activities, in the business of extending credit for the purpose of "purchasing" or "carrying" any "margin stock" (as each of the quoted terms is defined or used in Regulations G and U of the Board of Governors of the Federal Reserve System). No part of the proceeds of any of the Loans will be used for so purchasing or carrying margin stock or, in any event, for any purpose which violates, or which would be inconsistent with, the provisions of Regulation G, T, U or X of such Board of Governors. If requested by Agent or any Lender, each Borrower will furnish to Agent and the Lenders a statement or statements in conformity with the requirements of said Regulation G, T, U or X to the foregoing effect.

         (x) Investment Company Act. No Loan Party is an "investment company" or a company "controlled" by an "investment company" (as each of the quoted terms is defined or used in the Investment Company Act of 1940, as amended).

         (y) Employee Relations. Each Loan Party has a stable work force in place as reasonably required for the operation of its business and is not, except as set forth on Schedule 7.1(y), party to any collective bargaining agreement nor has any labor union been recognized as the representative of any Loan Party's employees, and no Loan Party knows of any pending, threatened or contemplated strikes, work stoppage or other labor disputes involving any Loan Party's employees.

         (z) Proprietary Rights. Schedule 7.1(z) sets forth a correct and complete list of all of the Loan Parties' respective Proprietary Rights. None of such Proprietary Rights is subject to any licensing agreement or similar arrangement except as set forth on Schedule 7.1(z) or as entered into in the sale or distribution of the Loan Parties' Inventory in the ordinary course of business. To the best of each Loan Party's knowledge, none of such Proprietary Rights infringe on or conflict with any other Person's property, and no other Person's property infringes on or conflicts with any such Proprietary Rights. The Proprietary Rights described on
    Schedule 7.1(z) constitute all of the property of such type necessary to the current and anticipated future conduct of the Loan Parties' business.
             (aa) Trade Names.  All trade names or styles under which any Loan
                  Party sells Inventory or Equipment or creates Receivables, or to which instruments in payment of Receivables are made payable, are listed on Schedule 7.1(aa).

             (bb) Investment Property.  All of each Loan Party's Investment
                  Property is set forth on Schedule 7.1(bb). Each Loan Party, as applicable, is the legal and beneficial owner of all such Investment Property, free and clear of any Lien (other than the security interest created by this Agreement), and such Loan Party has not sold, granted any option with respect to, assigned transferred or otherwise disposed of any of its rights or interest therein.


    Section 7.2 Survival of Representations and Warranties, Etc. All representations and warranties set forth in this Article 7 and all statements contained in any certificate, financial statement or other instrument, delivered by or on behalf of any Loan Party pursuant to or in connection with this Agreement or any of the other Loan Documents (including, but not limited to, any such representation, warranty or statement made in or in connection with any amendment thereto) shall constitute representations and warranties made under this Agreement. All representations and warranties made under this Agreement shall be made or deemed to be made at and as of the Agreement Date, at and as of the Effective Date and at and as of the date of each Loan, except that representations and warranties which, by their terms are applicable only to one such date shall be deemed to be made only at and as of such date. All representations and warranties made or deemed to be made under this Agreement shall survive and not be waived by the execution and delivery of this Agreement, any investigation made by or on behalf of the Credit Parties or any borrowing hereunder.

                                  ARTICLE 8

                              Security Interest
                              -----------------
    Section 8.1    Security Interest.
         (a) To secure the payment, observance and performance of the Secured Obligations, each Loan Party hereby mortgages, pledges and assigns all of its right, title and interest in the Collateral to Agent, for the benefit of itself as Agent and the other Credit Parties, and grants to Agent, for the benefit of itself as Agent and the other Credit Parties, a continuing security interest and collateral assignment in, and a continuing Lien upon, all of the Collateral owned by such Loan Party.

         (b) As additional security for all of the Secured Obligations, each Loan Party grants to Agent, for the benefit of itself as Agent and the other Credit Parties, a security interest and collateral assignment in, and assigns to Agent, for the benefit of itself as Agent and the other Credit Parties, all of such Loan Party's right, title and interest in and to, any deposits or other sums at any time credited by or due from each Credit Party and each Affiliate or Subsidiary of any Credit Party to such Loan Party, or credited by or due from any participant of any Credit Party to such Loan Party, with the same rights therein as if the deposits or other sums were credited by or due from such Credit Party. Each Loan Party hereby authorizes each Credit Party and each Affiliate or Subsidiary of such Credit Party and each participant to pay or deliver to Agent, for the account of the Credit Parties, without any necessity on any Credit Party's part to resort to other security or sources of reimbursement for the Secured Obligations, at any time during the continuation of any Event of Default or in the event that Agent, on behalf of the Credit Parties, should make demand for payment hereunder and without further notice to any Loan Party (such notice being expressly waived), any of the aforesaid deposits (general or special, time or demand, provisional or final) or other sums for application to any Secured Obligation, irrespective of whether any demand has been made or whether such Secured Obligation is mature, and the rights given the Credit Parties, their Affiliates, Subsidiaries and participants hereunder are cumulative with such Person's other rights and remedies, including, without limitation, other rights of set-off. Agent will promptly notify each Borrower of its receipt of any such funds for application to the Secured Obligations, but failure to do so will not affect the validity or enforceability thereof. Agent may give notice of the above grant of a security interest in and assignment of the aforesaid deposits and other sums, and authorization, to, and make any suitable arrangements with, any Credit Party, any such Affiliate or Subsidiary of any Credit Party or participant for effectuation thereof, and each Loan Party hereby irrevocably appoints Agent as its attorney to collect any and all such deposits or other sums to the extent any such payment is not made to Agent or any Credit Party by such Credit Party, Affiliate, Subsidiary or participant.


     Section 8.2    Continued Priority of Security Interest.
         (a) The Security Interest granted by each Loan Party shall at all times be valid, perfected and enforceable against such Loan Party and all third parties in accordance with the terms of this Agreement, as security for the Secured Obligations, and the Collateral shall not at any time be subject to any Liens that are prior to, on a parity with or junior to the Security Interest, other than Permitted Liens.

         (b) Each Loan Party shall, at its sole cost and expense, take all action that may be necessary or desirable, or that Agent may reasonably request, so as at all times to maintain the validity, perfection, enforceability and rank of the Security Interest in the Collateral in conformity with the requirements of Section 8.2(a), or to enable Agent and the other Credit Parties to exercise or enforce their rights hereunder, including, but not limited to:
             (i) paying all taxes, assessments and other claims lawfully levied or assessed on any of the Collateral, except to the extent that such taxes, assessments and other claims constitute Permitted Liens;

             (ii) using its best efforts to obtain, after the Agreement Date, landlords', bailees' and mortgagees' releases, subordinations or waivers, mechanics' releases, subordinations or waivers;

             (iii) delivering to Agent, for the benefit of the Credit Parties, endorsed or accompanied by such instruments of assignment as Agent may specify, and stamping or marking, in such manner as Agent may specify, any and all Investment Property, chattel paper, instruments, letters and advices of guaranty and documents evidencing or forming a part of the Collateral;

             (iv) executing and delivering such Patent Security Agreements, Trademark Security Agreements and Copyright Security Agreements (if any) as Agent may require in order to effectuate perfection and filing of the Security Interest against any of each Loan Party's present or future Proprietary Rights, as applicable; and

             (v) executing and delivering financing statements, pledges, designations, hypothecations, notices and assignments in each case in form and substance satisfactory to Agent relating to the creation, validity, perfection, maintenance or continuation of the Security Interest under the UCC or other Applicable Law.

         (c) Agent is hereby irrevocably authorized to file one or more financing or continuation statements or amendments thereto without the signature of or in the name of any Loan Party for any purpose described in
    Section 8.2(b). A carbon, photographic, xerographic or other reproduction of this Agreement or of any of the Security Documents or of any financing statement filed in connection with this Agreement is sufficient as a financing statement. Prior to the occurrence of an Event of Default, Agent shall, in the ordinary course of Agent's business, provide a copy of any such financing or continuation statement or amendment to Borrowers; provided that any delay or failure to provide such copy shall not result in any liability of Agent or affect the validity of such financing or continuation statement or amendment.

         (d) Each Loan Party shall mark its books and records as directed by Agent and as may be necessary or appropriate to evidence, protect and perfect the Security Interest and shall cause its financial statements to reflect the Security Interest.

         (e) On or after the Termination Date and upon the full and final, indefeasible payment of the Secured Obligations and termination of all of the obligations of Agent, L/C Issuer or any Lender under this Agreement or any other Loan Document, Agent shall, upon the request of and at the sole expense of Borrowers, execute such releases and terminations of any evidence of the Security Interest, as Borrowers may reasonably request.


                                  ARTICLE 9

                            Collateral Covenants
                            --------------------
    Until the Revolving Credit Facility has been terminated and all the Secured Obligations have been paid in full, unless the Required Lenders shall otherwise consent in the manner provided in Section 16.9:


    Section 9.1 Collection of Receivables.
         (a) At the request of Agent, each Loan Party will cause all monies, checks, notes, drafts and other payments relating to or constituting proceeds of trade accounts receivable to be forwarded to a Lockbox for deposit in an Agency Account in accordance with the procedures set out in the corresponding Agency Account Agreement. Each Loan Party will promptly cause all monies, checks, notes, drafts and other payments relating to or constituting proceeds of other Receivables, of any other Collateral and of any trade accounts receivable that are not forwarded to a Lockbox, to be transferred to or deposited in an Agency Account. In particular, each Loan Party will:
             (i) advise each Account Debtor on trade accounts receivable to address all remittances with respect to amounts payable on account thereof to a specified Lockbox;

             (ii) advise each other Account Debtor that makes payment to such Loan Party by wire transfer, automated clearinghouse transfer or similar means to make payment directly to an Agency Account; and

             (iii) stamp or otherwise mark all invoices relating to trade accounts receivable with a legend satisfactory to Agent indicating that payment is to be made to such Loan Party via a specified Lockbox.

         (b) For so long as no Event of Default shall have occurred and remain in existence, all balances in each Agency Account may be transmitted daily by wire transfer, depository transfer check or other means in accordance with the procedures set forth in the corresponding Agency Account Agreement, directly to Borrowers for Borrowers' use in the ordinary course of business, subject to the terms of this Agreement.

         (c) At any time when any Event of Default is in existence, Agent in its discretion may notify Borrowers and each Clearing Bank and instruct each such Clearing Bank, effective upon receipt of such notice, to cause all balances in each Agency Account to be transmitted daily to Agent by wire transfer, depository transfer check or other means in accordance with the procedures set forth in the corresponding Agency Account Agreement, to Agent at its Principal Office:
             (i) for application, on account of the Secured Obligations, as provided in Sections 2.3(c), 13.2, and 13.3, such credits to be entered as of the Business Day they are received if they are received prior to 1:30 p.m. (Dallas, Texas time) and to be conditioned upon final payment in cash or solvent credits of the items giving rise to them; and

             (ii) with respect to the balance, so long as no Default or Event of Default has occurred and is continuing, for transfer by wire transfer or depository transfer check to a Disbursement Account.

         (d) Any monies, checks, notes, drafts or other payments referred to in subsection (c) of this Section 9.1 which, notwithstanding the terms of such subsection, are received by or on behalf of any Loan Party will be held in trust for Agent and will be delivered to Agent or a Clearing Bank, as promptly as possible, in the exact form received, together with any necessary endorsements for application by Agent directly to the Secured Obligations or, if applicable, for deposit in the Agency Account maintained with a Clearing Bank and processing in accordance with the terms of the corresponding Agency Account Agreement.


    Section 9.2 Verification and Notification. Agent shall have the right at any time and from time to time,
         (a) in the name of Agent, the Lenders or any Loan Party, to verify the validity, amount or any other matter relating to any Loan Party's Receivables by mail, telephone, telegraph or otherwise,

         (b) to review, audit and make extracts from all records and files related to any Loan Party's Receivables, and

         (c) to notify the Account Debtors or obligors under any Loan Party's Receivables of the assignment of such Receivables to Agent, for the benefit of the Credit Parties.

    Section 9.3 Disputes, Returns and Adjustments.
         (a) In the event any amounts due and owing under any Receivable for an amount in excess of $100,000 are in dispute between the Account Debtor and any Loan Party, such Loan Party shall provide Agent with prompt written notice thereof.

         (b) Each Loan Party shall notify Agent promptly of all returns and credits in excess of $250,000 in respect of any Receivable, which notice shall specify the Receivable affected.

         (c) Each Loan Party may, in the ordinary course of business and consistent with past practice unless a Default or an Event of Default has occurred and is continuing, grant any extension of time for payment of any Receivable owing to such Loan Party or compromise, compound or settle the same for less than the full amount thereof, or release wholly or partly any Person liable for the payment thereof, or allow any credit or discount whatsoever therein; provided that (i) no such action results in the reduction of more than $25,000 in the amount payable with respect to any Receivable or of more than $500,000 with respect to all Receivables of the Loan Parties in the aggregate in any fiscal year of OMC (in each case, excluding the allowance of credits or discounts generally available to Account Debtors in the ordinary course of such Loan Party's business and appropriate adjustments to the accounts of Account Debtors in the ordinary course of business), and (ii) Agent is promptly notified of the amount of such adjustments and the Receivable(s) affected thereby.


     Section 9.4    Invoices.
         (a) No Loan Party will use any invoices other than invoices in the form delivered to Agent prior to the Agreement Date without giving Agent thirty (30) days' prior written notice of the intended use of a different form of invoice together with a copy of such different form.

         (b) Upon the request of Agent and as reasonably necessary for protection or enforcement of Agent's rights hereunder, each Loan Party shall deliver to Agent, at such Loan Party's expense, copies of customers' invoices or the equivalent, original shipping and delivery receipts or other proof of delivery, customers' statements, customer address lists, the original copy of all documents, including, without limitation, repayment histories and present status reports, relating to Receivables and such other documents and information relating to such Loan Party's Receivables as Agent shall specify.

    Section 9.5 Delivery of Instruments. In the event any Receivable of any Loan Party in excess of $100,000 is at any time evidenced by a promissory note, trade acceptance or any other instrument for the payment of money, excluding Receivables Guaranties and Receivables L/Cs which are expressly subject to the provisions of Section 9.12(b), such Loan Party will immediately thereafter deliver such instrument to Agent, appropriately endorsed to Agent, for the benefit of the Credit Parties; provided that, at any time that the aggregate of all such Receivables of the Loan Parties exceeds $1,000,000, the Loan Parties shall deliver all such instruments to Agent, appropriately endorsed to Agent, for the benefit of the Credit Parties.


    Section 9.6 Sales of Inventory. All sales of Inventory will be made in compliance with all requirements of Applicable Law.


    Section 9.7 Ownership and Defense of Title.
         (a) Except for Permitted Liens, each Loan Party shall at all times be the sole owner of each and every item of its property which is included in the Collateral and shall not create any Lien on, or sell, lease, exchange, assign, transfer, pledge, hypothecate, grant a security interest or security title in, grant a license in or otherwise dispose of, any of the Collateral or any interest therein, except for sales of Inventory in the ordinary course of business, for cash or on open account or on terms of payment ordinarily extended to its customers, and except for dispositions that are otherwise expressly permitted under this Agreement. The inclusion of "proceeds" of the Collateral under the Security Interest shall not be deemed a consent by Agent or the Lenders to any other sale or other disposition of any part or all of the Collateral.

         (b) Each Loan Party shall defend its title in and to, and the Security Interest in, the Collateral against the claims and demands of all Persons (excluding the Credit Parties).


     Section 9.8    Insurance.
         (a) The Loan Parties shall at all times maintain insurance on all Inventory and Equipment of all Loan Parties against loss or damage by fire, theft, burglary, pilferage, loss in transit and such other hazards as Agent shall reasonably specify, in amounts not to exceed those obtainable at commercially reasonable rates and under policies issued by insurers acceptable to Agent in the exercise of its reasonable judgment. All premiums on such insurance shall be paid by the Loan Parties and copies of the policies delivered to Agent. No Loan Party will use or permit its Inventory or Equipment to be used in violation of Applicable Law or in any manner which might render inapplicable any insurance coverage.

         (b) All insurance policies required under Section 9.8(a) covering any Collateral shall name Agent, for the benefit of the Credit Parties, as an additional insured and shall contain loss payable clauses in the form submitted to the Loan Parties by Agent, or otherwise in form and substance satisfactory to Agent, naming Agent, for the benefit of the Credit Parties, as loss payee, as its interests may appear, and providing that:
             (i) all proceeds thereunder shall be payable to Agent, for the ratable benefit of the Credit Parties;

             (ii) no such insurance shall be affected by any act or neglect of the insured or owner of the property described in such policy; and

             (iii) such policy and loss payable clauses may be canceled, amended or terminated only upon at least ten (10) days' prior written notice given to Agent.

         (c) Any proceeds of insurance referred to in this Section 9.8 which are paid to Agent, for the benefit of the Credit Parties, shall be distributed as follows:
             (i) in the event the claim giving rise to such proceeds does not exceed $500,000, and the applicable Loan Party intends to replace the damaged property from which such proceeds arose, such proceeds shall, upon such Loan Party's written request to Agent, provided that no Default or Event of Default shall have occurred and be continuing, be disbursed by Agent to such Loan Party pursuant to such procedures as Agent shall reasonably establish;

             (ii) in the event the claim giving rise to such proceeds exceeds $500,000, and the applicable Loan Party intends to replace the damaged property from which such proceeds arose within six (6) months after the date of receipt of such proceeds, upon such Loan Party's written request to Agent, therein stating such intention, (provided that no Default or Event of Default shall have occurred and be continuing) (A) to the extent such proceeds do not exceed the unpaid balance of the Revolving Credit Loans, such proceeds shall be applied to the repayment of the outstanding balance of the Revolving Credit Loans and Agent shall, until such time as such repairs or replacement have been completed, establish a Reserve against the Borrowing Base in the amount of the proceeds so applied and (B) to the extent such proceeds exceed the balance of the Revolving Credit Loans, such Loan Party shall deposit such proceeds with Agent to be held as Cash Collateral in which Agent, for the ratable benefit of the Credit Parties, shall have a first priority security interest. Upon such Loan Party's completion of such replacement as described above, Agent shall release its security interest in such Cash Collateral in respect of such proceeds and shall eliminate the Reserve against the Borrowing Base; provided that upon such Loan Party's written request to Agent, such request to include such information as Agent may require, Agent may, at any time (and from time to time) during the completion of such replacement, partially release its security interest in such Cash Collateral in respect of such proceeds and eliminate the Reserve against the Borrowing Base by a corresponding amount. To the extent that such Loan Party fails to complete such replacement within six (6) months as provided above, such Loan Party authorizes and directs Agent to eliminate such Reserve and to apply the amount of the Cash Collateral in respect of such proceeds to the prepayment of the Loans as provided in Section 2.3; and

             (iii) in the event the applicable Loan Party does not provide
                   Agent with a notice of its intent to replace the damaged property as required by either clause (i) or clause (ii) above, such proceeds shall be applied by Agent in repayment of the Secured Obligations in the manner provided in Section 2.3.


     Section 9.9    Location of Offices and Collateral.
         (a) No Loan Party will change the location of its chief executive office or the place where it keeps its books and records relating to the Collateral or change its name, its identity or corporate structure without giving Agent sixty (60) days' prior written notice thereof.

         (b) All of each Loan Party's Inventory, other than Inventory in transit, will at all times be kept by each Loan Party at the locations set forth in Schedule 7.1(u), and shall not, without the prior written consent of Agent, be removed therefrom except pursuant to sales of Inventory permitted under Section 9.7.

         (c) If any of any Loan Party's Inventory is in the possession or control of any agent or processor, such Loan Party shall notify each such agent or processor of the Security Interest (and shall promptly provide copies of any such notice to Agent and the Lenders) and, upon the occurrence of an Event of Default, shall instruct them (and cause them to acknowledge such instruction) to hold all such Inventory for the account of the Credit Parties, subject to the instructions of Agent.


     Section 9.10   Records Relating to Collateral.
         (a) Each Loan Party will at all times:
             (i) keep complete and accurate records of its Inventory on a basis consistent with past practices of such Loan Party so as to permit comparison of Inventory records relating to different time periods, itemizing and describing the kind, type and quantity of Inventory and such Loan Party's cost therefor and a current price list for such Inventory; and

             (ii) keep complete and accurate records of all other Collateral.

         (b) Each Loan Party will prepare a physical listing of all of its Inventory, wherever located, at least annually.


    Section 9.11 Inspection. Agent and, with the consent of and accompanied by Agent, each Lender (by any of their officers, employees or agents) shall have the right, to the extent that the exercise of such right shall be within the control of any Loan Party, during normal business hours to:
         (a) visit the properties of each Loan Party, inspect the Collateral and the other assets of each Loan Party and inspect and make extracts from the books and records of each Loan Party, including, but not limited to, management letters prepared by independent accountants, all during customary business hours at such premises;

         (b) discuss each Loan Party's business, assets, liabilities, financial condition, results of operations and business prospects, insofar as the same are reasonably related to the rights of any of the Credit Parties hereunder or under any of the other Loan Documents, with each Loan Party's principal officers, independent accountants and any other Person (except that any such discussion with any third parties shall be conducted only in accordance such Credit Parties' standard operating procedures relating to the maintenance of the confidentiality of confidential information of borrowers);

         (c) verify the amount, quantity, value and condition of, or any other matter relating to, any of the Collateral (other than Receivables) except to the extent permitted under Section 9.2(a) and in this connection to review, audit and make extracts from all records and files related to any of the Collateral.

 Each Loan Party will deliver to Agent, for the benefit of the Credit Parties, any instrument necessary for it to obtain records from any service bureau maintaining records on behalf of such Loan Party.

     Section 9.12   Information and Reports.
         (a) Schedule of Receivables.  The Loan Parties shall deliver to Agent,
    (i) during the period from the Agreement Date through and including December 31, 1998, not later than the twenty-fifth (25th) day of each calendar month, and (ii) during the period from January 1, 1999 through the Termination Date, not later than the fifteenth (15th) day of each calendar month, a Schedule of Receivables which
             (i) shall be as of the last Business Day of the immediately preceding month,

             (ii) shall be reconciled to the Borrowing Base Certificate as of such last Business Day,

             (iii) shall set forth a detailed aged trial balance of all of the
                   Loan Parties' then existing Receivables, specifying the names, addresses and balance due for each Account Debtor obligated on a Receivable so listed;

             (iv) shall separately list and identify all of the Loan Parties' existing Receivables which are supported by a Receivables L/C and which the Loan Parties desire to be evaluated by Agent for being treated as a Qualified L/C Supported Receivable; and

             (v) shall separately list and identify all of the Loan Parties' existing Receivables which are supported by a Receivables Guaranty and which the Loan Parties desire to be evaluated by Agent for being treated as a Qualified Guaranteed Receivable.

         (b) Qualified L/C Supported Receivables and Qualified Guaranteed Receivables. Unless otherwise agreed by Agent, at least five (5) Business Days (or such longer time as Agent may determine as being reasonably necessary) prior to proposing any Receivable for designation in any Borrowing Base Report or Schedule of Receivables as a Qualified L/C Supported Receivable or a Qualified Guaranteed Receivable, as the case may be, Borrowers shall deliver the following to Agent, as applicable:
             (i) with respect to any Receivable proposed for designation as a Qualified L/C Supported Receivable, (i) a complete copy of the related Receivables L/C, (ii) such information regarding the Person who is the issuer thereof as Agent may request,
                   (iii) evidence or other confirmation, satisfactory to Agent, that such Receivables L/C was duly authorized, executed and delivered by such Person and is the valid and enforceable obligation of such Person, (iv) such other information regarding such Receivables L/C as Agent may request; (v) for each Receivables L/C in excess of $100,000, or which with all Receivables L/Cs issued for the account of any Account Debtor to the Loan Parties exceed $100,000 in the aggregate, each such Receivables L/C, and (vi) at any time after the occurrence, and during the continuation, of any Default or Event of Default all Receivables L/Cs of any Loan Party; and

             (ii) with respect to any Receivable proposed for designation as a Qualified Guaranteed Receivable, (i) a complete copy of the related Receivables Guaranty and all material documentation related thereto, (ii) such information regarding the Person who is the obligor thereon as Agent may request, (iii) evidence or other confirmation, satisfactory to Agent, that such Receivables Guaranty was duly authorized, executed and delivered by such Person and is the valid and enforceable obligation of such Person, (iv) if the Person obligated on such related Receivables Guaranty is a Governmental Authority, designation of the enabling or authorizing Applicable Law pursuant to which such Receivables Guaranty was executed and delivered by such Person, (v) with respect to any Receivables Guaranty for the account of an Account Debtor for which $100,000 or more of Receivables Guaranties have been issued, written notice of the Security Interest in such Receivables Guaranty in favor of Agent, duly executed by the applicable Loan Party(ies) and providing for execution by Agent, to be given to and acknowledged in writing by the Person obligated on such Receivables Guaranty, in form and substance satisfactory to Agent, and
                   (vi) at any time after the occurrence, and during the continuation of, any Default or Event of Default, upon Agent's request, the notice required under clause (v) preceding with respect to all Receivables Guaranties.

         (c) Schedule of Inventory.  The Loan Parties shall deliver to Agent,
    (i) during the period from the Agreement Date through and including December 31, 1998, not later than the twenty-fifth (25th) day of each calendar month, and (ii) during the period from January 1, 1999 through the Termination Date, not later than the fifteenth (15th) day of each calendar month, a Schedule of Inventory as of the last Business Day of the immediately preceding month, itemizing and describing the kind, type and quantity of all Inventory of all Loan Parties, the Loan Parties' cost thereof and the location thereof.

         (d) Borrowing Base Certificate. After the Effective Date, the Loan Parties shall deliver to Agent, (i) during the period from the Agreement Date through and including December 31, 1998, not later than the twenty-fifth (25th) day of each calendar month, and (ii) during the period from January 1, 1999 through the Termination Date, not later than the fifteenth (15th) day of each calendar month, a Borrowing Base Certificate prepared as of the close of business on the last day of the previous month.

         (e) Notice of Diminution of Value. The Loan Parties shall give prompt notice to Agent of any matter or event which may be reasonably expected to result in or has resulted in the diminution in excess of $500,000 in the value of any of the Collateral, except for any such diminution in the value of any Collateral in the ordinary course of business which has been appropriately reserved against, as reflected in financial statements previously delivered to Agent and the Lenders pursuant to Article 11.

         (f) Additional Information. Agent may in its discretion from time to time request that the Loan Parties deliver the schedules and certificates described in Sections 9.12(a), (b) and (c) more or less often and on different schedules than specified in such Sections and the Loan Parties will comply with such requests. The Loan Parties will also furnish to Agent such other information with respect to the Collateral as Agent may from time to time reasonably request.


    Section 9.13 Power of Attorney. Each Loan Party hereby appoints Agent as its attorney, with power to
         (a) endorse the name of such Loan Party on any checks, notes, acceptances, money orders, drafts or other forms of payment or security that may come into Agent's or any other Credit Party's possession, and

         (b) sign the name of such Loan Party on any invoice or bill of lading relating to any Receivable, Inventory or other Collateral, on any drafts against customers related to letters of credit, on schedules and assignments of Receivables furnished to Agent or any Lender by such Loan

    Party, on notices of assignment, financing statements and other public records relating to the perfection or priority of the Security Interest, verifications of account and notices to or from customers.


    Section 9.14 Additional Real Estate and Leases. Promptly upon any Loan Party's acquisition of any interest (including a leasehold interest) in any Real Estate, such Loan Party shall deliver to Agent, for the benefit of the Credit Parties, each of the items set forth in Section 6.1(c)(x) with respect to such Real Estate, all in form and substance satisfactory to Agent.

    Section 9.15 Assignment of Claims Act. Upon the request of Agent, each Loan Party shall execute any documents or instruments and shall take such steps or actions reasonably required by Agent so that all monies due or to become due under any contract with the U.S., the District of Columbia or any state, county, municipality or other domestic or foreign Governmental Authority, will be assigned to Agent, for the benefit of the Credit Parties, and notice given thereof in accordance with the requirements of the Assignment of Claims Act of 1940, as amended, or any other laws, rules or regulations relating to the assignment of any such contract and monies due to or to become due.


    Section 9.16 Voting Rights, Distributions, etc., in respect of Investment Property.
         (a) So long as no Event of Default shall have occurred and be continuing (i) each Loan Party shall be entitled to exercise any and all voting and other consensual rights (including, without limitation, the right to give consents, waivers and notifications in respect of any Security) pertaining to its Investment Property or any part thereof; provided, however, that without the prior written consent of Agent and Required Lenders, no vote shall be cast or consent, waiver or ratification given or action taken which would (A) be inconsistent with or violate any provision of this Agreement or any other Loan Document or (B) amend, modify or waive any material term, provision or condition of the certificate of incorporation, bylaws, certificate of formation or other charter document or other agreement relating to, evidencing, providing for the issuance of or securing any such Investment Property, and (ii) each Loan Party shall be entitled to receive and retain any and all dividends and interest paid in respect of any of such Investment Property (unless otherwise required by this Agreement).

         (b) Upon the occurrence and during the continuance of a Default or an Event of Default, (i) Agent may, without notice to any Loan Party, transfer or register in the name of Agent or any of its nominees, for the ratable benefit of the Credit Parties, any or all of the Collateral consisting of Investment Property, the proceeds thereof (in cash or otherwise) and all liens, security, rights, remedies and claims of any Loan Party with respect thereto (as used in this Section collectively, the "Pledged Collateral") held by Agent hereunder, and Agent or its nominee may thereafter, after delivery of notice to the applicable Loan Party, exercise all voting and corporate rights at any meeting of any corporation, partnership or other business entity issuing any of the Pledged Collateral and any and all rights of conversion, exchange, subscription or any other rights, privileges or options pertaining to any of the Pledged Collateral as if it were the absolute owner thereof, including, without limitation, the right to exchange at its discretion any and all of the Pledged Collateral upon the merger, consolidation, reorganization, recapitalization or other readjustment of any corporation, partnership or other business entity issuing any of such Pledged Collateral or upon the exercise by any such issuer or Agent of any right, privilege or option pertaining to any of the Pledged Collateral, and in connection therewith, to deposit and deliver any and all of the Pledged Collateral with any committee, depositary, transfer agent, registrar or other designated agency upon such terms and conditions as it may determine, all without liability except to account for property actually received by it, but Agent shall have no duty to exercise any of the aforesaid rights, privileges or options, and Agent shall not be responsible for any failure to do so or delay in so doing, (ii) after Agent's giving of the notice specified in Section 9.16(b)(i), all rights of any Loan Party to exercise the voting and other consensual rights which it would otherwise be entitled to exercise pursuant to Section 9.16(a)(i) and to receive the dividends, interest and other distributions which it would otherwise be authorized to receive and retain pursuant to Section 9.16(a)(ii) shall be suspended until such Event of Default shall no longer exist, and all such rights shall, until such Event of Default shall no longer exist, thereupon become vested in Agent which shall thereupon have the sole right to exercise such voting and other consensual rights and to receive and hold as Pledged Collateral such dividends, interest and other distributions, (iii) all dividends, interest and other distributions which are received by any Loan Party contrary to the provisions of this Section 9.16(b) shall be received in trust for the benefit of Agent, shall be segregated from other funds of such Loan Party and shall be forthwith paid over to Agent as Collateral in the same form as so received (with any necessary endorsement), and (iv) each Loan Party shall execute and deliver (or cause to be executed and delivered) to Agent all such proxies and other instruments as Agent may reasonably request for the purpose of enabling Agent to exercise the voting and other rights which it is entitled to exercise pursuant to this Section 9.16(b) and to receive the dividends, interest and other distributions which it is entitled to receive and retain pursuant to this Section 9.16(b). The foregoing shall not in any way limit Agent's power and authority granted pursuant to Section 9.13.


                                 ARTICLE 10

                            Affirmative Covenants
                            ---------------------
    Until the Revolving Credit Facility has been terminated and all the Secured Obligations have been paid in full, unless the Required Lenders shall otherwise consent in the manner provided for in Section 16.9, each Loan Party will keep the following covenants.


    Section 10.1 Preservation of Existence and Similar Matters. Each Loan Party will, and will cause each other Loan Party to, preserve and maintain its existence, rights, franchises, licenses and privileges in the jurisdiction of its incorporation, organization or formation (as applicable) and qualify and remain qualified as a foreign business enterprise and authorized to do business in each jurisdiction in which the character of its properties or the nature of its business requires such qualification or authorization.


    Section 10.2 Compliance with Applicable Law. Each Loan Party will, and will cause each other Loan Party to, comply with all Applicable Laws relating to each such Loan Party except to the extent being contested in good faith by appropriate proceedings and for which reserves in respect of each such Loan Party's reasonably anticipated liability therefor has been appropriately established.


    Section 10.3 Maintenance of Property. In addition to, and not in derogation of, the requirements of Section 9.7 and of the Security Documents, each Loan Party will, and will cause each other Loan Party to:
         (a) protect and preserve all properties material to its business, including, without limitation, Copyrights, Patents, trade names and Trademarks, and maintain in good repair, working order and condition in all material respects, with reasonable allowance for wear and tear, all tangible properties material to its business, and

         (b) from time to time make or cause to be made all needed and appropriate repairs, renewals, replacements and additions to such properties necessary for the conduct of its business, so that the business carried on in connection therewith may be properly and advantageously conducted at all times.


    Section 10.4 Conduct of Business. Each Loan Party will, and will cause each other Loan Party to, at all times carry on only the business described in Section 7.1(f).


    Section 10.5 Insurance. Each Loan Party will, and will cause each other Loan Party to, maintain, in addition to the coverage required by Section 9.8 and the Security Documents, insurance with responsible insurance companies against such risks and in such amounts as is customarily maintained by similar businesses or as may be required by Applicable Law, and from time to time deliver to Agent upon its request a detailed list of the insurance then in effect, stating the names of the insurance companies, the amounts and rates of the insurance, the dates of the expiration thereof and the properties and risks covered thereby.


    Section 10.6 Payment of Taxes and Claims. Each Loan Party will, and will cause each other Loan Party to, pay or discharge when due
         (a) all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits or upon any properties belonging to it, except that real property ad valorem taxes shall be deemed to have been so paid or discharged if the same are paid before they become delinquent, and

         (b) all lawful claims of materialmen, mechanics, carriers, warehousemen and landlords for labor, materials, supplies and rentals which, if unpaid, might become a Lien on any properties of any Loan Party;

 except that this Section 10.6 shall not require the payment or discharge of any such tax, assessment, charge, levy or claim which is being contested in good faith by appropriate proceedings and for which reserves in respect of the reasonably anticipated liability therefor have been appropriately established.


    Section 10.7 Accounting Methods and Financial Records. Each Loan Party will, and will cause each other Loan Party to, maintain a system of accounting, and keep such books, records and accounts (which shall be true and complete), as may be required or as may be necessary to permit the preparation of financial statements in accordance with GAAP.


    Section 10.8 Use of Proceeds.
         (a) Borrowers will use the proceeds of all Revolving Credit Loans only for working capital and general business purposes (such general business purposes shall specifically exclude (i) repurchase by OMC of any of its Capital Stock, (ii) use of any proceeds to make any payments with respect to, and which exceed in the aggregate, $1,000,000, any of the Indebtedness for Money Borrowed listed as items I(h), I(i), and I(j) on Schedule 7.1(j),
    (iii) use of any proceeds to make any payments with respect to the Indebtedness for Money Borrowed listed as item I(k) on Schedule 7.1(j), and

    (iv) to finance any Acquisition or otherwise make any Investment as provided in Section 12.4), and

         (b) No Borrower will use any part of such proceeds to purchase or, to carry or reduce or retire or refinance any credit incurred to purchase or carry, any "margin stock" (within the meaning of Regulation G or U of the Board of Governors of the Federal Reserve System) or, in any event, for any purpose which in either case would involve a violation of such Regulation G or U or of Regulation T or X of such Board of Governors, or for any purpose prohibited by law or by the terms and conditions of this Agreement.


    Section 10.9 Hazardous Waste and Substances; Environmental Requirements.
         (a) In addition to, and not in derogation of, the requirements of
    Section 10.2 and of the Security Documents, each Loan Party will, and will cause each other Loan Party to, (i) comply with all Environmental Laws and all Applicable Laws relating to occupational health and safety (except for instances of noncompliance that are being contested in good faith by appropriate proceedings if reserves in respect of any such Loan Party's reasonably anticipated liability therefor have been appropriately established), (ii) promptly notify Agent of its receipt of any notice of a violation of any such Environmental Laws or such other Applicable Laws, and
    (iii) indemnify and hold each Credit Party harmless from all loss, cost, damage, liability, claim and expense incurred by or imposed upon any Credit Party on account of any Loan Party's failure to perform its obligations under this Section 10.9.

         (b) Whenever any Loan Party gives notice to Agent pursuant to Section 10.9(a)(ii) with respect to any matter that reasonably could be expected to result in liability to any Loan Party in excess of $1,000,000 in the aggregate, the Loan Parties shall, at Agent's request and the Loan Parties' expense (i) provide Agent with the results of any assessment performed by Borrowers' environmental engineering staff, (ii) after Agent's review of any information delivered pursuant to clause (i) preceding, upon Agent's request, cause an independent credentialed environmental engineer acceptable to Agent to conduct an assessment meeting all requirements of Agent and Applicable Law, including tests where necessary, feasible and appropriate of the site where the noncompliance or alleged noncompliance with Environmental Law has occurred and prepare and deliver to Agent a report setting forth the results of such assessment, a proposed plan to bring such Loan Party into compliance with such Environmental Law (if such assessment indicates noncompliance) and an estimate of the costs thereof, and (iii) provide to Agent a supplemental report of such engineer whenever the scope of the noncompliance, or the response thereto or the estimated costs thereof, shall materially adversely change.


    Section 10.10 Foreign Employee Benefit Plan Compliance. Each Loan Party will, and will cause each of its ERISA Affiliates (as applicable) to, establish, maintain and operate all Foreign Employee Benefit Plans to comply in all material respects with all Applicable Laws and the respective requirements of the governing documents for such Foreign Employee Benefit Plans.


                                 ARTICLE 11

                                 Information
                                 -----------
    Until the Revolving Credit Facility has been terminated and all the Secured Obligations have been paid in full, unless the Required Lenders shall otherwise consent in the manner set forth in Section 16.9, the Loan Parties will provide the following information to Agent and to each Lender at the offices then designated for such notices pursuant to Section 16.1 and keep the other covenants contained in this Article 11.


    Section 11.1 Financial Statements.
         (a) Audited Year-End Statements. As soon as available, but in any event within one hundred twenty (120) days after the end of each of its fiscal years OMC and each other Loan Party (to the extent its financial statements are not reported on a consolidated basis with OMC) will provide Agent with copies of the consolidating and consolidated balance sheets of such Person and its Consolidated Subsidiaries as at the end of such fiscal year and the related statements of earnings, shareholders' equity and statement of cash flows for such fiscal year, in each case setting forth in comparative form the figures for the previous fiscal year of such Person, reported on, as to such consolidated statements, without qualification (provided that OMC's financial statements for the fiscal year ended September 30, 1997, may be qualified solely as to the future maturity of its $150,000,000 loan facility provided pursuant to that certain Credit Agreement, dated August 13, 1997, as amended, by and among Greenmarine Acquisition Corp., as borrower, and American Annuity Group, Inc. and Great American Insurance Company, as lenders, which matures in June 1998) as to the scope of the audit or the status of such Person as a "going concern", by independent certified public accountants of nationally recognized standing.

         (b) Monthly Financial Statements. As soon as available after the end of each month, but in any event within thirty (30) days after the end of each month, each Loan Party will provide Agent with copies of the unaudited consolidated and consolidating balance sheet of such Loan Party and its Consolidated Subsidiaries as at the end of such month and the related unaudited consolidated and consolidating statements of earnings and cash flows for such Loan Party and its Consolidated Subsidiaries for such month and for the portion of the fiscal year of such Loan Party and its Consolidated Subsidiaries through such month, certified by a Financial Officer as presenting fairly the financial condition and results of operations of such Loan Party (subject to normal year-end audit adjustments).

 All of the financial statements referenced in this Section 11.1 are to be complete and correct in all material respects and prepared in accordance with GAAP (except, with respect to the monthly financial statements referred to in clause (b), for the omission of footnotes and for the effect of normal year-end audit adjustments) applied consistently throughout the periods reflected therein.


    Section 11.2 Accountants' Certificate. Together with the financial statements referred to in Section 11.1(a), each such Loan Party shall deliver a certificate of such accountants addressed to Agent
         (a) stating that in making the examination necessary for the certification of such financial statements, nothing has come to their attention to lead them to believe that any Default or Event of Default exists and, in particular, they have no knowledge of any Default or Event of Default or, if such is not the case, specifying such Default or Event of Default and its nature, and

         (b) having attached the calculations, prepared by the Loan Parties and reviewed by such accountants, required to establish whether or not the Loan Parties are in compliance with the covenants contained in Sections 12.1, 12.2, 12.5 and 12.9, as at the date of such financial statements.

    Section 11.3 Officer's Certificate. At the time that OMC provides its financial statements pursuant to Section 11.1(b) for any month that is the last month of a fiscal quarter of OMC, the Loan Parties shall also provide a Compliance Certificate which:
         (a) sets forth as at the end of such fiscal quarter or fiscal year, as the case may be, the calculations required to establish whether or not the Loan Parties are in compliance with the requirements of Sections 12.1, 12.2, 12.5 and 12.9, as at the end of such period;

         (b) states that the information on the Schedules to this Agreement is complete and accurate as of the date of such certificate or, if such is not the case, attaches to such certificate proposed updated Schedules, and

         (c) states that, based on a reasonably diligent examination, no Default or Event of Default has occurred or exists, or, if such is not the case, specifies such Default or Event of Default and its nature, when it occurred, whether it is continuing and the steps taken or being taken by the Loan Parties with respect to such Default or Event of Default.

    Section 11.4 Copies of Other Reports. The Loan Parties will provide Agent and the Lenders the following:
         (a) Promptly upon receipt thereof, copies of all reports, if any, submitted to any Loan Party or its Board of Directors by its independent public accountants, including, without limitation, any management report;

         (b) As soon as practicable, copies of all financial statements and reports that any Loan Party sends to the holders of any Security issued by any Loan Party which is subject to reporting pursuant to the Securities Act and of all registration statements and all regular or periodic reports, if any, which any Loan Party files with the Securities and Exchange Commission or any successor commission;

         (c) From time to time and as soon as reasonably practicable following each request, such forecasts, data, certificates, reports, statements, opinions of counsel, documents or further information regarding the business, assets, liabilities, financial condition, results of operations or business prospects of any Loan Party as Agent may reasonably request and that any such Loan Party has or (except in the case of legal opinions relating to the perfection or priority of the Security Interest) without unreasonable expense can obtain; provided, however, that Agent and the Lenders shall, to the extent reasonably practicable, coordinate examinations of the Loan Parties' records by their respective internal auditors;

         (d) If requested by Agent or any Lender, each Borrower will provide to Agent and the Lenders statements in conformity with the requirements of Federal Reserve Form G-3 or U-1 referred to in Regulation G and U, respectively, of the Board of Governors of the Federal Reserve System.

 The rights of Agent and the Lenders under this Section 11.4 are in addition to and not in derogation of their rights under any other provision of this Agreement or of any other Loan Document.


    Section 11.5 Notice of Litigation and Other Matters. Each Loan Party will, and will cause each other Loan Party to, provide Agent and the Lenders prompt notice of:
         (a) the commencement, to the extent such Loan Party is aware of the same, of all proceedings and investigations by or before any Governmental Authority or nongovernmental body and all actions and proceedings in any court or before any arbitrator against or in any other way relating to or affecting any Loan Party or any of such Loan Party's properties, assets or businesses which would be treated as a contingent liability under GAAP and is an amount in excess of $1,000,000, or might, singly or in the aggregate, result in the occurrence of a Default or an Event of Default, or have a Materially Adverse Effect on the Loan Parties;

         (b) any amendment of the articles of incorporation or bylaws or other applicable constituent documents of any Loan Party;

         (c) any change in the business, assets, liabilities, financial condition, results of operations or business prospects of any Loan Party which has had or may have, singly or in the aggregate, a Materially Adverse Effect on the Loan Parties and any change in the executive officers of any Loan Party; and

         (d) any Default or Event of Default, or any event which constitutes or which with the passage of time or giving of notice or both would constitute a default or event of default by any Loan Party under any material agreement (other than this Agreement) to which any Loan Party is a party or by which any Loan Party or any of any Loan Party's properties may be bound.

    Section 11.6 ERISA.  As soon as possible and in any event within thirty
 (30) days after any Loan Party knows, or has reason to know, that
         (a) any Termination Event with respect to a Plan has occurred or will occur, or

         (b) the aggregate present value of the Unfunded Vested Accrued Benefits under all Plans is equal to an amount in excess of $250,000 or if any event has occurred which could result in any Lien under the Internal Revenue Code or ERISA or could be a Reportable Event,

         (c) any Loan Party is in "default" (as defined in Section 4219(c)(5) of ERISA) with respect to payments to a Multiemployer Plan required by reason of any Loan Party's complete or partial withdrawal (as described in Section 4203 or 4205 of ERISA) from such Multiemployer Plan, or

         (d) the occurrence of, or notice of any event, which, with respect to any Foreign Employee Benefit Plan, could reasonably result in a Materially Adverse Effect,

 the Loan Parties will provide Agent and the Lenders a certificate of the president or a Financial Officer of each Loan Party setting forth the details of such event and the action which is proposed to be taken with respect thereto, together with any notice or filing which may be required by the PBGC or other Governmental Authority with respect to such event.


    Section 11.7 Accuracy of Information. All written information, reports, statements and other papers and data provided to the Credit Parties, whether pursuant to this Article 11 or any other provision of this Agreement or of any other Loan Document, shall be, at the time the same is so provided, complete and correct in all material respects to the extent necessary to give the recipient thereof true and accurate knowledge of the subject matter.


    Section 11.8 Revisions or Updates to Schedules. Should any of the information or disclosures provided on any of the Schedules originally attached hereto become outdated or incorrect in any material respect, the Loan Parties shall deliver to the Credit Parties as part of the officer's certificate required pursuant to Section 11.3 such revisions or updates to such Schedule(s) as may be necessary or appropriate to update or correct such Schedule(s), provided that no such revisions or updates to any Schedule(s) shall be deemed to have amended, modified or superseded such Schedule(s) as originally attached hereto, or to have cured any breach of warranty or representation resulting from the inaccuracy or incompleteness of any such Schedule(s), unless and until the Required Lenders in their sole and absolute discretion, shall have accepted in writing such revisions or updates to such Schedule(s).


    Section 11.9 Annual Projections. Not sooner than ninety (90) days prior to the beginning of each of OMC's fiscal years, but not less than thirty (30) days prior to the beginning of each such fiscal year, the Loan Parties will deliver to the Credit Parties a budget and projection forecast of OMC's and its Consolidated Subsidiaries' anticipated operations and financial performance for such fiscal year, in form reasonably satisfactory to Agent and containing such information as Agent may reasonably request.


                                 ARTICLE 12

                             Negative Covenants
                             ------------------
    Until the Revolving Credit Facility has been terminated and all the Secured Obligations have been paid in full, unless the Required Lenders shall otherwise consent in the manner set forth in Section 16.9:


    Section 12.1   Financial Ratios.
         (a) Tangible Net Worth. The Loan Parties will not directly or indirectly permit OMC's Consolidated Tangible Net Worth at any time to be less than: (i) for each of the periods ended June 30, 1998 and September 30, 1998, the greater of a deficit $51,700,000 (<$51,700,000>) or OMC's actual Tangible Net Worth as of September 30, 1997 (as determined from OMC's audited financial statements dated such date); (ii) for the period ended June 30, 1999, the amount of Tangible Net Worth as of September 30, 1998; (iii) for the period ended September 30, 1999, the amount of Tangible Net Worth as of September 30, 1998, plus $5,000,000; (iv) for the period ended June 30, 2000, the amount of Tangible Net Worth as of September 30, 1999; and (v) for the periods ended September 30, 2000 and thereafter, the amount of Tangible Net Worth as of September 30, 1999, plus $18,000,000.

         (b) Minimum Interest Coverage. The Loan Parties will not permit OMC's Consolidated Interest Coverage Ratio calculated as of the end of each of OMC's fiscal quarters, determined in accordance with GAAP and based on the financial statements delivered pursuant to Section 11.1, as applicable, measured (i) as of March 31, 1998 and June 30, 1998, in each case for the calendar year to date period, and (ii) thereafter as of each fiscal quarter, in each case for the preceding twelve (12) calendar months then ending, to be less than the following specified amounts, as applicable:

                ------------------------------------------------
                |       Period End        |    Requirement     |
                |-------------------------|--------------------|
                |  March 31, 1998         |     0.8 to 1.0     |
                |-------------------------|--------------------|
                |  June 30, 1998          |     1.2 to 1.0     |
                |-------------------------|--------------------|
                |  September 30, 1998     |     0.9 to 1.0     |
                ------------------------------------------------
                |  December 31, 1998      |                    |
                |  through and including  |                    |
                |  September 30, 1999     |     1.0 to 1.00    |
                ------------------------------------------------
                |  December 31, 1999      |                    |
                |  through and including  |                    |
                |  September 30, 2000     |     1.3 to 1.00    |
                ------------------------------------------------
                |  December 31, 2000 and  |                    |
                |  thereafter             |     1.5 to 1.0     |
                ------------------------------------------------

         (c) Leverage Ratio. The Loan Parties will not permit OMC's Consolidated Leverage Ratio calculated as of the end of each of OMC's fiscal quarters, determined in accordance with GAAP and based on the financial statements delivered pursuant to Section 11.1, as applicable, measured as of the end of each fiscal quarter, in each case for the preceding twelve (12) calendar months then ending, to be greater than the following specified amounts, as applicable:

                ------------------------------------------------
                |       Period End        |    Requirement     |
                |-------------------------|--------------------|
                |  June 30, 1998          |    20.0 to 1.0     |
                |-------------------------|--------------------|
                |  September 30, 1998     |                    |
                |  through and including  |                    |
                |  June 30, 1999          |     4.5 to 1.0     |
                ------------------------------------------------
                |  September 30, 1999     |                    |
                |  through and including  |                    |
                |  June 30, 2000          |     4.0 to 1.0     |
                ------------------------------------------------
                |  September 30, 2000     |                    |
                |  and thereafter         |     3.5 to 1.0     |
                ------------------------------------------------

         (d) Minimum EBITDA. The Loan Parties will not permit OMC's Consolidated EBITDA calculated for the twelve (12) month period ended as of March 31, 1998, to be less than or equal to zero Dollars ($0.00).


    Section 12.2 Indebtedness for Money Borrowed. No Loan Party will, nor will it permit any other Loan Party to, directly or indirectly, create, assume or otherwise become or remain obligated in respect of, or permit or suffer to exist or to be created, assumed or incurred or to be outstanding any Indebtedness for Money Borrowed, except that this Section 12.2 shall not apply to:
         (a) Indebtedness of any Loan Party for Money Borrowed represented by the Loans and the Notes;

         (b) Indebtedness for Money Borrowed reflected on Schedule 7.1(j), including any renewal or refinancing of such Indebtedness, but excluding any such Indebtedness that is to be paid in full on the Effective Date;

         (c) Permitted Purchase Money Indebtedness;

         (d) Subordinated Indebtedness; and

         (e) Obligations under any Interest Rate Protection Agreement on any Indebtedness otherwise permitted pursuant to this Section.


    Section 12.3 Guaranties. No Loan Party will, nor will it permit any other Loan Party to, directly or indirectly, become or remain liable with respect to any Guaranty of any obligation of any other Person other than pursuant to the Guaranty Agreement to be executed by such Loan Party pursuant to the terms of this Agreement, Indebtedness permitted pursuant to Section 12.2(a), Section 12.2(b) or Section 12.2(c), or other Indebtedness in an aggregate amount not at any time exceeding $10,000,000.


    Section 12.4 Investments. No Loan Party will, nor will it permit any other Loan Party to, directly or indirectly, acquire, after the Agreement Date, any Business Unit or Investment (including, without limitation, loans, advances and other Investments in any Affiliate) other than existing Investments in Subsidiaries, acquisitions of Business Units or additional Subsidiaries for which the aggregate consideration paid in cash, Capital Stock or other property does not exceed $50,000,000 for all such acquisitions and Permitted Investments or, after such date, maintain any Investment other than Permitted Investments. In addition to, and not in derogation of, the foregoing, if at any time any Loan Party obtains any interest in any Subsidiary, other than such Investments existing on the Agreement Date, the Loan Parties and such new Subsidiary shall execute and deliver such amendments to this Agreement and any other Loan Document, and execute such other Loan Documents, as Agent requires in its discretion in order to cause such Subsidiary to (i) become a party to this Agreement as a Loan Party, (ii) cause all property of such Subsidiary which is of a type included in the Collateral to be covered by the Security Interest, and (iii) Guarantee the prompt payment and performance of the Secured Obligations pursuant to a Guaranty Agreement.


    Section 12.5 Capital and Tooling Expenditures. No Loan Party will, nor will it permit any other Loan Party to, directly or indirectly, make or incur any Capital and Tooling Expenditures in the aggregate for all Loan Parties in excess of the amount set forth below for the fiscal year of OMC set forth opposite such amount:

                  --------------------------------------------
                  |   Fiscal Year Ended    |      Amount     |
                  |------------------------|-----------------|
                  |   September 30, 1998   |   $80,000,000   |
                  |------------------------|-----------------|
                  |   September 30, 1999   |   $90,000,000   |
                  --------------------------------------------


    Section 12.6 Merger, Consolidation and Sale of Assets. No Loan Party will, nor will it permit any other Loan Party to, merge or consolidate with any other Person or sell, lease or transfer or otherwise dispose of all or a substantial portion of its assets to any Person other than sales of Inventory in the ordinary course of business; provided that any such merger, consolidation or other transaction with another Loan Party shall be permitted if each such Loan Party delivers to Agent prior written notice thereof, and executes and delivers to Agent evidence of such merger, consolidation or other transaction not less than ten (10) days after the occurrence thereof and such other documents, agreements and certificates as Agent shall deem reasonably necessary to protect the Security Interest and the Credit Parties' other interests and rights under this Agreement and the other Loan Documents.


    Section 12.7 Transactions with Affiliates. No Loan Party will, nor will it permit any other Loan Party to, effect any transaction with any Affiliate on a basis less favorable to such Loan Party than would be the case if such transaction had been effected with a Person not an Affiliate.


    Section 12.8 Liens. No Loan Party will, nor will it permit any other Loan Party or any Subsidiary of any Loan Party to, create, assume or permit or suffer to exist or to be created or assumed any Lien on any of the Collateral, any Capital Stock of any Subsidiary of any Loan Party owned by a Loan Party or a Subsidiary of a Loan Party or its other assets, other than Permitted Liens.


    Section 12.9 Capitalized Lease Obligations and Permitted Purchase Money Indebtedness. No Loan Party will, nor will it permit any other Loan Party to, incur or permit to exist any Capitalized Lease Obligation if such Capitalized Lease Obligation when added to existing Capitalized Lease Obligations and Permitted Purchase Money Indebtedness of the Loan Parties in the aggregate would exceed $10,000,000.


    Section 12.10 Plans. No Loan Party will, nor will it permit any other Loan Party to, permit any condition to exist in connection with any Plan which might constitute grounds for the PBGC to institute proceedings to have such Plan terminated or a trustee appointed to administer such Plan, and any other condition, event or transaction with respect to any Plan which could result in the incurrence by any Loan Party of any material liability, fine or penalty.


    Section 12.11 Subordinated Indebtedness. No Loan Party will, nor will it permit any other Loan Party to, make any payment of principal or interest in respect of any Subordinated Indebtedness if any such payment is prohibited by the terms thereof or by any subordination agreement applicable thereto.


    Section 12.12 Business Activities of GP. GP will not engage in any business, activity or other operations other than owning and holding the Capital Stock of RBG and acting as General Partner of RBG and a Loan Party and Guarantor hereunder. GP will not merge with or into any other Person except as permitted pursuant to Section 12.6 of this Agreement.


                                 ARTICLE 13

                                  Default
                                  -------
    Section 13.1 Events of Default. Each of the following shall constitute an Event of Default, whatever the reason for such event and whether it shall be voluntary or involuntary or be effected by operation of law or pursuant to any judgment or order of any court or any order, rule or regulation of any Governmental Authority or nongovernmental body:
         (a) Default in Payment. Any Loan Party shall default in any payment of principal of or interest on any Loan or any Note when and as due (whether at maturity, by reason of acceleration or otherwise);

         (b) Other Payment Default. Borrowers shall default in the payment, as and when due, of principal of or interest on, any other Secured Obligation, and such default shall continue for a period of ten (10) days after written notice thereof has been given to Borrowers by Agent;

         (c) Misrepresentation. Any representation or warranty made or deemed to be made by any Loan Party under this Agreement or any other Loan Document, or any amendment hereto or thereto, shall at any time prove to have been incorrect or misleading in any material respect when made;

         (d) Default in Performance. Any Loan Party shall default in the performance or observance of any term, covenant, condition or agreement to be performed by it, contained in:
             (i) Articles 8, 9, 11 or 12, or Sections 10.1 (insofar as it requires the preservation of the existence of the Loan Parties), or 10.8, and Agent shall have delivered to Borrowers written notice of such default, or

             (ii) this Agreement (other than as specifically provided for otherwise in this Section 13.1) and such default shall continue for a period of thirty (30) days after written notice thereof has been given to Borrowers by Agent;

         (e) Indebtedness Cross-Default.
             (i) any Loan Party shall fail to pay when due and payable the principal of or interest on any Indebtedness for Money Borrowed (other than the Loans) in an amount in excess of $500,000, or

             (ii) the maturity of any such Indebtedness in excess of $500,000 shall have (A) been accelerated in accordance with the provisions of any indenture, contract or instrument providing for the creation of or concerning such Indebtedness, or (B) been required to be prepaid prior to the stated maturity thereof, or

             (iii) any event shall have occurred and be continuing which would permit any holder or holders of such Indebtedness in excess of $500,000, any trustee or agent acting on behalf of such holder or holders or any other Person so to accelerate such maturity, and the Loan Parties shall have failed to cure such default prior to the expiration of any applicable cure or grace period;.

         (f) Other Cross-Defaults.
             (i) any event of default or breach shall occur under any of the Security Documents (as defined or provided thereunder), or

             (ii) any Loan Party shall default in the payment when due, or in the performance or observance, of any obligation or condition of any agreement, contract or lease (other than this Agreement, the Security Documents or any such agreement, contract or lease relating to Indebtedness for Money Borrowed) if the existence of any such defaults, singly or in the aggregate, could in the reasonable judgment of Agent have a Materially Adverse Effect on the Loan Parties; provided, however, that for the purposes of this provision where such a default could result only in a monetary loss, a Materially Adverse Effect shall not be deemed to have occurred unless the aggregate of such losses would exceed $5,000,000.

         (g) Voluntary Bankruptcy Proceeding.  Any Loan Party shall

             (i) commence a voluntary case under the federal bankruptcy laws (as now or hereafter in effect),

             (ii) file a petition seeking to take advantage of any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or composition for adjustment of debts,

             (iii) consent to or fail to contest in a timely and appropriate manner any petition filed against it in an involuntary case under such bankruptcy laws or other laws,

             (iv) apply for or consent to, or fail to contest in a timely and appropriate manner, the appointment of, or the taking of possession by, a receiver, custodian, trustee or liquidator of itself or of a substantial part of its property, domestic or foreign,

             (v) admit in writing its inability to pay its debts as they become due,

             (vi)  make a general assignment for the benefit of creditors, or

             (vii) take any corporate action for the purpose of authorizing any of the foregoing;

         (h) Involuntary Bankruptcy Proceeding. A case or other proceeding shall be commenced against any Loan Party in any court of competent jurisdiction seeking
             (i) relief under the federal bankruptcy laws (as now or hereafter in effect) or under any other laws, domestic or foreign, relating to bankruptcy, insolvency, reorganization, winding up or adjustment of debts;

             (ii) the appointment of a trustee, receiver, custodian,
                  liquidator or the like of any Loan Party or of all or any substantial part of the assets, domestic or foreign, of any Loan Party;

     and such case or proceeding shall continue undismissed or unstayed for a period of sixty (60) consecutive calendar days, or an order granting the relief requested in such case or proceeding against any Loan Party (including, but not limited to, an order for relief under such federal bankruptcy laws) shall be entered;

         (i) Failure of Agreements. Any Loan Party shall challenge the validity and binding effect of any provision of any Loan Document after delivery thereof hereunder or shall state in writing its intention to make such a challenge, or any Loan Document, after delivery thereof hereunder, shall for any reason (except to the extent permitted by the terms thereof) cease to create a valid and perfected first priority Lien (except for Permitted Liens) on, or security interest in, any of the Collateral purported to be covered thereby;

         (j) Judgment. A final, unappealable judgment or order for the payment of money in an amount that exceeds the uncontested insurance available therefor by $5,000,000 or more shall be entered against any Loan Party by any court or other Governmental Authority and such judgment or order shall continue undischarged or unstayed for ten (10) days;

         (k) Attachment. A warrant or writ of attachment or execution or similar process which exceeds $5,000,000 in value shall be issued against any property of any Loan Party and such warrant or process shall continue undischarged or unstayed for ten (10) days;

         (l) Loan Documents. Any event of default under any other Loan Document shall occur or any Loan Party shall default in the performance or observance of any term, covenant, condition or agreement contained in, or the payment of any other sum covenanted to be paid by any Loan Party under, any such Loan Document; provided, however that no event of default under any such Loan Document shall be deemed to have occurred until any notice required under such Loan Document has been given and any grace period granted under such Loan Document has expired;

         (m) ERISA.
             (i) Any Termination Event with respect to a Plan shall occur that, after taking into account the excess, if any, of (A) the fair market value of the assets of any other Plan with respect to which a Termination Event occurs on the same day (but only to the extent that such excess is the property of any Loan Party) over (B) the present value on such day of all vested nonforfeitable benefits under such other Plan, results in an Unfunded Vested Accrued Benefit in excess of $0, or

             (ii) any Plan shall incur an "accumulated funding deficiency" (as defined in Section 412 of the Internal Revenue Code or
                   Section 302 of ERISA) for which a waiver has not been obtained in accordance with the applicable provisions of the Internal Revenue Code and ERISA, or

             (iii) any Loan Party is in "default" (as defined in Section
                   4219(c)(5) of ERISA) with respect to payments to a Multiemployer Plan resulting from such Loan Party's complete or partial withdrawal (as described in Section 4203 or 4205 of ERISA) from such Multiemployer Plan;

         (n) Change in Control. OMC shall cease to own, whether directly or through any Wholly-Owned Subsidiary, beneficially and of record, one hundred percent (100%) of the outstanding Capital Stock of each other Loan Party, or Greenmarine Holdings LLC together with any Person who is an officer, director or employee of Greenmarine Holdings LLC or OMC, shall cease to own, beneficially and of record, at least eighty-five percent (85%) of the outstanding Voting Stock of OMC; and

         (o) Material Adverse Effect. The occurrence of any event or condition which constitutes a Materially Adverse Effect.


     Section 13.2   Remedies.
         (a) Automatic Acceleration and Termination of Facilities. Upon the occurrence of an Event of Default specified in Section 13.1(g) or (h), (i) the principal of and the interest on the Loans and any Note at the time outstanding, and all other amounts owed to any Credit Party under this Agreement or any of the other Loan Documents and all other Secured Obligations, shall thereupon become due and payable without presentment, demand, protest or other notice of any kind, all of which are expressly waived, anything in this Agreement or any of the other Loan Documents to the contrary notwithstanding, and (ii) the Revolving Credit Facility and the right of Borrowers to request borrowings and the issuance of Letters of Credit under this Agreement shall immediately terminate.

         (b) Other Remedies. If any Event of Default shall have occurred, and during the continuance of any such Event of Default, Agent may, and at the direction of the Required Lenders in their sole and absolute discretion shall, do any of the following:
             (i) declare the principal of and interest on the Loans and any Note at the time outstanding, and all other amounts owed to any Credit Party under this Agreement or any of the other Loan Documents and all other Secured Obligations, to be forthwith due and payable, whereupon the same shall immedi-ately become due and payable without presentment, demand, protest or other notice of any kind, all of which are ex-pressly waived, anything in this Agreement or the other Loan Documents to the contrary notwithstanding;

             (ii) terminate the Revolving Credit Facility and any right of any Borrower to request borrowings or the issuance of Letters of Credit under this Agreement;

             (iii) notify, or request each Loan Party to notify, in writing or otherwise, any Account Debtor or obligor with respect to any one or more of the Receivables to make payment to Agent, for the benefit of the Credit Parties, or any agent or designee of Agent, at such address as may be specified by Agent and if, notwithstanding the giving of any notice, any Account Debtor or other such obligor shall make payments to any Loan Party, such Loan Party shall hold all such payments it receives in trust for Agent, for the account of the Credit Parties, without commingling the same with other funds or property of, or held by, such Loan Party, and shall deliver the same to Agent or any such agent or designee of Agent immediately upon receipt by such Loan Party in the identical form received, together with any necessary endorsements;

             (iv) notify, or direct each Loan Party to notify, and instruct, in writing or otherwise, any Clearing Bank to transmit the balances in each Agency Account to Agent in accordance with the terms of this Agreement and any Agency Account Agreement;

             (v) at the Loan Parties' expense, enforce collection of any Receivables, settle or compromise the amount or payment thereof or settle or adjust disputes and claims directly with Account Debtors and other obligors on Receivables for amounts and on terms which Agent considers advisable and in all such cases only the net amounts received by Agent, for the account of the Credit Parties, in payment of such amounts, after deductions of costs and attorneys' fees, shall constitute Collateral and the Loan Parties shall have no further right to make any such settlements or adjustments or to accept any returns of merchandise;

             (vi) enter upon any premises in which any Collateral may be located and, without resistance or interference by any Loan Party, take physical possession of any or all thereof and maintain such possession on such premises or move the same or any part thereof to such other place or places as Agent shall choose, without being liable to any Loan Party on account of any loss, damage or depreciation that may occur as a result thereof, so long as Agent shall act reasonably and in good faith;

             (vii) require the Loan Parties to and the Loan Parties shall, without charge to any Credit Party, assemble the tangible

                    Collateral and maintain or deliver it into the possession of Agent or any agent or representative of Agent at such place or places as Agent may designate and as are reasonably convenient to both Agent and the Loan Parties;

             (viii) at the expense of the Loan Parties, cause any of the tangible Collateral to be placed in a public or field warehouse, and Agent shall not be liable to any Loan Party on account of any loss, damage or depreciation that may occur as a result thereof, so long as Agent shall act reasonably and in good faith;

             (ix) without notice, demand or other process, and without payment of any rent or any other charge, enter any of Loan Party's premises and, without breach of the peace, until Agent, on behalf of the Credit Parties, completes the enforcement of its rights in the Collateral, take possession of such premises or place custodians in exclusive control thereof, remain on such premises and use the same and any Loan Party's Equipment, for the purpose of (A) completing any work in process, preparing any Inventory for disposition and disposing thereof, and (B) collecting any Receivable, and Agent, for the benefit of the Credit Parties, is hereby granted a license or sublicense and all other rights as may be necessary, appropriate or desirable to use the Loan Parties' Proprietary Rights in connection with the foregoing, and the rights of any Loan Party under all licenses, sublicenses and franchise agreements shall inure to Agent, for the benefit of the Credit Parties (provided, however, that any use of any federally registered
                    Trademarks as to any goods shall be subject to the control as to the quality of such goods of the owner of such Trademarks and the goodwill of the business symbolized thereby);

             (x) exercise any and all of its rights under any and all of the Security Documents;

             (xi) apply any Collateral consisting of cash to the payment of the Secured Obligations in any order in which Agent, on behalf of the Credit Parties, may elect or use such cash in connection with the exercise of any of its other rights hereunder or under any of the Security Documents;

             (xii) establish or cause to be established one or more Lockboxes or other arrangement for the deposit of proceeds of the Loan Parties' Receivables, and, in such case, each Loan Party shall cause to be forwarded to Agent at its Principal Office, on a daily basis, copies of all checks and other items of payment and deposit slips related thereto deposited in such Lockboxes, together with collection reports in form and substance satisfactory to Agent; and

             (xiii) exercise all of the rights and remedies of a secured party under the UCC and under any other Applicable Law, including, without limitation, the right, without notice except as specified below and with or without taking the possession thereof, to sell the Collateral or any part thereof in one or more parcels at public or private sale, at any location chosen by Agent, for cash, on credit or for future delivery, and at such price or prices and upon such other terms as Agent may deem commercially reasonable.

                    Each Loan Party agrees that, to the extent notice of sale shall be required by law, at least ten (10) days' notice to such Loan Party of the time and place of any public sale or the time after which any private sale is to be made shall constitute reasonable notification, but notice given in any other reasonable manner or at any other reasonable time shall constitute reasonable notification. Agent shall not be obligated to make any sale of Collateral regardless of notice of sale having been given. Agent may adjourn any public or private sale from time to time by announcement at the time and place fixed therefor, and such sale may, without further notice, be made at the time and place to which it was so adjourned.

         (c) Cash Collateral; Injunctive Relief. All cash proceeds of Collateral from time to time existing, including, without limitation, collections and payments of the Loan Parties' Receivables and cash receipts, if any, for other Collateral, whether consisting of cash, checks or other similar items, at all times shall be subject to an express trust for the benefit of Agent, for the benefit of the Credit Parties. All such proceeds shall be subject to Agent's continuing security interests under this Agreement. The Loan Parties are expressly prohibited from using, spending, retaining or otherwise exercising any dominion over such proceeds in any manner in contravention of the requirements of this Agreement. Each Loan Party recognizes, acknowledges and agrees that, in the event any Loan Party fails to perform, observe or discharge any of its obligations or liabilities under this Agreement, any action for damages or other remedy at law may prove to be inadequate relief to Agent and the other Credit Parties; therefore, each Loan Party agrees to the fullest extent allowed by law that if any Event of Default shall have occurred and be continuing, Agent and the other Credit Parties, if Agent or any other Credit Party so requests, shall be entitled to temporary injunctive relief without the necessity of proving actual damages to restrain the breach giving rise to such Default and require compliance with the requirements of this Agreement.


    Section 13.3 Application of Proceeds. All proceeds from each sale of, or other realization upon, all or any part of the Collateral following an Event of Default shall be applied or paid over as follows:
         (a) First: to the payment of all costs and expenses incurred in connection with such sale or other realization, including reasonable attorneys' fees;

         (b) Second: to the payment of the Secured Obligations (with Borrowers remaining liable for any deficiency) as Agent may elect; and

         (c) Third: the balance (if any) of such proceeds shall be paid to Borrowers, subject to any duty imposed by law, or otherwise to whomsoever shall be entitled thereto.

 BORROWERS SHALL REMAIN LIABLE AND WILL PAY, ON DEMAND, ANY DEFICIENCY REMAINING IN RESPECT OF THE SECURED OBLIGATIONS, TOGETHER WITH INTEREST THEREON AT A RATE PER ANNUM EQUAL TO THE HIGHEST RATE THEN PAYABLE HEREUNDER ON SUCH SECURED OBLIGATIONS, WHICH INTEREST SHALL CONSTITUTE PART OF THE SECURED OBLIGATIONS.


    Section 13.4 Power of Attorney. In addition to the authorizations granted to Agent under Section 9.13, Section 9.16 or under any other provision of this Agreement or of any other Loan Document, during the continuance of an Event of Default, each Loan Party hereby irrevocably designates, makes, constitutes and appoints Agent (and all Persons designated by Agent from time to time) as such Loan Party's true and lawful attorney, and agent in fact, and Agent, or any such Person, may, without notice to any Loan Party, and at such time or times as Agent, or any such Person in its sole discretion may determine, in the name of such Loan Party, Agent or the Lenders,
             (i)    demand payment of the Loan Parties' Receivables,

             (ii) enforce payment of the Loan Parties' Receivables by legal proceedings or otherwise,

             (iii) exercise all of the Loan Parties' rights and remedies with respect to the collection of Receivables,

             (iv) settle, adjust, compromise, extend or renew any or all of the Loan Parties' Receivables,

             (v) settle adjust or compromise any legal proceedings brought to collect the Loan Parties' Receivables,

             (vi) discharge and release the Loan Parties' Receivables or any of them,

             (vii) prepare, file and sign the name of any Loan Party on any proof of claim in bankruptcy or any similar document against any Account Debtor,

             (viii) prepare, file and sign the name of any Loan Party on any notice of Lien, assignment or satisfaction of Lien, or similar document in connection with any of the Collateral,

             (ix) endorse the name of any Loan Party upon any chattel paper, document, instrument, notice, freight bill, bill of lading or similar document or agreement relating such Loan Parties' Receivables, Inventory or any other Collateral,

             (x) use the stationery of any Loan Party and sign the name of such Loan Party to verifications of such Loan Party's Receivables and on any notice to the Account Debtors,

             (xi)   open any Loan Party's mail,

             (xii) notify the post office authorities to change the address for delivery of any Loan Party's mail to an address designated by Agent, and

             (xiii) use the information recorded on or contained in any data processing equipment and computer hardware and software relating to any Loan Party's Receivables, Inventory or other Collateral to which such Loan Party has access.


     Section 13.5   Miscellaneous Provisions Concerning Remedies.
         (a) Rights Cumulative. The rights and remedies of the Credit Parties under this Agreement, the Notes and each of the other Loan Documents shall be cumulative and not exclusive of any rights or remedies which it or they would otherwise have. In exercising such rights and remedies the Credit Parties may be selective and no failure or delay by the Credit Parties in exercising any right shall operate as a waiver of it, nor shall any single or partial exercise of any power or right preclude its other or further exercise or the exercise of any other power or right.

         (b) Waiver of Marshaling. Each Loan Party hereby waives any right to require any marshaling of assets and any similar right.

         (c) Limitation of Liability. Nothing contained in this Article or elsewhere in this Agreement or in any of the other Loan Documents shall be construed as requiring or obligating any Credit Party or any agent or designee of any Credit Party to make any demand or to make any inquiry as to the nature or sufficiency of any payment received by it, or to present or file any claim or notice or take any action, with respect to any Receivable or any other Collateral or the monies due or to become due thereunder or in connection therewith, or to take any steps necessary to preserve any rights against prior parties, and the Credit Parties and their agents or designees shall have no liability to any Loan Party for actions taken pursuant to this Article, any other provision of this Agreement or any of the other Loan Documents so long as such Credit Party shall act reasonably and in good faith.

         (d) Appointment of Receiver. In any action under this Article, Agent shall be entitled during the continuance of an Event of Default to the appointment of a receiver, without notice of any kind whatsoever, to take possession of all or any portion of the Collateral and to exercise such power as the court shall confer upon such receiver in accordance with Applicable Law.


     Section 13.6   Registration Rights; Private Sales; Etc.
         (a) If Agent shall determine to exercise its right to sell or otherwise dispose of all or any Investment Property owned by any Loan Party, pursuant to Section 13.2 or any other Loan Document, such Loan Party agrees that, upon the reasonable request of Agent (which request may be made by Agent in its sole discretion), such Loan Party will, at its own expense use its best efforts to: (i) execute and deliver, and cause each Issuer of any Collateral or other property contemplated to be sold and the directors and officers thereof to execute and deliver, all such agreements, documents and instruments, and do or cause to be done all such other acts and things, as may be necessary or, in the opinion of Agent, advisable to register such Collateral or other property to be sold under the provisions of the Securities Act, and to cause the registration statement relating thereto to become effective and to remain effective for such period as prospectuses are required by law to be furnished and to make all amendments and supplements thereto and to the related prospectus which, in the opinion of Agent, are necessary or advisable, all in conformity with the requirements of the Securities Act and the rules and regulations of the Securities and Exchange Commission applicable thereto; (ii) to qualify such Collateral or other property to be sold under all applicable state securities or "Blue Sky" laws and to obtain all necessary Governmental Approvals for the sale of such Collateral or other property, as requested by Agent; (iii) cause each such Issuer to make available to its security holders, as soon as practicable, an earnings statement which will satisfy the provisions of Section 11(a) of the Securities Act; and (iv) do or cause to be done all such other acts and things as may be reasonably necessary to make the sale of such Collateral or other property or any part thereof valid and binding and in compliance with applicable law. The Loan Parties will bear all reasonable costs and expenses, including reasonable attorneys' fees, of carrying out its obligations under this Section 13.6.

         (b) Each Loan Party recognizes that Agent may be unable to effect a public sale of any or all of the Collateral or other property to be sold by reason of certain prohibitions contained in the laws of any jurisdiction outside the U.S. or in the Securities Act and applicable state securities laws but may be compelled to resort to one or more private sales thereof to a restricted group of purchasers who will be obliged to agree, among other things, to acquire such Collateral or other property to be sold for their own account for investment and not with a view to the distribution or resale thereof. Each Loan Party acknowledges and agrees that any such private sale may result in prices and other terms less favorable to the seller than if such sale were a public sale and, notwithstanding such circumstances, agrees that any such private sale shall, to the extent permitted by law, be deemed to have been made in a commercially reasonable manner. Unless required by Applicable Law, Agent shall not be under any obligation to delay a sale of any of the Collateral or other property to be sold for the period of time necessary to permit the Issuer of such securities to register such securities under the laws of any jurisdiction outside the U.S., under the Securities Act or under any applicable state securities laws, even if such Issuer would agree to do so.

         (c) Each Loan Party further agrees to do or cause to be done, to the extent that such Loan Party may do so under Applicable Law, all such other acts and things as may be necessary to make such sales or resales of any portion or all of the Collateral or other property to be sold valid and binding and in compliance with any and all Applicable Laws of any and all Governmental Authorities having jurisdiction over any such sale or sales, all at the Loan Parties' expense. Each Loan Party further agrees that a breach of any of the covenants contained in this Section 13.6 will cause irreparable injury to the Credit Parties and that the Credit Parties have no adequate remedy at law in respect of such breach and, as a consequence, agrees that each and every covenant contained in this Section 13.6 shall be specifically enforceable against such Loan Party and such Loan Party hereby waives and agrees, to the fullest extent permitted by law, not to assert as a defense against an action for specific performance of such covenants that
    (i) such Loan Party's failure to perform such covenants will not cause irreparable injury to the Credit Parties or (ii) the Credit Parties have an adequate remedy at law in respect of such breach. Each Loan Party further acknowledges the impossibility of ascertaining the amount of damages which would be suffered by the Credit Parties by reason of a breach of any of the covenants contained in this Section 13.6 and, consequently, agrees that, if such Loan Party shall breach any of such covenants and the Credit Parties shall sue for damages for such breach, such Loan Party shall pay to the Credit Parties, as liquidated damages and not as a penalty, an aggregate amount equal to the value of the Collateral or other property to be sold on the date Agent shall demand compliance with this Section 13.6.

         (d) EACH LOAN PARTY HEREBY AGREES TO INDEMNIFY, PROTECT AND SAVE HARMLESS THE CREDIT PARTIES AND ANY CONTROLLING PERSONS THEREOF WITHIN THE MEANING OF THE SECURITIES ACT FROM AND AGAINST ANY AND ALL LIABILITIES, SUITS, CLAIMS, COSTS AND EXPENSES (INCLUDING COUNSEL FEES AND DISBURSEMENTS) ARISING UNDER THE SECURITIES ACT, THE SECURITIES AND EXCHANGE ACT OF 1934, AS AMENDED, ANY APPLICABLE STATE SECURITIES STATUTE, OR AT COMMON LAW, OR PURSUANT TO ANY OTHER APPLICABLE LAW IN CONNECTION WITH THE ABOVE REFERENCED REGISTRATION, INSOFAR AS SUCH LIABILITIES, SUITS, CLAIMS, COSTS AND EXPENSES ARISE OUT OF, OR ARE BASED UPON, ANY UNTRUE STATEMENT OR ALLEGED UNTRUE STATEMENT OF A MATERIAL FACT CONTAINED IN ANY REGISTRATION STATEMENT RELATING TO ANY PART OF THE COLLATERAL OR OTHER PROPERTY TO BE SOLD, OR SUCH REGISTRATION STATEMENT AS AMENDED OR SUPPLEMENTED, OR ARISES OUT OF, OR IS BASED UPON, THE OMISSION OR ALLEGED OMISSION TO STATE THEREIN A MATERIAL FACT REQUIRED TO BE STATED THEREIN OR NECESSARY TO MAKE THE STATEMENTS THEREIN NOT MISLEADING; PROVIDED, THAT SUCH LOAN PARTY SHALL NOT BE LIABLE IN ANY SUCH CASE TO THE EXTENT THAT ANY SUCH LIABILITIES, SUITS, CLAIMS, COSTS AND EXPENSES ARISE OUT OF, OR ARE BASED UPON, ANY UNTRUE STATEMENT OR ALLEGED UNTRUE STATEMENT OR OMISSION OR ALLEGED OMISSION MADE IN SUCH REGISTRATION STATEMENT OR SUCH REGISTRATION STATEMENT AS AMENDED OR SUPPLEMENTED, IN RELIANCE UPON AND IN CONFORMITY WITH WRITTEN INFORMATION FURNISHED TO SUCH LOAN PARTY BY ANY CREDIT PARTY SPECIFICALLY FOR INCLUSION THEREIN. THE FOREGOING INDEMNITY AGREEMENT IS IN ADDITION TO ANY INDEBTEDNESS, LIABILITY OR OBLIGATION THAT SUCH LOAN PARTY MAY OTHERWISE HAVE TO ANY CREDIT PARTY OR ANY SUCH CONTROLLING

    PERSON.


                                 ARTICLE 14

                                 Assignments
                                 -----------
    Section 14.1 Assignments and Participations.
         (a) Each Lender may assign to one or more Eligible Assignees all or a portion of its rights and obligations under this Agreement (including, without limitation, all or a portion of its Loans, its Notes and its Commitment); provided, however, that:
             (i)   each such assignment shall be to an Eligible Assignee;

             (ii) except in the case of an assignment to another Lender or an assignment of all of a Lender's rights and obligations under this Agreement, any such partial assignment shall be in an amount at least equal to $10,000,000 or an integral multiple of $5,000,000 in excess thereof; provided that no such assignment may result in a reduction of such Lender's Commitment to less than $10,000,000;

             (iii) each such assignment by a Lender shall be of a constant, and not varying, percentage of all of its rights and obligations under this Agreement and the Notes;

             (iv) the parties to such assignment shall execute and deliver to Agent for its acceptance an Assignment and Acceptance in the form of Exhibit "C" hereto, together with any Notes subject to such assignment and a processing fee of $3,500; provided that no such fee shall be payable by NationsBank upon the assignment of any portion of its Commitment at any time prior to July 1, 1998; and

             (v)   the prior written consent of Agent (such consent to not be unreasonably withheld) shall be required.

    Upon execution, delivery and acceptance of an Assignment and Acceptance, the assignee thereunder shall be a party hereto and, to the extent of such assignment, have the obligations, rights and benefits of a Lender hereunder and the assigning Lender shall, to the extent of such assignment, relinquish its rights and be released from its obligations under this Agreement. Upon the consummation of any assignment pursuant to this Section, the assignor, Agent and Borrowers shall make appropriate arrangements so that, if required, new Notes are issued to the assignor and the assignee. If the assignee is not incorporated under the laws of the U.S., or a state thereof, it shall deliver to Borrowers and Agent certification as to exemption from deduction or withholding of Taxes in accordance with Section 5.6.

         (b) Agent shall maintain at its address referred to in Section 16.1 a copy of each Assignment and Acceptance delivered to and accepted by it and a register for the recordation of the names and addresses of the Lenders and the Commitment of, and principal amount of the Loans owing to, each Lender from time to time (the "Register"). The entries in the Register shall be conclusive and binding for all purposes, absent manifest error, and Borrowers, Agent and the Lenders may treat each Person whose name is recorded in the Register as a Lender hereunder for all purposes of this Agreement. The Register shall be available for inspection by Borrowers or any Lender at any reasonable time and from time to time upon reasonable prior notice.

         (c) Upon its receipt of an Assignment and Acceptance executed by the parties thereto, together with any Note subject to such Assignment and Acceptance and payment of the processing fee, Agent shall, if such Assignment and Acceptance has been completed and is in substantially the form of Exhibit "C" hereto, (i) accept such Assignment and Acceptance, (ii) record the information contained therein in the Register and (iii) give prompt notice thereof to the parties thereto.

         (d) Each Lender may sell participations to one or more Persons in all or a portion of its rights, obligations or rights and obligations under this Agreement (including all or a portion of its Commitment or its Loans); provided, however, that (i) such Lender's obligations under this Agreement shall remain unchanged, (ii) such Lender shall remain solely responsible to the other parties hereto for the performance of such obligations, (iii) the participant shall be entitled to the benefit of the yield protection provisions contained in Article 5 and the right of set-off contained in
    Section 16.4, and (iv) the Loan Parties shall continue to deal solely and directly with such Lender in connection with such Lender's rights and obligations under this Agreement, and such Lender shall retain the sole right to enforce the obligations of Borrowers relating to its Loans and its Notes and to approve any amendment, modification or waiver of any provision of this Agreement (other than amendments, modifications or waivers decreasing the amount of principal of or the rate at which interest is payable on such Loans or Notes, extending any scheduled principal payment date or date fixed for the payment of interest on such Loans or Notes, or extending its Commitment).

         (e) Notwithstanding any other provision set forth in this Agreement, any Lender may at any time assign and pledge all or any portion of its Loans and its Notes to any Federal Reserve Bank as collateral security pursuant to Regulation A and any Operating Circular issued by such Federal Reserve Bank. No such assignment shall release the assigning Lender from its obligations hereunder.

         (f) Any Lender may furnish any information concerning any Loan Party in the possession of such Lender from time to time to assignees and participants (including prospective assignees and participants).


    Section 14.2 Representation of Lenders. Each Lender hereby represents that it will make each Loan hereunder as a commercial loan for its own account in the ordinary course of its business; provided, however, that subject to
 Section 14.1 hereof, the disposition of the Notes or other evidence of the Secured Obligations held by any Lender shall at all times be within its exclusive control.


                                 ARTICLE 15

                                    Agent
                                    -----
    Section 15.1 Appointment, Powers, and Immunities. Each Lender and L/C Issuer hereby irrevocably appoints and authorizes Agent to act as its agent under this Agreement and the other Loan Documents with such powers and discretion as are specifically delegated to Agent by the terms of this Agreement and the other Loan Documents, together with such other powers as are reasonably incidental thereto. Agent (which term as used in this sentence and in Section 15.5 and the first sentence of Section 15.6 hereof shall include its Affiliates and Subsidiaries, and its own and its Affiliates' and Subsidiaries', officers, directors, employees and agents):
         (a) shall not have any duties or responsibilities except those expressly set forth in this Agreement and shall not be a trustee or fiduciary for any Lender or L/C Issuer;

         (b) shall not be responsible to the Lenders or L/C Issuer for any recital, statement, representation or warranty (whether written or oral) made in or in connection with any Loan Document or any certificate or other document referred to or provided for in, or received by any of them under, any Loan Document, or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of any Loan Document, or any other document referred to or provided for therein or for any failure by any Loan Party or any other Person to perform any of its obligations thereunder;

         (c) shall not be responsible for or have any duty to ascertain, inquire into or verify the performance or observance of any covenants or agreements by any Loan Party or the satisfaction of any condition or to inspect the property (including the books and records) of any Loan Party or any of its Subsidiaries or Affiliates;

         (d) shall not be required to initiate or conduct any litigation or collection proceedings under any Loan Document; and

         (e) shall not be responsible for any action taken or omitted to be taken by it under or in connection with any Loan Document, except for its own gross negligence or willful misconduct.

 Agent may employ agents and attorneys-in-fact and shall not be responsible for the negligence or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care.


    Section 15.2 Reliance by Agent. Agent shall be entitled to rely upon any certification, notice, instrument, writing or other communication (including, without limitation, any communication by telephone or telecopy) believed by it to be genuine and correct and to have been signed, sent or made by or on behalf of the proper Person or Persons, and upon advice and statements of legal counsel (including counsel for any Loan Party), independent accountants and other experts selected by Agent. Agent may deem and treat the payee of any Note as the holder thereof for all purposes hereof unless and until Agent receives and accepts an Assignment and Acceptance executed in accordance with
 Section 14.1 hereof. As to any matters not expressly provided for by this Agreement, Agent shall not be required to exercise any discretion or take any action, but shall be required to act or to refrain from acting (and shall be fully protected in so acting or refraining from acting) upon the instructions of the Required Lenders, and such instructions shall be binding on all of the Lenders; provided, however, that Agent shall not be required to take any action that exposes Agent to personal liability or that is contrary to any Loan Document or Applicable Law or unless it shall first be indemnified to its satisfaction by the Lenders against any and all liability and expense which may be incurred by it by reason of taking any such action.


    Section 15.3 Defaults. Agent shall not be deemed to have knowledge or notice of the occurrence of a Default or Event of Default unless Agent has received written notice from a Lender or a Borrower specifying such Default or Event of Default and stating that such notice is a "Notice of Default." In the event that Agent receives such a notice of the occurrence of a Default or Event of Default, Agent shall give prompt notice thereof to the Lenders.
 Agent shall (subject to Section 15.2 hereof) take such action with respect to such Default or Event of Default as shall reasonably be directed by the Required Lenders, provided that, unless and until Agent shall have received such directions, Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interest of the Credit Parties.

    Section 15.4 Rights as Lender. With respect to its Commitment and the Loans made by it, NationsBank (and any successor acting as Agent) in its capacity as a Lender hereunder shall have the same rights and powers hereunder as any other Lender and may exercise the same as though it were not acting as Agent, and the term "Lender" or "Lenders" shall, unless the context otherwise indicates, include Agent in its individual capacity. NationsBank (and any successor acting as Agent) and its Affiliates or Subsidiaries may (without having to account therefor to any Lender) accept deposits from, lend money to, make investments in, provide services to and generally engage in any kind of lending, trust or other business with any Loan Party or any of its Affiliates or Subsidiaries as if it were not acting as Agent, and NationsBank (and any successor acting as Agent) and its Affiliates or Subsidiaries may accept fees and other consideration from any Loan Party or any of its Affiliates or Subsidiaries for services in connection with this Agreement or otherwise without having to account for the same to the other Lenders.


    Section 15.5 Indemnification. THE LENDERS AGREE TO INDEMNIFY AGENT (TO THE EXTENT NOT REIMBURSED UNDER SECTION 16.2 HEREOF, BUT WITHOUT LIMITING THE OBLIGATIONS OF BORROWERS UNDER SUCH SECTION) RATABLY IN ACCORDANCE WITH THEIR RESPECTIVE COMMITMENTS, FOR ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES (INCLUDING, WITHOUT LIMITATION, ATTORNEYS' FEES) OR DISBURSEMENTS OF ANY KIND AND NATURE WHATSOEVER THAT MAY BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST AGENT (INCLUDING BY ANY LENDER) IN ANY WAY RELATING TO OR ARISING OUT OF ANY LOAN DOCUMENT OR THE TRANSACTIONS CONTEMPLATED THEREBY OR ANY ACTION TAKEN OR OMITTED BY AGENT UNDER ANY LOAN DOCUMENT (INCLUDING ANY OF THE FOREGOING ARISING FROM THE NEGLIGENCE OF AGENT); PROVIDED THAT NO LENDER SHALL BE LIABLE FOR ANY OF THE FOREGOING TO THE EXTENT THEY ARISE FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE PERSON TO BE INDEMNIFIED. WITHOUT LIMITATION OF THE FOREGOING, EACH LENDER AGREES TO REIMBURSE AGENT PROMPTLY UPON DEMAND FOR ITS RATABLE SHARE OF ANY COSTS OR EXPENSES PAYABLE BY BORROWERS UNDER SECTION 16.2, TO THE EXTENT THAT AGENT IS NOT PROMPTLY REIMBURSED FOR SUCH COSTS AND EXPENSES BY BORROWERS. THE AGREEMENTS CONTAINED IN THIS SECTION SHALL SURVIVE PAYMENT IN FULL OF THE LOANS AND ALL OTHER AMOUNTS PAYABLE UNDER THIS AGREEMENT.


    Section 15.6 Non-Reliance on Agent and Other Lenders. Each Credit Party agrees that it has, independently and without reliance on any other Credit Party, and based on such documents and information as it has deemed appropriate, made its own credit analysis of the Loan Parties and decision to enter into this Agreement and that it will, independently and without reliance upon any other Credit Party, and based on such documents and information as it shall deem appropriate at the time, continue to make its own analysis and decisions in taking or not taking action under the Loan Documents. Except for notices, reports and other documents and information expressly required to be furnished to the Credit Parties by Agent hereunder, Agent shall not have any duty or responsibility to provide any Credit Party with any credit or other information concerning the affairs, financial condition or business of any Loan Party or any of its Affiliates or Subsidiaries that may come into the possession of Agent or any of its Affiliates or Subsidiaries.


    Section 15.7 Resignation of Agent. Agent may resign at any time by giving notice thereof to the Lenders and Borrowers. Upon any such resignation, the Required Lenders shall have the right to appoint a successor Agent. If no successor Agent shall have been so appointed by the Required Lenders and shall have accepted such appointment within thirty (30) days after the retiring Agent's giving of notice of resignation, then the retiring Agent may, on behalf of the other Credit Parties, appoint a successor Agent which shall be a commercial bank organized under the laws of the U.S. having combined capital and surplus of at least $100,000,000. Upon the acceptance of any appointment as Agent hereunder by a successor, such successor shall thereupon succeed to and become vested with all the rights, powers, discretion, privileges and duties of the retiring Agent, and the retiring Agent shall be discharged from its duties and obligations hereunder. After any retiring Agent's resignation hereunder as Agent, the provisions of this Article shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as Agent.


    Section 15.8 Enforcement. Each of the Lenders and L/C Issuer agrees that it shall not take any legal action, nor institute any actions or proceedings, against or with respect to any Collateral without the prior written consent of Agent. Without limiting the generality of the foregoing, no Lender may accelerate or otherwise enforce its portion of the Secured Obligations, or terminate its Commitment except in accordance with Section 13.2(b) or a set-off permitted under Section 16.4.


                                 ARTICLE 16

                                Miscellaneous
                                -------------
    Section 16.1 Notices.
         (a) Method of Communication. Except as specifically provided in this Agreement or in any of the other Loan Documents, all notices and the communications hereunder and thereunder shall be in writing or by telephone, subsequently confirmed in writing. Notices in writing shall be delivered personally or sent by certified or registered mail, postage prepaid, or by overnight courier, telex or facsimile transmission and shall be deemed received in the case of personal delivery, when delivered, in the case of mailing, when receipted for, in the case of overnight delivery, on the next Business Day after delivery to the courier, and in the case of telex and facsimile transmission, upon transmittal, provided that in the case of notices to Agent, notice shall be deemed to have been given only when such notice is actually received by Agent. A telephonic notice to Agent, as understood by Agent, will be deemed to be the controlling and proper notice in the event of a discrepancy with or failure to receive a confirming written notice.

         (b) Addresses for Notices. Notices to any party shall be sent to it at the address of such party set forth on the signature pages hereof, in any Assignment and Acceptance or any other address of which all the other parties are notified in writing.

         (c) Principal Office. Agent hereby designates its office located at 901 Main Street, Dallas, Dallas County, Texas 75202, or any subsequent office which shall have been specified for such purpose by written notice to Borrowers, as the office to which payments due are to be made and at which Loans will be disbursed.


    Section 16.2 Expenses. Borrowers agree to pay or reimburse on demand all costs and expenses incurred by any Credit Party, including, without limitation, the reasonable fees and disbursements of counsel, in connection with the following:
         (a) the negotiation, preparation, execution, delivery, administration, enforcement and termination of this Agreement and each of the other Loan Documents, whenever the same shall be executed and delivered, including, without limitation, the following:
             (i) the out-of-pocket costs and expenses incurred in connection with the administration and interpretation of this Agreement and the other Loan Documents;

             (ii)  the costs and expenses of appraisals of the Collateral;

             (iii) the costs and expenses of lien and title searches; and

             (iv) taxes, fees and other charges for filing the Financing Statements and continuations and the costs and expenses of taking other actions to perfect, protect and continue the Security Interests;

     provided, however, that in connection with any Person becoming a Lender hereunder, Borrower shall not be required to pay (i) the expenses incurred in excess of $5,000 of any such Person which becomes a Lender within ninety (90) days of the Agreement Date, and
     (ii) the expenses incurred of any such Person which becomes a Lender more than ninety (90) days after the Effective Date;

         (b) the preparation, execution and delivery of any waiver, amendment, supplement or consent by Agent and the Lenders relating to this Agreement or any of the other Loan Documents;

         (c) sums paid or incurred to pay any amount or take any action required of the Loan Parties under the Loan Documents that the Loan Parties fail to pay or take;

         (d) costs of inspections and verifications of the Collateral, including, without limitation, standard per diem fees charged by Agent, travel, lodging and meals (all of such travel, lodging and meals to be charged in conformity with NationsBank's internal policies and procedures) for inspections of the Collateral and the Loan Parties' operations and books and records by Agent's agents up to four (4) times per year and whenever an Event of Default exists;

         (e) costs and expenses of forwarding loan proceeds, collecting checks and other items of payment, and establishing and maintaining each Disbursement Account, Agency Account and Lockbox;

         (f) costs and expenses of preserving and protecting the Collateral;

         (g) consulting, after the occurrence of a Default, with one or more Persons, including appraisers, accountants and lawyers, concerning the value of any Collateral for the Secured Obligations or related to the nature, scope or value of any right or remedy of Agent or any Lender hereunder or under any of the Loan Documents, including any review of factual matters in connection therewith, which expenses shall include the fees and disbursements of such Persons;

         (h) reasonable costs and expenses paid or incurred to obtain payment of the Secured Obligations, enforce the Security Interests, sell or otherwise realize upon the Collateral, and otherwise enforce the provisions of the Loan Documents, or to prosecute or defend any claim in any way arising out of, related to or connected with this Agreement or any of the other Loan Documents, which expenses shall include the reasonable fees and disbursements of counsel and of experts and other consultants retained by Agent or any Lender; and

         (i) all reasonable attorney's fees and expenses (including, without limitation, the cost of internal counsel) incurred in connection with any of the foregoing other than attorneys' fees and expenses incurred by a Person in becoming a Lender hereunder not covered pursuant to Section 16.2(a).

 The foregoing shall not be construed to limit any other provisions of the

 Loan Documents regarding costs and expenses to be paid by Borrowers.
 Borrowers hereby authorize Agent to debit Borrowers' Loan Accounts (by increasing the principal amount of the Revolving Credit Loan) in the amount of any such costs and expenses owed by Borrowers when due. Without prejudice to the survival of any other agreement of Borrowers hereunder, the agreements and obligations of Borrowers contained in this Section 16.2 shall survive the payment in full of the Loans and all other amounts payable under this Agreement.


    Section 16.3 Stamp and Other Taxes. Borrowers will pay any and all stamp, registration, recordation and similar taxes, fees or charges and shall indemnify the Credit Parties against any and all liabilities with respect to or resulting from any delay in the payment or omission to pay any such taxes, fees or charges, which may be payable or determined to be payable in connection with the execution, delivery, performance or enforcement of this Agreement and any of the other Loan Documents or the perfection of any rights or security interest thereunder, including, without limitation, the Security Interest.


    Section 16.4 Right of Set-Off; Adjustments.
         (a) Upon the occurrence and during the continuance of any Event of Default, each Lender (and each of its Affiliates and Subsidiaries) is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other Indebtedness at any time owing by such Lender (or any of its Affiliates or Subsidiaries) to or for the credit or the account of Borrowers against any and all of the obligations of Borrowers now or hereafter existing under this Agreement and the Notes held by such Lender, irrespective of whether Agent or such Lender shall have made any demand under this Agreement or such Notes and although such obligations may be unmatured. Each Lender agrees promptly to notify Borrowers after any such set-off and application made by such Lender; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The rights of each Lender under this Section 16.4 are in addition to other rights and remedies (including, without limitation, other rights of set-off) that such Lender may have.

         (b) If any Lender (a "Benefitted Lender") shall at any time receive any payment of all or part of the Loans owing to it, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off or otherwise), in a greater proportion than any such payment to or collateral received by any other Lender, if any, in respect of such other Lender's Loans owing to it, or interest thereon, such Benefitted Lender shall purchase for cash from the other Lenders a participating interest in such portion of each such other Lender's Loans owing to it, or shall provide such other Lenders with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such Benefitted Lender to share the excess payment or benefits of such collateral or proceeds ratably with each of the Lenders; provided, however, that if all or any portion of such excess payment or benefit is thereafter recovered from such Benefitted Lender, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. Borrowers agree that any Lender so purchasing a participation from a Lender pursuant to this Section 16.4 may, to the fullest extent permitted by law, exercise all of its rights of payment (including the right of set-off) with respect to such participation as fully as if such Person were the direct creditor of Borrowers in the amount of such participation.

    Section 16.5 Litigation; Waiver of Trial by Jury. EACH LOAN PARTY AND CREDIT PARTY HEREBY KNOWINGLY, INTENTIONALLY AND VOLUNTARILY WAIVES TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND OR NATURE IN ANY COURT IN WHICH AN ACTION MAY BE COMMENCED BY OR AGAINST ANY LOAN PARTY OR CREDIT PARTY ARISING OUT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS, THE COLLATERAL OR ANY ASSIGNMENT THEREOF OR BY REASON OF ANY OTHER CAUSE OR DISPUTE WHATSOEVER BETWEEN OR AMONG ANY LOAN PARTY OR CREDIT PARTY OF ANY KIND OR NATURE. EACH SUCH PARTY ACKNOWLEDGES THAT SUCH WAIVER IS MADE WITH FULL KNOWLEDGE AND UNDERSTANDING OF THE NATURE OF THE RIGHTS AND BENEFITS WAIVED HEREBY AND WITH THE BENEFIT OF ADVICE OF COUNSEL OF ITS CHOOSING. EACH LOAN PARTY AND CREDIT PARTY HEREBY AGREES THAT THE FEDERAL COURT OF THE NORTHERN DISTRICT OF TEXAS AND THE FEDERAL COURTS IN ANY OTHER JURISDICTION WHERE A MATERIAL AMOUNT OF THE COLLATERAL IS LOCATED SHALL HAVE NONEXCLUSIVE JURISDICTION TO HEAR AND DETERMINE ANY CLAIMS OR DISPUTES BETWEEN OR AMONG ANY OF THE LOAN PARTIES AND THE CREDIT PARTIES, PERTAINING DIRECTLY OR INDIRECTLY TO THIS AGREEMENT OR THE OTHER LOAN DOCUMENTS OR TO ANY MATTER ARISING THEREFROM. EACH OF THE LOAN PARTIES EXPRESSLY SUBMITS AND CONSENTS IN ADVANCE TO SUCH JURISDICTION IN ANY ACTION OR PROCEEDING COMMENCED IN SUCH COURTS. WITHOUT LIMITING THE APPLICABILITY OF ANY LAW PROVIDING FOR SERVICE OF PROCESS UPON A STATUTORY AGENT AND NOTIFICATION THEREOF BY MAIL, EACH LOAN PARTY HEREBY WAIVES (TO THE FULLEST EXTENT ALLOWED BY LAW) PERSONAL SERVICE OF THE SUMMONS AND COMPLAINT OR OTHER PROCESS OR PAPERS ISSUED THEREIN AND AGREES (TO THE FULLEST EXTENT ALLOWED BY LAW) THAT SERVICE OF SUCH SUMMONS AND COMPLAINT OR OTHER PROCESS OR PAPERS MAY BE MADE BY REGISTERED OR CERTIFIED MAIL ADDRESSED TO SUCH LOAN PARTY AT THE ADDRESS OF SUCH LOAN PARTY SET FORTH ON THE SIGNATURE PAGES HEREOF. THE NONEXCLUSIVE CHOICE OF FORUM SET FORTH IN THIS SECTION SHALL NOT BE DEEMED TO PRECLUDE THE ENFORCEMENT OF ANY JUDGMENT OBTAINED IN SUCH FORUM OR THE TAKING OF ANY ACTION UNDER THIS AGREEMENT TO ENFORCE THE SAME IN ANY APPROPRIATE JURISDICTION.


    Section 16.6 Consent to Advertising and Publicity. With the prior written consent of OMC, which consent shall not be unreasonably withheld, Agent, on behalf of the Credit Parties, may issue and disseminate to the public information describing the credit accommodation entered into pursuant to this Agreement, including the name and address of the Loan Parties, the amount, interest rate, maturity, collateral and a general description of Loan Parties' business.


    Section 16.7 Reversal of Payments. Agent and each Lender shall have the continuing and exclusive right to apply, reverse and re-apply any and all payments to any portion of the Secured Obligations in a manner consistent with the terms of this Agreement. To the extent any Borrower makes a payment or payments to Agent, for the account of the Credit Parties, or any Credit Party receives any payment or proceeds of the Collateral for Borrowers' benefit, which payment(s) or proceeds or any part thereof are subsequently invalidated, declared to be fraudulent or preferential, set aside and/or required to be repaid to a trustee, receiver or any other party under any bankruptcy law, state or federal law, common law or equitable cause, then, to the extent of such payment or proceeds received, the Secured Obligations or part thereof intended to be satisfied shall be revived and continued in full force and effect, as if such payment or proceeds had not been received by Agent or such other Credit Party.


    Section 16.8 Accounting Matters. All financial and accounting calculations, measurements and computations made for any purpose relating to this Agreement, including, without limitation, all computations utilized by Borrowers to determine whether they are in compliance with any covenant contained herein, shall, unless this Agreement otherwise provides or unless Required Lenders shall otherwise consent in writing, be performed in accordance with GAAP.


    Section 16.9 Amendments.
         (a) Except as set forth in subsection (b) below, any term, covenant, agreement or condition of this Agreement or any of the other Loan Documents may be amended or waived, and any departure therefrom may be consented to by the Required Lenders, if, but only if, such amendment, waiver or consent is in writing signed by the Required Lenders and, in the case of an amendment (other than an amendment described in Section 16.9(d)), by each of the Loan Parties, and in any such event, the failure to observe, perform or discharge any such term, covenant, agreement or condition (whether such amendment is executed or such waiver or consent is given before or after such failure) shall not be construed as a breach of such term, covenant, agreement or condition or as a Default or an Event of Default. Unless otherwise specified in such waiver or consent, a waiver or consent given hereunder shall be effective only in the specific instance and for the specific purpose for which given. In the event that any such waiver or amendment is requested by Borrowers, Agent and the Lenders may require and charge a fee in connection therewith and consideration thereof in such amount as shall be determined by Agent and the Required Lenders in their discretion.

         (b) Except as otherwise set forth in this Agreement, without the prior unanimous written consent of the Lenders,
             (i) no amendment, consent or waiver shall affect the amount or extend the time of the obligation of the Lenders to make Loans or extend the originally scheduled time or times of payment of the principal of any Loan or alter the time or times of payment of interest on any Loan or the amount of the principal thereof or the rate of interest thereon or the amount of any commitment fee payable hereunder, or other fees payable ratably to the Lenders hereunder, or permit any subordination of the principal or interest on such Loan, permit the subordination of the Security Interests in any material Collateral or amend the provisions of Article 13 or of this Section 16.9(b),

             (ii) no material Collateral shall be released by Agent other than as specifically permitted in this Agreement,

             (iii) except to the extent expressly provided herein, the
                   definition of "Borrowing Base" shall not be amended,

             (iv) no Loan Party shall be released of its obligations under this Agreement or any other Loan Document;

             (v)   the definition of "Required Lenders" shall not be amended;
                   and

             (vi) the Termination Date with respect to the Revolving Credit Facility may not be amended;

    provided, however, that anything herein to the contrary notwithstanding, Required Lenders shall have the right to waive any Default or Event of Default and the consequences hereunder of such Default or Event of Default and shall have the right to enter into an agreement with any Loan Party providing for the forbearance from the exercise of any remedies provided hereunder or under the other Loan Documents without waiving any Default or Event of Default.

         (c) The making of Loans hereunder by the Lenders, or the issuance of any Letter of Credit by L/C Issuer, during the existence of a Default or Event of Default shall not be deemed to constitute a waiver of such Default or Event of Default.

         (d) a. Notwithstanding any provision of this Agreement or the other Loan Documents to the contrary, no consent, written or otherwise, of any Loan Party shall be necessary or required in connection with any amendment to Article 15 or Section 4.10, and any amendment to such provisions shall be effected solely by and among Agent and the Lenders, provided that no such amendment shall impose any obligation on Borrowers.


    Section 16.10 Assignment. All the provisions of this Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, except that the Loan Parties may not assign or transfer any of their rights under this Agreement.


     Section 16.11  Performance of Duties.
         (a) The Loan Parties obligations under this Agreement and each of the Loan Documents shall be performed by the Loan Parties at their sole cost and expense.

         (b) If any Loan Party shall fail to do any act or thing which it has covenanted to do under this Agreement or any of the other Loan Documents, Agent, on behalf of the Credit Parties, may (but shall not be obligated to) do the same or cause it to be done either in the name of Agent or the other Credit Parties or in the name and on behalf of any Loan Party, and each Loan Party hereby irrevocably authorizes Agent so to act.


    Section 16.12 Indemnification.
         (a) EACH LOAN PARTY AGREES TO INDEMNIFY AND HOLD HARMLESS AGENT AND EACH OTHER CREDIT PARTY AND EACH OF THEIR AFFILIATES AND SUBSIDIARIES AND THEIR RESPECTIVE OFFICERS, DIRECTORS, EMPLOYEES, AGENTS AND ADVISORS (EACH, AN "INDEMNIFIED PARTY") FROM AND AGAINST ANY AND ALL CLAIMS, DAMAGES, LOSSES, LIABILITIES, COSTS AND EXPENSES (INCLUDING, WITHOUT LIMITATION, REASONABLE ATTORNEYS' FEES AND EXPENSES) THAT MAY BE INCURRED BY OR ASSERTED OR AWARDED AGAINST ANY INDEMNIFIED PARTY, IN EACH CASE ARISING OUT OF OR IN CONNECTION WITH OR BY REASON OF (INCLUDING, WITHOUT LIMITATION, IN CONNECTION WITH ANY INVESTIGATION, LITIGATION OR PROCEEDING OR PREPARATION OF DEFENSE IN CONNECTION THEREWITH) THE LOAN DOCUMENTS, ANY OF THE TRANSACTIONS CONTEMPLATED HEREIN OR THE ACTUAL OR PROPOSED USE OF THE PROCEEDS OF THE LOANS (INCLUDING ANY OF THE FOREGOING ARISING FROM THE NEGLIGENCE OF THE INDEMNIFIED PARTY), EXCEPT TO THE EXTENT SUCH CLAIM, DAMAGE, LOSS, LIABILITY, COST OR EXPENSE IS FOUND IN A FINAL, NON-APPEALABLE JUDGMENT BY A COURT OF COMPETENT JURISDICTION TO HAVE RESULTED FROM SUCH INDEMNIFIED PARTY'S GROSS NEGLIGENCE OR WILLFUL MISCONDUCT. IN THE CASE OF AN INVESTIGATION, LITIGATION OR OTHER PROCEEDING TO WHICH THE INDEMNITY IN THIS SECTION 16.12 APPLIES, SUCH INDEMNITY SHALL BE EFFECTIVE WHETHER OR NOT SUCH INVESTIGATION, LITIGATION OR PROCEEDING IS BROUGHT BY ANY LOAN PARTY, ITS DIRECTORS, SHAREHOLDERS OR CREDITORS OR AN INDEMNIFIED PARTY OR ANY OTHER PERSON OR ANY INDEMNIFIED PARTY IS OTHERWISE A PARTY THERETO AND WHETHER OR NOT THE TRANSACTIONS CONTEMPLATED HEREBY ARE CONSUMMATED. EACH LOAN PARTY AGREES NOT TO ASSERT ANY CLAIM AGAINST AGENT, ANY OTHER CREDIT PARTY, ANY OF THEIR AFFILIATES OR SUBSIDIARIES OR ANY OF THEIR RESPECTIVE DIRECTORS, OFFICERS, EMPLOYEES, ATTORNEYS, AGENTS AND ADVISERS, ON ANY THEORY OF LIABILITY, FOR SPECIAL, INDIRECT, CONSEQUENTIAL OR PUNITIVE DAMAGES ARISING OUT OF OR OTHERWISE RELATING TO THE LOAN DOCUMENTS, ANY OF THE TRANSACTIONS CONTEMPLATED HEREIN OR THE ACTUAL OR PROPOSED USE OF THE PROCEEDS OF THE LOANS.

         (b) WITHOUT PREJUDICE TO THE SURVIVAL OF ANY OTHER AGREEMENT OF THE LOAN PARTIES HEREUNDER, THE AGREEMENTS AND OBLIGATIONS OF THE LOAN PARTIES CONTAINED IN THIS SECTION 16.12 SHALL SURVIVE THE PAYMENT IN FULL OF THE LOANS AND ALL OTHER AMOUNTS PAYABLE UNDER THIS AGREEMENT.


    Section 16.13 All Powers Coupled with Interest. All powers of attorney and other authorizations granted to Agent and the other Credit Parties and any Persons designated by Agent or the other Credit Parties pursuant to any provisions of this Agreement or any of the other Loan Documents shall be deemed coupled with an interest and shall be irrevocable so long as any of the Secured Obligations remain unpaid or unsatisfied.


    Section 16.14 Survival.  Notwithstanding any termination of this Agreement,
         (a) until all Secured Obligations have been irrevocably paid in full or otherwise satisfied, Agent, for the benefit of the Credit Parties, shall retain its Security Interest and shall retain all rights under this Agreement and each of the Security Documents with respect to such Collateral as fully as though this Agreement had not been terminated,

         (b) the indemnities to which Agent and the other Credit Parties are entitled under the provisions of this Article 16 and any other provision of this Agreement and the other Loan Documents shall continue in full force and effect and shall protect Agent and the other Credit Parties against events arising after such termination as well as before, and

         (c) in connection with the termination of this Agreement and the release and termination of the Security Interests, Agent, on behalf of itself as agent and the other Credit Parties, may require such assurances and indemnities as it shall reasonably deem necessary or appropriate to protect Agent and the other Credit Parties against loss on account of such release and termination, including, without limitation, with respect to credits previously applied to the Secured Obligations that may subsequently be reversed or revoked.


    Section 16.15 Titles and Captions. Titles and captions of Articles, Sections and subsections in this Agreement are for convenience only, and neither limit nor amplify the provisions of this Agreement.


    Section 16.16 Severability of Provisions. Any provision of this Agreement or any Loan Document which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective only to the extent of such prohibition or unenforceability without invalidating the remainder of such provision or the remaining provisions hereof or thereof or affecting the validity or enforceability of such provision in any other jurisdiction.


    Section 16.17 Governing Law. THIS AGREEMENT AND ALL OTHER LOAN DOCUMENTS SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF TEXAS, PROVIDED THAT TO THE EXTENT FEDERAL LAW WOULD ALLOW A HIGHER RATE OF INTEREST THAN WOULD BE ALLOWED BY THE LAWS OF THE STATE OF TEXAS, THEN WITH RESPECT TO THE PROVISIONS OF ANY LAWS WHICH PURPORT TO LIMIT THE AMOUNT OF INTEREST THAT MAY BE CONTRACTED FOR, CHARGED OR RECEIVED IN CONNECTION WITH ANY OF THE SECURED OBLIGATIONS, SUCH FEDERAL LAW SHALL APPLY.


    Section 16.18 Counterparts. This Agreement may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed shall be deemed to be an original and shall be binding upon all parties, their successors and assigns, and all of which taken together shall constitute one and the same agreement.


    Section 16.19 Reproduction of Documents. This Agreement, each of the other Loan Documents and all documents relating thereto, including, without limitation, (a) consents, waivers and modifications that may hereafter be executed, (b) documents received by Agent or any other Credit Party, and (c) financial statements, certificates and other information previously or hereafter furnished to Agent or any other Credit Party, may be reproduced by Agent or such other Credit Party by any photographic, photostatic, microfilm, microcard, miniature photographic or other similar process and such Person may destroy any original document so produced. Each party hereto stipulates that, to the extent permitted by Applicable Law, any such reproduction shall be as admissible in evidence as the original itself in any judicial or administrative proceeding (whether or not the original shall be in existence and whether or not such reproduction was made by Agent or such other Credit Party in the regular course of business), and any enlargement, facsimile or further reproduction of such reproduction shall likewise be admissible in evidence.


    Section 16.20 Term of Agreement. This Agreement shall remain in effect from the Agreement Date through the Termination Date and thereafter until all Secured Obligations shall have been irrevocably paid and satisfied in full. No termination of this Agreement shall affect the rights and obligations of the parties hereto arising prior to such termination.


    Section 16.21 Pro-Rata Participation.
         (a) Each Lender agrees that
             (i) if it or any of its Affiliates or Subsidiaries shall exercise any right of counterclaim, set-off, banker's lien or similar right, or if under any applicable bankruptcy, insolvency or other similar law it receives a secured claim the security for which is a debt owed by it to any Loan Party, it shall apportion the amount thereof, on a pro rata basis, between
                  (A) amounts at the time owed to it by Borrowers under this Agreement, and (B) amounts otherwise owed to it by any Loan Party, and

             (ii) if, as a result of the exercise of a right or the receipt of a secured claim and the apportionment thereof described in clause (i) of this Section 16.21(a) or otherwise, it shall receive payment of a proportion of the aggregate amount of principal and interest due with respect to the Secured Obligations owed to it under this Agreement greater than the proportion of such amounts then received by any other Lender, such Lender shall purchase a participation (which it shall be deemed to have purchased simultaneously upon the receipt of such payment) in the Secured Obligations then held by the other Lenders so that all such recoveries of principal and interest with respect to all Secured Obligations owed to each Lender shall be pro rata on the basis of its respective amount of the Secured Obligations owed to all Lenders, provided that if all or part of such proportionately greater payment received by such purchasing Lender is thereafter recovered by or on behalf of any Borrower from such Lender, such purchase shall be rescinded and the purchase price paid for such participation shall be returned to such Lender to the extent of such recovery, but without interest.

         (b) Each Lender which receives such a secured claim shall exercise its rights in respect of such secured claim in a manner consistent with the rights of the Lenders entitled under this Section 16.21 to share in the benefits of any recovery on such secured claim.

         (c) Each Loan Party expressly consents to the foregoing arrangements and agrees that any holder of a participation in any Secured Obligation so purchased or otherwise acquired may exercise any and all rights of banker's lien, set-off or counterclaim with respect to any and all monies owing by any Loan Party to such holder as fully as if such holder were a holder of such Secured Obligation in the amount of the participation held by such holder.


    Section 16.22 Interest Limitation. In no contingency or event whatsoever shall the amount of interest under the Loan Documents paid by Borrowers, received by the Lenders, agreed to be paid by Borrowers, or requested or demanded to be paid by the Lenders, exceed the Maximum Rate. In the event any such sums paid to the Lenders by Borrowers would exceed the Maximum Rate, the Lenders shall automatically apply such excess to any unpaid amount of the Secured Obligations or, if the amount of such excess exceeds said unpaid amount, such excess shall be paid to Borrowers, as applicable. All sums paid, or agreed to be paid, by Borrowers which are or hereafter may be construed to be compensation for the use, forbearance or detention of money shall be amortized, prorated, spread and allocated in respect of the Secured Obligations throughout the full term of this Agreement until the Secured Obligations are paid in full. Notwithstanding any provisions contained in the Loan Documents, or in any Notes or other related documents executed pursuant hereto, the Lenders shall never be entitled to receive, collect or apply as interest any amount in excess of the Maximum Rate and, in the event any Lender ever receives, collects or applies any amount in respect of Borrowers that otherwise would be in excess of the Maximum Rate, such amount shall automatically be deemed to be applied in reduction of the unpaid principal balance of the Secured Obligations and, if such principal balance is paid in full, any remaining excess shall forthwith be paid to Borrowers, as applicable. In determining whether or not the interest paid or payable under any specific contingency exceeds the Maximum Rate, Borrowers and the Lenders shall, to the maximum extent permitted under Applicable Law, (i) characterize any non-principal payment as a standby fee, commitment fee, prepayment charge, delinquency charge or reimbursement for a third-party expense rather than as interest, (ii) exclude voluntary prepayments and the effect thereof, and (iii) amortize, prorate, allocate and spread in equal parts throughout the entire period during which the Secured Obligations were outstanding the total amount of interest at any time contracted for, charged or received. Nothing herein contained shall be construed or so operate as to require Borrowers to pay any interest, fees, costs or charges greater than is permitted by Applicable Law. Subject to the foregoing, each Borrower hereby agrees that the actual effective rate of interest from time to time existing with respect to Loans made by the Lenders to Borrowers, including all amounts agreed to by Borrowers or charged or received by the Lenders, which may be deemed to be interest under Applicable Law, shall be deemed to be a rate which is agreed to and stipulated by Borrowers and the Lenders in accordance with Applicable Law.


    Section 16.23 Joint and Several Liability. All obligations of the Loan Parties under this Agreement are joint and several.


    Section 16.24 Mutual Benefit. Each of the Loan Parties is part of a combined enterprise the success and prosperity of which is dependent, in part, on the operations of each Loan Party. Each Loan Party has determined that entering into this Agreement is necessary or convenient to the conduct, promotion or attainment of the business of such Loan Party, and that executing and entering into this Agreement and the other Loan Documents is within its corporate purpose, will be of direct and indirect benefit to, will result in a reasonably equivalent value to, such Loan Party and is in its best interest.


    Section 16.25 Express Waivers By Loan Parties In Respect of Cross Guaranties and Cross Collateralization. Each Loan Party agrees as follows:
         (a) Each Loan Party hereby waives: (1) notice of acceptance of this Agreement; (2) notice of the making of any Loans, the issuance of any Letter of Credit or any other financial accommodations made or extended under the Loan Documents or the creation or existence of any Secured Obligations; (3) notice of the amount of the Secured Obligations, subject, however, to such Loan Party's right to make inquiry of Agent to ascertain the amount of the Secured Obligations at any reasonable time; (4) notice of any adverse change in the financial condition of any other Loan Party or of any other fact that might increase such Loan Party's risk with respect to such other Loan Party under this Agreement; (5) notice of presentment for payment, demand, protest and notice thereof as to any promissory notes or other instruments among the Loan Documents; and (7) all other notices (except if such notice is specifically required to be given to such Loan Party hereunder or under any of the other Loan Documents to which such Loan Party is a party) and demands to which such Loan Party might otherwise be entitled.

          (b) Each Loan Party hereby waives the right by statute or otherwise to require any Credit Party to institute suit against any other Loan Party or to exhaust any rights and remedies which such Credit Party has or may have against any other Loan Party. Each Loan Party further waives any defense arising by reason of any disability or other defense of any other Loan Party (other than the defense that the Secured Obligations shall have been fully and finally performed and indefeasibly paid) or by reason of the cessation from any cause whatsoever of the liability of any such Loan Party in respect thereof.

         (c) Each Loan Party hereby waives and agrees not to assert against any Credit Party: (i) any defense (legal or equitable), set-off, counterclaim or claim which such Loan Party may now or at any time hereafter have against any other Loan Party or any other party liable to the Credit Parties; (ii) any defense, set-off, counterclaim or claim of any kind or nature available to any other Loan Party against any Credit Party, arising directly or indirectly from the present or future lack of perfection, sufficiency, validity or enforceability of the Secured Obligations or any security therefor; (iii) any right or defense arising by reason of any claim or defense based upon an election of remedies by any Credit Party under any applicable law; (iv) the benefit of any statute of limitations affecting any other Loan Party's liability hereunder.

         (d) In addition to the foregoing waivers, each Loan Party hereby waives outright and absolutely, any right of subrogation such Loan Party has or may have against any other Loan Party with respect to the Secured Obligations. In addition, each Loan Party hereby waives any right to proceed against any other Loan Party, now or hereafter, for contribution, indemnity, reimbursement and any other suretyship rights and claims, whether direct or indirect, liquidated or contingent, whether arising under express or implied contract or by operation of law, which such Loan Party may now have or hereafter have as against any such other Loan Party with respect to the Secured Obligations. Each Loan Party also hereby waives any rights of recourse to or with respect to any asset of any other Loan Party. Each Loan Party agrees that in light of the immediately foregoing waivers, the execution of this Agreement shall not be deemed to make such Loan Party a "creditor" of any other Borrower, and that for purposes of Sections 547 and 550 of the Bankruptcy Code such Loan Party shall not be deemed a "creditor" of any other Loan Party.

         (e) Each Loan Party consents and agrees that, without notice to or by such Loan Party and without affecting or impairing the obligations of such Loan Party hereunder, the Credit Parties may, by action or inaction: (a) compromise, settle, extend the duration or the time for the payment of, or discharge the performance of, or may refuse to or otherwise not enforce the Loan Documents; (b) release all or any one or more parties to any one or more of the Loan Documents or grant other indulgences to any other Loan Party in respect thereof; (c) amend or modify in any manner and at any time (or from time to time) any of the Loan Documents; or (d) release or substitute any Guarantor or other Person liable for payment of the Secured Obligations, if any, or enforce, exchange, release or waive any security for the Secured Obligations or any Guaranty of the Secured Obligations.

         (f) The Credit Parties shall have the right to seek recourse against any Loan Party to the fullest extent provided for herein, and no election by any Credit Party to proceed in one form of action or proceeding, or against any party, or on any obligation, shall constitute a waiver of such Credit Party's right to proceed in any other form of action or proceeding or against other parties unless such Credit Party has expressly waived such right in writing. Specifically, but without limiting the generality of the foregoing, no action or proceeding by any Credit Party under any document or instrument evidencing the Secured Obligations shall serve to diminish the liability of any Loan Party under this Agreement or any other Loan Document except to the extent that the Credit Parties finally and unconditionally shall have realized indefeasible payment by such action or proceeding.

         (g) Each Loan Party represents and warrants to the Credit Parties that such Loan Party is currently informed of the financial condition of all other Loan Parties (including, without limitation, all other Guarantors) of all other circumstances which a diligent inquiry would reveal and which bear upon the risk of nonpayment of the Secured Obligations. Each Loan Party further represents and warrants to the Credit Parties that such Loan Party has read and understands the terms and conditions of the Loan Documents. Each Loan Party hereby covenants that such Loan Party will continue to keep informed of the financial condition of all other Loan Parties, and of all other circumstances which bear upon the risk of nonpayment or nonperformance of the Secured Obligations.


    Section 16.26 Judgment Currency. The payment obligations of any Loan Party under this Agreement or any of the other Loan Documents shall not be discharged by an amount paid in any currency other than Dollars, or in any other place than required by this Agreement or any such Loan Documents, to the extent that the amount so paid on conversion to Dollars and transferred to Agent in Dallas, Dallas County, Texas, U.S., under normal banking procedures does not yield the amount of Dollars due under this Agreement or any such other Loan Document. If for the purpose of obtaining judgment in any court it is necessary to convert a sum due under this Agreement or any of the other Loan Documents in any currency to another currency (the "Other Currency"), then the rate of exchange which shall be applied shall be the Spot Rate, determined as of the Business Day preceding the date on which such judgment is signed by the judge or other Person acting on behalf of such court. The payment obligations of any Loan Party in respect of any such amount due by it to any Credit Party pursuant to such judgment, notwithstanding the rate of exchange actually applied in rendering such judgment, shall be discharged only to the extent that on the Business Day following receipt by such Credit Party of any such sum in the Other Currency pursuant to such judgment, such Credit Party in accordance with normal banking procedures may purchase and transfer to Dallas, Dallas County, U.S., Dollars with the amount of the Other Currency so received.


    Section 16.27 Assignment to Agent; Renewal and Continuation; Non-Assumption By New Loan Parties; Deemed Allocation of Payments and Proceeds.
         (a) On the Agreement Date, and in connection with this Agreement, NationsBank has transferred and assigned, absolutely, to Agent, for the ratable benefit of the Credit Parties, the Original Agreement, the Existing Revolving Note, the Existing Obligations and the Existing Lien and Agent has assigned to each Lender a portion of the Existing Obligations corresponding to its Commitment Percentage. As of the Agreement Date, (i) the Original Agreement hereby is renewed, extended, amended, increased and restated by this Agreement, (ii) all of the Existing Obligations are hereby renewed, extended, increased and continued, and shall hereafter be deemed outstanding under and governed by, this Agreement and evidenced by the Revolving Credit Notes, (ii) the Existing Revolving Note hereby is renewed, extended, increased, amended and restated by the Revolving Credit Notes, and (iii) the Existing Lien hereby is renewed and continued and shall remain in full force and effect as security for the Secured Obligations, and for all purposes shall be deemed to be continued and included as a part of the Security Interest. Each of OMC and the other Loan Parties hereby consents to the acquisition by Agent, for the benefit of the Credit Parties, of the rights and interests described above and expressly agrees to the renewal, extension, increase, amendment, restatement and continuation of such rights and interests as described herein.

         (b) Notwithstanding Section 16.27(a) above or any other provisions of this Agreement or any other Loan Document, it is expressly agreed that no Person, if any, who hereafter becomes party to this Agreement as a Borrower (the "New Loan Parties") shall have any obligation or liability for, and the Security Interest granted by such Loan Parties shall not secure, any of the Existing Obligations. For these purposes, it is agreed that until receipt by Agent, for the benefit of the Credit Parties, of payments and proceeds of Collateral from any and all of the Loan Parties other than the New Loan Parties in an amount equal to the amount of the Existing Obligations existing on the Agreement Date, (i) all such payments and proceeds shall be deemed applied in reduction of that portion of the Obligations as is comprised by the Existing Obligations, and (ii) all payments and proceeds received by Agent from the New Loan Parties (including, without limitation, proceeds of Receivables of the New Loan Parties delivered to and applied by Agent pursuant to Section 9.1) shall be deemed applied in reduction of that portion of the Secured Obligations other than such portion as is comprised by the Existing Obligations or, if no such Secured Obligations exist as of any such receipt, held as Cash Collateral for any such Secured Obligations subsequently arising under this Agreement or the Loan Documents.


    Section 16.28 Confidentiality. Each Credit Party agrees to keep confidential any information furnished or made available to it by the Loan Parties pursuant to this Agreement that is marked confidential; provided that nothing herein shall prevent any Credit Party from disclosing such information
 (a) to any other Credit Party or any Affiliate of any Credit Party, or any officer, director, employee, agent or advisor of any Credit Party or Affiliate of any Credit Party, (b) to any other Person if reasonably incidental to the administration of the credit facility provided herein, (c) as required by any Applicable Law, (d) upon the order, request or demand of any Governmental Authority, (e) that is or becomes available to the public or that is or becomes available to any Credit Party other than as a result of a disclosure by any Credit Party prohibited by this Agreement, (f) in connection with any litigation to which such Credit Party or any of its Affiliates may be a party,
 (g) to the extent necessary in connection with the exercise of any remedy under this Agreement or any other Loan Document, and (h) subject to provisions substantially similar to those contained in this Section, to any actual or proposed participant or assignee.


    Section 16.29 Additional Borrower(s), Guarantor(s). The Loan Parties contemplate that, from time to time, they may propose one or more Subsidiaries of OMC to become party to this Agreement as a Borrower and/or a Guarantor. Addition of any such Person as a party to this Agreement is subject to approval of Agent and the Lenders, and may be conditioned upon such requirements as they may determine in their discretion, including, without limitation, (i) the furnishing of such financial and other information as Agent or any such Lender may request, (ii) approval by all appropriate approval authorities of Agent and each such Lender, (iii) execution and delivery by the Loan Parties, such Person, Agent and the Lenders of such agreements and other documentation (including, without limitation, an amendment to this Agreement or any other Loan Document), and the furnishing by such Person or any of the Loan Parties of such certificates, opinions and other documentation, as Agent and any such Lender may request.
 Notwithstanding the foregoing, neither Agent nor any Lender shall have any obligation to approve any such Person for addition as a party to this Agreement.

     THIS WRITTEN AGREEMENT REPRESENTS THE FINAL AGREEMENT BETWEEN THE PARTIES AND MAY NOT BE CONTRADICTED BY EVIDENCE OF PRIOR, CONTEMPORANEOUS OR SUBSEQUENT ORAL AGREEMENTS OF THE PARTIES. THERE ARE NO ORAL AGREEMENTS BETWEEN THE PARTIES.

    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their duly authorized officers in several counterparts all as of the day and year first written above.

                                   BORROWERS:

                                   OUTBOARD MARINE CORPORATION

                                   By: ROBERT S. ROMANO
                                       ----------------
                                 Name: Robert S. Romano
                                Title: Vice President, General
                                        Counsel and Secretary

                                   By: ANDREW P. HINES
                                       ---------------
                                 Name: Andrew P. Hines
                                Title: Executive Vice President
                                        and Chief Financial
                                        Officers

                  Address for Notices: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: Treasurer
                             Telecopy: (847) 689-5661

                       with a copy to: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: General Counsel
                             Telecopy: (847) 689-6246

                                   OMC ALUMINUM BOAT GROUP, INC.

                                   By: ROBERT S. ROMANO
                                       ----------------
                                 Name: Robert S. Romano
                                Title: President and Secretary

                                   By: GORDON G. REPP
                                       --------------
                                 Name: Gordon G. Repp
                                Title: Assistant Secretary
                                        and Treasurer

                  Address for Notices: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: Treasurer
                             Telecopy: (847) 689-5661

                       with a copy to: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: General Counsel
                             Telecopy: (847) 689-6246


                                   OMC FISHING BOAT GROUP, INC.

                                   By: ROBERT S. ROMANO
                                       ----------------
                                 Name: Robert S. Romano
                                Title: President and Secretary

                                   By: GORDON G. REPP
                                       --------------
                                 Name: Gordon G. Repp
                                Title: Assistant Secretary
                                        and Treasurer

                  Address for Notices: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: Treasurer
                             Telecopy: (847) 689-5661

                       with a copy to: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: General Counsel
                             Telecopy: (847) 689-6246


                                   OMC LATIN AMERICA/CARIBBEAN, INC.

                                   By: ROBERT S. ROMANO
                                       ----------------
                                 Name: Robert S. Romano
                                Title: Vice President and Secretary

                                   By: GORDON G. REPP
                                       --------------
                                 Name: Gordon G. Repp
                                Title: Assistant Secretary
                                        and Treasurer

                  Address for Notices: 100 Sea-Horse Drive

                                       Waukegan, Illinois  60085
                            Attention: Treasurer
                             Telecopy: (847) 689-5661

                       with a copy to: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: General Counsel
                             Telecopy: (847) 689-6246


                                   RECREATIONAL BOAT GROUP
                                     LIMITED PARTNERSHIP

                                   By:  OMC Recreational BoatGroup, Inc.,
                                        General Partner

                                   By: ROBERT S. ROMANO
                                       ----------------
                                 Name: Robert S. Romano
                                Title: Vice President and Secretary

                                   By: GORDON G. REPP
                                       --------------
                                 Name: Gordon G. Repp
                                Title: Assistant Secretary
                                        and Treasurer

                  Address for Notices: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: Treasurer
                             Telecopy: (847) 689-5661

                       with a copy to: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: General Counsel
                             Telecopy: (847) 689-6246


                                   GUARANTOR:

                                   OMC RECREATIONAL BOAT GROUP, INC.

                                   By: ROBERT S. ROMANO
                                       ----------------
                                 Name: Robert S. Romano
                                Title: Vice President and Secretary

                                   By: GORDON G. REPP
                                       --------------
                                 Name: Gordon G. Repp
                                Title: Assistant Secretary
                                        and Treasurer

                  Address for Notices: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: Treasurer
                             Telecopy: (847) 689-5661

                       with a copy to: 100 Sea-Horse Drive
                                       Waukegan, Illinois  60085
                            Attention: General Counsel
                             Telecopy: (847) 689-6246

                                AGENT:

                                   NATIONSBANK OF TEXAS, N.A.

                                   By: JOSEPH LEHRER
                                       -------------
                                 Name: Joseph Lehrer
                                Title: Vice President

                  Address for Notices: 901 Main Street, 6th Floor
                                       Dallas, Texas  75202
                                 Attn: Business Credit Regional
                                       Manager: URGENT
                        Facsimile No.: (214) 508-0480



                              LENDERS:

 Commitment                        NATIONSBANK OF TEXAS, N.A.
  Amount:  $150,000,000

                                   By: JOSEPH LEHRER
                                       -------------
                                 Name: Joseph Lehrer
                                Title: Vice President

                  Address for Notices: 901 Main Street, 6th Floor
                                       Dallas, Texas  75202
                                 Attn: Business Credit Regional
                                       Manager: URGENT
                        Facsimile No.: (214) 508-0480

                                       Applicable Lending Office for Base
                                       Rate Loans:
                                       NationsBank of Texas, N.A.
                                       901 Main Street, 6th Floor
                                       Dallas, Texas 75202

                                       Applicable Lending Office for
                                       Eurodollar Loans:
                                       NationsBank of Texas, N.A.
                                       901 Main Street, 6th Floor
                                       Dallas, Texas 75202

                                                            EXHIBIT 11

              OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                   COMPUTATION OF PER SHARE EARNINGS
                             (UNAUDITED)

                                             Post-Merger     Pre-Merger
                                               Company        Company
                                             -----------     ----------
                                                  Three Months Ended
                                                     December 31
 (In millions except amounts per share)          1997           1996
                                                ------         ------
 Basic Earnings Per Share:
   Net Earnings (Loss)                        $ (12.9)       $ (14.3)
                                                ======         ======

   Weighted Average Number of Shares             20.4           20.2
                                                ======         ======

   Basic Earnings (Loss) Per Share            $ (0.63)       $ (0.71)
                                                ======         ======

 Diluted Earnings Per Share:
   Net Earnings (Loss)                        $ (12.9)       $ (14.3)
   Add: After-Tax Interest and
    Related Expense Amortization
    on 7% Convertible
    Subordinated Debentures                        --            0.9
                                                ------         ------
   Net Earnings (Loss) Adjusted               $ (12.9)       $ (13.4)
                                                ======         ======

   Weighted Average Number of Shares             20.4           20.2
   Weighted Average Common Shares
    Assuming Conversion of 7%
    Convertible Subordinated
    Debentures                                     --            3.4
                                                ------         ------

   Average Shares Outstanding                    20.4           23.6
                                                ======         ======

   Diluted Earnings (Loss) Per Share          $ (0.63)        $    *
                                                ======         ======

   * The computation of diluted earnings per share of common stock is antidilutive; therefore, the amount reported for basic and diluted earnings per share is the same.