Form 10-Q
period 1998-03-31
OUTBOARD MARINE CORP
filed 1998-05-15
CIK 75149

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

 (Mark One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended March 31, 1998.

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

 Number of shares of Common Stock of $0.01 par value outstanding at April 30, 1998 was 20,420,000 shares.

 Exhibit Index Page 22.
                                     -1-

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 1
                            FINANCIAL INFORMATION

                            FINANCIAL STATEMENTS
                               March 31, 1998


 Financial statements required by this form:

                                                               Page
                                                               ----
 Condensed Statements of Consolidated Earnings                  3

 Condensed Statements of Consolidated Financial Position        4

 Condensed Statements of Consolidated Cash Flows                6

 Notes to Condensed Consolidated Financial Statements           7

 OUTBOARD MARINE CORPORATION
 Condensed Statements of Consolidated Earnings
 (Unaudited)

                                                      Three Months Ended                   Six Months Ended
                                                            March 31                           March 31
                                                 -----------------------------      -----------------------------
                                                  Post-Merger  |   Pre-Merger        Post-Merger  |   Pre-Merger
                                                    Company    |    Company            Company    |    Company
                                                    -------    |    -------            -------    |    -------
 (Dollars in millions except amounts per share)       1998     |      1997               1998     |      1997
                                                    -------    |    -------            -------    |    -------
 Net Sales                                          $ 264.3    |    $ 237.0            $ 475.5    |    $ 434.1
                                                               |                                  |
 Cost of Goods Sold                                   204.2    |      200.5              377.9    |      374.9
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
   Gross earnings                                      60.1    |       36.5               97.6    |       59.2
                                                               |                                  |
 Selling, General and Administrative Expense           58.2    |       49.5              102.5    |       91.9
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
   Earnings (Loss) from operations                      1.9    |      (13.0)              (4.9)   |      (32.7)
                                                               |                                  |
 Non-Operating Expense (Income):                               |                                  |
   Interest expense                                     6.7    |        4.0               14.4    |        8.4
   Other, net                                          (2.5)   |      (10.7)              (4.9)   |      (21.3)
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
                                                        4.2    |       (6.7)               9.5    |      (12.9)
                                                     -------   |     --------           -------   |     --------
                                                               |                                  |
   Earnings (Loss) before provision for income                 |                                  |
    taxes                                              (2.3)   |       (6.3)             (14.4)   |      (19.8)
                                                               |                                  |
 Provision for Income Taxes                             1.0    |        1.0                1.8    |        1.8
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
           Net earnings (loss)                      $  (3.3)   |    $  (7.3)           $ (16.2)   |    $ (21.6)
                                                     =======   |     =======            =======   |     =======
                                                               |                                  |
 Net Earnings (Loss) Per Share of Common Stock                 |                                  |
                                                               |                                  |
           Basic                                    $ (0.16)   |    $ (0.36)           $ (0.79)   |    $ (1.07)
                                                     =======   |     =======            =======   |     =======
                                                               |                                  |
           Diluted                                  $ (0.16)   |    $ (0.36)           $ (0.79)   |    $ (1.07)
                                                     =======   |     =======            =======   |     =======
                                                               |                                  |
 Average Shares of Common Stock Outstanding            20.4    |       20.2               20.4    |       20.2


 The accompanying notes are an integral part of these statements.


 Outboard Marine Corporation
 Condensed Statements of Consolidated Financial Position

                                                 (Unaudited)
                                                 -----------
                                                 Post-Merger         Post-Merger
                                                   Company             Company
                                                   -------             -------
                                                  March 31,         September 30,
 (Dollars in millions)                              1998                1997
                                                  ---------           ---------
 Assets
 Current Assets:
  Cash and cash equivalents                      $    49.1           $    54.4
  Receivables                                        179.3               153.2

  Inventories
    Finished Products                                 79.4                62.1
    Raw Material, Work in Process
     and Service Parts                               114.4               114.8
                                                  ---------           ---------
     Total Inventories                               193.8               176.9

  Other current assets                                40.7                86.5
                                                  ---------           ---------
     Total Current Assets                            462.9               471.0

  Product Tooling, net                                33.1                34.2
  Goodwill                                           247.1               250.2
  Trademarks, Patents and Other Intangibles           82.3                83.9
  Other Assets                                       127.8               129.5

  Plant and Equipment at cost                        210.2               210.2
     Less Accumulated Depreciation                   (11.2)                 --
                                                  ---------           ---------
                                                     199.0               210.2
                                                  ---------           ---------
        Total Assets                             $ 1,152.2           $ 1,179.0
                                                  =========           =========
                                     -4-


 Liabilities and Shareholders' Investment
 Current Liabilities:
  Loan payable                                   $   220.7           $    96.0
  Accounts payable                                    66.6               142.0
  Accrued and other                                  200.2               182.0
  Accrued income taxes                                 5.9                 6.6
  Current maturities and sinking fund
    requirements of long-term debt                    11.2                72.9
                                                  ---------           ---------
    Total Current Liabilities                        504.6               499.5

 Long-Term Debt                                       92.9               103.8
 Postretirement Benefits Other than Pensions          95.4                96.0
 Other Non-Current Liabilities                       202.2               202.7

 Shareholders' Investment:
  Common stock and capital surplus                   277.1               277.0
  Accumulated earnings employed in the business      (16.2)                 --
  Cumulative translation adjustments                  (3.8)                 --
                                                  ---------           ---------
    Total shareholders' investment                   257.1               277.0
                                                  ---------           ---------
        Total Liabilities and Shareholders'
        Investment                               $ 1,152.2           $ 1,179.0
                                                  =========           =========

 The accompanying notes are an integral part of these statements.


 Outboard Marine Corporation
 Condensed Statements of Consolidated Cash Flows
 (Unaudited)

                                                                 Six Months Ended
                                                                      March 31
                                                        -----------------------------------
                                                          Post-Merger    |     Pre-Merger
                                                            Company      |       Company
                                                         ---------------------------------
 (Dollars in millions)                                       1998        |        1997
                                                           --------      |      --------
 Cash Flows from Operating Activities:                                   |
                                                                         |
 Net earnings (loss)                                      $ (16.2)       |     $ (21.6)
 Adjustments to reconcile net earnings (loss) to net                     |
  cash provided by operations:                                           |
   Depreciation and amortization                             27.4        |        27.0
   Changes in current accounts excluding the effects                     |
    of acquisitions and noncash transactions:                            |
    Decrease (increase) in receivables                      (27.6)       |         3.9
    Increase in inventories                                 (17.8)       |        (9.3)
    Decrease in other current assets                         45.7        |         0.8
    Decrease in accounts payable and accrued                             |
     liabilities                                            (57.1)       |        (3.8)
    Other, net                                               (3.9)       |        (5.9)
                                                           -------       |      -------
       Net cash provided by (used for) operating                         |
        activities                                          (49.5)       |        (8.9)
                                                                         |
 Cash Flows from Investing Activities:                                   |
                                                                         |
 Expenditures for plant and equipment, and tooling          (11.9)       |       (22.7)
 Proceeds from sale of plant and equipment                    6.3        |        12.3
 Other, net                                                   0.5        |        (0.3)
                                                           -------       |      -------
       Net cash used for investing activities                (5.1)       |       (10.7)
                                                                         |
 Cash Flows from Financing Activities:                                   |
                                                                         |
 Net increase in short-term debt                            124.7        |          --
 Payments of long-term debt, including current maturities   (75.1)       |          --
 Cash dividends paid                                           --        |        (6.0)
 Other, net                                                   0.1        |         0.1
                                                           -------       |      -------
       Net cash used for financing activities                49.7        |        (5.9)
                                                                         |
 Exchange Rate Effect on Cash                                (0.4)       |        (0.5)
                                                           -------       |      -------
 Net decrease in Cash and Cash Equivalent                    (5.3)       |       (26.0)
 Cash and Cash Equivalents at Beginning of Period            54.4        |        95.5
                                                           -------       |      -------
 Cash and Cash Equivalents at End of Period               $  49.1        |     $  69.5
                                                           =======       |      =======
                                                                         |
 Supplemental Cash Flow Disclosures:                                     |
  Interest paid                                           $  12.8        |     $   8.0
  Income taxes paid                                       $   2.4        |     $   3.3
                                                           =======       |      =======

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

The Post-Merger Company Condensed Statement of Consolidated Financial Position as of March 31, 1998 and the related Post-Merger Company Statement of Consolidated Earnings for the three and six months ended March 31, 1998 and Consolidated Cash Flow for the six months ended March 31, 1998 are not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price at September 30, 1997 has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $844.9 million and $902.0 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. Purchase accounting included liabilities of $136.9 million for implementation and execution of business reorganizations. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized. The excess purchase price over fair value of the net assets acquired was $250.2 million and has been classified as goodwill in the Statement of Consolidated Financial Position at September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.


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

3.  SHORT-TERM BORROWINGS

The Company became obligated under a credit agreement, as amended, which provides for loans of up to $150 million (the "Acquisition Debt"). Amounts outstanding under this credit agreement are secured by 20.4 million shares of common stock of the Post-Merger Company and bear interest at 10%. The Acquisition Debt matures on June 16, 1998. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002. At March 31, 1998, the full $150 million principal amount of the Acquisition Debt was outstanding.

The full amount of the Acquisition Debt matures on June 16, 1998. The Company and its Parent believe the Company will be able to raise funds to refinance such debt through the sale of debt or equity in the public or private markets by the maturity date of the Acquisition Debt.

Effective January 6, 1998, the Company entered into a $150 million Amended and Restated Loan and Security Agreement which expires December 31, 2000 and at March 31, 1998, $70.7 million was outstanding. Any loans outstanding under this agreement will be secured by the Company's inventory, receivables, intellectual property and other current assets and are guaranteed by certain of the Company's operating subsidiaries.

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

Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of their ability to pay. As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At March 31, 1998, the Company has accrued approximately $23 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

In the six months ended March 31, 1997, the Company recovered insurance proceeds of $6.1 million for prior environmental charges which is included in non-operating expense (income) in the Statement of Consolidated Earnings.

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

                                                        Six Months Ended
                                                         March 31, 1997

         (Dollars in millions, except per share data)
                                                           (Unaudited)

         Net sales                                           $ 434.1
         Cost of goods sold                                    374.2
                                                               ------
          Gross earnings                                        59.9
         Selling, general and administrative expense            95.6
                                                               ------
          Earnings (Loss) from operations                      (35.7)
         Interest expense                                       14.5
         Other (income) expense, net                           (21.3)
                                                               ------
          Loss before provision for income taxes               (28.9)
         Provision for income taxes                              1.8
                                                               ------
          Net loss                                           $ (30.7)
                                                               ======
         Net loss per share of common stock
          (basic and diluted)                                $ (1.50)
                                                               ======

         Shares outstanding                                     20.4
                                                               ======


6.  STOCK OPTION PLAN

On March 10, 1998, the Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of key employees of the Company. All employees are eligible to participate in PROP. PROP replaced all long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and (ii) grants of stock options, shares of restricted stock, phantom shares of stock or stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares of currently authorized common stock of the Company. Grants under PROP are discretionary.

Stock option grants under PROP through March 31, 1998 were 587,245, of which, 96,133 were vested upon grant. The remaining grants vest as follows: 94,445 in fiscal 1998, 176,667 in fiscal 1999, 121,115 in fiscal 2000, and 98,885 thereafter. The grants are exercisable at $18 per share and expire ten years after date of grant. The Company accounts for PROP under APB Opinion No. 25, and has not recorded any compensation expense for grants through March 31, 1998 as the exercise price of the stock option approximates fair market value of the Company's stock on the date of grant.

7.  RECENTLY ADOPTED ACCOUNTING STANDARDS

In fiscal 1999, the Company will implement three accounting standards issued by the Financial Accounting Standards Board, SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company believes that these changes will have no effect on its financial position or results of operations as they require only changes in or additions to current disclosures.

In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities", which provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the quarter ended September 30, 1997. The change in accounting estimate required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites. The initial expense for implementation of SOP 96-1 was $7.0 million, charged to selling, general and administrative expense in the quarter ended September 30, 1997.

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 2
                            FINANCIAL INFORMATION

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               March 31, 1998


GENERAL

    Industry Overview. In general, the recreational marine industry is highly cyclical. Industry sales are impacted by the general state of the economy, interest rates, consumer spending, technology, dealer effectiveness, demographics, fuel availability and government regulations. In addition, the Company's business is impacted by weather patterns. For example, excessive rain during the Spring and Summer, the peak retail sales periods, or unseasonably cool weather and prolonged winter conditions may curtail customer demand for the Company's products.

    New Management Initiatives. On September 12, 1997, Greenmarine Holdings acquired control of the Company. Since that time the Company has assembled a new, highly-experienced senior management team led by David D. Jones. The new senior management team has developed a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. As part of its strategic business plan, the Company has begun to implement a series of initiatives to reduce operating costs, improve the Company's operating practices, and rationalize its facilities, workforce and product lines.

    In January 1998, the Company began the rationalization of its boat manufacturing operations by closing its Old Hickory, Tennessee facility and consolidating the freshwater fishing operations at the Company's Murfreesboro, Tennessee facility. The Company also began the consolidation of its saltwater fishing operations at its Columbia, South Carolina facility. In addition, as part of the Company's plan to improve operating efficiencies and reduce costs, the Company has reduced its workforce by approximately 540 employees as of March 31, 1998, primarily within the Company's boat operations. In April 1998, the Company announced that it would close its research facility in Waukesha, Wisconsin.

    In March 1998, the Company announced a lean manufacturing initiative for its marine power manufacturing operations. The first phase of this initiative has been introduced at the Company's final assembly plant in Calhoun, Georgia. This initiative is expected to substantially reduce costs, shorten production times, lower inventory and dramatically improve the Company's responsiveness to dealer and consumer demand. The Company has also implemented a strategic purchasing program which was announced in January 1998. This program is designed to reduce purchasing costs by consolidating purchasing across vendors, integrating suppliers into the product design process at an early stage and designing products for lower cost.

    Management anticipates that the measures implemented to date will result in overall cost reductions of over $17.0 million annually, a portion of which the Company anticipates will be realized in fiscal 1998. The Company believes that these savings represent permanent reductions in its cost structure and anticipates further savings from the full implementation of all elements of the Company's strategy. There can be no assurance, however, that these programs will achieve the anticipated savings in fiscal 1998 or that additional cost savings will be achieved.

    Introduction of FICHT Engines. All marine engine manufacturers are facing the challenge of meeting the EPA's emission standards which require manufacturers to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. Partly in response to these EPA emission standards, the Company introduced its new Johnson and Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. The higher manufacturing costs of the FICHT fuel injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which do not meet the new EPA standards, continue to be available. To date, the Company estimates that it has spent approximately $50.0 million on low-emission technology, and by the Year 2006 the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emission standards. The Company expenses its research and development costs as they are incurred.

    Purchase Accounting. On September 12, 1997, Greenmarine Holdings acquired control of the Company by consummating the Tender Offer. On September 30, 1997, Greenmarine Holdings' acquisition subsidiary was merged with and into the Company, with the Company being the surviving entity of the merger. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $844.9 million and $902.0 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. As part of the initial purchase price allocation, the Company accrued an aggregate amount of $136.9 million for implementation and execution of business reorganizations, including product line rationalization, implementation of the lean manufacturing realignment, implementation of the Company's purchasing initiatives, plant restructuring and reduction of the Company's workforce. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized. The excess purchase price over fair value of the net assets acquired was $250.2 million and has been classified as goodwill in the Statement of Consolidated Financial Position as of September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years. Accordingly, the Company's results of operations for the six months ended March 31, 1998 are not comparable to its results of operations in earlier periods.

    Seasonality. The Company's business is seasonal due to the impact of the buying patterns of its dealers and consumers. The Company's peak revenue periods historically have been its third and fourth fiscal quarters ending June 30 and September 30, respectively. Accordingly, the Company's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's second fiscal quarter and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowings averaged $2.9 million and $5.7 million in 1997 and 1996, respectively, with month-end peak borrowings of $29.0 million and $15.0 million in February 1997 and 1996, respectively. To date in fiscal 1998, month-end peak borrowings were $70.7 million in February and March.


RESULTS OF OPERATIONS

PERIODS ENDED MARCH 31, 1998 COMPARED TO PERIODS ENDED MARCH 31, 1997

    Net Sales. Net sales increased to $264.3 million in the three months ended March 31, 1998 from $237.0 million in the three months ended March 31, 1997, an increase of 11.5%. Net sales increased to $475.5 million in the six months ended March 31, 1998 from $434.1 million in the six months ended March 31, 1997, an increase of 9.5%. U.S. revenues, which accounted for 75% of total sales, increased 11.1% during the six months ended March 31, 1998 while international sales increased 5.3%. The Company's sales increase was attributable primarily to higher volume sales in the United States of marine engines in the current fiscal year, which increased 25.1% over the prior year period. Engine sales were depressed in the first half of fiscal 1997 as a result of the Company's program to restrain engine production in order to assist dealers in reducing inventory levels. In the first quarter of fiscal 1997, the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. This production suspension adversely affected the Company's sales and margins in the first half of fiscal 1997.

    Cost of Goods Sold. Cost of goods sold increased to $204.2 million in the three months ended March 31, 1998 from $200.5 million in the three months ended March 31, 1997, an increase of $3.7 million or 1.8%. Cost of goods sold was 77.3% of net sales in the three months ended March 31, 1998 as compared with 84.6% of net sales in the three months ended March 31, 1997. Cost of goods sold increased to $377.9 million in the six months ended March 31, 1998 from $374.9 in the six months ended in March 31, 1997, an increase of $3.0 million or 0.8%. Cost of goods sold was 79.5% of net sales in the six months ended March 31, 1998 as compared with 86.4% of net sales in the six months ended March 31, 1997. The improvements in the Company's gross margin in the current year reflected increased manufacturing efficiencies at engine plants and a better absorption of costs, primarily due to higher sales volume. In addition, in the first quarter of fiscal 1997, the Company's cost of goods sold was negatively impacted by the production suspension discussed above in Net Sales.

    Selling, General and Administrative ("SG&A") Expense. SG&A expense increased to $58.2 million in the three months ended March 31, 1998 from $49.5 million in the three months ended March 31, 1997, an increase of $8.7 million or 17.6%. SG&A expense as a percentage of net sales increased to 22.0% in the three months ended March 31, 1998 from 20.9% in the three months ended March 31, 1997. SG&A expense increased to $102.5 million in the six months ended March 31, 1998 from $91.9 million in the six months ended March 31, 1997, an increase of $10.6 million or 11.5%. SG&A expense as a percentage of net sales increased to 21.6% in the six months ended March 31, 1998 from 21.2% in the six months ended March 31, 1997. The changes in SG&A expense in the current year reflected higher amortization of goodwill and intangibles due to purchase accounting and higher warranty expense due to extended warranty coverage on certain new models.

    Earnings (Loss) from Operations. Earnings from operations was $1.9 million in the three months ended March 31, 1998 compared with a loss of $13.0 million in the three months ended March 31, 1997, an improvement of $14.9 million. Loss from operations decreased to $4.9 million for the six months ended March 31, 1998 from a loss of $32.7 million for the six months ended March 31, 1997, a decrease of $27.8 million or 85.0%. The improvements were primarily attributable to the increase in sales coupled with better absorption of costs as described above.

    Non-Operating Expense (Income). Interest expense increased to $6.7 million in the three months ended March 31, 1998 from $4.0 million in the three months ended March 31, 1997, an increase of $2.7 million. Interest expense increased to $14.4 million in the six months ended March 31, 1998 from $8.4 million in the six months ended March 31, 1997, an increase of $6.0 million. The increases resulted from the new debt structure in place after the Greenmarine Acquisition. Other non-operating income was $2.5 million in the three months ended March 31, 1998 compared to $10.7 million in the three months ended March 31, 1997. Other non-operating income was $4.9 million in the six months ended March 31, 1998 compared to $21.3 million in the six months ended March 31, 1997. The three months ended March 31, 1997 amount included non-recurring income of $8.8 million which was due primarily to a favorable lawsuit settlement and gain on sale of fixed assets. The six months ended March 31, 1997 amount included non-recurring income, including insurance recovery and a lawsuit settlement, as well as gains on disposition of fixed assets.

    Provision (Credit) for Income Taxes. Provision (credit) for income taxes was $1.0 million in the three months ended March 31, 1998 and $1.0 million in the three months ended March 31, 1997. Provision (credit) for income taxes was $1.8 million in the six months ended March 31, 1998 and $1.8 million in the six months ended March 31, 1997. The provision for income taxes for the three and six months ended March 31, 1998 and 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

    As a result of the Greenmarine Acquisition, the Statement of Consolidated Financial Position as of September 30, 1997 was prepared using the purchase method of accounting which reflects the fair values of assets acquired and liabilities assumed. The excess of the total acquisition cost over the estimated fair value of assets acquired and liabilities assumed at the date of acquisition was estimated initially at $250.2 million. The financial statements reflect the preliminary allocation of purchase price, as the purchase price allocation has not been finalized. Accordingly, the Statement of Condensed Consolidated Financial Position as of March 31, 1998 is not comparable to that as of March 31, 1997 because of the purchase accounting adjustments.

    The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the first fiscal quarter and peaking in the second fiscal quarter. Current assets at March 31, 1998 decreased $8.1 million from September 30, 1997. Cash and cash equivalents at March 31, 1998 decreased $5.3 million from September 30, 1997, while receivables increased $26.1 million due primarily to higher sales in line with the seasonal nature of the Company's business. Inventories at March 31, 1998 increased $16.9 million from September 31, 1997 also due to seasonality. Other current assets at March 31, 1998 decreased $45.8 million from September 30, 1997 primarily due to a reduction in a trust depository that funded the remaining untendered outstanding shares of the Company's common stock and due to the redemption of deposits for letters of credit. Accounts payable at March 31, 1998 decreased $75.4 million from September 30, 1997 due to payments to Company shareholders for untendered outstanding stock and to other payments relating to the change of control. Accrued liabilities increased $18.2 million due to higher dealer incentive accruals relating to the seasonality of sales. Cash used by operations was $49.5 million for the six months ended March 31, 1998 compared with $8.9 million for the six months ended March 31, 1997.

    Expenditures for plant, equipment and tooling were $11.9 million for the six months ended March 31, 1998, representing a $10.8 million decrease from the prior year period level of $22.7 million, primarily as a result of deferred capital expenditures. The low level of spending to date is related primarily to the Company's capital appropriation process. Capital spending related to any approved capital expenditure is realized, on average, approximately nine months after approval. A lower level of capital spending was appropriated in fiscal 1997 as compared to prior years due to the Company's pending sale, which was completed in September 1997. Since the Greenmarine Acquisition, the Company's new senior management team has evaluated and continues to evaluate its internal systems and controls. Although the Company believes that such systems and controls are adequate, the Company will upgrade them as it deems necessary to improve the overall efficiency of the Company's operations. The Company estimates that total capital expenditures for fiscal 1998 will be approximately $27.4 million, which includes maintenance capital expenditures and various planned and potential projects designed to increase efficiencies and enhance the Company's competitiveness and profitability. Specifically, these capital expenditures include continued expenditures related to the introduction of the FICHT technology to the Company's various engine models, cost reduction programs, product quality improvements, improvements to and upgrades of the Company's hardware and software, and other general capital improvements and repairs.

Short-term debt was $220.7 million at March 31, 1998, including the $150.0 million principal amount of the credit agreement dated August 13, 1997, with American Annuity Group, Inc. and Great American Insurance Company as Lenders (the "Acquisition Debt"). The Company assumed the obligations under the Term Loan in connection with the Greenmarine Acquisition. The full amount of the Term Loan matures on June 16, 1998. The Company and its Parent believe the Company will be able to raise funds to refinance such debt through the sale of debt or equity in the public or private markets by the maturity date of the Acquisition Debt. Current maturities and sinking fund requirements of long-term debt decreased by $61.7 million from September 30, 1997 due primarily to the redemption of the Company's 7% Convertible Subordinated Debentures due 2002. The Company also borrowed approximately $30.0 million from certain wholly-owned foreign subsidiaries. Approximately $2.0 million, net of offsets, is due in fiscal 1998, and approximately $20.2 million is due at the end of fiscal 1999.

    The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $25.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries.
On March 31, 1998, outstanding borrowings under the Credit Agreement aggregated $70.7 million and six letters of credit were outstanding totaling $17.2 million. The level of borrowings as of March 31, 1998 was due primarily to the seasonality of the Company's business, as inventory and receivables levels increase during the Company's first and second fiscal quarters in preparation for the heavy selling season in the Spring and Summer. The level of outstanding borrowings as of March 31, 1998 was also due in part to payments of certain change of control expenses. Although there can be no assurance, the Company expects to use the cash from the anticipated sales of products and collection of receivables to repay all amounts outstanding under the Revolving Credit Facility by the end of fiscal 1998. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (i) consolidated tangible net worth,
(ii) interest coverage ratios, and (iii) leverage ratios.

    As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40.0 million per model year for a period not to exceed 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. In fiscal 1997, the Company repurchased approximately $3.9 million of products, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

    As of September 30, 1997, the Company reserved a total amount equal to $136.9 million as accrued liabilities for business reorganizations. These reserves include accruals for rationalization of the Company's product lines, workforce reductions, plant consolidations and closures. A total of approximately $33.2 million of such accrued liabilities relate to non-cash items. The Company also has other non-current liabilities of $202.2 million, including environmental reserves and post-retirement benefits other than pension of $95.4 million.

    The Company has recorded net deferred tax assets of $40.1 million, of which $21.1 million is reflected as a net long-term asset. The Company believes that these net deferred tax assets will be realized. A valuation allowance of $131.8 million was recorded at September 30, 1997 to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $20.7 million relates to deferred tax assets established for foreign and state loss carryforwards. As of September 30, 1997, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for income tax purposes of $34.8 million. Of this amount, $4.0 million will expire by 2002, with the remaining balance being unlimited. In addition, the Company has $103.2 million of federal net operating loss carryforwards expiring between 2009 and 2012, and $133.8 million of state net operating loss carryforwards expiring between 1998 and 2012. These carryforwards, however, are entirely offset by the valuation allowance referred to above.
Accordingly, no benefit has been recognized with respect to these carryforwards in the Consolidated Financial Statements. Several factors would generally enable the Company to recognize the deferred tax assets that have been offset by the valuation allowance. Historical profitability, forecasted earnings, and management's determination "it is more likely than not" the deferred tax assets will be realized against forecasted earnings, all affect whether the remaining U.S. deferred tax assets may be recognized through a reversal of the valuation allowance. Because the deferred tax asset realization factors were adversely affected by the Company's results for fiscal 1997, the Company believes it is unlikely the reversal of the valuation allowance will occur in fiscal 1998.

    During fiscal 1997, the Company assessed the steps necessary to address matters related to "Year 2000" issues. The preliminary review included all of the Company's hardware and software requirements worldwide. The Company has developed a strategy for attaining Year 2000 compliance that includes modifying existing software, purchasing new software and acquiring new hardware, covering all the Company's equipment from mainframe applications to personal computers. The Company estimates that it will spend a total of between $6.0 million and $10.0 million to modify its existing systems to attain Year 2000 compliance.

    Based upon the current level of operations and anticipated cost savings, the Company believes that its cash flow from operations, together with borrowings under the Credit Agreement, additional financing to replace the Term Loan and its other sources of liquidity, will be adequate to meet its anticipated requirement for working capital and accrued liabilities, capital expenditures, interest payments and scheduled principal payments over the next several years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated costs savings can be fully achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to amortize all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.


RECENTLY ADOPTED ACCOUNTING STANDARDS

    In fiscal 1999, the Company will implement three accounting standards issued by the Financial Accounting Standards Board, SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company believes that these changes will have no effect on its financial position or results of operations as they require only changes in or additions to current disclosures.

    In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities", which provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the quarter ended September 30, 1997. The change in accounting estimate required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites. The initial expense for implementation of SOP 96-1 was $7.0 million, charged to selling, general and administrative expense in the quarter ended September 30, 1997.


INFLATION

    Inflation may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases may adversely affect the purchase of the Company's products. Inflation has not had a significant impact on operating results during the past three fiscal years.


FORWARD-LOOKING STATEMENTS

    Some of the foregoing statements are forward-looking in nature and made in reliance upon the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, general economic conditions including interest rates and consumer confidence and successful implementation of strategic initiatives. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission. The Company assumes no obligation to update the information included in this statement.

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                         PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

Pursuant to his employment agreement with the Company, Andrew P. Hines purchased 20,000 shares of the Company's common stock. None of the Company's common stock is registered under the Securities Act. Mr. Hines paid $150,000 in cash for 8,333 of those shares and purchased the remaining 11,667 shares with $210,000 borrowed from the Company pursuant to the terms of a Promissory Note between the Company and Mr. Hines. Mr. Hines has pledged his 20,000 shares to the Company to secure his obligations under that Promissory Note.

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


Item 6.  Exhibits and Report on Form 8-K.

    (a) Exhibits reference is made to the Exhibit Index on Page 22.
    (b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended March 31, 1998.

                              S I G N A T U R E

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         OUTBOARD MARINE CORPORATION


         Signature                         Title                  Date
 _____________________________    _________________________    ____________

 By: /s/: Andrew P. Hines         Executive Vice President     May 15, 1998
                                  & Chief Financial Officer
 _____________________________    _________________________    ____________

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

    (E) With respect to the Amended and Restated Loan and Security Agreement between the Registrant and NationsBank of Texas, N.A. dated January 6, 1998, reference is made to Exhibit 10(E) to the Registrant's Annual Report on Form 10-Q for the quarterly period ended December 31, 1997, which is incorporated herein by reference.

    (F) With respect to the Employment Agreement of Mr. Jones dated March 10, 1998, reference is made to Exhibit 10(F) attached hereto.

    (G) With respect to the Personal Rewards and Opportunity Program, reference is made to Exhibit 10(G) attached hereto.


Exhibit 11:  Statements regarding computation of per share earnings.

    A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.


Exhibit 19:  Report furnished to security holders:

    Not applicable.


Exhibit 27:  Financial data schedule:

    This information is filed only in the electronic filing.

                                                              EXHIBIT 10 (F)

                            EMPLOYMENT AGREEMENT

    THIS EMPLOYMENT AGREEMENT, is made this 10th day of March, 1998, and effective as of September 25, 1997, by Outboard Marine Corporation, a Delaware corporation (the "Company"), and David D. Jones, Jr. (the "Executive").

                                 WITNESSETH

    WHEREAS, the Company wishes to employ the Executive and the Executive wishes to be employed by the Company; and

    WHEREAS, the Executive is willing to make his services available to the Company upon the terms and conditions hereinafter set forth.

    NOW THEREFORE, in consideration of the foregoing and of the mutual covenants contained herein, the parties hereto agree as follows:

    1. Employment. As of September 25, 1997 (the "Effective Date"), the Company shall employ Executive as President and Chief Executive Officer of the Company, and shall use its best efforts to have Executive elected as a Director of the Board of Directors of the Company (the "Board") as soon as practicable after the Effective Date and to sustain and continue Executive's election as a Director of the Company for the Term (as defined below). Executive shall devote his full and undivided business time and attention to his duties and responsibilities to the Company. Executive shall act, upon the Board's request and for no additional compensation, in a Chief Executive Officer and/or director capacity for any subsidiary of the Company. Executive shall conduct and perform such services and activities as customarily associated with and incident to his position with the Company and as may be determined from time to time by the Board. Executive shall report directly to the Board. Executive shall be permitted to make, monitor and pursue private, passive investments that do not interfere with the performance of his duties and are not competitive, in the good faith judgment of the Board, with the business of the Company. Notwithstanding anything to the contrary contained herein, nothing in this Agreement shall preclude Executive from participating in the affairs of any governmental, educational or other charitable institution, engaging in professional speaking and writing activities, and serving as a non-management member of the board of directors of publicly-held corporations so long as the Board of Directors of the Company, in good faith, does not determine that such activities unreasonably interfere with the business of the Company or diminish Executive's obligations under the Agreement, and Executive shall be entitled to retain all fees, royalties and other compensation derived from such activities in addition to the compensation and other benefits payable to him under the Agreement.

    Executive shall be entitled to four (4) weeks of paid vacation time during each twelve-month period following the Effective Date (which shall accrue as of the first day of each twelve-month period following the Effective Date) in accordance with the policies and procedures of the Company as in effect from time to time for its senior officers. Executive shall also be entitled to all paid holidays given by the Company to its executive employees and shall be entitled to reasonable periods of absence, subject to Section 10 below with respect to Total Disability, due to sickness, personal injury or other disability.

    2. Term. The term of the Executive's employment hereunder (the "Term") shall commence on the Effective Date and shall continue until September 30, 2000, or, if the Company changes its fiscal year to a calendar year, until December 31, 2000. The Term shall automatically renew for an additional two
(2) years (the "Renewal Term") on the initial expiration date and each expiration date thereafter, if any, unless the Executive's employment is terminated sooner pursuant to the terms of this Agreement or unless the Company or the Executive gives to the other notice of an intention not to renew Executive's employment no later than six (6) months prior to the expiration of the then current Term; provided, however, that, for each fiscal year after the end of the fiscal year during which Executive attains age 62 until the end of the fiscal year during which Executive attains age 65, the Renewal Term shall be reduced to one (1) year. At the end of the fiscal year during which Executive attains age 65, the Term shall not be renewable pursuant to the terms of this Agreement.

    3. Base Salary. During the Term, the Company will pay Executive a base salary (the "Base Salary") at the following rates: (i) for the first six (6) months of the Term, at the rate of $500,000 per annum; and (ii) for the remainder of the Term following the date that is six months after the Effective Date, at the rate of $600,000 per annum. The Base Salary shall be payable according to the standard salary payment schedule for executive level employees of the Company. The Board will review the Executive's Base Salary at least annually with a view to determining whether a further increase would be appropriate, but any such increase shall be in the sole discretion of the Board.

    4. Annual Bonus. Executive shall be entitled to receive an annual bonus (the "Annual Bonus") based on Executive's attaining the following levels of annual performance goals (the "Annual Targets") established by the Board or the Compensation Committee of the Board as soon as practicable following the commencement of each fiscal year in the Term, and in any event within ninety
(90) days after the commencement of such fiscal year, which Annual Targets shall be based on financial performance assumptions and forecasts that the Board or the Compensation Committee in good faith believes to be reasonable:

               Level of Attainment             Amount of Annual Bonus
          ------------------------------       ----------------------
          Less than 80% of Annual Target       None
          80% - 89% of Annual Target           100% of Base Salary
          90% - 99% of Annual Target           125% of Base Salary
          100% - 109% of Annual Target         150% of Base Salary
          110% - 119% of Annual Target         175% of Base Salary
          120% and above of Annual Target      200% of Base Salary

For the purposes of determining the potential Annual Bonus for the first year of the Term, Base Salary for such year shall be deemed to be $550,000.

    During each year of the initial Term (without giving effect to any Renewal
Term), one-fourth of Executive's Annual Bonus for such year, if any, shall be paid in cash and, as payment for the remaining portion of any such Annual Bonus for such year, the Company shall issue to Executive such number of shares of the Company's common stock, par value $0.01 per share (the "Common Stock"), equal to the remainder of any such Annual Bonus divided by $18.00 ("Bonus Stock"), subject to Executive's deferral election described in the following paragraph. For example, if Executive is determined to be entitled to an Annual Bonus of $1,200,000 in year 2 of the Term, Executive shall receive $300,000 in cash and 50,000 shares of the Bonus Stock (i.e., $900,000 / $18.00). During each year of any Renewal Term, the entire amount of Executive's Annual Bonus shall be paid in cash. Subject to the immediately following paragraph, the Annual Bonus shall be paid to Executive within 60 days following the end of each fiscal year or at such later time to which the Company and Executive shall mutually agree.

    Executive may, in his sole discretion, elect in writing prior to the beginning of any fiscal year of the Company (or in the case of the first fiscal year beginning after his date of employment, within 30 days following his execution and delivery of this Agreement) during the Initial Term to defer payment of any percentage ("Deferral Percentage") of three-quarters of his Annual Bonus, if any, for such year until the first to occur of: (i) the date of his termination of employment for any reason (or, if such payment would not be deductible by the Company on such date by reason of Section 162(m) of the Code, on the first day of the Company's fiscal year beginning after such date of termination), (ii) the date of a Change in Control, (iii) the date as of which Common Stock becomes readily marketable following a public offering of such stock, or (iv) any date designated by Executive (but not more than 20 years following the last day of such fiscal year). In the event that the fair market value of Common Stock is less than $18.00 on the date of payment of any deferred Annual Bonus, the deferred Annual Bonus payable to Executive shall be reduced by the amount of such difference multiplied by the total number of shares of Bonus Stock determined without regard to Executive's deferral election and the applicable Deferral Percentage; provided, however, that the deferred Annual Bonus shall not be reduced if Executive concurrently exercises the non-qualified stock option relating to such deferred Annual Bonus.

    In the event Executive makes a deferral election pursuant to the immediately preceding paragraph during the Initial Term, Executive shall be granted as of the last day of the fiscal year a fully vested and immediately exercisable non-qualified stock option, at a per share exercise price equal to $18.00 and with a term of not less than the period of deferral set forth in Executive's applicable deferral election, with respect to the total number of shares of Bonus Stock for such year determined without regard to Executive's deferral election, multiplied by the Deferral Percentage for such year. The non-qualified option described in this paragraph shall be cancellable by the Company at its discretion if such option is not exercised by Executive within ten days following the payment of the deferred bonus under the preceding paragraph.

    5. Incentive and Equity-based Compensation. To the extent the Board or the Compensation Committee of the Board (if any) in its good faith deems it advisable and in the best interests of the Company, Executive shall be permitted to participate in any and all of the short-term and long-term incentive plans, and all stock option or other equity or quasi-equity participation plans, programs or arrangements (each a "Bonus Plan"; and any item granted or awarded to Executive thereunder is hereinafter referred to as "Additional Bonus") in which similarly situated senior executives are permitted to participate; provided, however, that, except for his Annual Bonus and the stock options contemplated hereby, unless the Board of Directors otherwise determines, Executive shall not be entitled to any cash Additional Bonus or any stock options or related rights under any Bonus Plan.
Executive's participation in such plans, programs or arrangements shall be in addition to any payment received pursuant to this Agreement. Notwithstanding the immediately preceding two sentences, Executive shall not be entitled to participate in any plan, program or arrangement established by the Company for the sole purpose of retaining the services following the change in control of the Company occurring on or about September 12, 1997 of certain executives and other key employees who, prior to such change in control, had signed severance agreements or other arrangements with the Company with respect to such change in control.

    6. Stock Options. As soon as practicable after the Effective Date, the Company shall grant to Executive (i) an incentive stock option, in accordance with Section 422 of the Internal Revenue Code of 1986, as amended, ("ISO") to purchase 61,105 shares of Common Stock at an exercise price of $18.00 per share, which shall be exercisable with respect to 5,555 shares on the date of grant and on January 1st of each year thereafter until fully exercisable, and
(ii) a non-qualified stock option, with a term of ten years from the date of grant, to purchase 238,895 shares of Common Stock at an exercise price of $18.00 per share (collectively with the ISO, the "Initial Equity Grant"), and such non-qualified option shall become exercisable on each anniversary of the

Effective Date as to the number of shares set forth below:

                  Years of              Number of Vested
               Vesting Service     Non-Qualified Option Shares

                      1                      88,890
                      2                      94,445
                      3                      55,560
                                            -------
                                            238,895

In the event Executive's employment with the Company and its subsidiaries terminates on or after the third anniversary of the Effective Date, the unexercisable portion of the ISO shall become vested and non-forfeitable on the date of such termination of employment and the Company shall accelerate the exercisability of the unexercisable portion of the ISO no later than the first day of the calendar year following such date of termination. For purposes of the preceding Vesting Schedule, Executive shall be granted a Year of Vesting Service for each consecutive twelve-month period following the Effective Date that Executive remains continuously employed by the Company. The incentive and non-qualified stock options described in this Section 6 shall also be fully vested, non-forfeitable and exercisable upon Executive's termination without Cause or resignation for Good Reason, as provided in
Section 11(b).

    The ISO and non-qualified stock options granted under the Initial Equity Grant shall be made pursuant to a Grant Agreement in form and substance reasonably acceptable to Executive and the Company. To enable Executive to exercise all or any portion of his non-qualified option described in this
Section 6 at any time during the Term, the Company will make a loan to Executive equal to the aggregate exercise price of the portion of such option being exercised. The interest rate on the loan shall be minimum applicable federal rate for purposes of Section 7872 of the Code, and the Company shall increase Executive's compensation during the Term by the amount of interest payable by Executive to the Company on such loan. The loan shall be due and payable in full within 30 days following the expiration of the Term or Executive's termination of employment for any reason.

    7. Special Compensation. Executive represents and warrants to the Company that the aggregate amount of all accrued and unpaid incentive compensation, unvested options and restricted stock that was forfeited by Executive solely as a result of his severance from Brunswick to accept employment with the Company as contemplated by this Agreement ("Forfeited Amount") as of the Effective Date was $2,573,879, after taking into account the required levels of performance actually attained with respect to the period prior to the Effective Date. The Company shall pay Executive one-quarter of the Forfeited Amount in cash by March 31, 1998. The remaining three-fourths of the Forfeited Amount shall be provided to Executive in the form of an immediately exercisable non-qualified stock option, at a per share exercise price equal to $18.00 and with a term of not less than the period of deferral designated by Executive, and a deferred cash payment, both as determined and upon terms set forth in Section 4 hereof with respect to a deferred payment of Annual Bonus. The Forfeited Amount shall be nonforfeitable as of the date hereof, except as to the portion of the non-qualified option relating to 16,667 shares of Common Stock which shall be fully vested on December 31, 1998 if Executive's employment with the Company has not been terminated by the Company for Cause or by Executive without Good Reason prior to such date.

    8. Relocation Expenses. In connection with Executive's employment hereunder, Executive's principal place of employment shall be at the principal executive offices of the Company, which, as of the date hereof, are located in Waukegan, Illinois. Executive understands that he shall be required to establish a permanent residence for himself and his wife in the geographical vicinity of Chicago, Illinois. The Company shall reimburse Executive for his reasonable travel and moving expenses incurred in connection with such relocation in accordance with the Company's executive officer relocation policy in effect as of the date hereof.

    9. Purchase of Residence. To assist Executive to purchase a new permanent residence in the Chicago, Illinois geographical vicinity, the Company will make a loan to Executive or an equity investment in such residence in an amount up to $300,000 and, during the Term, will make payments to Executive equal to the interest payable on such loan (as and when such interest is payable) or the fair rental value of the Company-owned portion of such residence, as the case may be. Such loan, if any, shall be evidenced by a promissory note in form and substance reasonably acceptable to the Company and Executive and shall be secured by a second mortgage in favor of the Company. In the event Executive's new residence is sold for an amount less than its original cost, plus improvements, the Company shall bear the "first-loss" position. In the event that Executive's employment with the Company is terminated for any reason and such new residence has not been sold, within 120 days after such termination, Executive shall repay such loan or repurchase such equity investment, as the case may be, at the appraisal value determined by an independent appraiser mutually acceptable to Executive and the Company. The expenses of such appraiser shall be borne equally by Executive and the Company. The Company shall also reimburse Executive for any loss he incurs on the sale of his current residence located in Fond du Lac, Wisconsin.

    10.  Benefits.
         (a) Executive shall be entitled to participate in or receive benefits under any employee benefit plan, program or arrangement made available generally by the Company to similarly situated senior executives of the Company, subject to and on a basis consistent with the terms, conditions and overall administration of such plans, programs or arrangements. Notwithstanding the foregoing sentence, the Company shall, at its expense and in lieu of any life insurance benefits otherwise available under the Company's welfare benefit plans, provide Executive during the term of his employment hereunder with coverage under a term life insurance policy with a death benefit of $1,500,000, provided Executive shall be eligible for such insurance at standard rates upon initial issuance of such policy. Except for salary deferrals elected by Executive, nothing paid to Executive under any plan, program or arrangement now in effect or made available in the future shall be deemed to be in lieu of the salary and other compensation payable to Executive hereunder.

         (b) Executive shall participate in the Company's Supplemental Non-Qualified Retirement Plan for Elected Officers ("Supplemental Plan"). The Company shall not amend or terminate the Supplemental Plan with respect to Executive without his prior written consent. Executive shall be granted past service credit for his employment with Brunswick Corporation for purposes of eligibility, vesting and calculating his benefit under the Supplemental Plan, but the actuarial equivalent of all retirement benefits of Executive under the Company's retirement plans and all amounts accrued and vested under the Brunswick qualified and non-qualified retirement plans (and other amounts recognized as reductions or offsets thereunder), excluding amounts derived from employee contributions and salary deferral contributions, in the aggregate shall be an offset against any benefits under the Supplemental Plan. In the event

    Executive receives any payment on or after the Effective Date from any
    Section 401(a) qualified retirement plan of any prior employer which may be an offset pursuant to this paragraph, Executive shall either "rollover" such amount to the Company's individual account plan or to an individual retirement account which receives contributions solely as a result of "rollover" of retirement benefits attributable to prior employers. The supplemental pension benefit of Executive shall be computed as of the date of his termination of employment with the Company and its subsidiaries and shall be payable in the same form and with the same commencement date as is applicable to the retirement benefit actually payable to Executive under the Outboard Marine Corporation Employees Retirement Plan ("Retirement Plan"); provided, however, that if Executive is entitled for purposes of calculating his supplemental pension benefit to be credited pursuant to Section 11 hereof with any period following such date of termination of employment, his date of termination of employment for purposes of his supplemental pension benefit shall be the last day of such period and such supplemental pension benefit shall not commence to be paid prior to such date.

         If Executive dies prior to commencement of payment to him of his supplemental pension benefit, the Company shall pay a supplemental death benefit to the same beneficiary or beneficiaries as were designated by Executive for purposes of the Retirement Plan in an amount computed in the same manner as is provided under the Retirement Plan.

         Any actuarial adjustment made under the Retirement Plan with respect to the calculation of the form or commencement of payment of a retirement benefit or death benefit actually paid to Executive or his spouse or other surviving beneficiary under the Retirement Plan shall also be applicable with respect to the calculation of the form or commencement of payment of the supplemental pension benefit or supplemental death benefit, and the calculation of the amounts payable under the qualified and nonqualified pension plans of Brunswick Corporation. Such actuarial adjustments shall be made by the regularly employed enrolled actuary for the Retirement Plan as of the date of termination of employment of Executive with the Company, or as of the date of his death, and shall be based upon the actuarial assumptions then specified in, and used by, the Retirement Plan in the calculation of the retirement benefit or death benefit actually paid thereunder to Executive or his spouse or other surviving beneficiary.

         To the extent Executive is not fully vested in his accrued benefit or account balance under any of the Company's qualified retirement plans upon his termination of employment with the Company, the Company shall pay to Executive, as soon as practicable after the date of termination, the amount of any unvested retirement benefits that are forfeited upon such termination of employment and that are not paid pursuant to the preceding provisions of this paragraph (b).

         (c) The Company shall cause Executive to be covered by the current policy of directors' and officers' liability insurance covering directors and officers of the Company (or any replacement thereof) to the maximum extent of the coverage available for any director or officer of the Company. The Company shall use its best efforts to cause Executive to be covered by any such policy of directors' and officers' liability insurance coverage for a period of six (6) years following the date of his termination of employment with the Company (other than termination by the Company for Cause or termination as a result of Executive's resignation without Good Reason).

    11.  Termination of Employment.
         (a) For Cause or Resignation without Good Reason. The Company may terminate the Executive's employment with the Company and its subsidiaries upon the delivery to Executive of 30 days' prior written notice for Cause (as defined below), or Executive may voluntarily resign from such employment other than for Good Reason (as defined below) upon 30 days' prior written notice by Executive to the Company. In either case, the Company shall pay Executive his Base Salary through such date of termination and have no further obligation to Executive hereunder; provided, however, in the event that the Executive delivers a written request to the Company to arbitrate the issue of whether Cause existed pursuant to Section 25, the Company shall continue to provide Executive with his compensation and benefits until the Arbitration is completed, the Company may relieve the Executive of his duties and responsibilities during such period without constituting Good Reason and, if the arbitrator determines Cause existed, the Executive shall promptly reimburse the Company for the costs of such compensation and benefits.

         "Cause" means any act or any failure to act on the part of Executive which constitutes:

             i) fraud, embezzlement, misappropriation, or gross
                insubordination on the part of Executive against the Company or any of its subsidiaries or affiliates, or the Board of Directors of the Company or any of its subsidiaries or affiliates, or a material breach by Executive of his obligations under Sections 18 and 19 hereof;

            ii) a willful or grossly negligent violation of law in
                connection
                with or in the course of Executive's duties or employment with the Company or any of its subsidiaries or affiliates;

           iii) a felony for which Executive is convicted or pleads nolo contendere;

            iv) a material breach of, or the willful and continual failure or refusal by Executive to perform and discharge, his duties, responsibilities or obligations under this Agreement (other than under Sections 18 and 19 hereof, which shall be governed by clause (i) above, and other than by reason of his death or Total Disability, or reasons beyond the control of Executive), provided such breach, failure or refusal continues for a period of five (5) business days after receipt of written notice thereof from the Company specifying in reasonable detail the nature of such breach, failure or refusal; or

             v) any act of moral turpitude or willful misconduct by Executive which (A) is intended to result in substantial personal enrichment of Executive at the expense of the Company or any of its subsidiaries or affiliates or (B) has a material adverse impact on the business or reputation of the Company or any of its subsidiaries or affiliates (such determination to be made by the Board in its reasonable judgment).

         No act or failure to act on the part of Executive shall be deemed to be "willful" if it was due primarily to an error in judgment or negligence. Without limiting the generality of the foregoing, the following shall not constitute Cause for the termination of the employment of Executive or the modification or diminution of any of his authority hereunder: any personal or policy disagreement between the Company and Executive, or Executive and any member of the Board of Directors of the Company; or any action taken by Executive in connection with his duties hereunder if Executive acted in good faith and in a manner he reasonably believed to be in, and not opposed to, the best interest of the Company and had no reasonable cause to believe his conduct was unlawful. Further, the Company shall be entitled to immediately relieve Executive of his duties and responsibilities on or at any time after delivery of a written notice of termination for Cause to Executive pending a final determination as to whether Cause exists without such action constituting Good Reason, except the Company shall not relieve Executive of his duties and responsibilities prior to the end of regular business hours on the fifth business day following a written notice of termination relying upon clause
    (iv) of the definition of Cause.

         (b) Without Cause or Resignation with Good Reason. The Company may terminate Executive's employment with the Company and its subsidiaries without Cause upon 30 days prior notice to the Executive, or Executive may terminate such employment with Good Reason (as defined below) upon 30 days prior notice to the Company. In either case, Executive shall be entitled to the following payments:

             (1) his Base Salary, prorated through the date of termination of employment, plus any accrued vacation, payable on such date of termination;

             (2) within 60 days of the end of the fiscal year during which
                 Executive's termination occurs, his Annual Bonus for the fiscal year in which such termination occurred (based upon the Company's level of actual attainment of the Annual Target for such fiscal year), prorated for the number of full months Executive was employed during such fiscal year;

             (3) an amount equal to the greater of his Base Salary for one year or his Base Salary for the remainder of the Term of this Agreement, payable in accordance with the standard payroll practices of the Company;

             (4) any remaining unvested stock options granted pursuant to
                 Sections 6 and 7 by the Company to Executive shall automatically vest as of the date of termination, and other stock options shall be exercisable in accordance with the terms of the Bonus Plan or stock option grant agreement pursuant to which they were issued;

             (5) the Company will continue to permit Executive to participate in its employee benefit plans, programs or arrangements (excluding any severance plans or policies) in which he participated prior to the termination of his employment (but only to the extent that Executive is not receiving substantially the same benefits from another employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer) until greater of one (1) year or the end of the then remaining Term of this Agreement unless Executive delivers written notice to the Company to the effect that he elects not to accept all or any portion of benefits under such plans, programs or arrangements.

         "Good Reason" shall mean: (i) Executive no longer reports solely to the Board; (ii) Executive no longer being the most senior executive officer of the Company; it being understood that for the purposes of this clause (ii) none of the Chairman and Vice-chairman of the Board shall be considered a senior executive officer of the Company; or (iii) the relocation of the executive offices of the Company from the geographical vicinity of Chicago, Illinois without the Executive's consent, which consent shall not be unreasonably withheld.

         (c) Death. Executive's employment with the Company and its subsidiaries shall automatically terminate upon his death, and the following payments shall be made by the Company:

             (1) his Base Salary, prorated through the date of death, plus any accrued vacation, payable as soon as practicable after the date of death;

             (2) within 60 days of the end of the fiscal year during which
                 Executive's death occurs, the Company shall pay to Executive's estate his Annual Bonus for the fiscal year in which his death occurs (based upon the Company's level of actual attainment of the Annual Target for such fiscal year), prorated for the number of full months Executive was employed during such fiscal year;

             (3) any vested stock options granted by the Company to Executive shall be exercisable as and to the extent provided in the Bonus Plan or stock option grant agreement pursuant to which they were issued;

             (4) in the event Executive dies during any twelve-month period during the Term, any unvested stock options granted under Sections 6 and 7 which would have become vested if Executive continued his employment during such twelve-month vesting period shall vest pro rata for the number of full months Executive was employed during such twelve-month period in which his death occurs; and

             (5) Executive's surviving spouse shall be entitled to participate in the Company's group medical and dental plans for the remainder of the Term on the same basis as active employees of the Company (but only to the extent that she is not receiving substantially the same benefits from her employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer).

         (d) Disability. In the event that Executive has a Total Disability (as defined below) during the Term, the employment of Executive with the Company and its subsidiaries shall be terminated by reason of Total Disability upon written notice by Company to Executive, and such termination shall not be treated as a termination without Cause. The Company shall pay to Executive:

             (1) his Base Salary prorated through the date on which Total
                 Disability is deemed to have occurred, plus any accrued vacation, payable on such date;

             (2) within 60 days of the end of the fiscal year during which such termination occurs, the Company shall pay to Executive his Annual Bonus for the fiscal year in which his Total Disability occurs (based upon the Company's level of actual attainment of the Annual Target for such fiscal year), prorated for the number of full months Executive was employed during such fiscal year; provided, however, that the Company shall only be required to pay such amounts to Executive to the extent such amounts do not reduce the amount of long-term disability payments, if any, to be received by Executive pursuant to any long-term disability insurance policy or benefit plan of the Company.

             (3) any vested stock options granted by the Company to Executive shall be exercisable as and to the extent provided in the Bonus Plan or stock option grant agreement pursuant to which they were issued;

             (4) in the event Executive has Total Disability during any twelve-month period during the Term, any unvested stock options granted under Sections 6 and 7 which would have become vested if Executive continued his employment during such twelve-month vesting period shall vest pro rata for the number of full months Executive was employed during such twelve-month period in which his Total Disability occurs; and

             (5) the Company will continue to permit Executive to participate in its employee benefit plans, programs or arrangements in which he participated prior to the termination of his employment (but only to the extent that Executive is not receiving substantially the same benefits from another employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer) until the end of the then remaining Term of this Agreement unless Executive delivers written notice to the Company to the effect that he elects not to accept all or any portion of benefits under such plans, programs or arrangements.

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

         (e) Delivery of a Release. The Company may, in its sole discretion, condition any payment due to Executive pursuant to this Section 11 on Executive's delivery to the Company of a written release, in form and substance reasonably satisfactory to the Company, pursuant to which he would release the Company from any claims or liabilities other than amounts then owed to him pursuant to this Section 11, any Bonus Plan or other employee benefit plan or arrangement, or any vested amount under any compensation plan or arrangement of the Company.

    12.  Sale on Termination of Employment.
         (a) Upon Executive ceasing to be employed by the Company pursuant to this Agreement for any reason (a "Termination Event"), the Company may elect, by delivering the notice required under Section 12(c), to require (the "Repurchase Right") Executive to sell to the Company or its designee all, but not less than all, of the shares of Common Stock owned by Executive and vested stock options granted to Executive, subject to the expiration or termination or other terms of such Common Stock and stock options upon the occurrence of a Termination Event in accordance with any grant agreement or stock option plan pursuant to which such Common Stock options were granted by the Company to Executive, in accordance with
    Section 12(f) (such shares of Common Stock and stock options are hereinafter referred to as the "Repurchase Securities"). In the event that a Termination Event occurs as a result of Executive's death, the rights and obligations of Executive under this Section 12 shall be deemed to be the rights and obligations of his estate, and, if such event occurs, all references to Executive in this Section 12 shall be deemed references to a representative of Executive's estate.

         (b) The "Repurchase Price" for each Repurchased Security that constitutes Common Stock shall be equal to the fair market value of the Common Stock as of the date of the Repurchase Notice determined by an independent appraiser selected by the Board and reasonably acceptable to Executive, which determination shall be made by evaluating the Company on the basis of it being a stand-alone enterprise and without any reduction as a result of the lack of liquidity of the Common Stock or the fact that the Repurchased Securities may represent a minority interest in the Company, and the "Repurchase Price" for each Repurchased Security that constitutes any vested stock option granted to Executive shall be the amount by which such fair market value per share of Common Stock subject to such option exceeds the exercise price therefor; provided, however, that, in the event shares of Common Stock are traded on a national stock exchange or a public market shall exist for the Common Stock on a national quotation system, the fair market value for the Common Stock shall be based upon the average closing price per share for the 20 trading days immediately preceding the date on which the Termination Event occurred.

         (c) Upon the occurrence of any Termination Event, the Company or its designee, as the case may be, may deliver written notice (the "Repurchase Notice") to Executive within one (1) year after such occurrence, specifying that the Company or its designees, as the case may be, elects to exercise its Repurchase Right pursuant to this Section 12; provided, however, that, if a Termination Event occurs during the initial Term (without giving effect to any Renewal Term) as a result of the Company terminating the employment of Executive hereunder without Cause, Executive may request in writing that the Company defer, and the Company shall defer, the exercise of its Repurchase Right until the first anniversary of the date on which such termination without Cause occurred and, in such case, the Repurchase Notice shall be deemed to have been delivered as of the date of such first anniversary. If the Company or its designee elects to exercise its Repurchase Right, the Company or its designee, as the case may be shall specify the Repurchase Price for each Repurchased Security in the Repurchase Notice and consummate the purchase of such Repurchased Securities in accordance with Section 12(f).

         (d) Subject to Sections 6 and 11 hereof, it is hereby understood and agreed that the termination, expiration or cancellation of stock options (including shares of Common Stock underlying such stock options) that have not been exercised, to the extent permissible, as of the occurrence of any Termination Event, shall be determined pursuant to any option grant agreement or stock option plan pursuant to which such stock options were granted by the Company to Executive.

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

         (f) If the Company or its designee elects to exercise the Repurchase Right, the Repurchased Securities shall be repurchased on a date (the "Repurchase Date") not later than 90 days after the date of the Repurchase Notice. On the Repurchase Date, Executive shall deliver to the Company or its designee the certificate or certificates, or the instrument or instruments, as the case may be, representing shares of Common Stock and stock options owned or held, as the case may be, by Executive on such date against delivery by the Company or its designee to Executive of the Repurchase Price. All certificates or other instruments evidencing Repurchased Securities shall be accompanied by instruments of transfer in form and substance reasonably acceptable to the Company or its designee and a written certificate, in form and substance reasonably acceptable to the Company or its designee, pursuant to which Executive represents and warrants that he is the record and beneficial owner of the Repurchased Securities and has good and valid title to the Repurchased Securities, free and clear of any and all liens, claims, assessments, pledges, options or other legal and equitable encumbrances of any kind whatsoever (other than pursuant to this Agreement). If Executive shall fail to deliver such certificate or certificates, or such instrument or instruments, as the case may be, and such written certification to the Company or its designee within the terms required, the Company shall cause its books and records to show that Repurchased Securities are subject to the provisions of this
    Section 12 and that the Repurchased Securities, until transferred to the Company or its designee, shall not be entitled to any proxy, dividend or other rights from the date on which such certificate or certificates, or instrument or instruments, as the case may be, and such written certification should have been delivered to the Company or its designee, as the case may be.

         (g) The giving of the Repurchase Notice by the Company and the receipt by Executive of such notice shall constitute an irrevocable commitment by the Company and Executive to purchase and sell, as the case may be, the Repurchased Securities referred to in such Notice.

    13.  Put Option.
         (a) Upon the occurrence during the Term of any of the events set forth in clauses (i) through (vi) below (each, a "Put Event"), Executive may elect, by delivering the notice required under Section 13(c), to require (the "Put Right") the Company to purchase all, but not less than all, of the shares of Common Stock owned by Executive and vested stock options granted to Executive, subject to the expiration or termination or other terms of such Common Stock and stock options upon the occurrence of a Put Event in accordance with, subject to Sections 6 and 11 hereof, any Common Stock or grant agreement or stock option plan pursuant to which such Common Stock or options were granted by the Company to Executive, in accordance with Section 13(f) (such shares of Common Stock and stock options are hereinafter referred to as the "Put Securities"):

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

             (v) the termination by the Company of Executive's employment hereunder for Total Disability; or

            (vi) the termination of Executive's employment as a result of his death.

    In the event that a Put Event occurs as a result of the event specified in clause (vi) above, the rights and obligations of Executive under this
    Section 13 shall be deemed to be the rights and obligations of his estate, and, if such event occurs, all references to Executive in this Section 13 shall be deemed references to a representative of Executive's estate.

         (b) The "Put Price" for each Put Security that constitutes Common Stock shall be equal to the fair market value of the Common Stock as of the date of the Put Notice determined by an independent appraiser selected by the Board and reasonably acceptable to Executive, which determination shall be made by evaluating the Company on the basis of it being a stand-alone enterprise and without any reduction as a result of the lack of liquidity of the Common Stock or the fact that the Put Securities may represent a minority interest in the Company, and the "Put Price" for each Put Security that constitutes any vested stock option granted to Executive shall be the amount by which such fair market value per share of Common Stock subject to such option exceeds the exercise price therefor; provided, however, that in the event shares of Common Stock are traded on a national stock exchange or a public market shall exist for the Common Stock on a national quotation system, the fair market value for the Common Stock shall be based upon the average closing price for the Common Stock for the 20 trading days immediately preceding the date on which the Put Event occurred.

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

         (d) Subject to Section 6 and 11 hereof, it is hereby understood and agreed that the termination, expiration or cancellation of stock options (including shares of Common Stock underlying such stock options) that have not been exercised, to the extent permissible, as of the occurrence of any Put Event, shall be determined pursuant to any option grant agreement or stock option plan pursuant to which such stock options were granted by the Company to Executive.

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

    14.  Tag-Along Rights.
         (a) In the event of any proposed Transfer (as hereinafter defined) by Greenmarine Holdings LLC (hereinafter for purposes of this Section and Section 15, the "Seller") of its shares of Common Stock (or any portion thereof) to any person or entity (such person or entity being hereinafter referred to as the "Proposed Purchaser"), other than to a Permitted Transferee (as hereinafter defined) or in a bona fide public distribution of shares of Common Stock pursuant to an effective registration statement under the Securities Act, Executive shall have the irrevocable right, but not the obligation (the "Tag-Along Right"), to require the Proposed

    Purchaser to purchase from him a number of shares of Common Stock equal to the number of shares of Common Stock beneficially owned by Executive multiplied by a fraction the numerator of which is the number of shares of Common Stock to be sold in such proposed Transfer by the Seller and the denominator of which is the total number of shares of Common Stock beneficially owned by the Seller (collectively, the "Tag-Along Shares"). The Seller shall give written notice (the "Initial Tag-Along Notice") to Executive at least twenty (20) days prior to the date of the proposed Transfer stating:

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

         The Tag-Along Right shall be exercised by Executive by giving written notice to the Company ("Tag-Along Notice") with a copy to the Seller within five (5) days following receipt of the Initial Tag-Along Notice, indicating its election to exercise the Tag-Along Right. The Tag-Along Notice shall state the amount of shares of Common Stock that Executive proposes to include in such transfer to the Proposed Purchaser. Failure by Executive to deliver such Tag-Along Notice within such 5-day period shall be deemed an election by Executive not to sell pursuant to the Tag-Along Notice. The closing with respect to any sale to a Proposed Purchaser pursuant to this Section 14 shall be held at the time and place specified in the Tag-Along Notice but in any event within sixty (60) days of the date the Tag-Along Notice is delivered to Executive.

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

         (e) "Transfer" means any sale, assignment, transfer, offer, pledge, exchange, hypothecation or other disposition, and, when referring to shares of Common Stock, means the Transfer of such shares of Common Stock whether or record, beneficially, by participation or otherwise; provided, however, that a pledge or hypothecation of shares of Common Stock by Greenmarine Holdings LLC shall not be considered a Transfer.

         (f) "Permitted Transferee" means any member of Greenmarine Holdings LLC or any "affiliate" (as such term is defined in the Securities Exchange Act of 1934, as amended) of any such member.

    15.  Take-Along Rights.
         (a) If Seller proposes to Transfer shares of Common Stock which represent, in the aggregate, not less than 50% of the shares of Common Stock owned by the Seller to any Proposed Purchaser other than a Permitted Transferee, the Seller shall have the irrevocable and exclusive right, but not the obligation (the "Take-Along Right"), to require Executive to sell to the Proposed Purchaser a number of shares of Common Stock equal to the number of shares of Common Stock beneficially owned by Executive multiplied by a fraction (not greater than one) the numerator of which is the number of shares of Common Stock to be sold in such proposed Transfer by the Seller and the denominator of which is the total number of shares beneficially owned by the Seller (collectively, the "Take-Along Shares"). The Seller shall give written notice (the "Initial Take-Along Notice") to Executive at least twenty (20) days prior to the date of the proposed Transfer, stating:

             (i) the proposed amount of consideration and terms and conditions of payment offered by such Proposed Purchaser (if the proposed consideration is not cash, the Initial Take-Along Notice shall describe the terms of the proposed consideration) and any other material terms and conditions of the Proposed Purchaser's offer;

            (ii) the number of shares of Common Stock proposed to be
                 Transferred by the Seller; and

           (iii) that the Seller is exercising the Take-Along Right in connection with the proposed Transfer.

         (b) Within ten (10) days following receipt of the Take-Along Notice, Executive shall deliver to the Company and the Seller such assignments, certificates and other documentation with respect to the as the Seller and the Proposed Purchaser shall reasonably request. In the event Executive shall fail to deliver such certificates or such other documents to the Seller, subject to subsection (d) below, the Company shall cause the books and records of the Company to show that such Take-Along Shares shall be transferred only to such Proposed Purchaser upon surrender of such shares for Transfer by Executive.

         (c) The Seller shall arrange for payment directly by the Proposed Purchaser to Executive, upon delivery of an appropriate assignment in form and substance reasonably satisfactory to the Proposed Purchaser, which assignment shall be made free and clear of all liens, claims and encumbrances except as otherwise agreed to by such Proposed Purchaser.

         (d) If at the end of 60 days following the date on which a Take-Along Notice was given, the sale of shares of Common Stock by the Seller and the sale of the Take-Along Shares have not been completed in accordance with the proposed terms, then the Seller shall promptly return to Executive all such assignments, certificates and other documentation previously delivered to them with respect to the Take-Along Shares, and provisions relating to the shares of Common Stock held by Executive shall again be in effect.

    16. Restrictions on Transfer. During the Term and the Non-Compete Period (as defined in Section 19), Executive shall not Transfer any shares of Common Stock without the prior written consent of the Company, except as provided for in and in accordance with this Agreement.

    17. Attorney's Fees. The Company shall pay reasonable attorneys' fees and expenses incurred by Executive in connection with the negotiation and preparation of this Agreement up to a maximum of $10,000. If Executive commences a cause of action in accordance with Section 25 hereof to enforce any provision of or resolve any dispute arising under this Agreement, or if the Company commences any such cause of action, the Company shall reimburse Executive for reasonable costs (including reasonable attorney's fees) incurred by Executive to the extent, but only to the extent, Executive prevails in any such action.

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

         (c) The provisions of this Section 18 shall, without any limitation as to time, survive the expiration or termination of Executive's employment hereunder, irrespective of the reason for any termination.

    19. Covenant Not to Compete. Executive agrees that during the Term and for a period of one (1) year commencing upon the expiration or termination of Executive's employment hereunder (the "Non-Compete Period"), Executive shall not, directly or indirectly, without the prior written consent of the Company:

         (a) solicit, entice, persuade or induce any employee, consultant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent contractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 19(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six (6) months preceding any solicitation in question); or

         (b) directly or indirectly engage, participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any person, firm, corporation or other business enterprise, wherever located, which is engaged, directly or indirectly, in competition with the Company's business or the businesses of its subsidiaries or affiliates as conducted or any business proposed to be conducted at the time of the expiration or termination of Executive's employment hereunder; provided, however, that nothing in this Section 19 shall be construed to preclude Executive from making any investments in the securities of any business enterprise whether or not engaged in competition with the Company or any of its subsidiaries or affiliates, to the extent that such securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggregate voting power of such business enterprise.

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

    23. Stockholder Approval. The Company shall use its best efforts to obtain stockholder approval of this Agreement within 90 days hereafter for purposes of Section 280G(5)(A)(ii) of the Internal Revenue Code of 1986, as amended, and Executive acknowledges and agrees that this Agreement shall not be effective unless and until such stockholder approval is obtained. However, if such stockholder approval is obtained, this Agreement shall be effective as of the Effective Date.

    24. Amendment. This Agreement may not be altered, modified or amended except by written instrument signed by each of the Company and Executive.

    25.  Governing Law; Arbitration.

         (a) This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the principles of conflict of laws of such State.

         (b) In the event of disputes between the parties with respect to the terms and conditions of this Agreement, such disputes shall be resolved by and through an arbitration proceeding to be conducted under the auspices of the American Arbitration Association (or any like organization successor thereto) in Chicago, Illinois. Such arbitration proceeding shall be conducted pursuant to the commercial arbitration rules (formal or informal) of the American Arbitration Association in as expedited a manner as is then permitted by such rules (the "Arbitration"). Both the foregoing agreement of the parties to arbitrate any and all such claims, and the results, determination, finding, judgment and/or award rendered through such Arbitration, shall be final and binding on the parties hereto and may be specifically enforced by legal proceedings.

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

    26. Deductions. The Company shall deduct from any compensation payable to Executive the sums which it is required by applicable law to deduct, including, but not limited to, federal and, if applicable, state withholding taxes, social security taxes and state disability insurance.

    27. Expenses. The Company shall reimburse Executive for all reasonable expenses properly incurred by him in connection with the performance of his duties hereunder, provided that proper vouchers are submitted to the Company by Executive evidencing such expenses and the purposes for which the same were incurred.

    28. Entire Agreement. This Agreement (together with the agreements and instruments to be executed as contemplated hereby, the form of which are attached hereto as exhibits) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the parties hereto with respect to such subject matter.

    29. No Conflict. Executive represents and warrants that the execution, delivery and performance of this Agreement by Executive will not violate any agreement, undertaking or covenant to which Executive is party or is otherwise bound. Executive represents and warrants that he does not possess any confidential or proprietary documents or other written materials from Brunswick Corporation.

    30. Notices. Any notice to be given hereunder by either party to the other shall be sufficiently given if in writing and delivered in person, transmitted by telecopier or sent by registered or certified mail (postage prepaid and return receipt requested) or recognized overnight delivery service (postage prepaid) addressed as follows, or to such other address or telecopier number as either party may notify to the other in accordance with this paragraph:

         (i) if to the Company:

             Outboard Marine Corporation
             100 Sea-Horse Drive
             Waukegan, Illinois  60085
             Telecopier No: (847) 689-6006
             Attn:  General Counsel

             with a copy to:

             Greenmarine Holdings LLC
             277 Park Avenue
             27th Floor
             New York, NY  10172
             Telecopier No.:  (212) 350-5253
             Attn:  Gary K. Duberstein

        (ii) if to Employee:

             David D. Jones, Jr.
             29561 N. Waukegan, #210
             Lake Bluff, IL 50044

             with a copy to:

             Schiff Hardin & Waite
             7200 Sears Tower
             Chicago, Illinois 60606-6473
             Telecopier No. (312) 258-5600
             Attn:  Lawrence Block, P.C.

A notice will be effective (i) if delivered in person or by overnight courier, on the business day it is delivered, (ii) if transmitted by telecopier, on the business day of actual confirmed receipt by the addressee thereof, and (iii) if sent by registered or certified mail, three (3) business days after dispatch.

    31. Counterparts. This Agreement may be executed in counterparts, each of which, when so executed, shall be deemed an original and all of which, when taken together, shall constitute one and the same agreement.

    32. Section Headings. The section headings contained in this Agreement are for reference purpose only and shall not affect in any way the meaning or interpretation of this Agreement.

    33. Survival of Provisions. The provisions of Sections 11, 13, 14, 17, 18, 19, 20, 21 and 25 shall survive the termination or expiration of this Agreement.

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


                                   OUTBOARD MARINE CORPORATION

                                   By:    ALFRED D. KINGSLEY
                                          ------------------
                                   Name:  Alfred D. Kingsley
                                   Title: Chairman of the Board



                                   DAVID D. JONES, JR.
                                   -------------------
                                   David D. Jones, Jr.

                                                              EXHIBIT 10 (G)
                          OUTBOARD MARINE CORPORATION
                  PERSONAL REWARDS and OPPORTUNITIES PROGRAM


 I.  Purposes
    The Personal Rewards and Opportunities Program ("PROP") is designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievement of key employees, both individually and as members of the management and key employee team, in building the value of OUTBOARD MARINE CORPORATION (the "Company"). PROP is the start of an exciting, new partnership between the Company's key employees and shareholders to ambitiously and dramatically grow and develop the value of the underlying businesses of the Company, and to mutually share in the success of those efforts.

    Prior Incentive Plans. PROP replaces the Executive Bonus Plan ("EBP") and OMC 1994 Long Term Incentive Plan ("LTIP") for those key employees who are entitled to participate in PROP, and such key employees shall not continue their participation in the EBP and LTIP. In addition, awards of phantom stock will be issued under PROP as a replacement for outstanding phantom stock awards made under the LTIP.


 II.  Basic Structure of PROP
    PROP is intended to recognize and reward key employees based on their individual performance and the performance of the Company and/or business unit for which they perform services by providing (i) annual bonuses and (ii) grants from time to time of stock options ("Options"), shares of restricted stock ("Restricted Shares"), phantom shares of stock ("Units") or stock appreciation rights ("Rights").

    The amount of annual bonus payable for any fiscal year to any key employee participating in PROP shall be determined by the Committee (as defined in accordance with Article XIV hereof) based on the achievement of the strategic business objectives and performance targets established for such participant at or shortly after the beginning of such fiscal year or, if later, when such key employee becomes a participant. However, the Committee reserves the right to designate all or a portion of any participant's opportunity to receive an annual bonus to be determined at its sole discretion and without reference to any business objectives or performance targets. Annual bonuses may be paid in cash or a combination of cash and Options, Restricted Shares or Rights, as determined by the Committee in its discretion at the time of payment. In addition to the opportunity to earn an annual bonus, key employees may be eligible to be separately awarded Options, Restricted Shares, Units and/or Rights (collectively, "Equity Awards") based on their expected contributions to the growth and success of the Company and its subsidiaries ("Subsidiaries"), as determined by the Committee in its sole discretion.


 III.  Eligibility
    All employees of the Company and its Subsidiaries may become participants in PROP. In addition, members of the Board of Directors of the Company (the "Board") who are not employees of the Company or any of its Subsidiaries ("Nonemployee Directors") and independent contractors who render services to the Company or any of its Subsidiaries may become participants in PROP. However, the Committee, in its sole discretion, shall designate in writing from time to time the employees, Nonemployee Directors, and independent contractors who shall participate in PROP and be eligible to earn an annual bonus under PROP or be granted an Equity Award under PROP for any fiscal year, subject to any conditions of eligibility as the Committee may determine, including, but not limited to, the employee's agreement to abide by the terms of PROP. A person's eligibility to earn an annual bonus under PROP for any fiscal year does not guarantee such person's eligibility to be granted Equity Awards under PROP for such fiscal year, nor does a person's eligibility to be granted Equity Awards under PROP for any fiscal year guarantee such person's eligibility to earn an annual bonus under PROP for such fiscal year. In addition, a person's eligibility to (i) earn an annual bonus under PROP for any fiscal year and/or (ii) be granted Equity Awards under PROP for any fiscal year does not guarantee such person's eligibility to (x) earn an annual bonus under PROP for any other fiscal year and/or (y) be granted Equity Awards under PROP for any other fiscal year.


 IV.  Annual Bonuses
    With respect to each fiscal year of the Company, key employees selected in writing by the Committee, in its sole discretion, shall be eligible to receive an annual bonus for such fiscal year payable by the Company or, if primarily employed by a Subsidiary, by the Subsidiary. The target amount of annual bonus which might be paid to any key employee with respect to any fiscal year of the Company shall be established at or shortly after the beginning of such year or, if later, when such key employee is selected as a participant. A participant may receive an annual bonus greater than or less than his or her target amount of an annual bonus depending upon the achievement of strategic business objectives and performance targets, if any, established by the Committee and applicable to the participant. The business objectives and performance targets applicable to any participant may relate to the Company as a whole, the business unit for which such participant performs services, and/or such participant individually, and such objectives and targets shall be communicated to the participant in writing. Annual bonuses may be paid in cash or a combination of cash and Equity Awards, as determined by the Committee in its sole discretion.


 V.  Equity Awards Generally
    (a) Grants. The Committee shall determine, in its sole discretion, the type, amount and other terms and conditions of any grant of an Equity Award under PROP. All grants of an Equity Awards shall be made in writing pursuant to an agreement ("Grant Agreement") signed by the Company and the participant to whom the Equity Award is made, and no Equity Award shall be valid or enforceable unless set forth in a Grant Agreement so signed.

    Except as otherwise provided in and subject to the express provisions of PROP, the Company may, from time to time during the period beginning on December 1, 1997 (the "Effective Date") and ending on November 30, 2007 (the "Termination Date"), grant Equity Awards under PROP.

    (b) Vesting. The Committee shall set forth, in the Grant Agreement pertaining to each Equity Award to any participant, the terms, conditions and limitations upon satisfaction of which all or a portion of such Equity Award shall become "vested" and thereby non-forfeitable except upon such participant's termination for Cause (as defined in PROP or such Grant Agreement) or, if provided in the Grant Agreement between the Company and the participant, a breach of a written agreement between the Company and the participant. The Committee may, in its sole discretion, accelerate vesting, conditionally or unconditionally, of all or any portion of any Equity Award. The unvested portion of any Equity Award shall be forfeited and cancelled in accordance with the terms of the applicable Grant Agreement or, if not set forth clearly in Grant Agreement, upon the participant's termination of employment for any reason.

    (c) Exercisability. The Committee shall set forth in the Grant Agreement pertaining to any Equity Award any additional terms, conditions and limitations pursuant to which the value of the vested portion of any Equity Award may be realized at the election of the participant to whom the Equity

 Award was granted. A participant may realize value with respect to the vested portion of an Equity Award:

        (1) in the case of an Option, when the Option shall be exercisable;

        (2) in the case of Restricted Shares, when the Restricted Shares shall be redeemable by the Company or freely transferable (if at all) at the participant's election;

        (3) in the case of Units, when the participant credited with a Unit terminates employment or when the Unit shall be redeemable by the Company; or

        (4) in the case of Rights, when the Rights shall be redeemable by the Company.

    The Committee may, in its sole discretion, waive terms, conditions and limitations pertaining to any Equity Award so as to accelerate, conditionally or unconditionally, the time at which the value of the vested portion of all or any portion of such Equity Award may be realized. A participant shall not be entitled to realize value on the unvested portion of an Equity Award, and the unvested portion of an Equity Award shall be forfeited and cancelled upon the participant's termination of employment for any reason.


 VI.  Options
    (a) In General. Options granted under PROP are intended to be either incentive stock options ("Incentive Options") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or options that do not meet the requirements for Incentive Options ("Non-Qualified Options"), but the Company makes no warranty as to the qualification of any Option as an Incentive Option. As used in PROP, the term "parent corporation" and "subsidiary corporation" shall mean a corporation coming within the definition of such terms contained in Sections 424(e) and 424(f) of the Code, respectively. In addition, no Incentive Option shall be issued to a participant in tandem with a Non-Qualified Option issued to such participant in accordance with U.S. Department of the Treasury regulation Section 14a.422A-1, Q/A-39.

    (b) Exercise Price. The price of each share of common stock of the Company ("Stock") purchasable under any Non-Qualified Option granted hereunder shall be such amount as the Committee shall, in its sole discretion, deem appropriate. The price of each share of Stock purchasable under any Incentive Option granted hereunder shall be such amount as the Committee shall, in its good faith judgment, determine to be not less than one hundred percent (100%) of the fair market value per share of Stock on the date the Option is granted. The determination by the Committee of the fair market value per share of Stock shall be final and binding on all participants and other persons.

    Upon the exercise of an Option granted hereunder, the Company shall cause the purchased shares of Stock to be issued only when it shall have received the full purchase price for the shares in cash; provided, however, that in lieu of cash, the holder of an Option may, if the terms of such Option so provide and to the extent permitted by applicable law, exercise an Option (i) in whole or in part, by delivering to the Company shares of Stock (in proper form for transfer and accompanied by all requisite stock transfer tax stamps or cash in lieu thereof) owned by such holder having a fair market value equal to the cash exercise price applicable to that portion of the Option being exercised by the delivery of such shares, the fair market value of the Stock so delivered to be determined as of the date immediately preceding the date on which the Option is exercised, or as may be required in order to comply with or to conform to the requirements of any applicable laws or regulations, or
                                    -47-

 (ii) by delivering to the Company an executed promissory note for the remainder of the exercise price on such terms and conditions as the Committee shall determine, at the time of grant, in its sole discretion; provided, however, that (A) the principal amount of such note shall not exceed ninety percent (90%) (or such lesser percentage as would be permitted by applicable margin regulations) of the aggregate purchase price of the shares of Stock then being purchased pursuant to the exercise of such Option and (B) payment for shares of Stock with a promissory note is permissible under applicable law. In addition, the Committee may prescribe any other method of paying the exercise price that it determines to be consistent with applicable law and the purpose of PROP, including, without limitation, in lieu of the exercise of an Option by delivery of shares of Stock then owned by the Option holder, providing the Company with a notarized statement attesting to the number of shares of Stock owned by such Option holder, where upon verification by the Company, the Company would issue to such Option holder only the number of incremental shares of Stock to which the Option holder is entitled upon exercise of the Option. In determining which methods an Option holder may utilize to pay the exercise price, the Committee may consider such factors as it determines are appropriate; provided, however, that with respect to Incentive Options, all such discretionary determinations by the Committee shall be made at the time of grant and specified in the Grant Agreement.

    (c) Exercisability. Any Option granted hereunder shall be exercisable at such times, in such amounts and during such period or periods as the Committee shall determine at the date of the grant of such Option; provided, however, that an Incentive Option shall not be exercisable after the expiration of ten
 (10) years from the date such Option is granted; provided, further, that in the case of an Incentive Option granted to a person who, at the time such Incentive Option is granted, owns stock of the Company or any subsidiary corporation or parent corporation of the Company possessing more than ten percent (10%) of the total combined voting power of all classes of stock of the Company or of any subsidiary corporation or parent corporation of the Company, such Incentive Option shall not be exercisable after the expiration of five (5) years from the date such Incentive Option is granted. To the extent that an Option is not exercised within the period of exercisability specified therein, it shall expire as to the then unexercised part.

    Subject to the limitations on exercise under PROP, Options granted under PROP shall be exercised by the optionee as to all or part of the shares of Stock covered thereby by the giving of written notice of the exercise thereof to the Corporate Secretary of the Company at the principal business office of the Company, specifying the number of shares of Stock to be purchased and specifying a business day not more than ten (10) days from the date such notice is given for the payment of the purchase price against delivery of the shares of Stock being purchased. Subject to the terms of Articles XVIII and XIX hereof, the Company shall cause certificates for the shares so purchased to be delivered at the principal business office of the Company, against payment of the full purchase price, on the date specified in the notice of exercise.

    Except to the extent otherwise provided under the Code (as defined below), to the extent that the aggregate fair market value of the Stock for which Incentive Options (under all stock option plans of the Company and of any parent corporation or subsidiary corporation of the Company) are exercisable for the first time by an employee during any calendar year exceeds one hundred thousand dollars ($100,000), such Options shall be treated as Non-Qualified Options. For purposes of this limitation, (a) the fair market value of the Stock is determined as of the time the Option is granted, (b) the limitation will be applied by taking into account Options in the order in which they were granted, and (c) Incentive Options granted before 1987 shall not be taken into account.

    In no event shall an Option granted hereunder be exercised for a fraction of a Share or for less than one hundred (100) shares (unless the number purchased is the total balance for which the Option is then exercisable).

    A person entitled to receive shares of Stock upon the exercise of an Option shall not have the rights of a stockholder with respect to such shares of Stock until the date of issuance of a stock certificate to him or her for such shares of Stock; provided, however, that until such stock certificate is issued, any holder of an Option using previously acquired shares of Stock as payment of an option exercise price shall continue to have the rights of a stockholder with respect to such previously acquired shares.


 V11.  Restricted Shares
    The Committee is authorized to grant awards of Restricted Shares subject to such terms, conditions, restrictions and/or limitations, if any, as the Committee deems appropriate, including, but not limited to, restrictions on transferability and continued employment.


 VIII.  Units
    The Committee may award to any participant one or more Units in such amount and upon such terms, conditions and limitations as the Committee may, in its sole discretion, determine.

    Each Unit shall represent an unsecured obligation of the Company to pay an amount having the equivalent value of one share of Stock.

    A Unit shall entitle the holder upon exercise thereof to receive from the Company, upon a written request filed with the Corporate Secretary of the Company at its principal offices as of a date permitted under the Grant Agreement pertaining to such Unit (the "Request"), a number of shares of Stock (with or without restrictions as to substantial risk of forfeiture and transferability, as determined by the Committee in its sole discretion at the time of grant), an amount of cash, or any combination of shares of Stock and cash, as specified in the Request (but subject to the approval of the Committee, in its sole discretion, at any time up to and including the time of payment, as to the making of any cash payment), having an aggregate fair market value equal to the fair market value, on the day of such Request, of one share of Stock.

    For all purposes of this Article VIII, the fair market value of the Stock shall be determined in accordance with the principles set forth in Article X hereof.


 IX.  Stock Appreciation Rights
    The Committee may award to any participant one or more Rights in such amount and upon such terms, conditions and limitations as the Committee may, in its sole discretion, determine.

    The exercise price of a Right granted alone shall be determined by the Committee but shall not be less than one hundred percent (100%) of the fair market value of one share of Stock on the date of grant of such Right. A Right granted simultaneously with or subsequent to the grant of an Option and in conjunction therewith or in the alternative thereto shall have the same exercise price as the related Option, shall be transferable only upon the same terms and conditions as the related Option, and shall be exercisable only to the same extent as the related Option; provided, however, that a Right, by its terms, shall be exercisable only when the fair market value of the shares of Stock subject to the Right and related Option exceeds the exercise price thereof.

    Upon exercise of a Right granted simultaneously with or subsequent to an Option and in the alternative thereto, the number of shares of Stock for which the related Option shall be exercisable shall be reduced by the number of shares of Stock for which the Right shall have been exercised. The number of shares of Stock for which a Right shall be exercisable shall be reduced upon any exercise of a related Option by the number of shares of Stock for which such Option shall have been exercised.

    A Right shall entitle the holder upon exercise thereof to receive from the Company, upon a written request filed with the Secretary of the Company at its principal offices (the "Request"), a number of shares of Stock (with or without restrictions as to substantial risk of forfeiture and transferability, as determined by the Committee in its sole discretion at the time of grant), an amount of cash, or any combination of shares of Stock and cash, as specified in the Request (but subject to the approval of the Committee, in its sole discretion, at any time up to and including the time of payment, as to the making of any cash payment), having an aggregate fair market value equal to the product of (i) the excess of the fair market value, on the day of such Request, of one share of Stock over the exercise price per share of Stock specified in such Right or its related Option, multiplied by (b) the number of shares of Stock for which such Right shall be exercised; provided, however, that the Committee, in its discretion, may impose a maximum limitation on the amount of cash, the fair market value of shares of Stock, or a combination thereof, which may be received by a holder upon exercise of a Right.

    For all purposes of this Article IX, the fair market value of the Stock shall be determined in accordance with the principles set forth in Article X hereof.


 X.  Fair Market Value of a Share of Stock
    If the Stock is listed on a national securities exchange in the United States on any date on which the fair market value per share of Stock is to be determined, the fair market value per share of Stock shall be deemed to be the closing quotation at which the Stock is sold on such exchange on such date or if the Stock is not traded on such date or such exchange is not open for business on such date, on the closest preceding date on which such exchange shall have been open for business and the Stock was traded. If the Stock is listed on more than one national securities exchange in the United States on the date any on which the fair market value per share of Stock is to be determined, the Committee shall determine which national securities exchange shall be used for the purpose of determining the fair market value per share of Stock.

    If the Stock is traded on the NASDAQ National Market System, the fair market value per share shall be determined in the same manner as if the Stock were listed on a national securities exchange so long as quotations of closing sales prices thereon are reported.

    If a regular, active public market exists for the Stock in the United States but the Stock is not listed on a national securities exchange in the United States, the fair market value per share of Stock shall be deemed to be the average of the closing bid and asked quotations in the over-the-counter market for the Stock in the United States on such date or if there are no such bid and asked quotations on such date, then on the closest date preceding such date for which such quotations are available.

    If the Committee determines that a regular, active public market in the United States does not exist for the Stock, the Committee shall determine, in its good faith and reasonable judgment, the fair market value per share of Stock as of the end of each fiscal year of the Company, as of the date of a Change in Control of the Company (as defined below) and at such other dates designated by the Committee in its sole discretion, ("Valuation Date") based on the value of the Company as a whole, divided by the total number of shares of Stock on a fully diluted basis. Accordingly, the fair market value per share of Stock shall be determined without any liquidity, marketability or minority or similar discount. Unless the Committee specifies otherwise in a Grant Agreement pertaining to an Equity Award, a determination of the value of any Equity Award shall be made as of the Valuation Date nearest to such determination date.


 XI.  Amount of Stock Subject to PROP
    The total number of shares of Stock which may be purchased pursuant to the exercise of Options granted under PROP, acquired pursuant to the exercise of Units or Rights granted under PROP, or granted as Restricted Shares shall not exceed, in the aggregate, 1,500,000 of the currently authorized shares of Stock, such number to be subject to adjustment in accordance with Article XVI hereof. Shares of Stock that are the subject of Units, Rights and related Options shall be counted only once in determining whether the maximum number of shares of Stock that may be purchased or awarded under PROP has been exceeded.

    Shares of Stock which may be acquired under PROP may be either authorized but unissued shares of Stock, shares of issued Stock held in the Company's treasury, or both, at the discretion of the Company. If and to the extent that Equity Awards granted under PROP expire or terminate without having been exercised, the shares of Stock covered by such expired or terminated Equity Awards may again be subject to another Equity Award under PROP.

    The maximum aggregate number of shares of Stock underlying all Equity Awards measured in shares of Stock (whether payable in Stock, cash or a combination of both) that may be granted to any single participant during the life of PROP shall be 1,500,000 shares of Stock, subject to adjustment as provided in Article XVI hereof. For purposes of the preceding sentence, such Equity Awards that are cancelled or repriced shall continue to be counted in determining such maximum aggregate number of shares of Stock that may be granted to any single participant during the life of PROP. In addition, the maximum dollar amount that maybe paid to any single participant with respect to an annual bonus (whether payable in Stock, cash or a combination of both) during the life of the PROP shall be $3,000,000.


 XII.  Termination of Employment or Service
    (a) Subject to any written agreement between the Company or Subsidiary and a participant, if a participant's employment with or service for the Company or any of its Subsidiaries is terminated due to death, disability or retirement:

        (1) all unvested portions of awards held by the participant on the date of the participant's death or the date of the termination of employment or service shall immediately be forfeited by such participant as of such date; and

        (2) all vested portions of Options and Rights held by the participant on the date of the participant's death or the date of the termination of employment or service shall remain exercisable until the earlier of:

            (x) the end of the 12-month period following the date of the participant's death or the date of the termination of employment or service; or

            (y) the date the Option or Right would otherwise expire.

    (b) Subject to any written agreement between the Company or Subsidiary and a participant, if a participant's employment with or service for the Company or any Subsidiary is terminated by the Company or Subsidiary for cause, all awards held by a participant on the date of the termination of employment or service for cause, whether vested or unvested, shall immediately be forfeited by such participant as of such date.

    (c) Subject to any written agreement between the Company or Subsidiary and a participant, if a participant's employment with or service for the Company or any Subsidiary is terminated for any reason other than for cause or other than due to death or disability:

        (1) all unvested portions of awards held by the participant on the date of the termination of employment or service shall immediately be forfeited by such participant as of such date; and

        (2) all vested portions of Options and/or Rights held by the participant on the date of the termination of employment or service shall remain exercisable until the earlier of:

            (x) the end of the 90-day period following the date of the termination of employment or service; or

            (y) the date the Option or Right would otherwise expire.

    (d) Notwithstanding anything contained in PROP to the contrary, the Committee may, in its sole discretion and at anytime, provide that:

        (1) any or all unvested portions of Options and/or Rights held by the participant on the date of the participant's death and/or the date of the termination of employment or service shall immediately become exercisable as of such date and, except with respect to Incentive Options, shall remain exercisable until a date that occurs on or prior to the date the Option or Right is scheduled to expire;

        (2) any or all vested portions of Non-Qualified Options and/or Rights held by the participant on the date of the participant's death and/or the date of the termination of employment or service shall remain exercisable until a date that occurs on or prior to the date the Option or Right is scheduled to expire; and/or

        (3) any or all unvested portions of other awards held by the participant on the date of the participant's death and/or the date of the termination of employment or service shall immediately vest or shall become vested on a date that occurs on or prior to the date the award is scheduled to vest.

    (e) Notwithstanding anything contained in the PROP to the contrary, (i) the provisions contained in this Article XII shall be applied to an Incentive Option only if the application of such provision maintains the treatment of such Incentive Option as an Incentive Option and (ii) the exercise period of an Incentive Option in the event of a termination of the participant's employment due to disability provided in this Article XII shall be applied only if the participant is "permanently and totally disabled" (as such term is defined in Section 22(e)(3) of the Code).

    (f) If an Equity Award granted hereunder shall be exercised by the legal representative of a deceased grantee or by a person who acquired an Equity Award granted hereunder by bequest or inheritance or by reason of the death of any written notice of such exercise shall be accompanied by a certified copy of letters testamentary or equivalent proof of the right of such legal representative or other person to exercise such Equity Award.

    (g) For the purposes of PROP, the term "cause" shall mean (a) with respect to participant who is a party to a written employment agreement with the Company or a Subsidiary, which agreement contains a definition of "for cause" or "cause" (or words of like import) for purposes of termination of employment or service thereunder by the Company or such Subsidiary, "for cause" or "cause" as defined therein; or (b) in all other cases, as determined by the Committee in its sole discretion, (i) the willful commission by a participant of an act that causes or may cause damage to the Company or a Subsidiary; (ii) the commission by an participant of an act of fraud in the performance of such participant's duties on behalf of the Company or a Subsidiary; (iii) conviction of the participant for commission of a felony in connection with the performance of his or her duties on behalf of the Company or a Subsidiary, or (iv) the continuing failure of a participant to perform the duties of the participant to the Company or a Subsidiary after written notice thereof and a reasonable opportunity to be heard and cure such failure are given to the participant by the Committee.

    (h) A termination of employment or service shall not be deemed to occur by reason of (i) the transfer of a participant from employment or retention by the Company to employment or retention by a subsidiary of the Company or (ii) the transfer of a participant from employment or retention by a subsidiary of the Company to employment or retention by the Company or by another subsidiary of the Company. Termination of an independent contractor's services shall be considered to occur when he, she or it ceased to perform services on a regular basis.

    (i) In the event of the complete liquidation or dissolution of a Subsidiary or if such corporation ceases to be a Subsidiary, any unexercised (whether vested or unvested) Equity Awards theretofore granted to independent contractor to such Subsidiary will be deemed cancelled unless such independent contractor is employed by or renders continuing services to the Company, any of its Subsidiaries or by any parent corporation after the occurrence of such event. If an Option or Right is to be cancelled pursuant to the provisions of the previous sentence, notice of such cancellation will be given to each participant holding unexercised Options, and such holder will have the right to exercise such Options or Rights in full (without regard to any limitation set forth or imposed pursuant to Article VI hereof) during the thirty (30) day period following notice of such cancellation.

 XIII.  Purchase of Equity Awards
    Unless the shares of Stock covered by PROP have been listed, registered or qualified upon any national securities exchange or the NASDAQ National Market System, the Company may purchase any outstanding Equity Award at a price which shall be the fair market value of the shares of Stock underlying such Equity Award, less the amount of the exercise price in the case of Options or the base value in the case of Rights, as of the immediately preceding Valuation Date or, if a Valuation Date occurs within three (3) months following such date of purchase, such Valuation Date.

 XIV.  Administration
    The PROP shall be administered by the Board or a committee or subcommittee of the Board appointed by the Board from among its members (the "Committee"). The Committee may be the Board's Compensation Committee. Unless the Board determines otherwise, the Committee shall be comprised solely of not less than two members who each shall qualify as (i) a "Non-Employee Director" within the meaning of Rule 16b-3(b)(3) (or any successor rule) under the

 Securities Exchange Act of 1934, as amended, and (ii) an "outside director" within the meaning of Section 162(m) of the Code and the regulations promulgated thereunder.

    A majority of the members of the Committee shall constitute a quorum, and the act of a majority of the members of the Committee shall be the act of the Committee. Any member of the Committee may be removed at any time either with or without cause by resolution adopted by the Board, and any vacancy on the Committee at any time may be filled by resolution adopted by the Board.

    Any or all powers and functions of the Committee may be exercised at any time and from time to time by the Board or an executive committee of the Board (the "Executive Committee"); references below to the Committee shall be deemed to include references to the Board and the Executive Committee, except as the content otherwise requires.

    Subject to the express provisions of PROP, the Committee shall have authority, in its discretion, to determine the persons to whom Equity Awards shall be granted, the time when such persons shall be granted Equity Awards, the number of shares of Stock which shall be subject to each Option or Right, the purchase price of each share of Stock which may be subject to each Equity Award, the period(s) during which such Equity Awards shall be exercisable (whether in whole or part), and the other terms and provisions thereof (which need not be identical). In determining the persons to whom Equity Awards shall be granted and the number of shares of Stock for which Equity Awards are to be granted to each person, the Committee may give consideration to the length of service, the amount of earnings and the responsibilities and duties of such person.

    Subject to the express provisions of PROP, the Committee shall have authority to interpret and construe PROP and the Grant Agreements pursuant to which Equity Awards are made thereunder, to amend PROP and the Equity Awards granted thereunder, to prescribe, amend and rescind rules relating to PROP, to determine the terms and provisions of the Equity Awards (which need not be identical) and to make all other determinations necessary or advisable for administering PROP.

    The determination of the Committee on matters referred to in this Article XIV and otherwise in PROP shall be conclusive, final and binding on all participants and other persons, unless such determination was not made in good faith.

    The Committee may employ such legal or other counsel, consultants and agents as it may deem desirable for the administration of PROP and may rely upon any opinion or computation received from any such counsel, consultant or agent. Expenses incurred by the Committee in the engagement of such counsel, consultation or agent shall be paid by the Company. No member or former member of the Board of Directors, the Executive Committee or the Committee shall be liable for any action or determination made in good faith with respect to PROP or any Equity Award granted hereunder.

 XV.  Non-Transferability of Equity Awards
    Except as otherwise provided herein or in a Grant Agreement with respect solely to Restricted Shares awarded under such Grant Agreement, no Equity Award granted hereunder shall be transferable, whether by operation of law or otherwise, other than by will or the laws of descent and distribution, and any Equity Awards granted hereunder shall be exercisable, during the lifetime of the holder, only by such holder. Except to the extent provided above, Equity Awards may not be assigned, transferred, pledged, hypothecated or disposed of in any way (whether by operation of law or otherwise) and shall not be subject to execution, attachment or similar process. Notwithstanding the foregoing, at the discretion of the Committee, and on a grant-by-grant basis, a Non-Qualified Option granted to a key employee of the Company or any Subsidiary may be transferred by such key employee solely to his or her spouse, siblings, parents, children and/or grandchildren or trusts for the benefit of such persons or partnerships, limited liability companies or other entities owned solely by such persons, subject to any restrictions included in the Grant Agreement with respect to such Non-Qualified Option.

 XVI.  Adjustment of Shares; Effect of Certain Transactions
    Notwithstanding any other provision contained herein, in the event of any change in the shares of Stock subject to PROP or to any Equity Award granted under PROP (through merger, consolidation, reorganization, recapitalization, stock dividend, stock split, split-up, split-off, spin-off, combination of shares, exchange of shares, or other like change in capital structure of the Company), an equitable adjustment shall be made to each outstanding Equity Award such that each such Equity Award shall thereafter pertain to an equivalent number of shares of Stock after such change as before such change or, at the sole discretion of the Committee, provide for such securities, cash and/or other property as would have been received in respect of the shares of Stock subject to such Equity Award had such Equity Award been exercised in full immediately prior to such change, and such an adjustment shall be made successively each time any such change shall occur. In addition, in the event of any such change, the Committee shall make any further adjustment to the maximum number of shares of Stock which may be acquired under PROP pursuant to the exercise of Equity Awards, the maximum number of shares of Stock for which Equity Awards may be granted to any one employee, and the number of shares of Stock and price per share of Stock subject to outstanding Equity Awards as shall be equitable to prevent dilution or enlargement of rights under such Equity Awards and the determination of the Committee as to these matters shall be conclusive final and binding on all participants and other persons; provided, however, that
 (a) each such adjustment with respect to an Incentive Option shall comply with the rules of Section 424(a) of the Code (or any successor provision), and (b) in no event shall any adjustment be made which would render any Incentive Option granted hereunder other than an "incentive stock option" as defined in Section 422 of the Code.

    In the event of a Change in Control of the Company, the Committee, in its sole discretion, may determine that any Equity Awards outstanding hereunder shall terminate within a specified number of days after notice to the holder, and such holder shall receive, with respect to each share of Stock subject to such Equity Awards, an amount equal to the excess of the fair market value of such shares of Stock immediately prior to the occurrence of such transaction over the exercise price per share of Stock of such Equity Awards (the "Call Amount"); the Call Amount shall be payable in cash, in one or more of the kinds of property payable in such transaction, or in a combination thereof, as the Committee in its discretion shall determine; in addition, such holder may elect and shall have the right to receive from the Company for a period of ninety (90) days from such notice an amount equal to the excess of the fair market value of such Shares on the day of election over the Call Amount.

    For purposes of PROP, a "Change in Control of the Company" occurs if:

        (1) more than fifty percent (50%) of the total combined voting power of all classes of stock of the Company normally entitled to vote for the election of directors of the Company is acquired by another person, firm or corporation or by a cooperating group of such individuals or entities, excluding any shareholders of Greenmarine Holdings, Inc. as of the Effective Date;

        (2) the majority of the Board of Directors consists of individuals other than members of the Board of Directors as of the Effective Date (the "Incumbent Directors"); provided, however, that any person becoming a director subsequent to such date whose election or nomination for election was supported by a 2/3rds of the directors who then comprised the Incumbent Directors shall be considered to be an Incumbent Director;

        (3) the Board of Directors approves the sale of all or substantially all of the property or assets of the Company; or

        (4) the Board of Directors approves a consolidation or merger of the Company with another corporation, the consummation of which would result in the occurrence of an event described in clause (1) above;

 provided, however, that (i) a Change in Control of the Company shall not include an initial public offering of the Company and (ii) the occurrence of any specific event as described in this paragraph shall not constitute a Change in Control of the Company if during the 30-day period immediately preceding the date of the Change in Control of the Company the Board of Directors, by a majority vote, deems that the occurrence of such specific event does not constitute a Change in Control of the Company.

 XVII.  Right to Terminate Employment
    PROP shall not impose any obligation on the Company or on any Subsidiary or parent corporation of the Company to continue the employment, services or directorship of any holder of an Equity Award and it shall not impose any obligation on the part of any holder of an Equity Award to remain in the employ or service of the Company or of any Subsidiary or parent corporation thereof.

 XVIII.  Securities Matters
    (a) Purchase For Investment. Except as hereinafter provided, the Committee may require the holder of an Equity Award granted hereunder, as a condition of exercise of such Equity Award, to execute and deliver to the Company a written statement, in form satisfactory to the Committee, in which such holder represents and warrants that such holder is purchasing or acquiring the shares of Stock acquired thereunder for such holder's own account, for investment only and not with a view to the resale or distribution thereof, and agrees that any subsequent resale or distribution of any of such shares of Stock shall be made only pursuant to either (i) a Registration Statement on an appropriate form under the Securities Act of 1933, as amended (the "Securities Act"), which Registration Statement has become effective and is current with regard to the shares of Stock being sold, or (ii) a specific exemption from the registration requirements of the Securities Act and any rules or regulations thereunder and state securities laws and regulations, but in claiming such exemption the holder shall, prior to any offer of sale or sale of such shares of Stock, obtain a prior favorable written opinion of counsel, in form and substance satisfactory to counsel for the Company, as to the application of such exemption thereto.
 The foregoing restriction shall not apply to (x) issuances by the Company so long as the shares of Stock being issued are registered under the Securities Act and a prospectus in respect thereof is current or (y) re offerings of shares of Stock by affiliates of the Company (as defined in Rule 405 or any successor rule or regulation promulgated under the Securities Act) if the shares of Stock being reoffered are registered under the Securities Act and a prospectus in respect thereof is current.

    Nothing herein shall be construed as requiring the Company to register shares of Stock subject to any Equity Award under the Securities Act. In addition, if at any time the Committee shall determine that the listing or qualification of the shares of Stock subject to such Equity Award on any securities exchange or under any applicable law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of an Equity Award, or the issuance of shares of Stock thereunder, such Equity Award may not be exercised in whole or in part unless such listing, qualification, consent or approval shall have been effected or obtained free of any conditions not acceptable to the Committee.

    (b) Listing of Shares and Related Matters. The Board of Directors may delay any issuance or delivery of shares of Stock if it determines that listing, registration or qualification of shares of Stock covered by PROP upon any national securities exchange or under any state or federal law, or the consent or approval of any governmental regulatory body, is necessary or desirable as a condition of, or in connection with, the sale or purchase of shares of Stock under PROP, until such listing, registration, qualification, consent or approval shall have been effected or obtained, or otherwise provided for, free of any conditions not acceptable to the Board of Directors.

 XIX.  Issuance of Stock Certificates; Legends; Payment of Expenses
    Upon any exercise of an Equity Award which may be granted hereunder and, in the case of an Option, payment of the purchase price, a certificate or certificates for the shares of Stock shall be issued by the Company in the name of the person exercising the Equity Award and shall be delivered to or upon the order of such person.

    The Company may endorse such legend or legends upon the certificates for Shares issued pursuant to PROP and may issue such "stop transfer" instructions to its transfer agent in respect of such shares of Stock as the Committee, in its sole discretion, determines to be necessary or appropriate to (a) prevent a violation of, or to perfect an exemption from, the registration requirements of the Securities Act, (b) implement the provisions of PROP and any agreement between the Company and the optionee or grantee with respect to such shares of Stock, or (c) permit the Company to determine the occurrence of a disqualifying disposition, as described in Section 421(b) of the Code, of shares of Stock transferred upon exercise of an Incentive Option granted under PROP.

    The Company shall pay all issue or transfer taxes with respect to the issuance or transfer of shares of Stock, as well as all fees and expenses necessarily incurred by the Company in connection with such issuance or transfer, except fees and expenses which may be necessitated by the filing or amending of a Registration Statement under the Securities Act, which fees and expenses shall be borne by the recipient of the shares of Stock unless such Registration Statement has been filed by the Company for its own corporate purposes (and the Company so states) in which event the recipient of the shares of Stock shall bear only such fees and expenses as are attributable solely to the inclusion of the shares of Stock he or she receives in the Registration Statement.

    All shares of Stock issued as provided herein shall be fully paid and nonassessable to the extent permitted by law.

 XX.  Taxes
    (a) Withholding Taxes. The Company may require an employee receiving Restricted Shares, exercising a Right or a Non-Qualified Option or disposing of shares of Stock acquired pursuant to the exercise of an Incentive Option in a disqualifying disposition (within the meaning of Section 421(b) of the Code), to reimburse the corporation that employs such employee for any taxes required by any government to be withheld or otherwise deducted and paid by such corporation in respect of the issuance or disposition of such shares of Stock. In lieu thereof, the corporation that employs such employee shall have the right to withhold the amount of such taxes from any other sums due or to become due from such corporation to the employee upon such terms and conditions as the Committee shall prescribe. The corporation that employs such employee may, in its discretion, hold the stock certificate to which such employee is entitled with respect to Restricted Shares or upon the exercise of an Option as security for the payment of such withholding tax liability, until cash sufficient to pay that liability has been accumulated. In addition, at any time that the Company becomes subject to a withholding obligation under applicable law with respect to the exercise of a Right or Non-Qualified Option (the "Tax Date"), except as set forth below, a holder of a Right or Non-Qualified Option may elect to satisfy, in whole or in part, the holder's related personal tax liabilities (an "Election") by (a) directing the Company to withhold from shares of Stock issuable in the related exercise either a specified number of shares of Stock or shares of Stock having a specified value (in each case not in excess of the related personal tax liabilities), (b) tendering shares of Stock previously issued pursuant to the exercise of an Equity Award or other shares of Stock owned by the holder or (c) combining any or all of the foregoing options in any fashion. An Election shall be irrevocable. The withheld shares of Stock and other shares of Stock tendered in payment shall be valued at their fair market value (determined in accordance with the principles set forth in Article X hereof) on the Tax Date. The Committee may disapprove of any Election, suspend or terminate the right to make Elections or provide that the right to make Elections shall not apply to particular shares of Stock or exercises. The Committee may impose any additional conditions or restrictions on the right to make an Election as it shall deem appropriate. In addition, the Company shall be authorized to effect any such withholding upon exercise of a Non-Qualified Option or Right by retention of shares issuable upon such exercise having a fair market value at the date of exercise (as determined under Article X hereof) which is equal to the amount to be withheld. The Committee may determine that an independent contractor shall be deemed an "employee" subject to the provisions of this Article XX hereof.

    (b) No Guarantee of Tax Consequences. No person connected with PROP in any capacity, including, but not limited to, the Company and any Subsidiary and their directors, officers, agents and employees makes any representation, commitment, or guarantee that any tax treatment, including, but not limited to, federal, state and local income, estate and gift tax treatment, will be applicable with respect to amounts deferred under PROP, or paid to or for the benefit of a participant under PROP, or that such tax treatment will apply to or be available to a participant on account of participation in PROP.

    (c) Section 162(m) of the Code. The Committee, in its sole discretion, may designate and design awards granted under PROP as Performance-Based Awards (as defined below) if it determines that compensation attributable to such awards might not otherwise be tax deductible by the Company due to the deduction limitation imposed by Section 162(m) of the Code. Accordingly, an award granted under PROP may be granted in such a manner that the compensation attributable to such award is intended by the Committee to qualify as "performance-based compensation" (as such term is used in Section 162(m) of the Code and the regulations thereunder) and thus be exempt from the deduction limitation imposed by Section 162(m) of the Code ("Performance-Based Awards"). Awards shall qualify as Performance-Based Awards under PROP only if:

        (1) at the time of grant the Committee is comprised solely of two or more "outside directors" (as such term is used in Section 162(m) of the Code and the regulations thereunder);

        (2) with respect to either the granting or vesting of an award (other than (i) a Non-Qualified Option or (ii) a Right, which are granted with an exercise price at or above the fair market value of the Stock on the date of grant), such award is subject to the achievement of a performance goal or goals based on one or more of the performance measures specified in this paragraph (c);

        (3) the Committee establishes in writing (i) the objective performance-based goals applicable to a given performance period and (ii) the individual employees or class of employees to which such performance-based goals apply no later than 90 days after the commencement of such performance period (but in no event after 25 percent of such performance period has elapsed);

        (4) no compensation attributable to a Performance-Based Award will be paid to or otherwise received by a participant until the Committee certifies in writing that the performance goal or goals (and any other material terms) applicable to such performance period have been satisfied; and

        (5) after the establishment of a performance goal, the Committee shall not revise such performance goal or increase the amount of compensation payable with respect to such award (as determined in accordance with Section 162(m)) of the Code upon the attainment of such performance goal.

 The Committee may use the following performance measures (either individually or in any combination) to set performance goals with respect to awards intended to qualify as Performance-Based Awards: net sales; pretax income before allocation of corporate overhead and bonus; budget; cash flow; earnings per share; net income; division, group or corporate financial goals; return on stockholders' equity; return on assets; attainment of strategic and operational initiatives; appreciation in and/or maintenance of the price of the Stock or any other publicly-traded securities of the Company; market share; gross profits; earnings before interest and taxes; earnings before interest, taxes, depreciation and amortization; economic value-added models; comparisons with various stock market indices; increase in number of customers; and/or reductions in costs. In addition, as required by regulations promulgated by the Department of the Treasury under Section 162(m) of the Code, the material terms of performance goals as described in this Article XX shall be disclosed to and reapproved by the Company's stockholders no later than the first stockholder meeting that occurs in the 5th year following the year in which the Company stockholders previously approved such performance goals.

 XXI.  Amendment of PROP
    The Board of Directors may, from time to time, amend PROP, provided that no amendment shall be made, without the approval of the stockholders of the Company, that will (a) increase the total number of shares of Stock reserved for Equity Awards under PROP (other than an increase resulting from an adjustment provided for in Article XVI hereof), (b) reduce the exercise price of any Incentive Option granted hereunder, (c) modify the provisions of PROP relating to eligibility, (d) increase the maximum number of shares of Stock with respect to all Equity Awards measured in Stock that may be granted to any individual under PROP, or (e) increase the maximum dollar amount that may be paid with respect to any single Award measured in cash. In addition, PROP shall not be amended without the approval of such amendment by the Company's stockholders if such amendment (i) is required under the rules and regulations of the stock exchange or national market system on which the Common Stock is listed or (ii) will disqualify any Incentive Option granted hereunder. The Committee shall be authorized to amend PROP and the Options granted hereunder to permit Incentive Options granted hereunder to qualify as "incentive stock options" within the meaning of Section 422 of the Code and the Treasury regulations promulgated thereunder. The rights and obligations under any Equity Award granted before amendment of PROP or any unvested and unexercised portion of such Equity Award shall not be adversely affected by amendment of PROP or the Equity Award without the consent of the holder of such Equity Award unless such discretion to amend is reserved to the Committee in the applicable Grant Agreement.

 XXII.  Termination or Suspension of PROP
    The Board of Directors may at any time suspend or terminate PROP. PROP, unless sooner terminated hereunder by action of the Board of Directors, shall terminate at the close of business on the Termination Date. Equity Awards may not be granted while PROP is suspended or after it is terminated. Rights and obligations under any Equity Awards granted while PROP is in effect shall not be altered or impaired by suspension or termination of PROP, except upon the consent of the person to whom such Equity Award was granted. The power under Article XIV hereof of the Committee to construe PROP and administer any Equity Awards granted prior to the termination or suspension of PROP nevertheless shall continue after such termination or during such suspension.

 XXIII.  Governing Law
    PROP, such Equity Awards as may be granted hereunder and all related matters shall be governed by, and construed and enforced in accordance with, the laws of the State of Delaware from time to time obtaining.

 XXIV.  Partial Invalidity
    The invalidity or illegality of any provision herein shall not be deemed to affect the validity of any other provision.

 XXV.  Effective Date
    PROP shall become effective at 9:00 a.m., New York City time, on the Effective Date, provided PROP is approved by the stockholders of the Company at a meeting of stockholders of the Company or by unanimous written consent of such stockholders in lieu of a meeting within 12 months of the Effective Date, and such approval of stockholders shall be a condition to the right of each eligible key employee or independent contractor to receive any Equity Awards under PROP. Any Equity Awards granted under PROP prior to such approval of stockholders shall be effective as of the date of the grant (unless, with respect to any Equity Awards, the Committee specifies otherwise at the time of the grant), but no such Equity Awards may be exercised prior to such stockholder approval, and if stockholders fail to approve PROP as specified hereunder, any such Equity Awards shall terminate.

                                                                   EXHIBIT 11

              OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                   COMPUTATION OF PER SHARE EARNINGS
                             (UNAUDITED)

                                             Post-Merger     Pre-Merger        Post-Merger     Pre-Merger
                                               Company        Company            Company        Company
                                             -----------     ----------        -----------     ----------
                                                  Three Months Ended                 Six Months Ended
                                                       March 31                          March 31
 (In millions except amounts per share)          1998           1997               1998           1997
                                                ------         ------             ------         ------
 Basic Earnings Per Share:
   Net Earnings (Loss)                        $  (3.3)       $  (7.3)           $ (16.2)       $ (21.6)
                                                ======         ======             ======         ======

   Weighted Average Number of Shares             20.4           20.2               20.4           20.2
                                                ======         ======             ======         ======

   Basic Earnings (Loss) Per Share            $ (0.16)       $ (0.36)           $ (0.79)       $ (1.07)
                                                ======         ======             ======         ======

 Diluted Earnings Per Share:
   Net Earnings (Loss)                        $  (3.3)       $  (7.3)           $ (16.2)       $ (21.6)
   Add: After-Tax Interest and
    Related Expense Amortization
    on 7% Convertible
    Subordinated Debentures                        --            0.8                 --            1.6
                                                ------         ------             ------         ------
   Net Earnings (Loss) Adjusted               $  (3.3)        $ (6.5)           $ (16.2)       $ (20.0)
                                                ======         ======             ======         ======

   Weighted Average Number of Shares             20.4           20.2               20.4           20.2
   Weighted Average Common Shares
    Assuming Conversion of 7%
    Convertible Subordinated
    Debentures                                     --            3.4                 --            3.4
                                                ------         ------             ------         ------

   Average Shares Outstanding                    20.4           23.6               20.4           23.6
                                                ======         ======             ======         ======

   Diluted Earnings (Loss) Per Share          $ (0.16)        $    *            $ (0.79)        $    *
                                                ======         ======             ======         ======


  * The computation of diluted earnings per share of common stock is antidilutive; therefore, the amount reported for basic and diluted earnings per share is the same.