Form 10-Q
period 1998-06-30
OUTBOARD MARINE CORP
filed 1998-08-14
CIK 75149

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

 (Mark One)

 (X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

 For the quarterly period ended June 30, 1998.

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

 Number of shares of Common Stock of $0.01 par value outstanding at July 31, 1998 was 20,420,000 shares.

 Exhibit Index Page 27.
                                     -1-

                         OUTBOARD MARINE CORPORATION
                                  FORM 10-Q
                               PART I, ITEM 1
                            FINANCIAL INFORMATION

                            FINANCIAL STATEMENTS
                               June 30, 1998


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
 (Unaudited)

                                                      Three Months Ended                   Nine Months Ended
                                                            June 30                           June 30
                                                 -----------------------------      -----------------------------
                                                  Post-Merger  |   Pre-Merger        Post-Merger  |   Pre-Merger
                                                    Company    |    Company            Company    |    Company
                                                    -------    |    -------            -------    |    -------
 (Dollars in millions except amounts per share)       1998     |      1997               1998     |      1997
                                                    -------    |    -------            -------    |    -------
 Net sales                                          $ 284.6    |    $ 275.8            $ 760.1    |    $ 709.9
                                                               |                                  |
 Cost of goods sold                                   212.9    |      221.0              590.8    |      595.9
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
   Gross earnings                                      71.7    |       54.8              169.3    |      114.0
                                                               |                                  |
 Selling, general and administrative expense           53.5    |       59.8              156.0    |      151.7
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
   Earnings (loss) from operations                     18.2    |       (5.0)              13.3    |      (37.7)
                                                               |                                  |
 Non-operating expense (income):                               |                                  |
   Interest expense                                     8.2    |        4.3               22.6    |       12.7
   Other, net                                          (3.7)   |       (4.6)              (8.6)   |      (25.9)
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
                                                        4.5    |       (0.3)              14.0    |      (13.2)
                                                     -------   |     --------           -------   |     --------
                                                               |                                  |
   Earnings (loss) before provision for income                 |                                  |
    taxes                                              13.7    |       (4.7)              (0.7)   |      (24.5)
                                                               |                                  |
 Provision for income taxes                             1.4    |        0.4                3.2    |        2.2
                                                     -------   |     -------            -------   |     -------
                                                               |                                  |
           Net earnings (loss)                      $  12.3    |    $  (5.1)           $  (3.9)   |    $ (26.7)
                                                     =======   |     =======            =======   |     =======
                                                               |                                  |
 Net earnings (loss) per share of common stock                 |                                  |
                                                               |                                  |
           Basic                                    $  0.60    |    $ (0.25)           $ (0.19)   |    $ (1.32)
                                                     =======   |     =======            =======   |     =======
                                                               |                                  |
           Diluted                                  $  0.60    |    $ (0.25)           $ (0.19)   |    $ (1.32)
                                                     =======   |     =======            =======   |     =======
                                                               |                                  |
 Average shares of common stock outstanding            20.4    |       20.2               20.4    |       20.2


 The accompanying notes are an integral part of these statements.


 Outboard Marine Corporation
 Condensed Statements of Consolidated Financial Position

                                                 (Unaudited)
                                                 -----------
                                                 Post-Merger         Post-Merger
                                                   Company             Company
                                                   -------             -------
                                                  June 30,          September 30,
 (Dollars in millions)                              1998                1997
                                                  ---------           ---------
 Assets
 Current assets:
  Cash and cash equivalents                      $    35.5           $    54.4
  Receivables                                        149.8               153.2

  Inventories
    Finished products                                 64.2                62.1
    Raw material, work in process
     and service parts                               110.3               114.8
                                                  ---------           ---------
     Total inventories                               174.5               176.9

  Other current assets                                40.2                86.5
                                                  ---------           ---------
     Total current assets                            400.0               471.0

  Restricted cash                                     28.6                  --
  Product tooling, net                                33.7                34.2
  Goodwill                                           245.5               250.2
  Trademarks, patents and other intangibles           81.7                83.9
  Other assets                                       126.8               129.5

  Plant and equipment at cost                        219.6               210.2
     Less accumulated depreciation                   (20.1)                 --
                                                  ---------           ---------
                                                     199.5               210.2
                                                  ---------           ---------
        Total assets                             $ 1,115.8           $ 1,179.0
                                                  =========           =========
                                     -4-


 Liabilities and Shareholders' Investment
 Current liabilities:
  Short-term debt                                $    30.0           $    96.0
  Accounts payable                                    76.7               142.0
  Accrued and other                                  179.1               182.0
  Accrued income taxes                                 5.8                 6.6
  Current maturities and sinking fund
    requirements of long-term debt                    11.2                72.9
                                                  ---------           ---------
    Total current liabilities                        302.8               499.5

 Long-Term Debt                                      248.2               103.8
 Postretirement benefits other than pensions          95.0                96.0
 Other non-current liabilities                       202.3               202.7

 Shareholders' investment:
  Common stock and capital surplus                   277.1               277.0
  Accumulated earnings employed in the business       (3.9)                 --
  Cumulative translation adjustments                  (5.7)                 --
                                                  ---------           ---------
    Total shareholders' investment                   267.5               277.0
                                                  ---------           ---------
        Total liabilities and shareholders'
        Investment                               $ 1,115.8           $ 1,179.0
                                                  =========           =========

 The accompanying notes are an integral part of these statements.


 Outboard Marine Corporation
 Condensed Statements of Consolidated Cash Flows
 (Unaudited)

                                                                 Nine Months Ended
                                                                      June 30
                                                        -----------------------------------
                                                          Post-Merger    |     Pre-Merger
                                                            Company      |       Company
                                                         ---------------------------------
 (Dollars in millions)                                       1998        |        1997
                                                           --------      |      --------
 Cash Flows from Operating Activities:                                   |
                                                                         |
 Net earnings (loss)                                      $  (3.9)       |     $ (26.7)
 Adjustments to reconcile net earnings (loss) to net                     |
  cash provided by operations:                                           |
   Depreciation and amortization                             40.4        |        41.2
   Changes in current accounts excluding the effects                     |
    of acquisitions and noncash transactions:                            |
    Decrease in receivables                                   2.2        |         8.3
    Decrease in inventories                                   0.8        |         2.0
    Decrease in other current assets                         46.2        |         0.7
    Decrease in accounts payable and accrued                             |
     liabilities                                            (68.2)       |       (13.1)
    Other, net                                               (4.7)       |        (0.5)
                                                           -------       |      -------
       Net cash provided by operating activities             12.8        |        11.9
                                                                         |
 Cash Flows from Investing Activities:                                   |
                                                                         |
 Expenditures for plant and equipment, and tooling          (23.7)       |       (30.1)
 Proceeds from sale of plant and equipment                    6.6        |        14.4
 Other, net                                                   0.7        |        (0.6)
                                                           -------       |      -------
       Net cash used for investing activities               (16.4)       |       (16.3)
                                                                         |
 Cash Flows from Financing Activities:                                   |
                                                                         |
 Net decrease in short-term debt                            (66.0)       |          --
 Proceeds from issuance of long-term debt                   155.2        |          --
 Increase in restricted cash                                (28.6)       |          --
 Payments of long-term debt, including current maturities   (75.2)       |          --
 Cash dividends paid                                           --        |        (6.0)
 Other, net                                                   0.1        |        (0.4)
                                                           -------       |      -------
       Net cash used for financing activities               (14.5)       |        (6.4)
                                                                         |
 Exchange rate effect on cash                                (0.8)       |        (0.9)
                                                           -------       |      -------
 Net decrease in cash and cash equivalent                   (18.9)       |       (11.7)
 Cash and cash equivalents at beginning of period            54.4        |        95.5
                                                           -------       |      -------
 Cash and cash equivalents at end of period               $  35.5        |     $  83.8
                                                           =======       |      =======
                                                                         |
 Supplemental Cash Flow Disclosures:                                     |
  Interest paid                                           $  21.8        |     $  11.7
  Income taxes paid                                       $   4.5        |     $   3.2
                                                           =======       |      =======

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

The Post-Merger Company Condensed Statement of Consolidated Financial Position as of June 30, 1998 and the related Post-Merger Company Statement of Consolidated Earnings for the three and nine months ended June 30, 1998 and Consolidated Cash Flow for the nine months ended June 30, 1998 are not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price at September 30, 1997 has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $844.9 million and $902.0 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. Purchase accounting included liabilities of $136.9 million for implementation and execution of business reorganizations. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized. The excess purchase price over fair value of the net assets acquired was $250.2 million and has been classified as goodwill in the Statement of Consolidated Financial Position at September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.


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


3.  SHORT-TERM AND LONG-TERM BORROWINGS

The Company became obligated under a credit agreement, as amended, which provided for loans of up to $150 million (the "Acquisition Debt"). Amounts outstanding under this credit agreement were secured by 20.4 million shares of common stock of the Post-Merger Company with interest at 10%. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002. The full amount of the Acquisition Debt was paid on May 27, 1998 from the proceeds of newly issued long-term debt.

Effective January 6, 1998, the Company entered into a $150.0 million Amended and Restated Loan and Security Agreement which expires
December 31, 2000 and at June 30, 1998, $30.0 million was outstanding. Any loans outstanding under this agreement are secured by the Company's inventory, receivables, intellectual property and other current assets and are guaranteed by certain of the Company's operating subsidiaries.

On May 27, 1998, the Company issued $160.0 million of 10-3/4% Senior Notes ("Senior Notes") due 2008, with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance totaled $155.2 million and $150.0 million was used to repay the Acquisition Debt. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At June 30, 1998, the interest reserve "Restricted Cash" was $28.6 million and must be maintained for a minimum of three years but at least until such time as the Company's fixed coverage ratio is greater than 2.5 to 1.0 or the Senior Notes are paid in full.

Under the various borrowing agreements, the Company is required to meet certain financial covenants throughout the year. The Company is in compliance with terms and conditions of these agreements.


4.  CONTINGENT LIABILITIES

As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30 month period. The Company resells any repurchased products. Losses incurred under this program have not been material. The company accrues for losses which are anticipated in connection with expected repurchases.

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

Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of their ability to pay.
As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At June 30, 1998, the Company has accrued approximately $22 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

In the nine months ended June 30, 1997, the Company recovered insurance proceeds of $6.1 million for prior environmental charges which is included in non-operating expense (income) in the Statement of Consolidated Earnings.

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

                                                        Nine Months Ended
                                                          June 30, 1997

         (Dollars in millions, except per share data)
                                                           (Unaudited)

         Net sales                                           $ 709.9
         Cost of goods sold                                    594.8
                                                               ------
          Gross earnings                                       115.1
         Selling, general and administrative expense           157.3
                                                               ------
          Earnings (Loss) from operations                      (42.2)
         Interest expense                                       21.9
         Other (income) expense, net                           (25.9)
                                                               ------
          Loss before provision for income taxes               (38.2)
         Provision for income taxes                              2.2
                                                               ------
          Net loss                                           $ (40.4)
                                                               ======
         Net loss per share of common stock
          (basic and diluted)                                $ (1.98)
                                                               ======

         Shares outstanding                                     20.4
                                                               ======

6.  STOCK OPTION PLAN

On March 10, 1998, the Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of employees of the Company. All employees are eligible to participate in PROP. PROP replaced all long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and (ii) grants of stock options, shares of restricted stock, phantom shares of stock or stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares of currently authorized common stock of the Company. Grants under PROP are discretionary.

Stock option grants under PROP through June 30, 1998 were 587,245, of which, 96,133 were vested upon grant. The remaining grants vest as follows: 94,445 in fiscal 1998, 176,667 in fiscal 1999, 121,115 in fiscal 2000, and 98,885 thereafter. The grants are exercisable at $18 per share and expire ten years after date of grant. The Company accounts for PROP under APB Opinion No. 25, and has not recorded any compensation expense for grants through June 30, 1998 as the exercise price of the stock option approximates the estimated fair market value of the Company's stock on the date of grant.

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

In June 1998, the Financial Accounting Standards Board issued Statement 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133. However, the Company believes adoption will have no material effect on its financial position or results of operations based on current levels of financial instruments.

8.  SUBSEQUENT EVENT

On July 22, 1998, the Board of Directors of the Company resolved to amend
Article X of its Bylaws to reflect a change in its fiscal year from the twelve month period of October 1 through September 30 of each year to a twelve month calendar year of January 1 through December 31 of each year.

OUTBOARD MARINE CORPORATION
FORM 10-Q
PART I, ITEM 2
FINANCIAL INFORMATION

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
June 30, 1998


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

     In January 1998, the Company began the rationalization of its boat manufacturing operations by closing its Old Hickory, Tennessee facility and consolidating the freshwater fishing operations at the Company's Murfreesboro, Tennessee facility. The Company also began, and has now completed, the consolidation of its saltwater fishing operations at its Columbia, South Carolina facility. In addition, as part of the Company's plan to improve operating efficiencies and reduce costs, the Company reduced its workforce by approximately 540 employees as of March 31, 1998, primarily within the Company's boat operations. In April 1998, the Company announced that it would close its research facility in Waukesha, Wisconsin and relocate those operations to other facilities.

     In March 1998, the Company announced a lean manufacturing initiative for its marine power manufacturing operations. Lean manufacturing is a disciplined approach for implementing proven manufacturing methodologies in order to reduce manufacturing costs through improved employee productivity and reduced inventory. The first phase of this initiative was introduced at the Company's final assembly plant in Calhoun, Georgia, and it has now expanded to additional facilities. This initiative is expected to substantially reduce costs, shorten production times, lower inventory and dramatically improve the Company's responsiveness to dealer and consumer demand. The Company has also implemented a strategic purchasing program which was announced in January 1998. This program is designed to reduce purchasing costs by consolidating purchasing across vendors, integrating suppliers into the product design process at an early stage and designing products for lower cost.

     In June, 1998, the Company announced the realignment of its aluminum boat brands. Consolidating the most popular models from the Grumman, Roughneck and Sea Nymph lines, the Lowe brand will be positioned to offer a full line of aluminum boats. The consolidation is another step the Company is taking to reduce the competition among its own brands in every aluminum market and as a way to help its dealers offer a complete line of boats to meet customer demand, rather than having to select from multiple boat company lines.

     Also in June, 1998, the Company announced that it had entered into a long-term strategic business agreement with Johnson Worldwide Associations, Inc. (JWA) to supply a range of private labeled electric trolling motors to meet OMC's specifications. This will give OMC a full line of industry leading, current technology electric trolling motors to offer its dealers.

     In July, 1998, the Company unveiled a new brand strategy for its Johnson and Evinrude engines. Johnson and Evinrude had become identical engines that were marketed under different names. Under the new strategy, they will be readily distinguishable from each other and will be marketed to different consumers. The Johnson brand will continue as a full line of carbureted two-strokes and will be marketed as the reliable engine it always has been. Evinrude will offer a full line of FICHT fuel injected technology engines and four-stroke engines and will be marketed as the premium OMC brand. As a result, while OMC dealers previously sold either Johnson or Evinrude, they will now sell both engine lines.

     Management anticipates that the measures implemented to date will result in overall cost reductions of approximately $21 million annually, a portion of which the Company anticipates will be realized in fiscal 1998. The Company believes that these savings represent permanent reductions in its cost structure and anticipates further savings from the full implementation of all elements of the Company's strategy.
There can be no assurance, however, that these programs will achieve the anticipated savings in fiscal 1998 or that additional cost savings will be achieved.

     Expansion of FICHT Technology. All marine engine manufacturers are facing the challenge of meeting the EPA's emission standards which require manufacturers to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. Partly in response to these EPA emission standards, the Company introduced its new Johnson and Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. The higher manufacturing costs of the

FICHT fuel injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which do not meet the new EPA standards, continue to be available. To date, the Company estimates that it has spent approximately $50.0 million on low-emission technology, and by the Year 2006 the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emission standards. The Company expenses its research and development costs as they are incurred.

     Industry acceptance of the FICHT technology by manufacturers of two-stroke engines was reaffirmed in February when Polaris Industries, Inc. announced that it had become a licensee of FICHT fuel injection technology for use on its personal watercraft (PWC), snowmobiles and all terrain vehicles (ATV). In March, Arctic Cat, Inc. announced that OMC will license the FICHT technology and supply the FICHT fuel injection components, including hardware and electronic control unit software, on their two-stroke engines used in PWC's, ATV's and snowmobiles. Also in March, Kawasaki Heavy Industries of Kobe, Japan announced their intention to use FICHT technology on their personal watercraft engines.

     Purchase Accounting. On September 12, 1997, Greenmarine Holdings acquired control of the Company by consummating the Tender Offer. On September 30, 1997, Greenmarine Holdings' acquisition subsidiary was merged with and into the Company, with the Company being the surviving entity of the merger. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $844.9 million and $902.0 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. As part of the initial purchase price allocation, the Company accrued an aggregate amount of $136.9 million for implementation and execution of business reorganizations, including product line rationalization, implementation of the lean manufacturing realignment, implementation of the Company's purchasing initiatives, plant restructuring and reduction of the Company's workforce. The financial statements reflect the preliminary allocation of purchase price as the purchase price allocation has not been finalized. The excess purchase price over fair value of the net assets acquired was $250.2 million and has been classified as goodwill in the Statement of Consolidated Financial Position as of September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years. Accordingly, the Company's results of operations for the nine months ended June 30, 1998 are not comparable to its results of operations in earlier periods.

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


RESULTS OF OPERATIONS

PERIODS ENDED JUNE 30, 1998 COMPARED TO PERIODS ENDED JUNE 30, 1997

     Net Sales. Net sales increased to $284.6 million in the three months ended June 30, 1998 from $275.8 million in the three months ended June 30, 1997, an increase of 3.2%. Net sales increased to $760.1 million in the nine months ended June 30, 1998 from $709.9 million in the nine months ended June 30, 1997, an increase of 7.1%. The Company's sales increase was attributable primarily to higher volume sales in the United States of marine engines in the current quarter and fiscal year, which increased over prior periods. Engine sales were depressed in the first half of fiscal 1997 as a result of the Company's program to restrain engine production in order to assist dealers in reducing inventory levels. In the first quarter of fiscal 1997, the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. This production suspension adversely affected the Company's sales and margins in the first half of fiscal 1997. The quarter increase was not as favorable as the nine month increase because sales of boats in the three months ended June 30, 1998 were lower than the previous year as a result of the boat brand strategy which refocused each brand into its market niche and resulted in the elimination of many lower end and lower gross margin boat models.

     Cost of Goods Sold. Cost of goods sold decreased to $212.9 million in the three months ended June 30, 1998 from $221.0 million in the three months ended June 30, 1997, a decrease of $8.1 million or 3.7%. Cost of goods sold was 74.8% of net sales in the three months ended June 30, 1998 as compared with 80.1% of net sales in the three months ended June 30, 1997. Cost of goods sold decreased to $590.8 million in the nine months ended June 30, 1998 from $595.9 in the nine months ended in June 30, 1997, a decrease of $5.1 million or 0.9%. Cost of goods sold was 77.7% of net sales in the nine months ended June 30, 1998 as compared with 83.9% of net sales in the nine months ended June 30, 1997. The improvements in the Company's gross margin in the current quarter and fiscal year reflected increased manufacturing efficiencies at engine plants and a better absorption of fixed costs, primarily due to higher sales volume. In addition, in the first quarter of fiscal 1997, the Company's cost of goods sold was negatively impacted by the production suspension discussed above in Net Sales.

     Selling, General and Administrative ("SG&A") Expense. SG&A expense decreased to $53.5 million in the three months ended June 30, 1998 from $59.8 million in the three months ended June 30, 1997, a decrease of $6.3 million or 10.5%. SG&A expense as a percentage of net sales decreased to 18.8% in the three months ended June 30, 1998 from 21.7% in the three months ended June 30, 1997. SG&A expense increased to $156.0 million in the nine months ended June 30, 1998 from $151.7 million in the nine months ended June 30, 1997, an increase of $4.3 million or 2.8%. SG&A expense as a percentage of net sales decreased to 20.5% in the nine months ended June 30, 1998 from 21.4% in the nine months ended June 30, 1997. The three months ended June 30, 1997 included an adjustment to increase boat warranty reserves $8.0 million as a result of changes in the method used to
estimate warranty reserves.   The SG&A expense in the current quarter
and fiscal year reflected higher amortization of goodwill and intangibles due to purchase accounting.

     Earnings (Loss) from Operations. Earnings from operations was $18.2 million in the three months ended June 30, 1998 compared with a loss of $5.0 million in the three months ended June 30, 1997, an improvement of $23.2 million. Earnings from operations improved to $13.3 million for the nine months ended June 30, 1998 from a loss of $37.7 million for the nine months ended June 30, 1997, an improvement of $51.0 million. The improvements were primarily attributable to increased sales coupled with better absorption of fixed costs and higher prior year warranty.

     Non-Operating Expense (Income).  Interest expense increased to
$8.2 million in the three months ended June 30, 1998 from $4.3 million in the three months ended June 30, 1997, an increase of $3.9 million. Interest expense increased to $22.6 million in the nine months ended June 30, 1998 from $12.7 million in the nine months ended June 30, 1997, an increase of $9.9 million. The increase resulted from the new debt structure in place after the Greenmarine Acquisition. Other non-operating income was $3.7 million in the three months ended June 30, 1998 compared to $4.6 million in the three months ended June 30, 1997. Other non-operating income was $8.6 million in the nine months ended June 30, 1998 compared to $25.9 million in the nine months ended June 30, 1997. The nine months ended June 30, 1997 amount included non-recurring income, including insurance recovery and a lawsuit settlement, as well as gains on disposition of fixed assets.

     Provision (Credit) for Income Taxes. The provision for income taxes was $1.4 million in the three months ended June 30, 1998 and $0.4 million in the three months ended June 30, 1997. The provision for income taxes was $3.2 million in the nine months ended June 30, 1998 and $2.2 million in the nine months ended June 30, 1997. The provision for income taxes for the three and nine months ended June 30, 1998 and 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Greenmarine Acquisition, the Statement of Consolidated Financial Position as of September 30, 1997 was prepared using the purchase method of accounting which reflects the fair values of assets acquired and liabilities assumed. The excess of the total acquisition cost over the estimated fair value of assets acquired and liabilities assumed at the date of acquisition was estimated initially at $250.2 million. The financial statements reflect the preliminary allocation of purchase price, as the purchase price allocation has not been finalized. Accordingly, the Statement of Condensed Consolidated Financial Position as of June 30, 1998 is not comparable to that as of June 30, 1997 because of the purchase accounting adjustments.

     The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the first fiscal quarter and peaking in the second fiscal quarter. Current assets at June 30, 1998 decreased $71.0 million from September 30, 1997. Cash and cash equivalents at June 30, 1998 decreased $18.9 million from September 30, 1997. Receivables decreased $3.4 million due primarily to lower European receivables due to a change in European sales channels and lower miscellaneous receivables offset by higher receivables related to a significant increased engine sales versus last year. Inventories at June 30, 1998 decreased $2.4 million from September 30, 1997 due to better inventory management. Other current assets at June 30, 1998 decreased $46.3 million from September 30, 1997 primarily due to a reduction in a trust depository that funded the remaining untendered outstanding shares of the Company's common stock and due to the redemption of deposits for letters of credit. Accounts payable at June 30, 1998 decreased $65.3 million from September 30, 1997 due to payments to Company shareholders for untendered outstanding stock and to other payments relating to the change of control. Cash provided by operations was $12.8 million for the nine months ended June 30, 1998 compared with $11.9 million for the nine months ended June 30, 1997.

     Expenditures for plant, equipment and tooling were $23.7 million for the nine months ended June 30, 1998, representing a $6.4 million decrease from the prior year period level of $30.1 million, primarily as a result of deferred capital expenditures. The low level of spending to date is related primarily to the Company's capital appropriation process. Capital spending related to any approved capital expenditure is realized, on average, approximately nine months after approval. A lower level of capital spending was appropriated in fiscal 1997 as compared to prior years due to the Company's pending sale, which was completed in September 1997. The Company estimates that total capital expenditures for fiscal 1998 will be approximately $30 million, which includes capital expenditures and various planned and potential projects designed to increase efficiencies and enhance the Company's competitiveness and profitability. Specifically, these capital expenditures include continued expenditures related to the introduction of the FICHT technology to the Company's various engine models, cost reduction programs, product quality improvements, improvements to and upgrades of the Company's hardware and software, and other general capital improvements and repairs.

     Short-term debt was $30.0 million at June 30, 1998. Current maturities and sinking fund requirements of long-term debt decreased by $61.7 million from September 30, 1997 due primarily to the redemption of the Company's 7% Convertible Subordinated Debentures due 2002. The Company also borrowed approximately $30.0 million from certain wholly-owned foreign subsidiaries. Approximately $2.0 million, net of offsets, is due in fiscal 1998, and approximately $20.2 million is due at the end of fiscal 1999.

     The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility(the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $30.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On June 30, 1998, outstanding borrowings under the Credit Agreement aggregated $30.0 million and eight letters of credit were outstanding totaling $18.8 million. The level of borrowings as of June 30, 1998 was due primarily to the seasonality of the Company's business. Although there can be no assurance, the Company expects to use the cash from the anticipated sales of products and collection of receivables to repay all amounts outstanding under the Revolving Credit Facility by the end of fiscal 1998. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of
(i) consolidated tangible net worth, (ii) interest coverage ratios, and (iii) leverage ratios.

     The Company became obligated under a credit agreement, as amended, which provided for loans of up to $150 million (the "Acquisition Debt"). Amounts outstanding under this credit agreement were secured by 20.4 million shares of common stock of the Post-Merger Company with interest at 10%. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002. The full amount of the Acquisition Debt was paid on May 27, 1998 from the proceeds of newly issued long-term debt.

     On May 27, 1998, the Company issued $160.0 million of 10-3/4% Senior Notes ("Senior Notes") due 2008, with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance totaled $155.2 million and $150.0 million was used to repay the Acquisition Debt. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At June 30, 1998, the interest reserve

"Restricted Cash" was $28.6 million and must be maintained for a minimum of three years.

     As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40.0 million per model year for a period not to exceed 30 months from the date of invoice. The obligation automatically reduces over the 30 month period. The Company resells any repurchased products. Losses incurred under this program have not been material. In fiscal 1997, the Company repurchased approximately $3.9 million of products, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

     As of September 30, 1997, the Company reserved a total amount equal to $136.9 million as accrued liabilities for business reorganizations. These reserves include accruals for rationalization of the Company's product lines, workforce reductions, plant consolidations and closures. A total of approximately $33.2 million of such accrued liabilities relate to non-cash items. The Company also has other non-current liabilities of $202.3 million, including environmental reserves and post-retirement benefits other than pension of $95.0 million.

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

     During fiscal 1997 and 1998, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The review included all of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on this review, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the process of implementing and testing remedies of issues identified during the assessment phase. To date, all applications on the Company's mainframe have been reprogrammed and initial testing will be conducted through the first quarter of calendar 1999. Issues raised relative to personal computers and local and wide area networks are in the process of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment which would be affected by the Year 2000 and those which were identified are in the process of being modified. Most of the Company's telecommunications equipment is currently Year 2000 compliant and in cases where it is not, the equipment has either been replaced or appropriation requests for the replacement have been prepared and are being processed. The Company anticipates completing all implementation and testing of internal remedies by June 30, 1999.

     Also as part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them from critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) to non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involves sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only follows up with additional questionnaires and telephone calls but also scheduled or will schedule on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 2000, the Company has begun review alternate suppliers who are in a position to certify that they are or will be Year 2000 ready.

     Finally, in preparing for the advent of the Year 2000, the Company has taken steps to heighten the awareness among its dealer and distributor network of the issues associated with the Year 2000. The issue is covered in monthly publications which are distributed to the dealers and also by the sales force that is responsible for the regular communications with the dealer and distributor network.

     To date, the Company has spent a total of approximately $3 million on personal computer and network, mainframe and telecommunication solutions to issues related with the Year 2000 and estimates that it will spend up to a total of $10 million, half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000.

     The Company believes that its owned or licensed hardware and software will be able to operate into the Year 2000. However, the Company relies on the goods and services of other companies in order to manufacture and deliver its goods to the market. Although the Company is taking every reasonable step to ensure that these vendors will be able to continue to provide their goods or services, there can be no assurance that, even upon certification of their ability to do so, the Company's vendors will be able to provide their goods and services to the Company in a manner that satisfactorily addresses the Year 2000 issues. In the event that the vendor is critical and either no alternate vendor is available or is able to operate into the Year 2000, this event could have a negative impact on the Company's business, results of operations, or financial condition.

     Based upon the current level of operations and anticipated cost savings, the Company believes that its cash flow from operations, together with borrowings under the Credit and its other sources of liquidity, will be adequate to meet its anticipated requirement for working capital and accrued liabilities, capital expenditures, interest payments and scheduled principal payments over the next several years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated costs savings can be fully achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to amortize all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.


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

    In June 1998, the Financial Accounting Standards Board issued Statement 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999.

     The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133. However, the Company believes adoption will have no material effect on its financial position or results of operations based on current levels of financial instruments.


INFLATION

     Inflation may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases may adversely affect the purchase of the Company's products. Inflation has not had a significant impact on operating results during the past three fiscal years.


CHANGE IN FISCAL YEAR

     On July 22, 1998, the Board of Directors of the Company resolved to amend Article X of its Bylaws to reflect a change in its fiscal year from the twelve month period of October 1 through September 30 of each year to a twelve month calendar year of January 1 through December 31 of each year.

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

Item 6.     Exhibits and Report on Form 8-K.

(a) Exhibits reference is made to the Exhibit Index on Page 27.
(b) Reports on Form 8-K. The Registrant did not file any reports on Form 8-K for the fiscal quarter ended June 30, 1998.


                          SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




   OUTBOARD MARINE CORPORATION



    Signature                Title                        Date
_____________________  _______________________      __________________




 By  /s/ Andrew P. Hines  Executive Vice President &    August 14, 1998
                           Chief Financial Officer
_______________________    _______________________     __________________
    ANDREW P. HINES

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

(B)With respect to rights of holders of the Registrant's 9-1/8%
Sinking Fund Debentures due 2017, reference is made to Exhibit 4(A) in the Registrant's Registration Statement Number 33-12759 filed on March 20, 1987, which is incorporated herein by reference.

(C)With respect to rights of holders of Registrant's 7% Convertible Subordinated Debentures due 2002, reference is made to Registrant's Registration Statement Number 33-47354 filed on April 28, 1992, which is incorporated herein by reference and with respect to the Supplemental Indenture dated September 30, 1997 reference is made to
Exhibit 4(C) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.

(D)With respect to the Registrant's 10-3/4% Senior Notes due 2008, reference is made to Exhibit 4(D) attached hereto and incorporated herewith.


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

(C) With respect to the Employment Agreement of Mr. Hines dated
October 6,1997, reference is made to Exhibit 10(J) to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended September 30, 1997, which is incorporated herein by reference.

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

(F) With respect to the Employment Agreement of Mr. Jones dated March 10,1998, reference is made to Exhibit 10(F) of the Registrant's
Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated herein by reference.

(G) With respect to the Personal Rewards and Opportunity Program, reference is made to Exhibit 10(G) of the Registrant's Quarterly
Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated herein by reference.

(H) With respect to the form of Employment Agreement between the Registrant and Kimberly K. Bors, Paul R. Rabe, Robert S. Romano and certain other executives of the Registrant, reference is made to
Exhibit 10(H) attached hereto.

(I) With respect to the form of Employment Agreement between the Registrant and certain executives, reference is made to Exhibits
10(I)1 and 2 attached hereto.

(J) With respect to the First Amendment to the Amended and Restated Loan and Security Agreement between the Registrant and NationsBank of Texas, N.A. dated May 21, 1998, reference is made to Exhibit 10.5 to the Registrant's Form S-4 filed with the Securities and Exchange Commission on June 29,
1998 which is incorporated herein.


Exhibit 11:     Statements regarding computation of per share earnings.

A statement regarding the computation of per share earnings is attached hereto as Exhibit 11.

Exhibit 19:     Report furnished to security holders:

    Not applicable.


Exhibit 27:     Financial data schedule:

    This information is filed only in the electronic filing.

                                                                  Exhibit 4(D)


                                                                EXECUTION COPY

================================================================================

                           ------------------------

                          OUTBOARD MARINE CORPORATION

                                      AND

                             SUBSIDIARY GUARANTORS

                             SERIES A AND SERIES B
                         10 3/4% SENIOR NOTES DUE 2008

                                   INDENTURE

                           ------------------------

                           Dated as of May 27, 1998

                           ------------------------

                      STATE STREET BANK AND TRUST COMPANY

                                    Trustee
                           ------------------------

================================================================================

                            CROSS-REFERENCE TABLE*

Trust Indenture
Act Section                                                    Indenture Section

310(a)(1).............................................................7.10
   (a)(2).............................................................7.10
   (a)(3).............................................................N.A.
   (a)(4).............................................................N.A.
   (a)(5).............................................................7.10
   (i)(b).............................................................7.10
   (ii)(c)............................................................N.A.
311(a)................................................................7.11
   (b)................................................................7.11
   (iii)(c)...........................................................N.A.
312(a)................................................................2.05
   (b)................................................................12.03
   (iv)(c)............................................................12.03
313(a)................................................................7.06
   (b)(1).............................................................10.03
   (b)(2).............................................................7.07
   (v)(c).............................................................7.06;
                                                                      12.02
   (vi)(d)............................................................7.06
314(a)................................................................4.03;
                                                                      12.02
   (A)(b).............................................................10.02.
   (c)(1).............................................................12.04
   (c)(2).............................................................12.04
   (c)(3).............................................................N.A.
   (d)................................................................10.03;
                                                                      10.04;
                                                                      10.05
   (vii)(e)...........................................................12.05
   (f)................................................................N.A.
315(a)................................................................7.01
   (b)................................................................7.05;
                                                                      12.02
   (A)(c).............................................................7.01
   (d)................................................................7.01
   (e)................................................................6.11
316(a)(last sentence).................................................2.09
   (a)(1)(A)..........................................................6.05
   (a)(1)(B)..........................................................6.04
   (a)(2).............................................................N.A.
   (b)................................................................6.07
   (B)(c).............................................................2.12
317(a)(1).............................................................6.08
   (a)(2).............................................................6.09
   (b)................................................................2.04
318(a)................................................................12.01
   (b)................................................................N.A.
   (c)................................................................12.01

N.A. means not applicable
*This Cross-Reference Table is not part of the Indenture.

                               TABLE OF CONTENTS




ARTICLE 1.  DEFINITIONS AND INCORPORATION BY REFERENCE.....................
  Section 1.01. Definitions................................................
  Section 1.02. Other Definitions..........................................
  Section 1.03. Incorporation by Reference of Trust Indenture Act..........
  Section 1.04. Rules of Construction......................................

ARTICLE 2.  THE NOTES......................................................
  Section 2.01. Form and Dating............................................
  Section 2.02. Execution and Authentication...............................
  Section 2.03. Registrar and Paying Agent.................................
  Section 2.04. Paying Agent to Hold Money in Trust........................
  Section 2.05. Holder Lists...............................................
  Section 2.06. Transfer and Exchange......................................
  Section 2.07. Replacement Notes..........................................
  Section 2.08. Outstanding Notes..........................................
  Section 2.09. Treasury Notes.............................................
  Section 2.10. Temporary Notes............................................
  Section 2.11. Cancellation...............................................
  Section 2.12. Defaulted Interest.........................................

ARTICLE 3.  REDEMPTION AND PREPAYMENT......................................
  Section 3.01. Notices to Trustee.........................................
  Section 3.02. Selection of Notes to Be Redeemed..........................
  Section 3.03. Notice of Redemption.......................................
  Section 3.04. Effect of Notice of Redemption.............................
  Section 3.05. Deposit of Redemption Price................................
  Section 3.06. Notes Redeemed in Part.....................................
  Section 3.07. Optional Redemption........................................
  Section 3.08. Mandatory Redemption.......................................
  Section 3.09. Offer to Purchase by Application of Excess Proceeds........

ARTICLE 4.  COVENANTS......................................................
  Section 4.01. Payment of Notes...........................................
  Section 4.02. Maintenance of Office or Agency............................
  Section 4.03. Reports....................................................
  Section 4.04. Compliance Certificate.....................................
  Section 4.05. Taxes......................................................
  Section 4.06. Stay, Extension and Usury Laws.............................
  Section 4.07. Restricted Payments........................................
  Section 4.08. Dividend and Other Payment Restrictions Affecting
                Subsidiaries...............................................
  Section 4.09. Incurrence of Indebtedness and Issuance of Preferred
                Stock......................................................
  Section 4.10. Asset Sales................................................
  Section 4.11. Transactions with Affiliates...............................
  Section 4.12. Liens......................................................
  Section 4.13. Business Activities........................................
  Section 4.14. Corporate Existence........................................
  Section 4.15. Offer to Repurchase Upon Change of Control.................
  Section 4.16. Limitation on Sale and Leaseback Transactions..............
  Section 4.17. Additional Subsidiary Guarantees...........................
  Section 4.18. Use of Proceeds............................................

ARTICLE 5.  SUCCESSORS.....................................................
  Section 5.01. Merger, Consolidation, or Sale of Assets...................
  Section 5.02. Successor Corporation Substituted..........................

ARTICLE 6.  DEFAULTS AND REMEDIES..........................................
  Section 6.01. Events of Default..........................................
  Section 6.02. Acceleration...............................................
  Section 6.03. Other Remedies.............................................
  Section 6.04. Waiver of Past Defaults....................................
  Section 6.05. Control by Majority........................................
  Section 6.06. Limitation on Suits........................................
  Section 6.07. Rights of Holders of Notes to Receive Payment..............
  Section 6.08. Collection Suit by Trustee.................................
  Section 6.09. Trustee May File Proofs of Claim...........................
  Section 6.10. Priorities.................................................
  Section 6.11. Undertaking for Costs......................................

ARTICLE 7.  TRUSTEE........................................................
  Section 7.01. Duties of Trustee..........................................
  Section 7.02. Rights of Trustee..........................................
  Section 7.03. Individual Rights of Trustee...............................
  Section 7.04. Trustee's Disclaimer.......................................
  Section 7.05. Notice of Defaults.........................................
  Section 7.06. Reports by Trustee to Holders of the Notes.................
  Section 7.07. Compensation and Indemnity.................................
  Section 7.08. Replacement of Trustee.....................................
  Section 7.09. Successor Trustee by Merger, etc...........................
  Section 7.10. Eligibility; Disqualification..............................
  Section 7.11. Preferential Collection of Claims Against Company..........

ARTICLE 8.  LEGAL DEFEASANCE AND COVENANT DEFEASANCE.......................
  Section 8.01. Option to Effect Legal Defeasance or Covenant Defeasance...
  Section 8.02. Legal Defeasance and Discharge.............................
  Section 8.03. Covenant Defeasance........................................
  Section 8.04. Conditions to Legal or Covenant Defeasance.................
  Section 8.05. Deposited Money and Government Securities to be Held in
                Trust; Other Miscellaneous Provisions......................
  Section 8.06. Repayment to Company.......................................
  Section 8.07. Reinstatement..............................................

ARTICLE 9.  AMENDMENT, SUPPLEMENT AND WAIVER...............................
  Section 9.01. Without Consent of Holders of Notes........................
  Section 9.02. With Consent of Holders of Notes...........................
  Section 9.03. Compliance with Trust Indenture Act........................
  Section 9.04. Revocation and Effect of Consents..........................
  Section 9.05. Notation on or Exchange of Notes...........................
  Section 9.06. Trustee to Sign Amendments, etc............................

ARTICLE 10.  COLLATERAL AND SECURITY.......................................
  Section 10.01. Depositary Agreement......................................
  Section 10.02. Recording and Opinions....................................
  Section 10.03. Release of Collateral.....................................
  Section 10.04. Certificates of the Company...............................
  Section 10.05. Certificates of the Trustee...............................
  Section 10.06  Authorization of Actions to be Taken by the Trustee under the Depositary Agreement..................................

  Section 10.07. Authorization of receipt of funds by the trustee under the
                 Depositary Agreement......................................
  Section 10.08. Termination of security interest..........................

ARTICLE 11 SUBSIDIARY GUARANTEES...........................................
  Section 11.01. Subsidiary Guarantees.....................................
  Section 11.02. Limitation on subsidiary Guarantor Liability..............
  Section 11.03. Execution and Delivery of Subsidiary Guarantees...........
  Section 11.04. Subsidiary Guarantors May Consolidate, etc., on Certain
                 Terms.....................................................
  Section 11.05. Releases Following Designation As an Unrestricted
                 Subsidiary or Sale of Assets..............................

ARTICLE 12. MISCELLANEOUS..................................................
  Section 12.01. Trust Indenture Act Controls..............................
  Section 12.02. Notices...................................................
  Section 12.03. Communication by Holders of Notes with Other Holders of
                 Notes.....................................................
  Section 12.04. Certificate and Opinion as to Conditions Precedent........
  Section 12.05. Statements Required in Certificate or Opinion.............
  Section 12.06. Rules by Trustee and Agents...............................
  Section 12.07. No Personal Liability of Directors, Officers, Employees
                 and Stockholders..........................................
  Section 12.08. Governing Law.............................................
  Section 12.09. No Adverse Interpretation of Other Agreements.............
  Section 12.10. Successors................................................
  Section 12.11. Severability..............................................
  Section 12.12. Counterpart Originals.....................................
  Section 12.13. Table of Contents, Headings, etc..........................

EXHIBITS

Exhibit A    FORM OF GLOBAL NOTE
Exhibit B    FORM OF CERTIFICATE OF TRANSFER
Exhibit C    FORM OF CERTIFICATE OF EXCHANGE
Exhibit D    FORM OF CERTIFICATE OF ACQUIRING INSTITUTIONAL
             ACCREDITED INVESTOR
Exhibit E    FORM OF NOTATION OF SUBSIDIARY GUARANTEES
Exhibit F    FORM OF NOTICE OF SUPPLEMENTAL INDENTURE TO BE DELIVERED BY
             SUBSEQUENT GUARANTORS

            INDENTURE dated as of May 27, 1998 among Outboard Marine Corporation, a Delaware corporation (the "Company"), each of OMC Aluminum Boat Group, Inc., a Delaware corporation, OMC Fishing Boat Group, Inc., a Delaware corporation, OMC Recreational Boat Group, Inc., a Delaware corporation, OMC Latin America/Caribbean, Inc. and Recreational Boat Group Limited Partnership, a Delaware limited partnership, as guarantors (each a "Subsidiary Guarantor") and State Street Bank and Trust Company, as trustee (the "Trustee").

            The Company, the Subsidiary Guarantors and the Trustee agree as follows for the benefit of one other and for the equal and ratable benefit of the Holders of the Company's 10 3/4% Series A Senior Notes due 2008 (the "Series A Notes") and the 10 3/4% Series B Senior Notes due 2008 (the "Series B Notes" and, together with the Series A Notes, the "Notes"):

                                  ARTICLE 1.
                  DEFINITIONS AND INCORPORATION BY REFERENCE

SECTION 1.01. DEFINITIONS.

            "144A Global Note" means a global note in the form of Exhibit A hereto bearing the Global Note Legend and the Private Placement Legend and deposited with or on behalf of, and registered in the name of, the Depositary or its nominee that will be issued in a denomination equal to the outstanding principal amount of the Notes sold in reliance on Rule 144A.

            "Acquired Debt" means, with respect to any specified Person, (i) Indebtedness of any other Person existing at the time such other Person is merged with or into or became a Subsidiary of such specified Person, including, without limitation, Indebtedness incurred in connection with, or in contemplation of, such other Person merging with or into or becoming a Subsidiary of such specified Person and (ii) Indebtedness secured by a Lien encumbering any asset acquired by such specified Person.

            "Affiliate" of any specified Person means any other Person directly or indirectly controlling or controlled by or under direct or indirect common control with such specified Person. For purposes of this definition, "control" (including, with correlative meanings, the terms "controlling," "controlled by" and "under common control with"), as used with respect to any Person, shall mean the possession, directly or indirectly, of the power to direct or cause the direction of the management or policies of such Person, whether through the ownership of voting securities, by agreement or otherwise; provided that beneficial ownership of 10% or more of the Voting Stock of a Person shall be deemed to be control.

            "Agent" means any Registrar, Paying Agent or co-registrar.

            "Applicable Procedures" means, with respect to any transfer or exchange of or for beneficial interests in any Global Note, the rules and procedures of the Depositary, Euroclear and Cedel that apply to such transfer or exchange.

            "Asset Sale" means (i) the sale, lease, conveyance, transfer or other disposition of any assets or rights (including, without limitation, by way of a sale and leaseback) of the Company or any of its Restricted Subsidiaries other than sales (or resales) of inventory in the ordinary course of business consistent with past practices (provided that the sale, lease, conveyance or other disposition of all or substantially all of the assets of the Company and its Restricted Subsidiaries taken as a whole shall be governed by Sections 4.15 and/or 5.1 hereof and not by Section 4.10 hereof), and (ii) the issue or sale by the Company or any of its Restricted Subsidiaries of Equity Interests of any of the Company's Restricted Subsidiaries, in the case of either clause (i) or (ii), whether in a single transaction or a series of related transactions (a) that have a fair market value in excess of $2.0 million or (b) for Net Proceeds in excess of $2.0 million. Notwithstanding the foregoing, the following items shall not be deemed to be Asset Sales: (i) a transfer of assets by the Company to a Restricted Subsidiary or by a Restricted Subsidiary to the Company or to another Restricted Subsidiary; (ii) an issuance of Equity Interests by a Wholly-Owned Restricted Subsidiary to the Company or to another Wholly-Owned Restricted Subsidiary; (iii) a Restricted Payment that is permitted by Section
4.07 hereof; (iv) any sale of Equity Interests of the Company; (v) any surrender or waiver of contract rights or the settlement, release or surrender of contract, tort or other claims of any kind, in each case in the ordinary course of business; (vi) any grant of any license of patents, trademarks, trade names, registrations therefor or similar intellectual property, in the ordinary course of business; (vii) any sale of the Company's facility in Juarez, Mexico in a transaction which (a) satisfies the requirements of clauses (i) or (ii) of
Section 4.10 hereof (but substituting "50%" in lieu of "75%" in said clause
(ii)) and (b) is consummated no later than 18 months following the Issue Date pursuant to a definitive agreement signed no later than one year subsequent to the Issue Date; provided, that any cash Net Proceeds received therefrom shall be deemed to be Net Proceeds from an Asset Sale for all purposes under this Indenture; (viii) the sale and leaseback of any assets within 90 days of the acquisition of such assets; (ix) any disposition of Cash Equivalents in the ordinary course of business; (x) sales of accounts receivable, or participation therein, in connection with any Receivables Facility and (xi) sales of damaged, fully-depreciated or obsolete equipment or assets that, in the Company's reasonable judgment, are no longer used or useful in the business of the Company or its Restricted Subsidiaries.

            "Attributable Debt" in respect of a sale and leaseback transaction, means, at the time of determination, the present value (discounted at the rate of interest implicit in such transaction, determined in accordance with GAAP) of the obligation of the lessee for net rental payments during the remaining term of the lease included in such sale and leaseback transaction (including any period for which such lease has been extended or may, at the option of the lessor, be extended).

            "Bankruptcy Law" means Title 11, U.S. Code or any similar federal or state law for the relief of debtors.

            "Board of Directors" means the Board of Directors of the Company, or any authorized committee of the Board of Directors.

            "Borrowing Base" means, as of any date, an amount equal to the sum of (a) 75% of the face amount of all accounts receivable owned by the Company and its Restricted Subsidiaries as of such date that are not more than 60 days past due, and (b) 50% of the book value of all inventory owned by the Company and its Subsidiaries as of such date, all calculated on a consolidated basis and in accordance with GAAP. To the extent that information is not available as to the amount of accounts receivable or inventory as of a specific date, the Company may utilize the most recent available information for purposes of calculating the Borrowing Base.

            "Business Day" means any day other than a Legal Holiday.

            "Capital Lease Obligation" means, at the time any determination thereof is to be made, the amount of the liability in respect of a capital lease that would at such time be required to be capitalized on a balance sheet in accordance with GAAP.

            "Capital Stock" means (i) in the case of a corporation, corporate stock, (ii) in the case of an association or business entity, any and all shares, interests, participations, rights or other equivalents (however designated) of corporate stock, (iii) in the case of a partnership or limited liability company, partnership or membership interests (whether general or limited) and (iv) any other interest or participation that confers on a Person the right to receive a share of the profits and losses of, or distributions of assets of, the issuing Person.

            "Cash Equivalents" means (i) United States dollars, (ii) securities issued or directly and fully guaranteed or insured by the United States government or any agency or instrumentality thereof (provided that the full faith and credit of the United States is pledged in support thereof) having maturities of not more than 12 months from the date of acquisition, (iii) certificates of deposit and eurodollar time deposits with maturities of six months or less from the date of acquisition, bankers' acceptances with maturities not exceeding 12 months and overnight bank deposits, in each case with any lender party to the Credit Agreement or with any domestic commercial bank having capital and surplus in excess of $500 million and a Thompson Bank Watch Rating of "B" or better, (iv) repurchase obligations with a term of not more than seven days for underlying securities of the types described in clauses
(ii) and (iii) above entered into with any financial institution meeting the qualifications specified in clause (iii) above, (v) commercial paper having the highest rating obtainable from Moody's Investors Service, Inc. or Standard & Poor's Corporation and in each case maturing within six months after the date of acquisition and (vi) money market funds at least 95% of the assets of which constitute Cash Equivalents of the kinds described in clauses (i) through (v) of this definition.

            "Cedel" means Cedel Bank, SA.

            "Change of Control" means the occurrence of any of the following:
(i) the sale, lease, transfer, conveyance or other disposition (other than by way of merger or consolidation), in one or a series of related transactions, of all or substantially all of the assets of the Company and its Restricted Subsidiaries taken as a whole to any "person" (as such is used in Section 13(d)(3) of the Exchange Act) other than a Permitted Holder or a Related Party of a Permitted Holder; (ii) the adoption of a plan relating to the liquidation or dissolution of the Company; (iii) the consummation of any transaction (including, without limitation, any merger or consolidation) the result of which is that any "person" (as defined above), other than the Permitted Holders and their Related Parties, becomes the "beneficial owner" (as such term is defined in Rule 13d-3 and Rule 13d-5 under the Exchange Act, except that in calculating the beneficial ownership of any particular "person," such "person" shall be deemed to have beneficial ownership of all securities that such person has the right to acquire, whether such right is currently exercisable or is exercisable only upon the occurrence of a subsequent condition), directly or indirectly, of more than 50% of the Voting Stock of the Company or Holdings (measured by voting power rather than number of shares); (iv) the first day on which a majority of the members of the Board of Directors of the Company are not Continuing Directors or (v) the Company or Holdings consolidates with, or merges into, any Person, or sells, assigns, conveys, transfers, leases or otherwise disposes of substantially all of its assets to any Person, or any Person consolidates with, or merges into, the Company or Holdings, in any such event pursuant to a transaction in which any of the outstanding Voting Stock of the Company or Holdings is converted into or exchanged for cash, securities or other property, other than any such transaction where the Voting Stock of the Company or Holdings outstanding immediately prior to such transaction is converted into or exchanged for Voting Stock (other than Disqualified Stock) of the surviving or transferee Person constituting a majority of the outstanding shares of such Voting Stock of such surviving or transferee Person (immediately after giving effect to such issuance).

            "Company" has the meaning assigned to it in the preamble to this Indenture.

            "Consolidated Capital Expenditures" means, for any period, an amount equal to (i) the sum of (a) the aggregate of all expenditures (whether paid in cash or other consideration or accrued as a liability and including that portion of Capital Leases which is capitalized on the consolidated balance sheet of the Company and its Restricted Subsidiaries) by the Company and its Restricted Subsidiaries during that period that, in conformity with GAAP, are included in "property, plant or equipment" or comparable items reflected in the consolidated balance sheets of the Company and its Subsidiaries plus (b) to the extent not covered by clause (i)(a) of this definition, the aggregate of all expenditures by the Company and its Restricted Subsidiaries during that period to acquire (by purchase or otherwise) the business, property or fixed assets (other than current assets consisting of inventory or accounts receivable) of any Person, or the stock or other evidence of beneficial ownership of any Person that, as a result of such acquisition, becomes a Restricted Subsidiary of the Company minus
(ii) the sum of (a) the proceeds of Indebtedness permitted under clause (iv) of the definition of Permitted Debt, (b) an amount equal to the proceeds received by the Company or any of its Subsidiaries from a sale and leaseback transaction permitted under Section 4.16 hereof so long as such transaction occurs within 180 days of the acquisition of the related property or equipment and to the extent prior expenditures, up to an equivalent amount for the asset so sold and leased back, constituted Consolidated Capital Expenditures in such period or in any prior period and (c) expenditures in an amount not to exceed the proceeds of insurance, condemnation awards (or payments in lieu thereof) or indemnity payments received from third parties, so long as such expenditures were made for purposes of replacing or repairing the assets in respect of which such proceeds, awards or payments were received and so long as such expenditures are made not later than 12 months after the occurrence of the damage to or loss of the assets being replaced or repaired.

            "Consolidated Cash Flow" means, with respect to any Person for any period, the Consolidated Net Income of such Person for such period plus, in each case to the extent deducted in computing Consolidated Net Income (i) an amount equal to any extraordinary loss recorded in such period, plus (ii) provision for taxes based on income or profits of such Person and its Subsidiaries for such period, plus (iii) consolidated interest expense of such Person and its Subsidiaries for such period, whether paid or accrued and whether or not capitalized (including, without limitation, amortization of debt issuance costs and original issue discount, non-cash interest payments, the interest component of any deferred payment obligations, the interest component of all payments associated with Capital Lease Obligations, imputed interest with respect to Attributable Debt, commissions, discounts and other fees and charges incurred in respect letter of credit or bankers' acceptance financings, and net payments (if any) pursuant to Hedging Obligations), plus (iv) depreciation, amortization (including amortization of goodwill and other intangibles but excluding amortization of prepaid cash expenses that were paid in a prior period), plus
(v) any other non-cash expenses (excluding any such non-cash expense to the extent that it represents an accrual of or reserve for cash expenses in any future period or amortization of a prepaid expense that was paid in a prior period) of such Person and its Subsidiaries for such period, minus, to the extent included in the computation of Consolidated Net Income, any non-cash items increasing such Consolidated Net Income for such period in each case, on a consolidated basis and determined in accordance with GAAP. Notwithstanding the foregoing, the provision for taxes based on the income or profits of, the interest expense of, and the depreciation and amortization and other non-cash charges of, a Restricted Subsidiary of a Person shall be added to Consolidated Net Income to compute Consolidated Cash Flow only to the extent (and in the same proportion) that the Net Income of such Restricted Subsidiary was included in calculating the Consolidated Net Income of such Person.

            "Consolidated Net Income" means, with respect to any Person for any period, the aggregate of the Net Income of such Person and its Restricted Subsidiaries for such period, on a consolidated basis, determined in accordance with GAAP; provided that (i) the Net Income (but not loss) of any Person that is not a Restricted Subsidiary or that is accounted for by the equity method of accounting shall be included only to the extent of the amount of dividends or distributions paid in cash to the referent Person or a Wholly-Owned Restricted Subsidiary thereof, (ii) the Net Income of any Restricted Subsidiary shall be excluded to the extent that the declaration or payment of dividends or similar distributions by that Restricted Subsidiary of that Net Income is not at the date of determination permitted without any prior governmental approval (that has not been obtained) or, directly or indirectly, by operation of the terms of its charter or any agreement, instrument, judgment, decree, order, statute, rule or governmental regulation applicable to that Restricted Subsidiary or its stockholders, (iii) the Net Income of any Person acquired in a pooling of interests transaction for any period prior to the date of such acquisition shall be excluded and (iv) the cumulative effect of a change in accounting principles shall be excluded.

            "Continuing Directors" means, as of any date of determination, any member of the Board of Directors of the Company who (i) was a member of such Board of Directors on the date of this Indenture or (ii) was nominated for election or elected to such Board of Directors with the approval of a majority of the Continuing Directors who were members of such Board at the time of such nomination or election.

            "Corporate Trust Office of the Trustee" shall be at the address of the Trustee specified in Section 12.02 hereof or such other address as to which the Trustee may give notice to the Company.

            "Credit Agreement" means that certain Amended and Restated Loan and Security Agreement, dated as of January 6, 1998, by and among the Company and NationsBank, N.A., as amended, modified, increased, renewed, refunded, replaced or refinanced from time to time.

            "Custodian" means the Trustee, as custodian with respect to the Notes in global form, or any successor entity thereto.

            "Default" means any event that is, or with the passage of time or the giving of notice or both would be, an Event of Default.

            "Definitive Note" means a certificated Note registered in the name of the Holder thereof and issued in accordance with Section 2.06 hereof, in the form of Exhibit A hereto except that such Note shall not bear the Global Note Legend and shall not have the "Schedule of Exchanges of Interests in the Global Note" attached thereto.

            "Depositary" means, with respect to the Notes issuable or issued in whole or in part in global form, the Person specified in Section 2.03 hereof as the Depositary with respect to the Notes, and any and all successors thereto appointed as depositary hereunder and having become such pursuant to the applicable provision of this Indenture.

            "Depositary Agent" means State Street Bank and Trust Company, in its capacity as depositary agent.

            "Depositary Agreement" means that certain Depositary Agreement, dated as of the Issue Date, among the Company, the Trustee, the Depositary Agent and NationsBank of Texas, N.A., as administrative agent.

            "Designated Obligations" means the obligations of the Company with respect to certain "Rabbi Trust" arrangements in existence on the Issue Date in an aggregate amount not to exceed $14 million.

            "Disqualified Stock" means any Capital Stock that, by its terms (or by the terms of any security into which it is convertible or for which it is exchangeable, in each case at the option of the holder thereof), or upon the happening of any event, matures or is mandatorily redeemable, pursuant to a sinking fund obligation or otherwise, or redeemable at the option of the holder thereof, in whole or in part, on or prior to that date that is 91 days after the date on which the Notes mature; provided, however, that any Capital Stock that would constitute Disqualified Stock solely because the holders thereof have the right to require the Company to repurchase such Capital Stock upon the occurrence of a Change of Control or an Asset Sale shall not constitute Disqualified Stock if the terms of such Capital Stock provide that the Company may not repurchase or redeem any such Capital Stock pursuant to such provisions unless such repurchase or redemption complies with Section 4.07 hereof.

            "Equity Interests" means Capital Stock and all warrants, options or other rights to acquire Capital Stock (but excluding any debt security that is convertible into, or exchangeable for, Capital Stock).

            "Equity Offering" means an offering of common stock (other than Disqualified Stock) of the Company pursuant to an effective registration statement filed with the SEC pursuant to the Securities Act, other than an offering pursuant to Form S-8 (or any successor thereto).

            "Euroclear" means Morgan Guaranty Trust Company of New York, Brussels office, as operator of the Euroclear system.

            "Exchange Act" means the Securities Exchange Act of 1934, as amended.

            "Exchange Notes" means the Notes issued in the Exchange Offer pursuant to Section 2.06(f) hereof.

            "Exchange Offer" has the meaning set forth in the Registration Rights Agreement.

            "Exchange Offer Registration Statement" has the meaning set forth in the Registration Rights Agreement.

            "Existing Indebtedness" means up to $104.1 million in aggregate principal amount of Indebtedness of the Company and its Restricted Subsidiaries (other than letters of credit and Indebtedness under the Credit Agreement) in existence on the Issue Date, until such amounts are repaid.

            "Fixed Charges" means, with respect to any Person for any period, the sum, without duplication, of (i) consolidated interest expense of such Person and its Restricted Subsidiaries for such period whether paid or accrued (including, without limitation, amortization of debt issuance costs and original issue discount, non-cash interest payments, the interest component of any deferred payment obligations, the interest component of all payments associated with Capital Lease Obligations, imputed interest with respect to Attributable Debt, commissions, discounts and other fees and charges incurred in respect of letter of credit or bankers' acceptance financings, and net payments (if any) pursuant to Hedging Obligations) and (ii) the consolidated interest of such Person and its Restricted Subsidiaries that was capitalized during such period,
(iii) any interest expense on Indebtedness of another Person that is Guaranteed by such Person or one of its Restricted Subsidiaries or secured by a Lien on assets of such Person or one of its Restricted Subsidiaries (whether or not such Guarantee or Lien is called upon) and (iv) the product of (a) all dividend payments, whether or not in cash, on any series of preferred stock of such person or any of its Restricted Subsidiaries, other than dividend payments on Equity Interests payable solely in Equity Interests of the Company (other than Disqualified Stock) or to the Company or a Restricted Subsidiary of the Company, multiplied by (b) a fraction, the numerator of which is one and the denominator of which is one minus the then current combined federal, state and local statutory tax rate of such Person, expressed as a decimal, in each case, on a consolidated basis and in accordance with GAAP.

            "Fixed Charge Coverage Ratio" means, with respect to any Person for any period, the ratio of the Consolidated Cash Flow of such Person and its Restricted Subsidiaries for such period to the Fixed Charges of such Person and its Restricted Subsidiaries for such period. In the event that the referent Person or any of its Restricted Subsidiaries incurs, assumes, Guarantees or redeems any Indebtedness (other than revolving credit borrowings) or issues or redeems preferred stock subsequent to the commencement of the period for which the Fixed Charge Coverage Ratio is being calculated but on or prior to the date on which the event for which the calculation of the Fixed Charge Coverage Ratio is made (the "Calculation Date"), then the Fixed Charge Coverage Ratio shall be calculated giving pro forma effect to such incurrence, assumption, Guarantee or redemption of Indebtedness, or such issuance or redemption of preferred stock, as if the same had occurred and the proceeds thereof applied at the beginning of the applicable four-quarter reference period. In addition, for purposes of making the computation referred to above, (i) acquisitions, that have been made by the Company or any of its Restricted Subsidiaries, including through mergers or consolidations and including any related financing transactions, during the four-quarter reference period or subsequent to such reference period and on or prior to the Calculation Date shall be deemed to have occurred on the first day of the four-quarter reference period and Consolidated Cash Flow for such reference period shall be calculated without giving effect to clause (iii) of the proviso set forth in the definition of Consolidated Net Income, (ii) the Consolidated Cash Flow attributable to discontinued operations, as determined in accordance with GAAP, and operations or businesses disposed of prior to the Calculation Date, shall be excluded, and (iii) the Fixed Charges attributable to discontinued operations, as determined in accordance with GAAP, and operations or businesses disposed of prior to the Calculation Date, shall be excluded, but only to the extent that the obligations giving rise to such Fixed Charges will not be obligations of the referent Person or any of its Restricted Subsidiaries following the Calculation Date.

            "Foreign Credit Facilities" means, with respect to the Company's Foreign Subsidiaries, one or more debt facilities or other debt securities or commercial paper facilities with banks or other institutional lenders providing for overdraft, revolving credit loans, term loans, receivables financing (including through the sale of receivables to such lenders or to special purpose entities formed to borrow from such lenders against such receivables) or letters of credit to which one or more Foreign Subsidiaries is a party, in each case, as amended, restated, modified, increased, renewed, refunded, replaced or refinanced in whole or in part from time to time.

            "Foreign Subsidiary" means any Subsidiary of the Company, more than 80% of the sales, earnings or assets (determined on a consolidated basis) of which are located or derived from operations outside the United States.

            "GAAP" means generally accepted accounting principles set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as have been approved by a significant segment of the accounting profession, which are in effect on the date of this Indenture.

            "Global Notes" means, individually and collectively, each of the Restricted Global Notes and the Unrestricted Global Notes, in the form of Exhibit A hereto issued in accordance with Section 2.01, 2.06(b)(iv), 2.06(d)(ii) or 2.06(f) hereof.

            "Global Note Legend" means the legend set forth in Section 2.06(g)(ii), which is required to be placed on all Global Notes issued under this Indenture.

            "Government Securities" means direct obligations of, or obligations guaranteed by, the United States of America, and the payment for which the United States pledges its full faith and credit.

            "Guarantee" means a guarantee (other than by endorsement of negotiable instruments for collection in the ordinary course of business), direct or indirect, in any manner (including, without limitation, by way of a pledge of assets or through letters of credit or reimbursement agreements in respect thereof), of all or any part of any Indebtedness.

            "Hedging Obligations" means, with respect to any Person, the obligations of such Person under (i) interest rate or currency swap agreements, cap agreements and collar agreements and (ii) other agreements or arrangements (including foreign exchange or commodity hedge, exchange, purchase or similar agreements) designed to protect such Person against fluctuations in interest rates, value of assets owned, financed or sold, value of raw materials purchased, or of liabilities incurred or assumed or of pre-funding arrangements, or against fluctuations in foreign currency exchange rates or commodity prices, in any case, in the ordinary course of business of such Person and not for speculative purposes.

            "Holder" means a Person in whose name a Note is registered.

            "Holdings" means Greenmarine Holdings, L.L.C., a Delaware limited liability company.

            "Indebtedness" means, with respect to any Person, any indebtedness of such Person, whether or not contingent, in respect of borrowed money or evidenced by bonds, notes, debentures or similar instruments or letters of credit (or reimbursement agreements in respect thereof) or bankers' acceptances or representing Capital Lease Obligations or the balance deferred and unpaid of the purchase price of any property or representing any Hedging Obligations, except any such balance that constitutes an accrued expense or trade payable, if and to the extent any of the foregoing (other than letters of credit and Hedging Obligations) would appear as a liability upon a balance sheet of such Person prepared in accordance with GAAP, as well as all Indebtedness of others secured by a Lien on any asset of such Person (whether or not such Indebtedness is assumed by such Person) and, to the extent not otherwise included, the Guarantee by such Person of any indebtedness of any other Person; provided, however, that Indebtedness shall not include the obligations of the Company in respect of "floor plan financing" or similar arrangements entered into in the ordinary course of business for the benefit of dealers in connection with the sale of the Company's products. The amount of any Indebtedness outstanding as of any date shall be (i) the accreted value thereof, in the case of any Indebtedness issued with original issue discount and (ii) the principal amount thereof, together with any interest thereon that is more than 30 days past due, in the case of any other Indebtedness.

            "Indenture" means this Indenture, as amended or supplemented from time to time.

            "Indirect Participant" means a Person who holds a beneficial interest in a Global Note through a Participant.

            "Institutional Accredited Investor" means an institution that is an "accredited investor" as defined in Rule 501(a)(1), (2), (3) or (7) under the Securities Act, who are not also QIBs.

            "Investments" means, with respect to any Person, all investments by such Person in other Persons (including Affiliates) in the form of direct or indirect loans (including guarantees of Indebtedness or other obligations), advances (excluding commission, travel, relocation and similar advances to officers and employees made in the ordinary course of business) or capital contributions, purchases or other acquisitions for consideration of Indebtedness, Equity Interests or other securities, together with all other items that are or would be classified as investments on a balance sheet prepared in accordance with GAAP. If the Company or any Subsidiary of the Company sells or otherwise disposes of any Equity Interests of any direct or indirect Subsidiary of the Company such that, after giving effect to any such sale or disposition, such Person is no longer a Subsidiary of the Company, the Company shall be deemed to have made an Investment on the date of any such sale or disposition equal to the fair market value of the Equity Interests of such Subsidiary not sold or disposed of in an amount determined as provided in the final paragraph of Section 4.07 hereof.

            "Issue Date" means the first date on which any Notes are issued under this Indenture.

            "Legal Holiday" means a Saturday, a Sunday or a day on which banking institutions in the City of New York, or the city in which the principal corporate trust office of the Trustee is located or at a place of payment are authorized by law, regulation or executive order to remain closed. If a payment date is a Legal Holiday at a place of payment, payment may be made at that place on the next succeeding day that is not a Legal Holiday, and no interest shall accrue on such payment for the intervening period.

            "Letter of Transmittal" means the letter of transmittal to be prepared by the Company and sent to all Holders of the Notes for use by such Holders in connection with the Exchange Offer.

            "Lien" means, with respect to any asset, any mortgage, lien, pledge, charge, security interest or encumbrance of any kind in respect of such asset, whether or not filed, recorded or otherwise perfected under applicable law (including any conditional sale or other title retention agreement, any lease in the nature thereof, and any filing of or agreement to give any financing statement under the Uniform Commercial Code (or equivalent statutes) of any jurisdiction).

            "Liquidated Damages" means all liquidated damages then owing pursuant to Section 5 of the Registration Rights Agreement.

            "Net Income" means, with respect to any Person, the net income
(loss) of such Person, determined in accordance with GAAP and before any reduction in respect of preferred stock dividends, excluding, however, (i) any gains or losses, together with any related provision for taxes on such gains or losses, realized in connection with (a) any Asset Sale (including, without limitation, dispositions pursuant to sale and leaseback transactions) or (b) the disposition of any securities by such Person or any of its Restricted Subsidiaries or the extinguishment of any Indebtedness of such Person or any of its Restricted Subsidiaries and (ii) any extraordinary gain (but not loss), together with any related provision for taxes on such extraordinary gain (but not loss).

            "Net Proceeds" means the aggregate cash proceeds received by the Company or any of its Restricted Subsidiaries in respect of any Asset Sale (including, without limitation, any cash received upon the sale or other disposition of any non-cash consideration received in any Asset Sale), net of the direct costs relating to such Asset Sale (including, without limitation, legal, accounting and investment banking fees, and sales commissions) and any relocation expenses incurred as a result thereof, taxes paid or payable as a result thereof (after taking into account any available tax credits or deductions and any tax sharing arrangements), amounts required to be applied to repay Indebtedness secured by such assets (other than pursuant to the Credit Agreement), and any reserve for adjustment in respect of the sale price of, or warranties and indemnities made with respect to, such asset or assets established in accordance with GAAP.

            "Non-Recourse Debt" means Indebtedness (i) as to which neither the Company nor any of its Restricted Subsidiaries (a) provides credit support of any kind (including any undertaking, agreement or instrument that would constitute Indebtedness), (b) is directly or indirectly liable (as a guarantor or otherwise) or (c) constitutes the lender; (ii) no default with respect to which (including any rights that the holders thereof may have to take enforcement action against an Unrestricted Subsidiary) would permit (upon notice, lapse of time or both) any holder of any other Indebtedness of the Company or any of its Restricted Subsidiaries to declare a default on such other Indebtedness or cause the payment thereof to be accelerated or payable prior to its stated maturity and (iii) as to which the lenders have been notified in writing (including in any written agreement) that they will not have any recourse to the stock or assets of the Company or any of its Restricted Subsidiaries.

            "Non-U.S. Person" means a Person who is not a U.S. Person.

            "Notes" has the meaning assigned to it in the preamble to this Indenture.

            "Notes Collateral" has the meaning assigned to it in the Depositary Agreement.

            "Obligations" means any principal, interest, penalties, fees, indemnifications, reimbursements, damages and other liabilities payable under the documentation governing any Indebtedness.

            "Offering" means the offering of the Notes by the Company.

            "Officer" means, with respect to any Person, the Chairman of the Board, the Chief Executive Officer, the President, the Chief Operating Officer, the Chief Financial Officer, the Treasurer, any Assistant Treasurer, the Controller, the Secretary, the Assistant Secretary or any Vice-President of such Person.

            "Officers' Certificate" means a certificate signed on behalf of the Company by two Officers of the Company, one of whom must be the principal executive officer, the principal financial officer, the treasurer or the principal accounting officer of the Company, that meets the requirements of Sections 12.04 and 12.05 hereof.

            "Opinion of Counsel" means an opinion from legal counsel who is reasonably acceptable to the Trustee, that meets the requirements of Sections
12.04 and 12.05 hereof. The counsel may be an employee of or counsel to the Company, any Subsidiary of the Company or the Trustee.

            "Participant" means, with respect to the Depositary, Euroclear or Cedel, a Person who has an account with the Depositary, Euroclear or Cedel, respectively (and, with respect to The Depository Trust Company, shall include Euroclear and Cedel).

            "Participating Broker-Dealer" has the meaning set forth in the Registration Rights Agreement.

            "Permitted Business" means any of the businesses engaged in by the Company and its Restricted Subsidiaries on the date of this Indenture, and any similar, complementary or related business with respect to any such businesses, including, without limitation, any business related to the development or application of the Company's FICHT technology as described in the Offering Memorandum dated May 21, 1998 relating to the Notes.

            "Permitted Holders" means, collectively, (i) Holdings and its Affiliates, and their respective managers, members, employees and directors,
(ii) Greenlake Holdings LLC and its Affiliates, and their respective managers, members and directors, (iii) Quasar Strategic Partners LDC and its Affiliates, and their respective managers, members, partners, employees and directors, (iv) Quantum Industrial Partners LDC and its Affiliates, and their respective managers, members, partners, employees and directors, (v) Quasar Industrial Fund N.V. and its Affiliates, and their respective managers, members, partners, employees and directors, (vi) Quantum Industrial Holdings Ltd. and its Affiliates, and their respective managers, members, partners, employees and directors, and (vii) with respect to any natural persons described in the foregoing clauses (i) through (vi), (A) any spouse, lineal descendent (including by adoption and stepchildren), or sibling of such natural persons and (B) any trust, corporation, limited liability company or partnership, the beneficiaries, stockholders or partners of which consist entirely of natural persons or the individuals described in subclause (A) above.

            "Permitted Investments" means (i) any Investment in the Company or in a Wholly-Owned Restricted Subsidiary of the Company that is engaged in a Permitted Business; (ii) any Investment in Cash Equivalents; (iii) any Investment by the Company or any Restricted Subsidiary of the Company in a Person, if as a result of such Investment (a) such Person becomes a Wholly-Owned Restricted Subsidiary of the Company that is engaged in a Permitted Business or
(b) such Person is merged, consolidated or amalgamated with or into, or transfers or conveys substantially all of its assets to, or is liquidated into, the Company or a Wholly-Owned Restricted Subsidiary of the Company that is engaged in a Permitted Business; (iv) any Investment made as a result of the receipt of non-cash consideration from an Asset Sale that was made pursuant to and in compliance with Section 4.10 hereof; (v) any acquisition of assets solely in exchange for the issuance of Equity Interests (other than Disqualified Stock) of the Company; (vi) any Investment in residential real estate obtained in connection with employment or relocation agreements entered into in the ordinary course of business; provided that the aggregate amount of such Investments does not exceed $1.5 million at any time outstanding; (vii) stock, obligations or securities received in settlement of debts created in the ordinary course of business and owing to the Company or any Subsidiary or in satisfaction of judgments or pursuant to any plan of reorganization or similar arrangement upon the bankruptcy or insolvency of the Company's or any of its Subsidiaries' trade creditors or customers.

            "Permitted Liens" means (i) Liens on assets securing Indebtedness and other Obligations under the Credit Agreement, to the extent that the assets securing such Indebtedness are of the same general type of assets as those securing the Indebtedness and other Obligations under the Credit Agreement on the Issue Date (including any such assets of Foreign Subsidiaries); (ii) Liens in favor of the Company; (iii) Liens on property of a Person existing at the time such Person is merged with or into or consolidated with the Company or any Restricted Subsidiary of the Company; provided, that such Liens were in existence prior to the contemplation of such merger or consolidation and do not extend to any other assets other than those of the Person merged into or consolidated with the Company; (iv) Liens on property existing at the time of acquisition thereof by the Company or any Restricted Subsidiary of the Company; provided that such Liens were not incurred in contemplation of such acquisition;
(v) Liens to secure the performance of statutory obligations, surety or appeal bonds, performance bonds or other obligations of a like nature incurred in the ordinary course of business; (vi) Liens existing on the date of this Indenture;
(vii) Liens for taxes, assessments or governmental charges or claims that are not yet delinquent or that are being contested in good faith by appropriate proceedings and which are not being foreclosed, provided that any reserve or other appropriate provision as shall be required in conformity with GAAP shall have been made therefor; (viii) Liens to secure Indebtedness (including Capital Lease Obligations) permitted by clause (iv) of the second paragraph of Section
4.09 hereof, which Liens attach only to the assets acquired with such Indebtedness; (ix) Liens arising from filing Uniform Commercial Code financing statements regarding leases; (x) Purchase Money Liens (including extensions and renewals thereof); (xi) Liens securing Indebtedness under Hedging Obligations;
(xii) Liens securing obligations of the Company or any of its Restricted Subsidiaries under any "floor-plan" financing arrangement; (xiii) statutory Liens of landlords and carriers', warehousemen's, mechanics', suppliers', materialmen's, repairmen's, or other like Liens arising in the ordinary course of business and with respect to amounts not yet delinquent or being contested in good faith by appropriate proceedings, if a reserve or other appropriate provisions, if any, as shall be required in conformity with GAAP shall have been made therefor; and (xiv) Liens incurred in the ordinary course of business of the Company or any Restricted Subsidiary of the Company and that (a) are not incurred in connection with the borrowing of money or the obtaining of advances or credit (other than trade credit in the ordinary course of business) and (b) do not in the aggregate materially detract from the value of the property or materially impair the use thereof in the operation of business by the Company or such Subsidiary.

            "Permitted Refinancing Indebtedness" means any Indebtedness (including prepayment fees and premiums) of the Company or any of its Restricted Subsidiaries issued in exchange for, or the net proceeds of which are used to extend, refinance, renew, replace, defease or refund other Indebtedness of the Company or any of its Restricted Subsidiaries (other than intercompany Indebtedness); provided that: (i) the principal amount (or accreted value, if applicable) of such Permitted Refinancing Indebtedness does not exceed the principal amount of (or accreted value, if applicable), plus accrued interest on, the Indebtedness so extended, refinanced, renewed, replaced, defeased or refunded (plus the amount of reasonable expenses incurred in connection therewith); (ii) such Permitted Refinancing Indebtedness has a final maturity date later than the final maturity date of, and has a Weighted Average Life to Maturity equal to or greater than the Weighted Average Life to Maturity of, the Indebtedness being extended, refinanced, renewed, replaced, defeased or refunded; (iii) if the Indebtedness being extended, refinanced, renewed, replaced, defeased or refunded is subordinated in right of payment to the Notes, such Permitted Refinancing Indebtedness has a final maturity date later than the final maturity date of, and is subordinated in right of payment to, the Notes on terms at least as favorable to the Holders of the Notes as those contained in the documentation governing the Indebtedness being extended, refinanced, renewed, replaced, defeased or refunded and (iv) such Indebtedness is incurred either by the Company or by the Restricted Subsidiary who is the obligor on the Indebtedness being extended, refinanced, renewed, replaced, defeased or refunded.

            "Person" means any individual, corporation, partnership, joint venture, association, joint-stock company, trust, unincorporated organization, limited liability company, or other business entity or government or agency or political subdivision thereof (including any subdivision or ongoing business of any such entity or substantially all of the assets of any such entity, subdivision or business).

            "Private Placement Legend" means the legend set forth in Section 2.06(g)(i) to be placed on all Notes issued under this Indenture except where otherwise permitted by the provisions of this Indenture.

            "Purchase Money Obligations" of any Person means any obligations of such Person to any seller or any other Person incurred or assumed to finance the purchase, or the cost of construction or improvement, or real or personal property to be used in the business of such person or any of its Restricted Subsidiaries in an amount that is not more than 100% of the cost, or fair market value, as appropriate, of such property, and incurred within 180 days after the date of such acquisition (excluding amounts payable to trade creditors incurred in the ordinary course of business).

            "QIB" means a "qualified institutional buyer" as defined in Rule
144A.

            "Registration Rights Agreement" means the Registration Rights Agreement, dated as of the Issue Date, by and among the Company and the other parties named on the signature pages thereof, as such agreement may be amended, modified or supplemented from time to time.

            "Regulation S" means Regulation S promulgated under the Securities Act.

            "Regulation S Global Note" means a global Note bearing the Private Placement Legend and deposited with or on behalf of the Depositary and registered in the name of the Depositary or its nominee, issued in a denomination equal to the outstanding principal amount of the Notes initially sold in reliance on Rule 903 or Rule 904 of Regulation S.

            "Responsible Officer," when used with respect to the Trustee, means any officer within the Corporate Trust Administration of the Trustee (or any successor group of the Trustee) or any other officer of the Trustee customarily performing functions similar to those performed by any of the above designated officers and also means, with respect to a particular corporate trust matter, any other officer to whom such matter is referred because of his knowledge of and familiarity with the particular subject.

            "Restricted Definitive Note" means a Definitive Note bearing the Private Placement Legend.

            "Restricted Global Note" means a Global Note bearing the Private Placement Legend and the Global Note Legend.

            "Restricted Investment" means any Investment other than a Permitted Investment.

            "Restricted Period" means the 40-day restricted period as defined in Regulation S.

            "Restricted Subsidiary" of a Person means any Subsidiary of the referent Person that is not an Unrestricted Subsidiary.

            "Receivables Facility" means one or more receivables financing facilities, as amended from time to time, pursuant to which the Company and/or any of its Restricted Subsidiaries sells its accounts receivable to a Person that is not a Restricted Subsidiary.

            "Rule 144" means Rule 144 promulgated under the Securities Act.

            "Rule 144A" means Rule 144A promulgated under the Securities Act.

            "Rule 903" means Rule 903 promulgated under the Securities Act.

            "Rule 904" means Rule 904 promulgated the Securities Act.

            "SEC" means the Securities and Exchange Commission.

            "Securities Act" means the Securities Act of 1933, as amended.

            "Shelf Registration Statement" means the Shelf Registration Statement as defined in the Registration Rights Agreement.

            "Significant Subsidiary" means any Subsidiary that would be a "significant subsidiary" as defined in Article 1, Rule 1-02 of Regulation S-X, promulgated pursuant to the Securities Act, as such Regulation is in effect on the date of this Indenture.

            "Stated Maturity" means, with respect to any installment of interest or principal on any series of Indebtedness, the date on which such payment of interest or principal was scheduled to be paid in the original documentation governing such Indebtedness, and shall not include any contingent obligations to repay, redeem or repurchase any such interest or principal prior to the date originally scheduled for the payment thereof.

            "Subsidiary" means, with respect to any Person, (i) any corporation a majority of whose Capital Stock with voting power, under ordinary circumstances, to elect directors is, at the date of determination, directly or indirectly, owned by such Person (a "subsidiary"), by one or more subsidiaries of such Person or by such Person and one or more subsidiaries of such Person or
(ii) a partnership in which such Person or a subsidiary of such Person is, at the date of determination, a general partner of such partnership, or (iii) any partnership, limited liability company or other Person in which such Person, a subsidiary of such Person or such Person and one or more subsidiaries of such Person, directly or indirectly, at the date of determination, has (x) at least a majority ownership interest or (y) the power to elect or appoint or direct the election or appointment of the managing partner or member of such Person or, if applicable, a majority of the directors or other governing body of such Person.

            "Subsidiary Guarantee" means the Subsidiary Guarantee by each Subsidiary Guarantor of the Company's payment obligations under this Indenture and the Notes, executed pursuant to the provisions of this Indenture.

            "Subsidiary Guarantor" means each of (i) the Company's direct or indirect Restricted Subsidiaries that are Significant Subsidiaries (other than Foreign Subsidiaries) on the date of this Indenture and (ii) any other subsidiary that executes a Subsidiary Guarantee in accordance with the provisions of this Indenture, and their respective successors and assigns.

            "TIA" means the Trust Indenture Act of 1939 (15 U.S.C. ss.ss. 77aaa-77bbbb) as in effect on the date on which this Indenture is qualified under the TIA.

            "Trustee" means the party named as such above until a successor replaces it in accordance with the applicable provisions of this Indenture and thereafter means the successor serving hereunder.

            "Unrestricted Global Note" means a permanent global Note in the form of Exhibit A attached hereto that bears the Global Note Legend and that has the "Schedule of Exchanges of Interests in the Global Note" attached thereto, and that is deposited with or on behalf of and registered in the name of the Depositary, representing a series of Notes that do not bear the Private Placement Legend.

            "Unrestricted Definitive Note" means one or more Definitive Notes that do not bear and are not required to bear the Private Placement Legend.

            "Unrestricted Subsidiary" means (i) any Subsidiary of the Company that is designated by the Board of Directors as an Unrestricted Subsidiary pursuant to a Board resolution; but only to the extent that such Subsidiary: (a) has no Indebtedness other than Non-Recourse Debt; (b) is not party to any agreement, contract, arrangement or understanding with the Company or any Restricted Subsidiary of the Company unless the terms of any such agreement, contract, arrangement or understanding are no less favorable to the Company or such Restricted Subsidiary than those that might be obtained at the time from Persons who are not Affiliates of the Company; (c) is a Person with respect to which neither the Company nor any of its Restricted Subsidiaries has any direct or indirect obligation (x) to subscribe for additional Equity Interests or (y) to maintain or preserve such Person's financial condition or to cause such Person to achieve any specified levels of operating results; (d) has not guaranteed or otherwise directly or indirectly provided credit support for any Indebtedness of the Company or any of its Restricted Subsidiaries; and (e) has at least one director on its board of directors that is not a director or executive officer of the Company or any of its Restricted Subsidiaries and has at least one executive officer that is not a director or executive officer of the Company or any of its Restricted Subsidiaries. Any such designation by the Board of Directors shall be evidenced to the Trustee by filing with the Trustee a certified copy of the Board Resolution giving effect to such designation and an Officers' Certificate certifying that such designation complied with the foregoing conditions and was permitted by Section 4.07 hereof. If, at any time, any Unrestricted Subsidiary would fail to meet the foregoing requirements as an Unrestricted Subsidiary, it shall thereafter cease to be an Unrestricted Subsidiary for purposes of this Indenture and any Indebtedness of such Subsidiary shall be deemed to be incurred by a Restricted Subsidiary of the Company as of such date (and, if such Indebtedness is not permitted to be incurred as of such date under Section 4.09 hereof, the Company shall be in default of such covenant). The Board of Directors of the Company may at any time designate any Unrestricted Subsidiary to be a Restricted Subsidiary; provided that such designation shall be deemed to be an incurrence of Indebtedness by a Restricted Subsidiary of the Company of any outstanding Indebtedness of such Unrestricted Subsidiary and such designation shall only be permitted if (i) such Indebtedness is permitted under Section 4.09 hereof, calculated on a pro forma basis as if such designation had occurred at the beginning of the four-quarter reference period, and (ii) no Default or Event of Default would be in existence following such designation.

            "U.S. Person" means a U.S. person as defined in Rule 902(o) under the Securities Act.

            "Voting Stock" of any Person as of any date means the Capital Stock of such Person that is at the time entitled to vote in the election of the Board of Directors of such Person.

            "Weighted Average Life to Maturity" means, when applied to any Indebtedness at any date, the number of years obtained by dividing (i) the sum of the products obtained by multiplying (a) the amount of each then remaining installment, sinking fund, serial maturity or other required payments of principal, including payment at final maturity, in respect thereof, by (b) the number of years (calculated to the nearest one-twelfth) that will elapse between such date and the making of such payment, by (ii) the then outstanding principal amount of such Indebtedness.

            "Wholly-Owned Restricted Subsidiary" of any Person means a Restricted Subsidiary of such Person all of the outstanding Capital Stock or other ownership interests of which (other than directors' qualifying shares) shall at the time be owned by such Person or by one or more Wholly-Owned Restricted Subsidiaries of such Person and one or more Wholly-Owned Restricted Subsidiaries of such Person.

SECTION 1.02. OTHER DEFINITIONS.

                                                              Defined in
                Term                                            Section

         "Affiliate Transaction"..................................4.11
         "Asset Sale Offer".......................................3.09
         "Authentication Order"...................................2.02
         "Change of Control Offer"................................4.15
         "Change of Control Payment"..............................4.15
         "Change of Control Payment Date" ........................4.15
         "Covenant Defeasance"....................................8.03
         "DTC"....................................................2.03
         "Event of Default".......................................6.01
         "Excess Proceeds"........................................4.10
         "incur"..................................................4.09
         "Legal Defeasance" ......................................8.02
         "Offer Amount"...........................................3.09
         "Offer Period"...........................................3.09
         "Paying Agent"...........................................2.03
         "Payment Default"........................................6.01
         "Permitted Debt".........................................4.09
         "Purchase Date"..........................................3.09
         "Registrar"..............................................2.03
         "Restricted Payments"....................................4.07

SECTION 1.03. INCORPORATION BY REFERENCE OF TRUST INDENTURE ACT.

            Whenever this Indenture refers to a provision of the TIA, the provision is incorporated by reference in and made a part of this Indenture.

            The following TIA terms used in this Indenture have the following meanings:

            "indenture securities" means the Notes;

            "indenture security Holder" means a Holder of a Note;

            "indenture to be qualified" means this Indenture;

            "indenture trustee" or "institutional trustee" means the Trustee;
and

            "obligor" on the Notes and the Subsidiary Guarantees means the Company and the Subsidiary Guarantors, respectively, and any successor obligor upon the Notes and the Subsidiary Guarantees, respectively.

            All other terms used in this Indenture that are defined by the TIA, defined by TIA reference to another statute or defined by SEC rule under the TIA have the meanings so assigned to them.

SECTION 1.04. RULES OF CONSTRUCTION.

            Unless the context otherwise requires:

                  (1) a term has the meaning assigned to it;

                  (2) an accounting term not otherwise defined has the meaning assigned to it in accordance with GAAP;

                  (3) "or" is not exclusive;

                  (4) words in the singular include the plural, and in the plural include the singular;

                  (5) provisions apply to successive events and transactions;
      and

                  (6) references to sections of or rules under the Securities Act shall be deemed to include substitute, replacement or successor sections or rules adopted by the SEC from time to time.

                                   ARTICLE 2.
                                   THE NOTES

SECTION 2.01. FORM AND DATING.

      (a) General. The Notes and the Trustee's certificate of authentication shall be substantially in the form of Exhibit A hereto. The Notes may have notations, legends or endorsements required by law, stock exchange rule or usage. Each Note shall be dated the date of its authentication. The Notes shall be in denominations of $1,000 and integral multiples thereof.

            The terms and provisions contained in the Notes shall constitute, and are hereby expressly made, a part of this Indenture and the Company, the Subsidiary Guarantors and the Trustee, by their execution and delivery of this Indenture, expressly agree to such terms and provisions and to be bound thereby. However, to the extent any provision of any Note conflicts with the express provisions of this Indenture, the provisions of this Indenture shall govern and be controlling.

      (b) Global Notes. Notes issued in global form shall be substantially in the form of Exhibit A attached hereto (including the Global Note Legend thereon and the "Schedule of Exchanges of Interests in the Global Note" attached thereto). Notes issued in definitive form shall be substantially in the form of Exhibit A attached hereto (but without the Global Note Legend thereon and without the "Schedule of Exchanges of Interests in the Global Note" attached thereto). Each Global Note shall represent such of the outstanding Notes as shall be specified therein and each shall provide that it shall represent the aggregate principal amount of outstanding Notes from time to time endorsed thereon and that the aggregate principal amount of outstanding Notes represented thereby may from time to time be reduced or increased, as appropriate, to reflect exchanges and redemptions. Any endorsement of a Global Note to reflect the amount of any increase or decrease in the aggregate principal amount of outstanding Notes represented thereby shall be made by the Trustee or the Note Custodian, at the direction of the Trustee, in accordance with instructions given by the Holder thereof as required by Section 2.06 hereof.

      (c) Euroclear and Cedel Procedures Applicable. The provisions of the "Operating Procedures of the Euroclear System" and "Terms and Conditions Governing Use of Euroclear" and the "General Terms and Conditions of Cedel Bank" and "Customer Handbook" of Cedel Bank shall be applicable to transfers of beneficial interests in the Regulation S Global Notes that are held by Participants through Euroclear or Cedel Bank.

SECTION 2.02. EXECUTION AND AUTHENTICATION.

            Two duly authorized Officers shall sign the Notes for the Company by manual or facsimile signature.

            If an Officer whose signature is on a Note no longer holds that office at the time a Note is authenticated, the Note shall nevertheless be valid.

            A Note shall not be valid until authenticated by the manual signature of the Trustee. The signature shall be conclusive evidence that the Note has been authenticated under this Indenture.

            The Trustee shall, upon a written order of the Company signed by two Officers (an "Authentication Order"), authenticate Notes for original issue up to the aggregate principal amount stated in paragraph 4 of the Notes. The aggregate principal amount of Notes outstanding at any time may not exceed such amount except as provided in Section 2.07 hereof.

            The Trustee may appoint an authenticating agent acceptable to the Company to authenticate Notes. An authenticating agent may authenticate Notes whenever the Trustee may do so. Each reference in this Indenture to authentication by the Trustee includes authentication by such agent. An authenticating agent has the same rights as an Agent to deal with Holders or an Affiliate of the Company.

SECTION 2.03. REGISTRAR AND PAYING AGENT.

            The Company shall maintain an office or agency where Notes may be presented for registration of transfer or for exchange ("Registrar") and an office or agency where Notes may be presented for payment ("Paying Agent"). The Registrar shall keep a register of the Notes and of their transfer and exchange. The Company may appoint one or more co-registrars and one or more additional paying agents. The term "Registrar" includes any co-registrar and the term "Paying Agent" includes any additional paying agent. The Company may change any Paying Agent or Registrar without notice to any Holder. The Company shall notify the Trustee in writing of the name and address of any Agent not a party to this Indenture. If the Company fails to appoint or maintain another entity as Registrar or Paying Agent, the Trustee shall act as such. The Company or any of its Subsidiaries may act as Paying Agent or Registrar.

            The Company initially appoints The Depository Trust Company ("DTC") to act as Depositary with respect to the Global Notes.

            The Company initially appoints the Trustee to act as the Registrar and Paying Agent and to act as Note Custodian with respect to the Global Notes.

SECTION 2.04. PAYING AGENT TO HOLD MONEY IN TRUST.

            The Company shall require each Paying Agent other than the Trustee to agree in writing that the Paying Agent will hold in trust for the benefit of Holders or the Trustee all money held by the Paying Agent for the payment of principal, premium or Liquidated Damages, if any, or interest on the Notes, and will notify the Trustee of any default by the Company in making any such payment. While any such default continues, the Trustee may require a Paying Agent to pay all money held by it to the Trustee. The Company at any time may require a Paying Agent to pay all money held by it to the Trustee. Upon payment over to the Trustee, the Paying Agent (if other than the Company or a Subsidiary) shall have no further liability for the money. If the Company or a Subsidiary acts as Paying Agent, it shall segregate and hold in a separate trust fund for the benefit of the Holders all money held by it as Paying Agent. Upon any bankruptcy or reorganization proceedings relating to the Company, the Trustee shall serve as Paying Agent for the Notes.

SECTION 2.05. HOLDER LISTS.

            The Trustee shall preserve in as current a form as is reasonably practicable the most recent list available to it of the names and addresses of all Holders and shall otherwise comply with TIA ss. 312(a). If the Trustee is not the Registrar, the Company shall furnish to the Trustee at least seven Business Days before each interest payment date and at such other times as the Trustee may request in writing, a list in such form and as of such date as the Trustee may reasonably require of the names and addresses of the Holders of Notes and the Company shall otherwise comply with TIA ss. 312(a).

SECTION 2.06. TRANSFER AND EXCHANGE.

      (a) Transfer and Exchange of Global Notes. A Global Note may not be transferred as a whole except by the Depositary to a nominee of the Depositary, by a nominee of the Depositary to the Depositary or to another nominee of the Depositary, or by the Depositary or any such nominee to a successor Depositary or a nominee of such successor Depositary. All Global Notes will be exchanged by the Company for Definitive Notes if (i) the Company delivers to the Trustee notice from the Depositary that it is unwilling or unable to continue to act as Depositary or that it is no longer a clearing agency registered under the Exchange Act and, in either case, a successor Depositary is not appointed by the Company within 120 days after the date of such notice from the Depositary or
(ii) the Company in its sole discretion determines that the Global Notes (in whole but not in part) should be exchanged for Definitive Notes and delivers a written notice to such effect to the Trustee. Upon the occurrence of either of the preceding events in (i) or (ii) above, Definitive Notes shall be issued in such names as the Depositary shall instruct the Trustee. Global Notes also may be exchanged or replaced, in whole or in part, as provided in Sections 2.07 and
2.10 hereof. Every Note authenticated and delivered in exchange for, or in lieu of, a Global Note or any portion thereof, pursuant to this Section 2.06 or
Section 2.07 or 2.10 hereof, shall be authenticated and delivered in the form of, and shall be, a Global Note. A Global Note may not be exchanged for another Note other than as provided in this Section 2.06(a), however, beneficial interests in a Global Note may be transferred and exchanged as provided in
Section 2.06(b),(c) or (f) hereof.

      (b) Transfer and Exchange of Beneficial Interests in Global Notes. The transfer and exchange of beneficial interests in the Global Notes shall be effected through the Depositary, in accordance with the provisions of this Indenture and the Applicable Procedures. Beneficial interests in the Restricted Global Notes shall be subject to restrictions on transfer comparable to those set forth herein to the extent required by the Securities Act. Transfers of beneficial interests in the Global Notes also shall require compliance with either subparagraph (i) or (ii) below, as applicable, as well as one or more of the other following subparagraphs, as applicable:

                  (i) Transfer of Beneficial Interests in the Same Global Note. Beneficial interests in any Restricted Global Note may be transferred to Persons who take delivery thereof in the form of a beneficial interest in the same Restricted Global Note in accordance with the transfer restrictions set forth in the Private Placement Legend; provided, however, that prior to the expiration of the Restricted Period, transfers of beneficial interests in the Regulation S Global Note may not be made to a U.S. Person or for the account or benefit of a U.S. Person (other than an Initial Purchaser). Beneficial interests in any Unrestricted Global Note may be transferred to Persons who take delivery thereof in the form of a beneficial interest in an Unrestricted Global Note. No written orders or instructions shall be required to be delivered to the Registrar to effect the transfers described in this Section 2.06(b)(i).

                  (ii) All Other Transfers and Exchanges of Beneficial Interests in Global Notes. In connection with all transfers and exchanges of beneficial interests that are not subject to Section 2.06(b)(i) above, the transferor of such beneficial interest must deliver to the Registrar either (A) (1) a written order from a Participant or an Indirect Participant given to the Depositary in accordance with the Applicable Procedures directing the Depositary to credit or cause to be credited a beneficial interest in another Global Note in an amount equal to the beneficial interest to be transferred or exchanged and (2) instructions given in accordance with the Applicable Procedures containing information regarding the Participant account to be credited with such increase or (B)
      (1) a written order from a Participant or an Indirect Participant given to the Depositary in accordance with the Applicable Procedures directing the Depositary to cause to be issued a Definitive Note in an amount equal to the beneficial interest to be transferred or exchanged and (2) instructions given by the Depositary to the Registrar containing information regarding the Person in whose name such Definitive Note shall be registered to effect the transfer or exchange referred to in (1) above. Upon consummation of an Exchange Offer by the Company in accordance with
      Section 2.06(f) hereof, the requirements of this Section 2.06(b)(ii) shall be deemed to have been satisfied upon receipt by the Registrar of the instructions contained in the Letter of Transmittal delivered by the Holder of such beneficial interests in the Restricted Global Notes. Upon satisfaction of all of the requirements for transfer or exchange of beneficial interests in Global Notes contained in this Indenture and the Notes or otherwise applicable under the Securities Act, the Trustee shall adjust the principal amount of the relevant Global Note(s) pursuant to
      Section 2.06(h) hereof.

                  (iii) Transfer of Beneficial Interests to Another Restricted Global Note. A beneficial interest in any Restricted Global Note may be transferred to a Person who takes delivery thereof in the form of a beneficial interest in another Restricted Global Note if the transfer complies with the requirements of Section 2.06(b)(ii) above and the Registrar receives the following:

                     (A) if the transferee will take delivery in the form of a beneficial interest in the 144A Global Note, then the transferor must deliver a certificate in the form of Exhibit B hereto, including the certifications in item (1) thereof; and

                     (B) if the transferee will take delivery in the form of a beneficial interest in the Regulation S Global Note, then the transferor must deliver a certificate in the form of Exhibit B hereto, including the certifications in item (2) thereof.

                  (iv) Transfer and Exchange of Beneficial Interests in a Restricted Global Note for Beneficial Interests in the Unrestricted Global Note. A beneficial interest in any Restricted Global Note may be exchanged by any holder thereof for a beneficial interest in an Unrestricted Global Note or transferred to a Person who takes delivery thereof in the form of a beneficial interest in an Unrestricted Global Note if the exchange or transfer complies with the requirements of Section 2.06(b)(ii) above and:

                     (A) such exchange or transfer is effected pursuant to the Exchange Offer in accordance with the Registration Rights Agreement and the holder of the beneficial interest to be transferred, in the case of an exchange, or the transferee, in the case of a transfer, certifies in the applicable Letter of Transmittal that it is not (1) a broker-dealer, (2) a Person participating in the distribution of the Exchange Notes or (3) a Person who is an affiliate (as defined in Rule
         144) of the Company;

                     (B) such transfer is effected pursuant to the Shelf Registration Statement in accordance with the Registration Rights Agreement;

                     (C) such transfer is effected by a Participating Broker-Dealer pursuant to the Exchange Offer Registration Statement in accordance with the Registration Rights Agreement; or

                     (D) the Registrar receives the following:

                        (1) if the holder of such beneficial interest in a Restricted Global Note proposes to exchange such beneficial interest for a beneficial interest in an Unrestricted Global Note, a certificate from such holder in the form of Exhibit C hereto, including the certifications in item (1)(a) thereof; or

                        (2) if the holder of such beneficial interest in a Restricted Global Note proposes to transfer such beneficial interest to a Person who shall take delivery thereof in the form of a beneficial interest in an Unrestricted Global Note, a certificate from such holder in the form of Exhibit B hereto, including the certifications in item (4) thereof; and, in each such case set forth in this subparagraph (D), if the Registrar so requests or if the Applicable Procedures so require, an Opinion of Counsel in form reasonably acceptable to the Registrar to the effect that such exchange or transfer is in compliance with the

         Securities Act and that the restrictions on transfer contained herein and in the Private Placement Legend are no longer required in order to maintain compliance with the Securities Act.

            If any such transfer is effected pursuant to subparagraph (B) or (D) above at a time when an Unrestricted Global Note has not yet been issued, the Company shall issue and, upon receipt of an Authentication Order in accordance with Section 2.02 hereof, the Trustee shall authenticate one or more Unrestricted Global Notes in an aggregate principal amount equal to the aggregate principal amount of beneficial interests transferred pursuant to subparagraph (B) or (D) above.

            Beneficial interests in an Unrestricted Global Note cannot be exchanged for, or transferred to Persons who take delivery thereof in the form of, a beneficial interest in a Restricted Global Note.

      (c) Transfer or Exchange of Beneficial Interests in Global Notes for Definitive Notes.

                  (i) Beneficial Interests in Restricted Global Notes to Restricted Definitive Notes. If any holder of a beneficial interest in a Restricted Global Note proposes to exchange such beneficial interest for a Restricted Definitive Note or to transfer such beneficial interest to a Person who takes delivery thereof in the form of a Restricted Definitive Note, then, upon receipt by the Registrar of the following documentation:

                     (A) if the holder of such beneficial interest in a Restricted Global Note proposes to exchange such beneficial interest for a Restricted Definitive Note, a certificate from such holder in the form of Exhibit C hereto, including the certifications in item (2)(a) thereof;

                     (B) if such beneficial interest is being transferred to a QIB in accordance with Rule 144A under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (1) thereof;

                     (C) if such beneficial interest is being transferred to a Non-U.S. Person in an offshore transaction in accordance with Rule 903 or Rule 904 under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (2) thereof;

                     (D) if such beneficial interest is being transferred pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144 under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (3)(a) thereof;

                     (E) if such beneficial interest is being transferred to an Institutional Accredited Investor in reliance on an exemption from the registration requirements of the Securities Act other than those listed in subparagraphs (B) through (D) above, a certificate to the effect set forth in Exhibit B hereto, including the certifications, certificates and Opinion of Counsel required by item (3) thereof, if applicable;

                     (F) if such beneficial interest is being transferred to the Company or any of its Subsidiaries, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (3)(b) thereof; or

                     (G) if such beneficial interest is being transferred pursuant to an effective registration statement under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (3)(c) thereof, the Trustee shall cause the aggregate principal amount of the applicable Global Note to be reduced accordingly pursuant to Section 2.06(h) hereof, and the Company shall execute and the Trustee shall authenticate and deliver to the Person designated in the instructions a Definitive Note in the appropriate principal amount. Any Definitive
         Note issued in exchange for a beneficial interest in a Restricted Global Note pursuant to this Section 2.06(c) shall be registered in such name or names and in such authorized denomination or denominations as the holder of such beneficial interest shall instruct the Registrar through instructions from the Depositary and the Participant or Indirect Participant. The Trustee shall deliver such Definitive Notes to the Persons in whose names such Notes are so registered. Any Definitive Note issued in exchange for a beneficial interest in a Restricted Global Note pursuant to this Section 2.06(c)(i) shall bear the Private Placement Legend and shall be subject to all restrictions on transfer contained therein.

                  (ii) Beneficial Interests in Restricted Global Notes to Unrestricted Definitive Notes. A holder of a beneficial interest in a Restricted Global Note may exchange such beneficial interest for an Unrestricted Definitive Note or may transfer such beneficial interest to a Person who takes delivery thereof in the form of an Unrestricted Definitive Note only if:

                     (A) such exchange or transfer is effected pursuant to the Exchange Offer in accordance with the Registration Rights Agreement and the holder of such beneficial interest, in the case of an exchange, or the transferee, in the case of a transfer, certifies in the applicable Letter of Transmittal that it is not (1) a broker-dealer, (2) a Person participating in the distribution of the Exchange Notes or (3) a Person who is an affiliate (as defined in Rule 144) of the Company;

                     (B) such transfer is effected pursuant to the Shelf Registration Statement in accordance with the Registration Rights Agreement;

                     (C) such transfer is effected by a Participating Broker-Dealer pursuant to the Exchange Offer Registration Statement in accordance with the Registration Rights Agreement; or

                     (D) the Registrar receives the following:

                        (1) if the holder of such beneficial interest in a Restricted Global Note proposes to exchange such beneficial interest for a Definitive Note that does not bear the Private Placement Legend, a certificate from such holder in the form of Exhibit C hereto, including the certifications in item (1)(b) thereof; or

                        (2) if the holder of such beneficial interest in a Restricted Global Note proposes to transfer such beneficial interest to a Person who shall take delivery thereof in the form of a Definitive Note that does not bear the Private Placement Legend, a certificate from such holder in the form of Exhibit B hereto, including the certifications in item (4) thereof;

      and, in each such case set forth in this subparagraph (D), if the Registrar so requests or if the Applicable Procedures so require, an Opinion of Counsel in form reasonably acceptable to the Registrar to the effect that such exchange or transfer is in compliance with the Securities Act and that the restrictions on transfer contained herein and in the Private Placement Legend are no longer required in order to maintain compliance with the Securities Act.

                  (iii) Beneficial Interests in Unrestricted Global Notes to Unrestricted Definitive Notes. If any holder of a beneficial interest in an Unrestricted Global Note proposes to exchange such beneficial interest for a Definitive Note or to transfer such beneficial interest to a Person who takes delivery thereof in the form of a Definitive Note, then, upon satisfaction of the conditions set forth in Section 2.06(b)(ii) hereof, the Trustee shall cause the aggregate principal amount of the applicable Global Note to be reduced accordingly pursuant to Section 2.06(h) hereof, and the Company shall execute and the Trustee shall authenticate and deliver to the Person designated in the instructions a Definitive Note in the appropriate principal amount. Any Definitive Note issued in exchange for a beneficial interest pursuant to this Section 2.06(c)(iii) shall be registered in such name or names and in such authorized denomination or denominations as the holder of such beneficial interest shall instruct the Registrar through instructions from the Depositary and the Participant or Indirect Participant. The Trustee shall deliver such Definitive Notes to the Persons in whose names such Notes are so registered. Any Definitive
      Note issued in exchange for a beneficial interest pursuant to this Section 2.06(c)(iii) shall not bear the Private Placement Legend.

      (d) Transfer and Exchange of Definitive Notes for Beneficial Interests.

                  (i) Restricted Definitive Notes to Beneficial Interests in Restricted Global Notes. If any Holder of a Restricted Definitive Note proposes to exchange such Note for a beneficial interest in a Restricted Global Note or to transfer such Restricted Definitive Notes to a Person who takes delivery thereof in the form of a beneficial interest in a Restricted Global Note, then, upon receipt by the Registrar of the following documentation:

                        (A) if the Holder of such Restricted Definitive Note proposes to exchange such Note for a beneficial interest in a Restricted Global Note, a certificate from such Holder in the form of Exhibit C hereto, including the certifications in item (2)(b) thereof;

                        (B) if such Restricted Definitive Note is being transferred to a QIB in accordance with Rule 144A under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (1) thereof;

                        (C) if such Restricted Definitive Note is being transferred to a Non-U.S. Person in an offshore transaction in accordance with Rule 903 or Rule 904 under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item
      (2) thereof;

                        (D) if such Restricted Definitive Note is being transferred pursuant to an exemption from the registration requirements of the Securities Act in accordance with Rule 144 under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (3)(a) thereof;

                        (E) if such Restricted Definitive Note is being transferred to an Institutional Accredited Investor in reliance on an exemption from the registration requirements of the Securities Act other than those listed in subparagraphs (B) through (D) above, a certificate to the effect set forth in Exhibit B hereto, including the certifications, certificates and Opinion of Counsel required by item (3) thereof, if applicable;

                        (F) if such Restricted Definitive Note is being transferred to the Company or any of its Subsidiaries, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (3)(b) thereof; or

                        (G) if such Restricted Definitive Note is being transferred pursuant to an effective registration statement under the Securities Act, a certificate to the effect set forth in Exhibit B hereto, including the certifications in item (3)(c) thereof, the Trustee shall cancel the Restricted Definitive Note, increase or cause to be increased the aggregate principal amount of, in the case of clause
      (A) above, the appropriate Restricted Global Note, in the case of clause
      (B) above, the 144A Global Note and in the case of clause (C) above, the Regulation S Global Note.

                  (ii) Restricted Definitive Notes to Beneficial Interests in Unrestricted Global Notes. A Holder of a Restricted Definitive Note may exchange such Note for a beneficial interest in an Unrestricted Global Note or transfer such Restricted Definitive Note to a Person who takes delivery thereof in the form of a beneficial interest in an Unrestricted Global Note only if:

                        (A) such exchange or transfer is effected pursuant to the Exchange Offer in accordance with the Registration Rights Agreement and the Holder, in the case of an exchange, or the transferee, in the case of a transfer, certifies in the applicable Letter of Transmittal that it is not (1) a broker-dealer, (2) a Person participating in the distribution of the Exchange Notes or (3) a Person who is an affiliate (as defined in Rule 144) of the Company;

                        (B) such transfer is effected pursuant to the Shelf Registration Statement in accordance with the Registration Rights Agreement;

                        (C) such transfer is effected by a Participating Broker-Dealer pursuant to the Exchange Offer Registration Statement in accordance with the Registration Rights Agreement; or

                        (D) the Registrar receives the following:

                              (1) if the Holder of such Definitive Notes proposes to exchange such Notes for a beneficial interest in the Unrestricted Global Note, a certificate from such Holder in the form of Exhibit C hereto, including the certifications in item (1)(c) thereof; or

                              (2) if the Holder of such Definitive Notes proposes to transfer such Notes to a Person who shall take delivery thereof in the form of a beneficial interest in the Unrestricted Global Note, a certificate from such Holder in the form of Exhibit B hereto, including the certifications in item (4) thereof;

      and, in each such case set forth in this subparagraph (D), if the Registrar so requests or if the Applicable Procedures so require, an Opinion of Counsel in form reasonably acceptable to the Registrar to the effect that such exchange or transfer is in compliance with the Securities Act and that the restrictions on transfer contained herein and in the Private Placement Legend are no longer required in order to maintain compliance with the Securities Act.

      Upon satisfaction of the conditions of any of the subparagraphs in this
      Section 2.06(d)(ii), the Trustee shall cancel the Definitive Notes and increase or cause to be increased the aggregate principal amount of the Unrestricted Global Note.

                  (iii) Unrestricted Definitive Notes to Beneficial Interests in Unrestricted Global Notes. A Holder of an Unrestricted Definitive Note may exchange such Note for a beneficial interest in an Unrestricted Global Note or transfer such Definitive Notes to a Person who takes delivery thereof in the form of a beneficial interest in an Unrestricted Global Note at any time. Upon receipt of a request for such an exchange or transfer, the Trustee shall cancel the applicable Unrestricted Definitive Note and increase or cause to be increased the aggregate principal amount of one of the Unrestricted Global Notes.

            If any such exchange or transfer from a Definitive Note to a beneficial interest is effected pursuant to subparagraphs (ii)(B), (ii)(D) or
(iii) above at a time when an Unrestricted Global Note has not yet been issued, the Company shall issue and, upon receipt of an Authentication Order in accordance with Section 2.02 hereof, the Trustee shall authenticate one or more Unrestricted Global Notes in an aggregate principal amount equal to the principal amount of Definitive Notes so transferred.

      (e) Transfer and Exchange of Definitive Notes for Definitive Notes. Upon request by a Holder of Definitive Notes and such Holder's compliance with the provisions of this Section 2.06(e), the Registrar shall register the transfer or exchange of Definitive Notes. Prior to such registration of transfer or exchange, the requesting Holder shall present or surrender to the Registrar the Definitive Notes duly endorsed or accompanied by a written instruction of transfer in form satisfactory to the Registrar duly executed by such Holder or by his attorney, duly authorized in writing. In addition, the requesting Holder shall provide any additional certifications, documents and information, as applicable, required pursuant to the following provisions of this Section 2.06(e).

                  (i) Restricted Definitive Notes to Restricted Definitive Notes. Any Restricted Definitive Note may be transferred to and registered in the name of Persons who take delivery thereof in the form of a Restricted Definitive Note if the Registrar receives the following:

                        (A) if the transfer will be made pursuant to Rule 144A under the Securities Act, then the transferor must deliver a certificate in the form of Exhibit B hereto, including the certifications in item (1) thereof;

                        (B) if the transfer will be made pursuant to Rule 903 or Rule 904, then the transferor must deliver a certificate in the form of Exhibit B hereto, including the certifications in item (2) thereof; and

                        (C) if the transfer will be made pursuant to any other exemption from the registration requirements of the Securities Act, then the transferor must deliver a certificate in the form of Exhibit B hereto, including the certifications, certificates and Opinion of Counsel required by item (3) thereof, if applicable.

                  (ii) Restricted Definitive Notes to Unrestricted Definitive Notes. Any Restricted Definitive Note may be exchanged by the Holder thereof for an Unrestricted Definitive Note or transferred to a Person or Persons who take delivery thereof in the form of an Unrestricted Definitive Note if:

                        (A) such exchange or transfer is effected pursuant to the Exchange Offer in accordance with the Registration Rights Agreement and the Holder, in the case of an exchange, or the transferee, in the case of a transfer, certifies in the applicable Letter of Transmittal that it is not (1) a broker-dealer, (2) a Person participating in the distribution of the Exchange Notes or (3) a Person who is an affiliate (as defined in Rule 144) of the Company;

                        (B) any such transfer is effected pursuant to the Shelf Registration Statement in accordance with the Registration Rights Agreement;

                        (C) any such transfer is effected by a Participating Broker-Dealer pursuant to the Exchange Offer Registration Statement in accordance with the Registration Rights Agreement; or

                        (D) the Registrar receives the following:

                              (1) if the Holder of such Restricted Definitive Notes proposes to exchange such Notes for an Unrestricted Definitive Note, a certificate from such Holder in the form of Exhibit C hereto, including the certifications in item (1)(d) thereof; or

                              (2) if the Holder of such Restricted Definitive Notes proposes to transfer such Notes to a Person who shall take delivery thereof in the form of an Unrestricted Definitive Note, a certificate from such Holder in the form of Exhibit B hereto, including the certifications in item (4) thereof;

      and, in each such case set forth in this subparagraph (D), if the Registrar so requests, an Opinion of Counsel in form reasonably acceptable to the Company to the effect that such exchange or transfer is in compliance with the Securities Act and that the restrictions on transfer contained herein and in the Private Placement Legend are no longer required in order to maintain compliance with the Securities Act.

                  (iii) Unrestricted Definitive Notes to Unrestricted Definitive Notes. A Holder of Unrestricted Definitive Notes may transfer such Notes to a Person who takes delivery thereof in the form of an Unrestricted Definitive Note. Upon receipt of a request to register such a transfer, the Registrar shall register the Unrestricted Definitive Notes pursuant to the instructions from the Holder thereof.

      (f) Exchange Offer. Upon the occurrence of the Exchange Offer in accordance with the Registration Rights Agreement, the Company shall issue and, upon receipt of an Authentication Order in accordance with Section 2.02, the Trustee shall authenticate (i) one or more Unrestricted Global Notes in an aggregate principal amount equal to the principal amount of the beneficial interests in the Restricted Global Notes tendered for acceptance by Persons that certify in the applicable Letters of Transmittal that (x) they are not broker-dealers, (y) they are not participating in a distribution of the Exchange Notes and (z) they are not affiliates (as defined in Rule 144) of the Company, and accepted for exchange in the Exchange Offer and (ii) Definitive Notes in an aggregate principal amount equal to the principal amount of the Restricted Definitive Notes accepted for exchange in the Exchange Offer. Concurrently with the issuance of such Notes, the Trustee shall cause the aggregate principal amount of the applicable Restricted Global Notes to be reduced accordingly, and the Company shall execute and the Trustee shall authenticate and deliver to the Persons designated by the Holders of Definitive Notes so accepted Definitive Notes in the appropriate principal amount.

      (g) Legends. The following legends shall appear on the face of all Global Notes and Definitive Notes issued under this Indenture unless specifically stated otherwise in the applicable provisions of this Indenture.

                  (i) Private Placement Legend.

                        (A) Except as permitted by subparagraph (B) below, each Global Note and each Definitive Note (and all Notes issued in exchange therefor or substitution thereof) shall bear the legend in substantially the following form:

      "THIS NOTE (OR ITS PREDECESSOR) HAS NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, U.S. PERSONS, EXCEPT AS SET FORTH IN THE NEXT SENTENCE. BY ITS ACQUISITION HEREOF OR OF A BENEFICIAL INTEREST HEREIN, THE HOLDER: (1) REPRESENTS THAT
      (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) (A "QIB"), (B) IT HAS ACQUIRED THIS NOTE IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH REGULATION S UNDER THE SECURITIES ACT OR (C) IT IS AN INSTITUTIONAL "ACCREDITED INVESTOR" (AS DEFINED IN RULE 501(A)(1), (2), (3) OR (7) OF REGULATION D UNDER THE SECURITIES ACT) (AN "IAI"), (2) AGREES THAT IT WILL NOT RESELL OR OTHERWISE TRANSFER THIS NOTE EXCEPT (A) TO THE COMPANY OR ANY OF ITS SUBSIDIARIES, (B) TO A PERSON

      WHOM THE SELLER REASONABLY BELIEVES IS A QIB PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QIB IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (C) IN AN OFFSHORE TRANSACTION MEETING THE REQUIREMENTS OF RULE 903 OR 904 OF THE SECURITIES ACT, (D) IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144 UNDER THE SECURITIES ACT,
      (E) TO AN IAI THAT, PRIOR TO SUCH TRANSFER, FURNISHES THE TRUSTEE A SIGNED LETTER CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE TRANSFER OF THIS NOTE (THE FORM OF WHICH CAN BE OBTAINED FROM THE TRUSTEE) AND , IF SUCH TRANSFER IS IN RESPECT OF AN AGGREGATE PRINCIPAL AMOUNT OF NOTES LESS THAN $250,000, AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY THAT SUCH TRANSFER IS IN COMPLIANCE WITH THE SECURITIES ACT, (F) IN ACCORDANCE WITH ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT (AND BASED UPON AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY) OR (G) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT AND, IN EACH CASE, IN ACCORDANCE WITH APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES OR ANY OTHER APPLICABLE JURISDICTION AND (3) AGREES THAT IT WILL DELIVER TO EACH PERSON TO WHOM THIS NOTE OR AN INTEREST HEREIN IS TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND. AS USED HEREIN, THE TERMS "OFFSHORE TRANSACTION" AND "UNITED STATES" HAVE THE MEANINGS GIVEN TO THEM BY RULE 902 OF REGULATION S UNDER THE SECURITIES ACT. THE INDENTURE CONTAINS A PROVISION REQUIRING THE TRUSTEE TO REFUSE TO REGISTER ANY TRANSFER OF THIS NOTE IN VIOLATION OF THE FOREGOING."

                        (B) Notwithstanding the foregoing, any Global Note or Definitive Note issued pursuant to subparagraphs (b)(iv), (c)(ii),
      (c)(iii), (d)(ii), (d)(iii), (e)(ii), (e)(iii) or (f) of this Section 2.06 (and all Notes issued in exchange therefor or substitution thereof) shall not bear the Private Placement Legend.

                  (ii) Global Note Legend. Each Global Note shall bear a legend in substantially the following form:

      "THIS GLOBAL NOTE IS HELD BY THE DEPOSITARY (AS DEFINED IN THE INDENTURE GOVERNING THIS NOTE) OR ITS NOMINEE IN CUSTODY FOR THE BENEFIT OF THE BENEFICIAL OWNERS HEREOF, AND IS NOT TRANSFERABLE TO ANY PERSON UNDER ANY CIRCUMSTANCES EXCEPT THAT (I) THE TRUSTEE MAY MAKE SUCH NOTATIONS HEREON AS MAY BE REQUIRED PURSUANT TO SECTION 2.07 OF THE INDENTURE, (II) THIS GLOBAL NOTE MAY BE EXCHANGED IN WHOLE BUT NOT IN PART PURSUANT TO SECTION 2.06(a) OF THE INDENTURE, (III) THIS GLOBAL NOTE MAY BE DELIVERED TO THE TRUSTEE FOR CANCELLATION PURSUANT TO SECTION 2.11 OF THE INDENTURE AND
      (IV) THIS GLOBAL NOTE MAY BE TRANSFERRED TO A SUCCESSOR DEPOSITARY WITH THE PRIOR WRITTEN CONSENT OF THE COMPANY."

      (h) Cancellation and/or Adjustment of Global Notes. At such time as all beneficial interests in a particular Global Note have been exchanged for Definitive Notes or a particular Global Note has been redeemed, repurchased or canceled in whole and not in part, each such Global Note shall be returned to or retained and canceled by the Trustee in accordance with Section 2.11 hereof. At any time prior to such cancellation, if any beneficial interest in a Global Note is exchanged for or transferred to a Person who will take delivery thereof in the form of a beneficial interest in another Global Note or for Definitive Notes, the principal amount of Notes represented by such Global Note shall be reduced accordingly and an endorsement shall be made on such Global Note by the Trustee or by the Depositary at the direction of the Trustee to reflect such reduction; and if the beneficial interest is being exchanged for or transferred to a Person who will take delivery thereof in the form of a beneficial interest in another Global Note, such other Global Note shall be increased accordingly and an endorsement shall be made on such Global Note by the Trustee or by the Depositary at the direction of the Trustee to reflect such increase.

      (i) General Provisions Relating to Transfers and Exchanges.

                  (i) To permit registrations of transfers and exchanges, the Company shall execute and the Trustee shall authenticate Global Notes and Definitive Notes upon the Company's order or at the Registrar's request.

                  (ii) No service charge shall be made to a holder of a beneficial interest in a Global Note or to a Holder of a Definitive Note for any registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any transfer tax or similar governmental charge payable in connection therewith (other than any such transfer taxes or similar governmental charge payable upon exchange or transfer pursuant to Sections 2.10, 3.06, 3.09, 4.10, 4.15 and 9.05 hereof).

                  (iii) The Registrar shall not be required to register the transfer of or exchange any Note selected for redemption in whole or in part, except the unredeemed portion of any Note being redeemed in part.

                  (iv) All Global Notes and Definitive Notes issued upon any registration of transfer or exchange of Global Notes or Definitive Notes shall be the valid obligations of the Company, evidencing the same debt, and entitled to the same benefits under this Indenture, as the Global Notes or Definitive Notes surrendered upon such registration of transfer or exchange.

                  (v) The Company shall not be required (A) to issue, to register the transfer of or to exchange any Notes during a period beginning at the opening of business 15 days before the day of any selection of Notes for redemption under Section 3.02 hereof and ending at the close of business on the day of selection, (B) to register the transfer of or to exchange any Note so selected for redemption in whole or in part, except the unredeemed portion of any Note being redeemed in part or (c) to register the transfer of or to exchange a Note between a record date and the next succeeding Interest Payment Date.

                  (vi) Prior to due presentment for the registration of a transfer of any Note, the Trustee, any Agent and the Company may deem and treat the Person in whose name any Note is registered as the absolute owner of such Note for the purpose of receiving payment of principal of and interest on such Notes and for all other purposes, and none of the Trustee, any Agent or the Company shall be affected by notice to the contrary.

                  (vii) The Trustee shall authenticate Global Notes and Definitive Notes in accordance with the provisions of Section 2.02 hereof.

                  (viii) All certifications, certificates and Opinions of Counsel required to be submitted to the Registrar pursuant to this Section
      2.06 to effect a registration of transfer or exchange may be submitted by facsimile.

SECTION 2.07. REPLACEMENT NOTES.

            If any mutilated Note is surrendered to the Trustee or the Company and the Trustee receives evidence to its satisfaction of the destruction, loss or theft of any Note, the Company shall issue and the Trustee, upon receipt of an Authentication Order, shall authenticate a replacement Note if the Trustee's requirements are met. If required by the Trustee or the Company, an indemnity bond must be supplied by the Holder that is sufficient in the judgment of the Trustee and the Company to protect the Company, the Trustee, any Agent and any authenticating agent from any loss that any of them may suffer if a Note is replaced. The Company may charge for its expenses in replacing a Note.

            Every replacement Note is an additional obligation of the Company and shall be entitled to all of the benefits of this Indenture equally and proportionately with all other Notes duly issued hereunder.

SECTION 2.08. OUTSTANDING NOTES.

            The Notes outstanding at any time are all the Notes authenticated by the Trustee except for those canceled by it, those delivered to it for cancellation, those reductions in the interest in a Global Note effected by the Trustee in accordance with the provisions hereof, and those described in this Section as not outstanding. Except as set forth in Section 2.09 hereof, a Note does not cease to be outstanding because the Company or an Affiliate of the Company holds the Note; however, Notes held by the Company or a Subsidiary of the Company shall not be deemed to be outstanding for purposes of Section 3.07(b) hereof.

            If a Note is replaced pursuant to Section 2.07 hereof, it ceases to be outstanding unless the Trustee receives proof satisfactory to it that the replaced Note is held by a bona fide purchaser.

            If the principal amount of any Note is considered paid under Section
4.01 hereof, it ceases to be outstanding and interest on it ceases to accrue.

            If the Paying Agent (other than the Company, a Subsidiary or an Affiliate of any thereof) holds, on a redemption date or maturity date, money sufficient to pay Notes payable on that date, then on and after that date such Notes shall be deemed to be no longer outstanding and shall cease to accrue interest.

SECTION 2.09. TREASURY NOTES.

            In determining whether the Holders of the required principal amount of Notes have concurred in any direction, waiver or consent, Notes owned by the Company, or by any Person directly or indirectly controlling or controlled by or under direct or indirect common control with the Company, shall be considered as though not outstanding, except that for the purposes of determining whether the Trustee shall be protected in relying on any such direction, waiver or consent, only Notes that the Trustee knows are so owned shall be so disregarded.

SECTION 2.10. TEMPORARY NOTES.

            Until certificates representing Notes are ready for delivery, the Company may prepare and the Trustee, upon receipt of an Authentication Order, shall authenticate temporary Notes. Temporary Notes shall be substantially in the form of certificated Notes but may have variations that the Company considers appropriate for temporary Notes and as shall be reasonably acceptable to the Trustee. Without unreasonable delay, the Company shall prepare and the Trustee shall authenticate definitive Notes in exchange for temporary Notes.

            Holders of temporary Notes shall be entitled to all of the benefits of this Indenture.

SECTION 2.11. CANCELLATION.

            The Company at any time may deliver Notes to the Trustee for cancellation. The Registrar and Paying Agent shall forward to the Trustee any Notes surrendered to them for registration of transfer, exchange or payment. The Trustee and no one else shall cancel all Notes surrendered for registration of transfer, exchange, payment, replacement or cancellation and shall destroy canceled Notes (subject to the record retention requirement of the Exchange
Act). Certification of the destruction of all canceled Notes shall be delivered to the Company. The Company may not issue new Notes to replace Notes that it has paid or that have been delivered to the Trustee for cancellation.

SECTION 2.12. DEFAULTED INTEREST.

            If the Company defaults in a payment of interest on the Notes, it shall pay the defaulted interest in any lawful manner plus, to the extent lawful, interest payable on the defaulted interest, to the Persons who are Holders on a subsequent special record date, in each case at the rate provided in the Notes and in Section 4.01 hereof. The Company shall notify the Trustee in writing of the amount of defaulted interest proposed to be paid on each Note and the date of the proposed payment. The Company shall fix or cause to be fixed each such special record date and payment date, provided that no such special record date shall be less than 10 days prior to the related payment date for such defaulted interest. At least 15 days before the special record date, the Company (or, upon the written request of the Company, the Trustee in the name and at the expense of the Company) shall mail or cause to be mailed to Holders a notice that states the special record date, the related payment date and the amount of such interest to be paid.

                                   ARTICLE 3.
                            REDEMPTION AND PREPAYMENT

SECTION 3.01. NOTICES TO TRUSTEE.

            If the Company elects to redeem Notes pursuant to the optional redemption provisions of Section 3.07 hereof, it shall furnish to the Trustee, at least 45 days but not more than 60 days before a redemption date, an Officers' Certificate setting forth (i) the clause of this Indenture pursuant to which the redemption shall occur, (ii) the redemption date, (iii) the principal amount of Notes to be redeemed and (iv) the redemption price.

SECTION 3.02. SELECTION OF NOTES TO BE REDEEMED

            If less than all of the Notes are to be redeemed at any time, selection of Notes for redemption will be made by the Trustee in compliance with the requirements of the principal national securities exchange, if any, on which the Notes are listed or, if the Notes are not so listed, on a pro rata basis, by lot or by such method as the Trustee shall deem fair and appropriate; provided that no Notes of $1,000 or less shall be redeemed in part. Notices of redemption shall be mailed by first class mail at least 30 but not more than 60 days before the redemption date to each Holder of Notes to be redeemed at its registered address. Notices of redemption may not be conditional. If any Note is to be redeemed in part only, the notice of redemption that relates to such Note shall state the portion of the principal amount thereof to be redeemed. A new Note in principal amount equal to the unredeemed portion thereof will be issued in the name of the Holder thereof upon cancellation of the original Note. Notes called for redemption become due on the date fixed for redemption. On and after the redemption date, interest ceases to accrue on Notes or portions of them called for redemption.

            The Trustee shall promptly notify the Company in writing of the Notes selected for redemption and, in the case of any Note selected for partial redemption, the principal amount thereof to be redeemed. Notes and portions of Notes selected shall be in amounts of $1,000 or whole multiples of $1,000; except that if all of the Notes of a Holder are to be redeemed, the entire outstanding amount of Notes held by such Holder, even if not a multiple of $1,000, shall be redeemed. Except as provided in the preceding sentence, provisions of this Indenture that apply to Notes called for redemption also apply to portions of Notes called for redemption.

SECTION 3.03. NOTICE OF REDEMPTION

            Subject to the provisions of Section 3.09 hereof, at least 30 days but not more than 60 days before a redemption date, the Company shall mail or cause to be mailed, by first class mail, a notice of redemption to each Holder whose Notes are to be redeemed at its registered address.

            The notice shall identify the Notes to be redeemed and shall state:

      (a) the redemption date;

      (b) the redemption price;

      (c) if any Note is being redeemed in part, the portion of the principal amount of such Note to be redeemed and that, after the redemption date upon surrender of such Note, a new Note or Notes in principal amount equal to the unredeemed portion shall be issued upon cancellation of the original Note;

      (d) the name and address of the Paying Agent;

      (e) that Notes called for redemption must be surrendered to the Paying Agent to collect the redemption price;

      (f) that, unless the Company defaults in making such redemption payment, interest and Liquidated Damages, if any, on Notes called for redemption cease to accrue on and after the redemption date;

      (g) the paragraph of the Notes and/or Section of this Indenture pursuant to which the Notes called for redemption are being redeemed; and

      (h) that no representation is made as to the correctness or accuracy of the CUSIP number, if any, listed in such notice or printed on the Notes.

            At the Company's request, the Trustee shall give the notice of redemption in the Company's name and at its expense; provided, however, that the Company shall have delivered to the Trustee, at least 45 days prior to the redemption date, an Officers' Certificate requesting that the Trustee give such notice and setting forth the information to be stated in such notice as provided in the preceding paragraph.

SECTION 3.04. EFFECT OF NOTICE OF REDEMPTION

            Once notice of redemption is mailed in accordance with Section 3.03 hereof, Notes called for redemption become irrevocably due and payable on the redemption date at the redemption price. A notice of redemption may not be conditional.

SECTION 3.05. DEPOSIT OF REDEMPTION PRICE

            On or before 10:30am (New York City time) on each redemption date, the Company shall deposit with the Trustee or with the Paying Agent money sufficient to pay the redemption price of and accrued interest on all Notes to be redeemed on that date. The Trustee or the Paying Agent shall promptly return to the Company any money deposited with the Trustee or the Paying Agent by the Company in excess of the amounts necessary to pay the redemption price of, and accrued interest on, all Notes to be redeemed.

            If the Company complies with the provisions of the preceding paragraph, on and after the redemption date, interest and Liquidated Damages, if any, shall cease to accrue on the Notes or the portions of Notes called for redemption. If a Note is redeemed on or after an interest record date but on or prior to the related interest payment date, then any accrued and unpaid interest shall be paid to the Person in whose name such Note was registered at the close of business on such record date. If any Note called for redemption shall not be so paid upon surrender for redemption because of the failure of the Company to comply with the preceding paragraph, interest shall be paid on the unpaid principal and Liquidated Damages, if any, from the redemption date until such principal is paid, and to the extent lawful on any interest not paid on such unpaid principal, in each case at the rate provided in the Notes and in Section
4.01 hereof.

SECTION 3.06. NOTES REDEEMED IN PART.

            Upon surrender of a Note that is redeemed in part, the Company shall issue and, upon the Company's written request, the Trustee shall authenticate for the Holder at the expense of the Company a new Note equal in principal amount to the unredeemed portion of the Note surrendered.

SECTION 3.07. OPTIONAL REDEMPTION.

      (a) Except as set forth in clause (b) of this Section 3.07, the Company shall not have the option to redeem the Notes pursuant to this Section 3.07 prior to June 1, 2003. Thereafter, the Company shall have the option at any time to redeem the Notes, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

            Year                                           Percentage
            ----                                           ----------

            2003.............................................105.375%
            2004.............................................103.583%
            2005.............................................101.792%
            2006 and thereafter..............................100.000%

      (b) Notwithstanding the provisions of clause (a) of this Section 3.07, at any time prior to June 1, 2001, the Company may redeem up to an aggregate of 35% of the original aggregate principal amount of the Notes at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the redemption date, with the net cash proceeds of one or more Equity Offerings; provided that at least 65% of the aggregate principal amount of Notes originally issued remain outstanding immediately after the occurrence of such redemption; and provided, further that any such redemption shall occur within 60 days of the date of the closing of any such offering.

      (c) Any redemption pursuant to this Section 3.07 shall be made pursuant to the provisions of Section 3.01 through 3.06 hereof.

SECTION 3.08. MANDATORY REDEMPTION.

            Except as set forth under Sections 4.10 and 4.15 hereof, the Company shall not be required to make mandatory redemption payments with respect to the Notes.

SECTION 3.09. OFFER TO PURCHASE BY APPLICATION OF EXCESS PROCEEDS.

            In the event that, pursuant to Section 4.10 hereof, the Company shall be required to commence an offer to all Holders to purchase Notes (an "Asset Sale Offer"), it shall follow the procedures specified below.

            The Asset Sale Offer shall remain open for a period of 20 Business Days following its commencement and no longer, except to the extent that a longer period is required by applicable law (the "Offer Period"). No later than five Business Days after the termination of the Offer Period (the "Purchase Date"), the Company shall purchase the principal amount of Notes required to be purchased pursuant to Section 4.10 hereof (the "Offer Amount") or, if less than the Offer Amount has been tendered, all Notes tendered in response to the Asset Sale Offer. Payment for any Notes so purchased shall be made in the same manner as interest payments are made.

            If the Purchase Date is on or after an interest record date and on or before the related interest payment date, any accrued and unpaid interest shall be paid to the Person in whose name a Note is registered at the close of business on such record date, and no additional interest shall be payable to Holders who tender Notes pursuant to the Asset Sale Offer.

            Upon the commencement of an Asset Sale Offer, the Company shall send, by first class mail, a notice to the Trustee and each of the Holders, with a copy to the Trustee. The notice shall contain all instructions and materials necessary to enable such Holders to tender Notes pursuant to the Asset Sale Offer. The Asset Sale Offer shall be made to all Holders. The notice, which shall govern the terms of the Asset Sale Offer, shall state:

      (a) that the Asset Sale Offer is being made pursuant to this Section 3.09 and Section 4.10 hereof and the length of time the Asset Sale Offer shall remain open;

      (b) the Offer Amount, the purchase price and the Purchase Date;

      (c) that any Note not tendered or accepted for payment shall continue to accrete or accrue interest;

      (d) that, unless the Company defaults in making such payment, any Note accepted for payment pursuant to the Asset Sale Offer shall cease to accrete or accrue interest and Liquidated Damages, if any, after the Purchase Date;

      (e) that Holders electing to have a Note purchased pursuant to an Asset Sale Offer may only elect to have all of such Note purchased and may not elect to have only a portion of such Note purchased;

      (f) that Holders electing to have a Note purchased pursuant to any Asset Sale Offer shall be required to surrender the Note, with the form entitled "Option of Holder to Elect Purchase" on the reverse of the Note completed, or transfer by book-entry transfer, to the Company, a depositary, if appointed by the Company, or a Paying Agent at the address specified in the notice at least three days before the Purchase Date;

      (g) that Holders shall be entitled to withdraw their election if the Company, the depositary or the Paying Agent, as the case may be, receives, not later than the expiration of the Offer Period, a telegram, telex, facsimile transmission or letter setting forth the name of the Holder, the principal amount of the Note the Holder delivered for purchase and a statement that such Holder is withdrawing his election to have such Note purchased;

      (h) that, if the aggregate principal amount of Notes surrendered by Holders exceeds the Offer Amount, the Company shall select the Notes to be purchased on a pro rata basis (with such adjustments as may be deemed appropriate by the Company so that only Notes in denominations of $1,000, or integral multiples thereof, shall be purchased); and

      (i) that Holders whose Notes were purchased only in part shall be issued new Notes equal in principal amount to the unpurchased portion of the Notes surrendered (or transferred by book-entry transfer).

            On or before the Purchase Date, the Company shall, to the extent lawful, accept for payment, on a pro rata basis to the extent necessary, the Offer Amount of Notes or portions thereof tendered pursuant to the Asset Sale Offer, or if less than the Offer Amount has been tendered, all Notes tendered, and shall deliver to the Trustee an Officers' Certificate stating that such Notes or portions thereof were accepted for payment by the Company in accordance with the terms of this Section 3.09. The Company, the Depositary or the Paying Agent, as the case may be, shall promptly (but in any case not later than five days after the Purchase Date) mail or deliver to each tendering Holder an amount equal to the purchase price of the Notes tendered by such Holder and accepted by the Company for purchase, and the Company shall promptly issue a new Note, and the Trustee, upon written request from the Company shall authenticate and mail or deliver such new Note to such Holder, in a principal amount equal to any unpurchased portion of the Note surrendered. Any Note not so accepted shall be promptly mailed or delivered by the Company to the Holder thereof. The Company shall publicly announce the results of the Asset Sale Offer on the Purchase Date.

            Other than as specifically provided in this Section 3.09, any purchase pursuant to this Section 3.09 shall be made pursuant to the provisions of Sections 3.01 through 3.06 hereof.

                                   ARTICLE 4.
                                   COVENANTS

SECTION 4.01. PAYMENT OF NOTES.

            The Company shall pay or cause to be paid the principal of, premium, if any, and interest on the Notes on the dates and in the manner provided in the Notes. Principal, premium, if any, and interest shall be considered paid on the date due if the Paying Agent, if other than the Company or a Subsidiary thereof, holds as of 10:00 a.m. Eastern Time on the due date money deposited by the Company in immediately available funds and designated for and sufficient to pay all principal, premium, if any, and interest then due. The Company shall pay all Liquidated Damages, if any, in the same manner on the dates and in the amounts set forth in the Registration Rights Agreement.

            The Company shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue principal at the rate equal to 1% per annum in excess of the then applicable interest rate on the Notes to the extent lawful; it shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue installments of interest and Liquidated Damages (without regard to any applicable grace period) at the same rate to the extent lawful.

SECTION 4.02. MAINTENANCE OF OFFICE OR AGENCY.

            The Company shall maintain in the Borough of Manhattan, the City of New York, an office or agency (which may be an office of the Trustee or an affiliate of the Trustee, Registrar or co-registrar) where Notes may be surrendered for registration of transfer or for exchange and where notices and demands to or upon the Company in respect of the Notes and this Indenture may be served. The Company shall give prompt written notice to the Trustee of the location, and any change in the location, of such office or agency. If at any time the Company shall fail to maintain any such required office or agency or shall fail to furnish the Trustee with the address thereof, such presentations, surrenders, notices and demands may be made or served at the Corporate Trust Office of the Trustee.

            The Company may also from time to time designate one or more other offices or agencies where the Notes may be presented or surrendered for any or all such purposes and may from time to time rescind such designations; provided, however, that no such designation or rescission shall in any manner relieve the Company of its obligation to maintain an office or agency in the Borough of Manhattan, the City of New York for such purposes. The Company shall give prompt written notice to the Trustee of any such designation or rescission and of any change in the location of any such other office or agency.

            The Company hereby designates the Corporate Trust Office of the Trustee as one such office or agency of the Company in accordance with Section 2.03.

SECTION 4.03. REPORTS.

            Whether or not required by the rules and regulations of the SEC, so long as any Notes are outstanding, the Company shall furnish to the Holders of Notes (i) all quarterly and annual financial information that would be required to be contained in a filing with the SEC on Forms 10-Q and 10-K if the Company were required to file such forms, including a "Management's Discussion and Analysis of Financial Condition and Results of Operations" that describes the financial condition and results of operations of the Company and its consolidated Subsidiaries (showing in reasonable detail, either on the face of the financial statements or in the footnotes thereto and in Management's Discussion and Analysis of Financial Condition and Results of Operations, the financial condition and results of operations of the Company and its Restricted Subsidiaries separate from the financial condition and results of operations of the Unrestricted Subsidiaries of the Company) and, with respect to the annual information only, a report thereon by the Company's certified independent accountants, and (ii) all current reports that would be required to be filed with the SEC on Form 8-K if the Company were required to file such reports, in each case within 15 days after the time periods specified for such filings in the SEC's rules and regulations. In addition, whether or not required by the rules and regulations of the SEC, the Company will file a copy of all such information and reports with the SEC for public availability within the time periods specified in the SEC's rules and regulations (unless the SEC will not accept such a filing) and make such information available to securities analysts and prospective investors upon request. In addition, at all times that the SEC does not accept the filings provided for in the preceding sentence, the Company and the Subsidiary Guarantors shall, for so long as any Notes remain outstanding, furnish to the Holders and to securities analysts and prospective investors, upon their request, the information required to be delivered pursuant to Rule 144A(d)(4) under the Securities Act.

SECTION 4.04. COMPLIANCE CERTIFICATE.

      (a) The Company and each Subsidiary Guarantor (to the extent that such Subsidiary Guarantor is so required under the TIA) shall deliver to the Trustee, within 90 days after the end of each fiscal year, an Officers' Certificate stating that a review of the activities of the Company and its Subsidiaries during the preceding fiscal year has been made under the supervision of the signing Officers with a view to determining whether the Company has kept, observed, performed and fulfilled its obligations under this Indenture and the Depositary Agreement, and further stating, as to each such Officer signing such certificate, that to the best of his or her knowledge the Company has kept, observed, performed and fulfilled each and every covenant contained in this Indenture and the Depositary Agreement and is not in default in the performance or observance of any of the terms, provisions and conditions of this Indenture or the Depositary Agreement (or, if a Default or Event of Default shall have occurred, describing all such Defaults or Events of Default of which he or she may have knowledge and what action the Company is taking or proposes to take with respect thereto) and that to the best of his or her knowledge no event has occurred and remains in existence by reason of which payments on account of the principal of or interest, if any, on the Notes is prohibited or if such event has occurred, a description of the event and what action the Company is taking or proposes to take with respect thereto.

      (b) So long as not contrary to the then current recommendations of the American Institute of Certified Public Accountants, the year-end financial statements delivered pursuant to Section 4.03(a) above shall be accompanied by a written statement of the Company's independent public accountants (who shall be a firm of established national reputation) that in making the examination necessary for certification of such financial statements, nothing has come to their attention that would lead them to believe that the Company has violated any provisions of Article 4 or Article 5 hereof or, if any such violation has occurred, specifying the nature and period of existence thereof, it being understood that such accountants shall not be liable directly or indirectly to any Person for any failure to obtain knowledge of any such violation. In the event that such written statement of the Company's independent public accountants cannot be obtained, the Company shall deliver an Officer's Certificate certifying that it has used its best efforts to obtain such statements and was unable to do so.

      (c) The Company shall, so long as any of the Notes are outstanding, deliver to the Trustee, forthwith upon any Officer becoming aware of any Default or Event of Default, an Officers' Certificate specifying such Default or Event of Default and what action the Company is taking or proposes to take with respect thereto.

SECTION 4.05. TAXES.

            The Company shall pay, and shall cause each of its Subsidiaries to pay, prior to delinquency, all material taxes, assessments, and governmental levies except such as are contested in good faith and by appropriate proceedings and with respect to which appropriate reserves have been taken in accordance with GAAP.

SECTION 4.06. STAY, EXTENSION AND USURY LAWS.

            The Company and each of the Subsidiary Guarantors covenants (to the extent that it may lawfully do so) that it shall not at any time insist upon, plead, or in any manner whatsoever claim or take the benefit or advantage of, any stay, extension or usury law wherever enacted, now or at any time hereafter in force, that may affect the covenants or the performance of this Indenture; and the Company and each of the Subsidiary Guarantors (to the extent that it may lawfully do so) hereby expressly waives all benefit or advantage of any such law, and covenants that it shall not, by resort to any such law, hinder, delay or impede the execution of any power herein granted to the Trustee, but shall suffer and permit the execution of every such power as though no such law has been enacted.

SECTION 4.07. RESTRICTED PAYMENTS.

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly: (i) declare or pay any dividend or make any other payment or distribution on account of the Company's or any of its Restricted Subsidiaries' Equity Interests (including, without limitation, any payment in connection with any merger or consolidation involving the Company or any of its Restricted Subsidiaries) or to the direct or indirect holders of the Company's or any of its Restricted Subsidiaries' Equity Interests in their capacity as such (other than dividends or distributions payable in Equity Interests (other than Disqualified Stock) of the Company or to the Company or a Restricted Subsidiary of the Company); (ii) purchase, redeem or otherwise acquire or retire for value (including, without limitation, in connection with any merger or consolidation involving the Company) any Equity Interests of the Company or any direct or indirect parent of the Company; (iii) make any payment on or with respect to, or purchase, redeem, defease or otherwise acquire or retire for value any Indebtedness that is subordinated in right of payment to the Notes, except a payment of interest or principal at Stated Maturity; or (iv) make any Restricted Investment (all such payments and other actions set forth in clauses (i) through (iv) above being collectively referred to as "Restricted Payments"), unless, at the time of and after giving effect to such Restricted
Payment:

      (a) no Default or Event of Default shall have occurred and be continuing or would occur as a consequence thereof; and

      (b) the Company would, at the time of such Restricted Payment and after giving pro forma effect thereto as if such Restricted Payment had been made at the beginning of the applicable four-quarter period, have been permitted to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio test set forth in the first paragraph of Section 4.09 hereof; and

      (c) such Restricted Payment, together with the aggregate amount of all other Restricted Payments made by the Company and its Restricted Subsidiaries after the Issue Date (excluding Restricted Payments permitted by clauses (ii),
(iii) and (iv) of the next succeeding paragraph), is less

than the sum, without duplication, of (i) 50% of the Consolidated Net Income of the Company for the period (taken as one accounting period) from the beginning of the first fiscal quarter commencing after the Issue Date to the end of the Company's most recently ended fiscal quarter for which internal financial statements are available at the time of such Restricted Payment (or, if such Consolidated Net Income for such period is a deficit, less 100% of such deficit), plus (ii) 100% of the aggregate net cash proceeds received by the Company since the Issue Date as a contribution to its common equity capital or from the issue or sale of Equity Interests of the Company (other than Disqualified Stock) or from the issue or sale of Disqualified Stock or debt securities of the Company that have been converted into such Equity Interests (other than Equity Interests (or Disqualified Stock or convertible debt securities) sold to a Subsidiary of the Company), plus (iii) to the extent that any Restricted Investment (including any Investment in an Unrestricted Subsidiary) that was made after the Issue Date is sold for cash or otherwise liquidated or repaid for cash, the lesser of (A) the cash return of capital with respect to such Restricted Investment (less the cost of disposition, if any) and
(B) the initial amount of such Restricted Investment, plus (iv) to the extent that any Unrestricted Subsidiary is redesignated as a Restricted Subsidiary after the Issue Date, the lesser of (A) the fair market value of the Company's Investment in such Subsidiary as of the date of such redesignation or (B) such fair market value as of the date on which such Subsidiary was originally designated as an Unrestricted Subsidiary.

            The foregoing provisions shall not prohibit (i) the payment of any dividend within 60 days after the date of declaration thereof, if at said date of declaration such payment would have complied with the provisions of this Indenture; (ii) the redemption, repurchase, retirement, defeasance or other acquisition of any subordinated Indebtedness or Equity Interests of the Company in exchange for, or out of the net cash proceeds of the substantially concurrent sale (other than to a Restricted Subsidiary of the Company) of, other Equity Interests of the Company (other than any Disqualified Stock); provided that the amount of any such net cash proceeds that are utilized for any such redemption, repurchase, retirement, defeasance or other acquisition shall be excluded from clause (c)(ii) of the preceding paragraph; (iii) the defeasance, redemption, repurchase or other acquisition of subordinated Indebtedness with the net cash proceeds from an incurrence of Permitted Refinancing Indebtedness; (iv) the payment of any dividend by a Restricted Subsidiary of the Company to the holders of its Equity Interests on a pro rata basis; (v) Investments in any Person (other than the Company or a Wholly-Owned Restricted Subsidiary or any Unrestricted Subsidiary) engaged in a Permitted Business having an aggregate fair market value, taken together with all other Investments made pursuant to this clause (v) that are at that time outstanding not to exceed $25 million;
(vi) the repurchase of Convertible Debentures in an amount not to exceed $7.1 million, plus any accrued and unpaid interest thereon, in connection with any offer required to be made to the holders thereof following a Change of Control or similar event; provided, that the Company has previously paid all amounts required to be paid in connection with any Change of Control Offer for the Notes; (vii) the repurchase, redemption or other acquisition or retirement for value of any Equity Interests of the Company held by any management employee of the Company (or any Restricted Subsidiary) pursuant to any management equity subscription agreement or stock option, phantom stock or other equity incentive plan; provided, however, that the aggregate price paid for all such repurchased, redeemed, acquired or retired Equity Interests shall not exceed the sum of (a) $2 million in each fiscal year (provided that any unused amounts may be carried over to any subsequent fiscal year, subject to a maximum amount of $4 million in any fiscal year) plus (b) the amount of net cash proceeds received by the Company from the Sale of Equity Interests (other than Disqualified Stock) to management employees of the Company or any Restricted Subsidiary; provided that any such net cash proceeds shall be excluded from any computation under clause
(c)(ii) above; (viii) loans to employees of the Company or any Restricted Subsidiary to purchase Equity Interests issued by the Company in an amount not to exceed $2 million at any time outstanding; (ix) Investments in Unrestricted Subsidiaries having an aggregate fair market value, taken together with all other Investments made pursuant to this clause (ix) that are at that time outstanding, not to exceed $5 million; (x) the payment of consulting or similar fees to Holdings in an aggregate amount not to exceed $250,000 in any fiscal year; provided, that the requirement set forth in clause (b) of the preceding paragraph is satisfied with respect to any such payment; or (xi) other Restricted Payments in an aggregate amount not to exceed $5 million; provided, however, that at the time of, and after giving effect to, any Restricted Payment permitted under clauses (iii) through (xi) above, no Default or Event of Default shall have occurred and be continuing or would occur as consequence thereof.

            The Board of Directors may designate any Restricted Subsidiary to be an Unrestricted Subsidiary if such designation would not cause a Default; provided that in no event shall the business currently operated by any Subsidiary Guarantor be transferred to or held by an Unrestricted Subsidiary. In the event of any such designation, all outstanding Investments owned by the Company and its Restricted Subsidiaries in the Subsidiary so designated will be deemed to be an Investment made as of the time of such designation and will reduce the amount available for Restricted Payments under the first paragraph of this covenant. All such outstanding Investments will be deemed to constitute Restricted Investments in an amount equal to the fair market value of such Investments at the time of such designation. Such designation will only be permitted if such Restricted Payment would be permitted at such time and if such Restricted Subsidiary otherwise meets the definition of an Unrestricted Subsidiary. The Board of Directors may redesignate any Unrestricted Subsidiary to be a Restricted Subsidiary if such redesignation would not cause a Default.

            The amount of all Restricted Payments (other than cash) shall be the fair market value on the date of the Restricted Payment of the asset(s) or securities proposed to be transferred or issued by the Company or such Subsidiary, as the case may be, pursuant to the Restricted Payment. The fair market value of any assets or securities that are required to be valued by this covenant shall be determined by the Board of Directors whose resolution with respect thereto shall be delivered to the Trustee, such determination to be based upon an opinion or appraisal issued by an accounting, appraisal or investment banking firm of national standing if such fair market value exceeds $20 million. Not later than the date of making any Restricted Payment, the Company shall deliver to the Trustee an Officers' Certificate stating that such Restricted Payment is permitted and setting forth the basis upon which the calculations required by this Section 4.07 were computed, together with a copy of any fairness opinion or appraisal required by this Indenture.

SECTION 4.08. DIVIDEND AND OTHER PAYMENT RESTRICTIONS AFFECTING SUBSIDIARIES.

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly, create or otherwise cause or suffer to exist or become effective any encumbrance or restriction on the ability of any Restricted Subsidiary to (i)(a) pay dividends or make any other distributions to the Company or any of its Restricted Subsidiaries (1) on its Capital Stock or
(2) with respect to any other interest or participation in, or measured by, its profits, or (b) pay any indebtedness owed to the Company or any of its Restricted Subsidiaries, (ii) make loans or advances to the Company or any of its Restricted Subsidiaries or (iii) transfer any of its properties or assets to the Company or any of its Restricted Subsidiaries, except for such encumbrances or restrictions existing under or by reason of (a) Existing Indebtedness or other agreements as in effect on the date of this Indenture, (b) the Credit Agreement as in effect as of the date of this Indenture and any amendments, modifications, restatements, renewals, increases, supplements, refundings, replacements or refinancings thereof; provided that such amendments, modifications, restatements, renewals, increases, supplements, refundings, replacement or refinancings are no more restrictive, taken as a whole, with respect to such dividend and other payment restrictions than those contained in the Credit Agreement as in effect on the date of this Indenture, (c) this Indenture and the Notes, (d) applicable law, rule, regulation or order, (e) any agreement or other instrument governing Indebtedness or Capital Stock of a Person acquired by the Company or any of its Restricted Subsidiaries as in effect at the time of such acquisition (except to the extent such Indebtedness was incurred in connection with or in contemplation of such acquisition), which encumbrance or restriction is not applicable to any Person, or the properties or assets of any Person, other than the Person, or the property or assets of the Person, so acquired; provided that, in the case of Indebtedness, such Indebtedness was permitted by the terms of this Indenture to be incurred, (f) customary non-assignment provisions in licenses, leases or other contracts or agreements entered into in the ordinary course of business and consistent with past practices, (g) Purchase Money Obligations for property acquired in the ordinary course of business that impose restrictions of the nature described in clause (iii) above on the property so acquired, (h) Permitted Refinancing Indebtedness; provided that the restrictions contained in the agreements governing such Permitted Refinancing Indebtedness are no more restrictive, taken as a whole, than those contained in the agreements governing the Indebtedness being refinanced, (i) contracts for the sale of assets, including without limitation, customary restrictions with respect to a Subsidiary pursuant to an agreement that has been entered into for the sale or disposition of all or substantially all of the Capital Stock or assets of such Subsidiary that is otherwise permitted by this Indenture; (j) Indebtedness secured by Liens otherwise permitted to be incurred pursuant to the provisions of Section 4.12 hereof that limits the right of the debtor to dispose of the assets securing such Indebtedness; (k) restrictions on cash or other deposits or net worth imposed by customers under contracts entered into in the ordinary course of business; and (l) agreements relating to the financing of the acquisition of real or tangible personal property acquired after the date of this Indenture; provided, that such encumbrance or restriction relates only to the property which is acquired and in the case of any encumbrance or restriction that constitutes a Lien, such Lien constitutes a Purchase Money Lien.

SECTION 4.09. INCURRENCE OF INDEBTEDNESS AND ISSUANCE OF PREFERRED STOCK.

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly, create, incur, issue, assume, guarantee or otherwise become directly or indirectly liable, contingently or otherwise, with respect to (collectively, "incur") any Indebtedness (including Acquired
Debt) and that the Company shall not issue any Disqualified Stock and shall not permit any of its Restricted Subsidiaries to issue any shares of preferred stock; provided, however, that the Company or any Subsidiary Guarantor (or, to the extent specified in clause (viii) of the definition of Permitted Debt, any Foreign Subsidiary) may incur Indebtedness (including Acquired Debt) or issue shares of Disqualified Stock if the Fixed Charge Coverage Ratio for the Company's most recently ended four full fiscal quarters for which internal financial statements are available immediately preceding the date on which such additional Indebtedness is incurred or such Disqualified Stock is issued would have been at least (a) 2.0 to 1.0, if such date is prior to December 31, 1999,
(b) 2.25 to 1.0, if such date is on or after December 31, 1999 and prior to June 30, 2001 and (c) 2.5 to 1.0 thereafter, in each case determined on a pro forma basis (including a pro forma application of the net proceeds therefrom), as if the additional Indebtedness had been incurred, or the Disqualified Stock had been issued, as the case may be and the proceeds thereof applied, at the beginning of such four-quarter period.

            The provisions of the first paragraph of this Section 4.09 shall not apply to the incurrence of any of the following items of Indebtedness (collectively, "Permitted Debt"):

      (i) the incurrence by the Company of revolving credit Indebtedness and letters of credit pursuant to the Credit Agreement (including Indebtedness under any Receivables Facility); provided that the aggregate principal amount of all such Indebtedness (with letters of credit being deemed to have a principal amount equal to the maximum potential liability of the Company thereunder) outstanding under the Credit Agreement after giving effect to such incurrence does not exceed the greater of (a) $150.0 million or (b) the Borrowing Base less, in either case, the aggregate amount of all Net Proceeds of Asset Sales applied by the Company or any of its Subsidiaries to permanently reduce the commitments for revolving credit Indebtedness under the Credit Agreement pursuant to Section 4.10 hereof;

      (ii) the incurrence by the Company and its Restricted Subsidiaries of the Existing Indebtedness;

      (iii) the incurrence by the Company and the Subsidiary Guarantors of the Indebtedness represented by the Notes and the Subsidiary Guarantees;

      (iv) the incurrence by the Company or any of its Restricted Subsidiaries of Indebtedness represented by Capital Lease Obligations, mortgage financings or Purchase Money Obligations, in each case incurred for the purpose of financing all or any part of the purchase price or cost of construction or improvement of property, plant or equipment (including tooling) used in the business of the Company or such Restricted Subsidiary or other expenditures which would be included within clause (a) of the definition of "Consolidated Capital Expenditures" (whether through the direct purchase of assets or the Capital Stock of any Person owning such Assets), in an aggregate principal (or accreted value, as applicable) amount at any time outstanding, not to exceed $25 million;

      (v) the incurrence by the Company or any of its Restricted Subsidiaries of Permitted Refinancing Indebtedness in exchange for, or the net proceeds of which are used to refund, refinance or replace any Indebtedness (other than Indebtedness incurred pursuant to clauses (i), (vi), (vii), (ix), (x), (xi),
(xii), (xiii), (xiv), (xv) or (xvi) hereof) that was permitted by this Indenture to be incurred;

      (vi) Indebtedness of the Company and its Restricted Subsidiaries in connection with performance, surety, statutory, appeal or similar bonds in the ordinary course of business;

      (vii) the incurrence of intercompany Indebtedness between or among the Company and any Wholly-Owned Restricted Subsidiary; provided, however, that (a) if the Company or a Subsidiary Guarantor is the obligor on such Indebtedness, such Indebtedness is expressly subordinated to the prior payment in full in cash of all Obligations with respect to the Notes and the Subsidiary Guarantees, and
(b) (1) any subsequent issuance or transfer of Equity Interests that results in any such Indebtedness being held by a Person other than the Company or a Wholly-Owned Restricted Subsidiary and (2) any sale or other transfer of any such Indebtedness to a Person that is not either the Company or a Wholly-Owned Restricted Subsidiary shall be deemed, in each case, to constitute an incurrence of such Indebtedness by the Company or such Restricted Subsidiary, as the case may be that was not permitted by this clause;

      (viii) the incurrence by any Foreign Subsidiary of Indebtedness under Foreign Credit Facilities; provided that the aggregate principal amount of all Indebtedness (with letters of credit being deemed to have a principal amount equal to the maximum potential liability of Foreign Subsidiaries thereunder) outstanding under all Foreign Credit Facilities after giving effect to such incurrence does not exceed $5 million or such greater amount, not to exceed $30 million outstanding at any time, as may be incurred by any Foreign Subsidiary pursuant to the Fixed Charge Coverage Ratio test set forth in the first paragraph above;

      (ix) the incurrence by the Company or any of its Restricted Subsidiaries of Hedging Obligations;

      (x) the guarantee by the Company or any of the Subsidiary Guarantors of Indebtedness of the Company or a Restricted Subsidiary of the Company that was permitted to be incurred by another provision of this Section 4.09;

      (xi) Indebtedness of the Company and its Restricted Subsidiaries from the honoring by a bank or other financial institution of a check, draft or similar instrument inadvertently (except in the case of daylight overdrafts, which will not be, and will not be deemed to be, inadvertent) drawn against any insufficient funds in the ordinary course of business;

      (xii) the incurrence by the Company or any Restricted Subsidiary of Indebtedness pursuant to the issuance of promissory notes in an amount not to exceed $2 million at any time outstanding in order to repurchase or otherwise acquire or retire for value Equity Interests of the Company held by any employee of the Company as permitted by clause (vii) of the second paragraph of Section
4.07 hereof; provided, however, that any such Indebtedness incurred pursuant to this clause (xii) shall be expressly subordinated in right of payment to the Notes;

      (xiii) Indebtedness incurred by the Company or any of its Restricted Subsidiaries constituting reimbursement obligations with respect to letters of credit issued in the ordinary course of business, including without limitation to letters of credit in respect to workers' compensation claims or self-insurance (and including letters of credit issued with respect to the Designated Obligation), or other Indebtedness with respect to reimbursement type obligations regarding workers' compensation claims; provided, however, that upon the drawing of such letters of credit or the incurrence of such Indebtedness, such obligations are reimbursed within 30 days following such drawing or incurrence;

      (xiv) Indebtedness arising from the agreements of the Company or a Restricted Subsidiary providing for indemnification, adjustment or purchase price of similar obligations, in each case, incurred or assumed in connection with the disposition of any business, assets or a Subsidiary, other than guarantees of Indebtedness incurred by any Person acquiring all or any portion of such business, assets or a Subsidiary for the purpose of financing such acquisition; provided, that the maximum aggregate liability of all such Indebtedness shall at no time exceed the gross proceeds actually received by the Company or a Restricted Subsidiary in connection with such disposition;

      (xv) guarantees by the Company or any of its Restricted Subsidiaries of Indebtedness of Persons who are not Affiliates of the Company incurred in the ordinary course of business in an aggregate principal amount not to exceed $15 million at any time outstanding; and

      (xvi) the incurrence by the Company or any of its Restricted Subsidiaries of additional Indebtedness, in an aggregate principal amount (or accreted value, as applicable) at any time outstanding not to exceed $15 million.

            The Company shall not incur any Indebtedness (including Permitted
Debt) that is contractually subordinated in right of payment to any other Indebtedness of the Company unless such Indebtedness is also contractually subordinated in right of payment to the Notes on substantially identical terms; provided, however, that no Indebtedness of the Company shall be deemed to be contractually subordinated in right of payment to any other Indebtedness of the Company solely by virtue of being unsecured.

            For purposes of determining compliance with this Section 4.09, in the event that an item of proposed Indebtedness meets the criteria of more than one of the categories of Permitted Debt described in clauses (i) through (xvi) above as of the date of incurrence thereof, or is entitled to be incurred pursuant to the first paragraph of this Section 4.09 as of the date of incurrence thereof, the Company shall, in its sole discretion, classify such item of Indebtedness on the date of its incurrence in any manner that complies with this Section 4.09. Accrual of interest, accretion or amortization of original issue discount, the payment of interest on any Indebtedness in the form of additional Indebtedness with the same terms, and the payment of dividends on Disqualified Stock in the form of additional shares of the same class of Disqualified Stock will not be deemed to be an incurrence of Indebtedness or an issuance of Disqualified Stock for purposes of this Section 4.09; provided, in each such case, that the amount thereof is included in Fixed Charges of the Company as accrued.

SECTION 4.10. ASSET SALES

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, consummate an Asset Sale unless (i) the Company (or the

Restricted Subsidiary, as the case may be) receives consideration at the time of such Asset Sale at least equal to the fair market value (evidenced by a resolution of the Board of Directors set forth in an Officers' Certificate delivered to the Trustee) of the assets or Equity Interests issued or sold or otherwise disposed of and (ii) at least 75% of the consideration therefor received by the Company or such Restricted Subsidiary is in the form of cash or Cash Equivalents; provided that the amount of (x) any liabilities (as shown on the Company's or such Restricted Subsidiary's most recent balance sheet or in the notes thereto), of the Company or any Restricted Subsidiary (other than contingent liabilities and liabilities that are by their terms subordinated to the Notes or any guarantee thereof) that are assumed or satisfied by the transferee of any such assets pursuant to a customary novation or other agreement that releases the Company or such Restricted Subsidiary from further liability and (y) any marketable securities, notes or other obligations received by the Company or any such Restricted Subsidiary from such transferee that are contemporaneously (subject to ordinary settlement periods) converted by the Company or such Restricted Subsidiary into cash (to the extent of the cash received), shall be deemed to be cash for purposes of this provision.

            Within 365 days after the receipt of any Net Proceeds from an Asset Sale, the Company may apply such Net Proceeds at its option, (a) to purchase, redeem, repay or prepay Indebtedness under the Credit Agreement or other secured Indebtedness of the Company or a Restricted Subsidiary (and, in the case of any such Indebtedness that was borrowed under a revolving credit line, to correspondingly reduce commitments with respect thereto), (b) to cash collateralize letters of credit to the extent such letters of credit have not been drawn upon or returned undrawn; provided, however, that any such cash collateral released to the Company upon the expiration of such letters of credit shall again be deemed to be Net Proceeds (and, in the case of any such letters of credit established under a revolving credit line to correspondingly reduce commitments with respect thereto), or (c) to the acquisition of a controlling interest in another business, the making of a capital expenditure or the acquisition of other long-term assets that are used or useful, in each case, in a Permitted Business; provided, however, that if the Company or any Restricted Subsidiary has entered into a definitive agreement with respect to any such acquisition or capital expenditure within such 365 day period, it may defer the application of such Net Proceeds to effect such acquisition or capital expenditure for up to an additional 90 days or the fifth Business Day following the termination of any such definitive agreement, whichever occurs first. Pending the final application of any such Net Proceeds, the Company may temporarily reduce revolving credit borrowings or otherwise invest such Net Proceeds in any manner that is not prohibited by this Indenture. Any Net Proceeds from Asset Sales that are not applied or invested as provided in the first sentence of this paragraph will be deemed to constitute "Excess Proceeds." When the aggregate amount of Excess Proceeds exceeds $10.0 million, the Company will be required to make an Asset Sale Offer to purchase the maximum principal amount of Notes that may be purchased out of the Excess Proceeds, at an offer price in cash in an amount equal to 100% of the principal amount thereof plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the date of purchase, in accordance with the procedures set forth herein. To the extent that any Excess Proceeds remain after consummation of an Asset Sale Offer, the Company may use such Excess Proceeds for any general corporate purpose not otherwise prohibited by this Indenture. If the aggregate principal amount of Notes tendered into such Asset Sale Offer surrendered by Holders thereof exceeds the amount of Excess Proceeds, the Trustee shall select the Notes to be purchased on a pro rata basis. Upon completion of such offer to purchase, the amount of Excess Proceeds shall be reset at zero.

SECTION 4.11. TRANSACTIONS WITH AFFILIATES.

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, make any payment to, or sell, lease, transfer or otherwise dispose of any of its properties or assets to, or purchase any property or assets from, or enter into or make or amend any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any Affiliate (each of the foregoing, an "Affiliate Transaction") unless (i) such Affiliate Transaction is on terms that are no less favorable to the Company or the relevant Restricted Subsidiary than those that would have been obtained in a comparable transaction by the Company or such Restricted Subsidiary with an unrelated Person and (ii) the Company delivers to the Trustee (a) with respect to any Affiliate Transaction or series of related Affiliate Transactions involving aggregate consideration in excess of $1.0 million, a resolution of the Board of Directors set forth in an Officers' Certificate certifying that such Affiliate Transaction complies with clause (i) above and that such Affiliate Transaction has been approved by a majority of the disinterested members of the Board of Directors and (b) with respect to any Affiliate Transaction or series of related Affiliate Transactions involving aggregate consideration in excess of $5.0 million, an opinion as to the fairness to the Holders of such Affiliate Transaction from a financial point of view issued by an accounting, appraisal or investment banking firm of national standing; provided that the following shall not be deemed to be Affiliate Transactions: (A) any employment agreement entered into by the Company or any of its Restricted Subsidiaries in the ordinary course of business and consistent with the past practice of the Company or such Restricted Subsidiary, including reasonable loans to officers contemplated by such employment agreements, (B) transactions between or among the Company and/or its Restricted Subsidiaries, (C) Permitted Investments or Restricted Payments that are permitted under Section 4.07 hereof, (D) customary compensation paid to, and indemnity or insurance provided on behalf of, directors and officers of the Company or any of its Restricted Subsidiaries as determined in good faith by the Company's Board of Directors, including customary programs related to the testing and evaluation of the Company's products; (E) transactions with customers, suppliers, joint venture partners or purchasers or sellers of goods or services, in each case in the ordinary course of business (including, without limitation, pursuant to joint venture agreements) which are at least as favorable as might reasonably have been obtained at such time from an unaffiliated party; and (F) payments under any agreement in effect as of the Issue Date or any amendment thereto or any transaction contemplated thereby (including pursuant to any amendment thereto) and any replacement agreement thereto so long as any such amendment or replacement agreement is no less favorable to the Company and its Restricted Subsidiaries in any material respect than the original agreement as in effect on the Issue Date.

SECTION 4.12. LIENS.

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, directly or indirectly create, incur, assume or suffer to exist any Lien of any kind upon any of their property or assets, now owned or hereafter acquired, except Permitted Liens.

SECTION 4.13. BUSINESS ACTIVITIES.

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, engage in any business other than Permitted Businesses, except to such extent as would not be material to the Company and its Restricted Subsidiaries taken as a whole.

SECTION 4.14. CORPORATE EXISTENCE.

            Subject to Article 5 hereof, the Company shall do or cause to be done all things necessary to preserve and keep in full force and effect (i) its corporate existence, and the corporate, partnership or other existence of each of its Significant Subsidiaries, in accordance with the respective organizational documents (as the same may be amended from time to time) of the Company or any such Significant Subsidiary and (ii) the rights (charter and statutory), licenses and franchises of the Company and its Subsidiaries; provided, however, that the Company shall not be required to preserve any such right, license or franchise, or the corporate, partnership or other existence of any of its Subsidiaries, if the Board of Directors shall determine that the preservation thereof is no longer desirable in the conduct of the business of the Company and its Subsidiaries, taken as a whole, and that the loss thereof is not adverse in any material respect to the Holders of the Notes.

SECTION 4.15. OFFER TO REPURCHASE UPON CHANGE OF CONTROL.

      (a) Upon the occurrence of a Change of Control, each Holder of Notes will have the right to require the Company to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of such Holder's Notes pursuant to the offer described below (the "Change of Control Offer") at an offer price in cash equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the date of purchase (the "Change of Control Payment"). Within 30 days following any Change of Control, the Company shall mail a notice to each Holder describing the transaction or transactions that constitute the Change of Control and offering to repurchase Notes on the date specified in such notice, which date shall be no earlier than 30 days and no later than 60 days from the date such notice is mailed (the "Change of Control Payment Date"), pursuant to the procedures required by this Indenture and described in such notice. The Company shall comply with the requirements of Rule 14e-1 under the Exchange Act and any other securities laws and regulations thereunder to the extent such laws and regulations are applicable in connection with the repurchase of the Notes as a result of a Change of Control.

      (b) On the Change of Control Payment Date, the Company shall, to the extent lawful, (1) accept for payment all Notes or portions thereof properly tendered pursuant to the Change of Control Offer, (2) deposit with the Paying Agent an amount equal to the Change of Control Payment in respect of all Notes or portions thereof so tendered and (3) deliver or cause to be delivered to the Trustee the Notes so accepted together with an Officers' Certificate stating the aggregate principal amount of Notes or portions thereof being purchased by the Company. The Paying Agent shall promptly mail to each Holder of Notes so tendered the Change of Control Payment for such Notes, and the Trustee shall promptly authenticate and mail (or cause to be transferred by book entry) to each Holder a new Note equal in principal amount to any unpurchased portion of the Notes surrendered, if any; provided that each such new Note shall be in a principal amount of $1,000 or an integral multiple thereof. The Company shall publicly announce the results of the Change of Control Offer on or as soon as practicable after the Change of Control Payment Date.

      (c) The Company shall not be required to make a Change of Control Offer upon a Change of Control if a third party makes the Change of Control Offer in the manner, at the times and otherwise in compliance with the requirements set forth in this Section 4.15 and Section 3.09 hereof and purchases all Notes validly tendered and not withdrawn under such Change of Control Offer.

SECTION 4.16. LIMITATION ON SALE AND LEASEBACK TRANSACTIONS.

            The Company shall not, and shall not permit any of its Restricted Subsidiaries to, enter into any sale and leaseback transaction; provided that the Company may enter into a sale and leaseback transaction if (i) the Company could have (a) incurred Indebtedness in an amount equal to the Attributable Debt relating to such sale and leaseback transaction pursuant to the Fixed Charge Coverage Ratio test set forth in the first paragraph of Section 4.09 hereof and
(b) incurred a Lien to secure such Indebtedness pursuant to the provisions of
Section 4.12 hereof, (ii) the gross cash proceeds of such sale and leaseback transaction are at least equal to the fair market value (in the case of transactions having a fair market value in excess of $5.0 million, as determined in good faith by the Board of Directors and set forth in an Officers' Certificate delivered to the Trustee) of the property that is the subject of such sale and leaseback transaction and (iii) the transfer of assets in such sale and leaseback transaction is permitted by, and the Company applies the proceeds of such transaction in compliance with, Section 4.10 hereof.

SECTION 4.17. ADDITIONAL SUBSIDIARY GUARANTEES

            If the Company or any of its Restricted Subsidiaries shall after the date of this Indenture (i) transfer or cause to be transferred in one or a series of transactions (whether or not related), any assets, business, divisions, real property or equipment having an aggregate fair market value (as determined in good faith by the Board of Directors) in excess of $1.0 million to any Restricted Subsidiary that is a Significant Subsidiary (other than a Foreign Subsidiary) that is not a Subsidiary Guarantor; (ii) acquire or create another Restricted Subsidiary that is a Significant Subsidiary (other than a Foreign Subsidiary); or (iii) cause any Restricted Subsidiary of the Company, that is not a Subsidiary Guarantor, to guarantee any Indebtedness of the Company other than the Notes, or pledge any of its assets to secure any Indebtedness of the Company other than the Notes, then, in each case, the Company will cause such Restricted Subsidiary to (A) execute and deliver to the Trustee a supplemental indenture in form and substance reasonably satisfactory to the Trustee pursuant to which such Restricted Subsidiary shall unconditionally Guarantee all of the Company's obligations under the Notes on the terms set forth in such supplemental indenture and (B) deliver to the Trustee an opinion of counsel reasonably satisfactory to the Trustee that such supplemental indenture has been duly executed and delivered by such Restricted Subsidiary. Notwithstanding the foregoing, if such transferee or acquired Subsidiary has been properly designated as an Unrestricted Subsidiary in accordance with this Indenture, then for so long as it continues to constitute an Unrestricted Subsidiary, that transferee or acquired Subsidiary shall not be required to execute a Subsidiary Guarantee or deliver to the Trustee an opinion of counsel in accordance with the terms of this Indenture.

SECTION 4.18. USE OF PROCEEDS

            The Company shall use the proceeds from the sale of the Notes in the manner described in the Offering Memorandum dated May 21, 1998 relating to the Notes under the caption "Use of Proceeds."

                                   ARTICLE 5.
                                   SUCCESSORS

SECTION 5.01. MERGER, CONSOLIDATION, OR SALE OF ASSETS.

            The Company shall not, directly or indirectly, consolidate or merge with or into (whether or not the Company is the surviving corporation), or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its properties or assets in one or more related transactions, to another corporation, Person or entity unless (i) the Company is the surviving corporation or the entity or the Person formed by or surviving any such consolidation or merger (if other than the Company) or to which such sale, assignment, transfer, lease, conveyance or other disposition shall have been made is a corporation organized or existing under the laws of the United States, any state thereof or the District of Columbia; (ii) the entity or Person formed by or surviving any such consolidation or merger (if other than the Company) or the entity or Person to which such sale, assignment, transfer, lease, conveyance or other disposition shall have been made assumes all the obligations of the Company under the Notes and this Indenture pursuant to a supplemental indenture in a form reasonably satisfactory to the Trustee; (iii) immediately after such transaction no Default or Event of Default exists; (iv) except in the case of a merger of the Company with or into a Wholly-Owned Restricted Subsidiary of the Company, the Company or the entity or Person formed by or surviving any such consolidation or merger (if other than the Company), or to which such sale, assignment, transfer, lease, conveyance or other disposition shall have been made will, immediately after such transaction after giving pro forma effect thereto and any related financing transactions as if the same had occurred at the beginning of the applicable four-quarter period, be permitted to incur at least $1.00 of additional Indebtedness pursuant to the Fixed Charge Coverage Ratio test set forth in the first paragraph Section 4.09 hereof; and (v) each Subsidiary Guarantor, unless it is the other party to the transaction described above, shall have by supplemental indenture confirmed that its Subsidiary Guarantee shall apply to the Company's or the surviving Person's obligations under this Indenture and the Notes.

SECTION 5.02. SUCCESSOR CORPORATION SUBSTITUTED.

            Upon any consolidation or merger, or any sale, assignment, transfer, lease, conveyance or other disposition of all or substantially all of the assets of the Company in accordance with Section 5.01 hereof, the successor corporation formed by such consolidation or into or with which the Company is merged or to which such sale, assignment, transfer, lease, conveyance or other disposition is made shall succeed to, and be substituted for (so that from and after the date of such consolidation, merger, sale, lease, conveyance or other disposition, the provisions of this Indenture referring to the "Company" shall refer instead to the successor corporation and not to the Company), and may exercise every right and power of the Company under this Indenture with the same effect as if such successor Person had been named as the Company herein; provided, however, that the predecessor Company shall not be relieved from the obligation to pay the principal of and interest on the Notes except in the case of a sale of all of the Company's assets that meets the requirements of Section 5.01 hereof.

                                   ARTICLE 6.
                              DEFAULTS AND REMEDIES

SECTION 6.01. EVENTS OF DEFAULT.

            An "Event of Default" occurs if:

      (a) the Company defaults in the payment when due of interest on, or Liquidated Damages with respect to, the Notes and such default continues for a period of 30 days;

      (b) the Company defaults in the payment when due of principal of or premium, if any, on the Notes when the same becomes due and payable at maturity, upon redemption (including in connection with an offer to purchase) or otherwise;

      (c) the Company or any of its Subsidiaries fails to comply with any of the provisions of Section 4.15 or 5.01 hereof;

      (d) the Company or any of its Subsidiaries fails to comply with any of the provisions of Section 4.07, 4.09 or 4.10 hereof and such failure continues for a period of 30 days;

      (e) the Company or any Subsidiary fails to observe or perform any other covenant, representation, warranty or other agreement in this Indenture, the Notes or the Depositary Agreement for 60 days after notice to the Company by the Trustee or the Holders of at least 25% in aggregate principal amount of the Notes then outstanding voting as a single class;

      (f) a default occurs under any mortgage, indenture or instrument under which there may be issued or by which there may be secured or evidenced any Indebtedness for money borrowed by the Company or any of its Subsidiaries (or the payment of which is guaranteed by the Company or any of its Subsidiaries), whether such Indebtedness or guarantee now exists, or is created after the date of this Indenture, which default (a) is caused by a failure to pay principal of or premium, if any, or interest on such Indebtedness prior to the expiration of the grace period provided in such Indebtedness on the date of such default (a "Payment Default") or (b) results in the acceleration of such Indebtedness prior to its express maturity and, in each case, the principal amount of any such Indebtedness, together with the principal amount of any other such Indebtedness under which there has been a Payment Default or the maturity of which has been so accelerated, aggregates $5.0 million or more;

      (g) a final judgment or final judgments for the payment of money are entered by a court or courts of competent jurisdiction against the Company or any of its Subsidiaries and such judgment or judgments remain undischarged for a period (during which execution shall not be effectively stayed) of 60 days, provided that the aggregate of all such undischarged judgments exceeds $5.0 million;

      (h) the Company or any of its Significant Subsidiaries or any group of Subsidiaries that, taken as a whole, would constitute a Significant Subsidiary pursuant to or within the meaning of any Bankruptcy Law:

                  (i) commences a voluntary case,

                  (ii) consents to the entry of an order for relief against it in an involuntary case,

                  (iii) consents to the appointment of a Custodian of it or for all or substantially all of its property,

                  (iv) makes a general assignment for the benefit of its creditors, or

                  (v) generally is not paying its debts as they become due; or

      (i) a court of competent jurisdiction enters an order or decree under any Bankruptcy Law that:

                  (i) is for relief against the Company or any of its Significant Subsidiaries or any group of Subsidiaries that, taken as a whole, would constitute a Significant Subsidiary in an involuntary case to which it or they are the debtor;

                  (ii) appoints a Custodian of the Company or any of its Significant Subsidiaries or any group of Subsidiaries that, taken as a whole, would constitute a Significant Subsidiary or for all or substantially all of the property of the Company or any of its Significant Subsidiaries or any group of Subsidiaries that, taken as a whole, would constitute a Significant Subsidiary; or

                  (iii) orders the liquidation of the Company or any of its Significant Subsidiaries or any group of Subsidiaries that, taken as a whole, would constitute a Significant Subsidiary;

   and the order or decree remains unstayed and in effect for 60 consecutive days; or

      (j) except as permitted herein, any Subsidiary Guarantee is held in any judicial proceeding to be unenforceable or invalid or shall cease for any reason to be in full force and effect or any Subsidiary Guarantor, or any Person acting on behalf of any Subsidiary Guarantor, shall deny or disaffirm its obligations under such Subsidiary Guarantor's Subsidiary Guarantee.

SECTION 6.02. ACCELERATION.

            If any Event of Default (other than an Event of Default specified in clause (h) or (i) of Section 6.01 hereof with respect to the Company, any Significant Subsidiary or any group of Significant Subsidiaries that, taken as a whole, would constitute a Significant Subsidiary) occurs and is continuing, the Trustee or the Holders of at least 25% in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately. Upon any such declaration, the Notes shall become due and payable immediately. Notwithstanding the foregoing, if an Event of Default specified in clause (h) or
(i) of Section 6.01 hereof occurs with respect to the Company, any of its Significant Subsidiaries or any group of Subsidiaries that, taken as a whole, would constitute a Significant Subsidiary, all outstanding Notes shall be due and payable immediately without further action or notice. The Holders of a majority in aggregate principal amount of the then outstanding Notes by written notice to the Trustee may on behalf of all of the Holders rescind an acceleration and its consequences if the rescission would not conflict with any judgment or decree and if all existing Events of Default (except nonpayment of principal, interest or premium that has become due solely because of the acceleration) have been cured or waived.

            If an Event of Default occurs by reason of any willful action (or inaction) taken (or not taken) by or on behalf of the Company with the intention of avoiding payment of the premium that the Company would have had to pay if the Company then had elected to redeem the Notes pursuant to Section 3.07 hereof, then, upon acceleration of the Notes, an equivalent premium shall also become and be immediately due and payable, to the extent permitted by law, anything in this Indenture or in the Notes to the contrary notwithstanding. If an Event of Default occurs prior to June 1, 2003 by reason of any willful action (or inaction) taken (or not taken) by or on behalf of the Company with the intention of avoiding the prohibition on redemption of the Notes prior to such date, then, upon acceleration of the Notes, an additional premium shall also become and be immediately due and payable in an amount, for each of the years beginning on June 1 of the years set forth below, as set forth below (expressed as a percentage of the principal amount to the date of payment that would otherwise be due but for the provisions of this sentence):

            Year                                              Percentage
            ----                                              ----------

            1998...............................................114.333%
            1999...............................................112.542%
            2000...............................................110.750%
            2001...............................................108.958%
            2002...............................................107.167%

SECTION 6.03. OTHER REMEDIES.

            If an Event of Default occurs and is continuing, the Trustee may pursue any available remedy to collect the payment of principal, premium, if any, and interest on the Notes or to enforce the performance of any provision of the Notes or this Indenture.

            The Trustee may maintain a proceeding even if it does not possess any of the Notes or does not produce any of them in the proceeding. A delay or omission by the Trustee or any Holder of a Note in exercising any right or remedy accruing upon an Event of Default shall not impair the right or remedy or constitute a waiver of or acquiescence in the Event of Default. All remedies are cumulative to the extent permitted by law.

SECTION 6.04. WAIVER OF PAST DEFAULTS.

            Holders of not less than a majority in aggregate principal amount of the then outstanding Notes by notice to the Trustee may on behalf of the Holders of all of the Notes waive an existing Default or Event of Default and its consequences hereunder, except a continuing Default or Event of Default in the payment of the principal of, premium and Liquidated Damages, if any, or interest on, the Notes (including in connection with an offer to purchase) (provided, however, that the Holders of a majority in aggregate principal amount of the then outstanding Notes may rescind an acceleration and its consequences, including any related payment default that resulted from such acceleration). Upon any such waiver, such Default shall cease to exist, and any Event of Default arising therefrom shall be deemed to have been cured for every purpose of this Indenture; but no such waiver shall extend to any subsequent or other Default or impair any right consequent thereon.

SECTION 6.05. CONTROL BY MAJORITY.

            Holders of a majority in principal amount of the then outstanding Notes may direct the time, method and place of conducting any proceeding for exercising any remedy available to the Trustee or exercising any trust or power conferred on it. However, the Trustee may refuse to follow any direction that conflicts with law or this Indenture that the Trustee determines may be unduly prejudicial to the rights of other Holders of Notes or that may involve the Trustee in personal liability.

SECTION 6.06. LIMITATION ON SUITS.

            A Holder of a Note may pursue a remedy with respect to this Indenture or the Notes only if:

            (a) the Holder of a Note gives to the Trustee written notice of a continuing Event of Default;

            (b) the Holders of at least 25% in principal amount of the then outstanding Notes make a written request to the Trustee to pursue the remedy;

            (c) such Holder of a Note or Holders of Notes offer and, if requested, provide to the Trustee indemnity satisfactory to the Trustee against any loss, liability or expense;

            (d) the Trustee does not comply with the request within 60 days after receipt of the request and the offer and, if requested, the provision of indemnity; and

            (e) during such 60-day period the Holders of a majority in principal amount of the then outstanding Notes do not give the Trustee a direction inconsistent with the request.

            A Holder of a Note may not use this Indenture to prejudice the rights of another Holder of a Note or to obtain a preference or priority over another Holder of a Note.

SECTION 6.07. RIGHTS OF HOLDERS OF NOTES TO RECEIVE PAYMENT.

            Notwithstanding any other provision of this Indenture, the right of any Holder of a Note to receive payment of principal, premium and Liquidated Damages, if any, and interest on the Note, on or after the respective due dates expressed in the Note (including in connection with an offer to purchase), or to bring suit for the enforcement of any such payment on or after such respective dates, shall not be impaired or affected without the consent of such Holder.

SECTION 6.08. COLLECTION SUIT BY TRUSTEE.

            If an Event of Default specified in Section 6.01(a) or (b) occurs and is continuing, the Trustee is authorized to recover judgment in its own name and as trustee of an express trust against the Company for the whole amount of principal of, premium and Liquidated Damages, if any, and interest remaining unpaid on the Notes and interest on overdue principal and, to the extent lawful, interest and such further amount as shall be sufficient to cover the costs and expenses of collection, including the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel.

SECTION 6.09. TRUSTEE MAY FILE PROOFS OF CLAIM.

            The Trustee is authorized to file such proofs of claim and other papers or documents as may be necessary or advisable in order to have the claims of the Trustee (including any claim for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel) and the Holders of the Notes allowed in any judicial proceedings relative to the Company (or any other obligor upon the Notes), its creditors or its property and shall be entitled and empowered to collect, receive and distribute any money or other property payable or deliverable on any such claims and any custodian in any such judicial proceeding is hereby authorized by each Holder to make such payments to the Trustee, and in the event that the Trustee shall consent to the making of such payments directly to the Holders, to pay to the Trustee any amount due to it for the reasonable compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under
Section 7.07 hereof. To the extent that the payment of any such compensation, expenses, disbursements and advances of the Trustee, its agents and counsel, and any other amounts due the Trustee under Section 7.07 hereof out of the estate in any such proceeding, shall be denied for any reason, payment of the same shall be secured by a Lien on, and shall be paid out of, any and all distributions, dividends, money, securities and other properties that the Holders may be entitled to receive in such proceeding whether in liquidation or under any plan of reorganization or arrangement or otherwise. Nothing herein contained shall be deemed to authorize the Trustee to authorize or consent to or accept or adopt on behalf of any Holder any plan of reorganization, arrangement, adjustment or composition affecting the Notes or the rights of any Holder, or to authorize the Trustee to vote in respect of the claim of any Holder in any such proceeding.

SECTION 6.10. PRIORITIES.

            If the Trustee collects any money pursuant to this Article, it shall pay out the money in the following order:

            First: to the Trustee, its agents and attorneys for amounts due under Section 7.07 hereof, including payment of all compensation, expense and liabilities incurred, and all advances made, by the Trustee and the costs and expenses of collection;

            Second: to Holders of Notes for amounts due and unpaid on the Notes for principal, premium and Liquidated Damages, if any, and interest, ratably, without preference or priority of any kind, according to the amounts due and payable on the Notes for principal, premium and Liquidated Damages, if any and interest, respectively; and

            Third: to the Company or to such party as a court of competent jurisdiction shall direct.

            The Trustee may fix a record date and payment date for any payment to Holders of Notes pursuant to this Section 6.10.

SECTION 6.11. UNDERTAKING FOR COSTS.

            In any suit for the enforcement of any right or remedy under this Indenture or in any suit against the Trustee for any action taken or omitted by it as a Trustee, a court in its discretion may require the filing by any party litigant in the suit of an undertaking to pay the costs of the suit, and the court in its discretion may assess reasonable costs, including reasonable attorneys' fees, against any party litigant in the suit, having due regard to the merits and good faith of the claims or defenses made by the party litigant. This Section does not apply to a suit by the Trustee, a suit by a Holder of a Note pursuant to Section 6.07 hereof, or a suit by Holders of more than 10% in principal amount of the then outstanding Notes.

                                   ARTICLE 7.
                                    TRUSTEE

SECTION 7.01. DUTIES OF TRUSTEE.

      (a) If an Event of Default has occurred and is continuing, the Trustee shall exercise such of the rights and powers vested in it by this Indenture, and use the same degree of care and skill in its exercise, as a prudent man would exercise or use under the circumstances in the conduct of his own affairs.

      (b) Except during the continuance of an Event of Default:

                  (i) the duties of the Trustee shall be determined solely by the express provisions of this Indenture and the Trustee need perform only those duties that are specifically set forth in this Indenture and no others, and no implied covenants or obligations shall be read into this Indenture against the Trustee; and

                  (ii) in the absence of bad faith on its part, the Trustee may conclusively rely, as to the truth of the statements and the correctness of the opinions expressed therein, upon certificates or opinions furnished to the Trustee and conforming to the requirements of this Indenture. However, the Trustee shall examine the certificates and opinions to determine whether or not they conform to the requirements of this Indenture.

      (c) The Trustee may not be relieved from liabilities for its own negligent action, its own negligent failure to act, or its own willful misconduct, except that:

                  (i) this paragraph does not limit the effect of paragraph (b) of this Section;

                  (ii) the Trustee shall not be liable for any error of judgment made in good faith by a Responsible Officer, unless it is proved that the

      Trustee was negligent in ascertaining the pertinent facts; and

                  (iii) the Trustee shall not be liable with respect to any action it takes or omits to take in good faith in accordance with a direction received by it pursuant to Section 6.05 hereof.

      (d) Whether or not therein expressly so provided, every provision of this Indenture that in any way relates to the Trustee is subject to paragraphs (a),
(b), (c), (e) and (f) of this Section 7.01 and Section 7.02.

      (e) No provision of this Indenture shall require the Trustee to expend or risk its own funds or incur any liability. The Trustee shall be under no obligation to exercise any of its rights and powers under this Indenture at the request of any Holders, unless such Holder shall have offered to the Trustee security and indemnity satisfactory to it against any loss, liability or expense.

      (f) The Trustee shall not be liable for interest on any money received by it except as the Trustee may agree in writing with the Company. Money held in trust by the Trustee need not be segregated from other funds except to the extent required by law.

SECTION 7.02. RIGHTS OF TRUSTEE.

      (a) The Trustee may conclusively rely upon any document believed by it to be genuine and to have been signed or presented by the proper Person. The Trustee need not investigate any fact or matter stated in the document.

      (b) Before the Trustee acts or refrains from acting, it may require an Officers' Certificate or an Opinion of Counsel or both. The Trustee shall not be liable for any action it takes or omits to take in good faith in reliance on such Officers' Certificate or Opinion of Counsel. The Trustee may consult with counsel and the written advice of such counsel or any Opinion of Counsel shall be full and complete authorization and protection from liability in respect of any action taken, suffered or omitted by it hereunder in good faith and in reliance thereon.

      (c) The Trustee may act through its attorneys and agents and shall not be responsible for the misconduct or negligence of any agent appointed with due care.

      (d) The Trustee shall not be liable for any action it takes or omits to take in good faith that it believes to be authorized or within the rights or powers conferred upon it by this Indenture.

      (e) Unless otherwise specifically provided in this Indenture, any demand, request, direction or notice from the Company shall be sufficient if signed by an Officer of the Company.

      (f) The Trustee shall be under no obligation to exercise any of the rights or powers vested in it by this Indenture at the request or direction of any of the Holders unless such Holders shall have offered to the Trustee reasonable security or indemnity against the costs, expenses and liabilities that might be incurred by it in compliance with such request or direction.

      (g) Except with respect to Section 4.01 hereof, the Trustee shall have no duty to inquire as to the performance of the Company's covenants in Article 4 hereof. In addition, the Trustee shall not be deemed to have knowledge of any Default or Event of Default except (i) any Event of Default occurring pursuant to Sections 6.01(a), 6.01(b) and 4.01 or (ii) any Default or Event of Default of which the Trustee shall have received written notification or obtained actual knowledge.

      (h) The Trustee shall not be bound to make any investigation into the facts or matters stated in any resolution, certificate, statement, instrument, opinion, report, notice, request, direction, consent, order, bond, debenture, note, other evidence of indebtedness or other paper or document, but the Trustee may, in its discretion, make sure further inquiry or investigation into such facts or matters as it may see fit and if the Trustee shall determine to make such further inquiry or investigation, it shall be entitled to examine the books, records and premises of the Company personally or by agent or attorney.

SECTION 7.03. INDIVIDUAL RIGHTS OF TRUSTEE.

            The Trustee in its individual or any other capacity may become the owner or pledgee of Notes and may otherwise deal with the Company or any Affiliate of the Company with the same rights it would have if it were not Trustee. However, in the event that the Trustee acquires any conflicting interest it must eliminate such conflict within 90 days, apply to the SEC for permission to continue as trustee or resign. Any Agent may do the same with like rights and duties. The Trustee is also subject to Sections 7.10 and 7.11 hereof.

SECTION 7.04. TRUSTEE'S DISCLAIMER.

            The Trustee shall not be responsible for and makes no representation as to the validity or adequacy of this Indenture or the Notes, it shall not be accountable for the Company's use of the proceeds from the Notes or any money paid to the Company or upon the Company's direction under any provision of this Indenture, it shall not be responsible for the use or application of any money received by any Paying Agent other than the Trustee, and it shall not be responsible for any statement or recital herein or any statement in the Notes or any other document in connection with the sale of the Notes or pursuant to this Indenture other than its certificate of authentication.


                                       59


SECTION 7.05. NOTICE OF DEFAULTS.

            If a Default or Event of Default occurs and is continuing and if it is known to the Trustee, the Trustee shall mail to Holders of Notes a notice of the Default or Event of Default within 90 days after it occurs. Except in the case of a Default or Event of Default in payment of principal of, premium, if any, or interest on any Note, the Trustee may withhold the notice if and so long as a committee of its Responsible Officers in good faith determines that withholding the notice is in the interests of the Holders of the Notes.

SECTION 7.06. REPORTS BY TRUSTEE TO HOLDERS OF THE NOTES.

            Within 60 days after each May 15 beginning with the May 15 following the date of this Indenture, and for so long as Notes remain outstanding, the Trustee shall mail to the Holders of the Notes a brief report dated as of such reporting date that complies with TIA ss. 313(a) (but if no event described in TIA ss. 313(a) has occurred within the twelve months preceding the reporting date, no report need be transmitted). The Trustee also shall comply with TIA ss. 313(b)(2). The Trustee shall also transmit by mail all reports as required by TIA ss. 313(c).

            A copy of each report at the time of its mailing to the Holders of Notes shall be mailed to the Company and filed with the SEC and each stock exchange on which the Notes are listed in accordance with TIA ss. 313(d). The Company shall promptly notify the Trustee when the Notes are listed on any stock exchange.

SECTION 7.07. COMPENSATION AND INDEMNITY.

            The Company and the Subsidiary Guarantors shall pay to the Trustee from time to time reasonable compensation for its acceptance of this Indenture and services hereunder. The Trustee's compensation shall not be limited by any law on compensation of a trustee of an express trust. The Company shall reimburse the Trustee promptly upon request for all reasonable disbursements, advances and expenses incurred or made by it in addition to the compensation for its services. Such expenses shall include the reasonable compensation, disbursements and expenses of the Trustee's agents and counsel.

            The Company shall indemnify the Trustee against any and all losses, liabilities or expenses incurred by it arising out of or in connection with the acceptance or administration of its duties under this Indenture, including the costs and expenses of enforcing this Indenture against the Company (including this Section 7.07) and defending itself against any claim (whether asserted by the Company or any Holder or any other person) or liability in connection with the exercise or performance of any of its powers or duties hereunder, except to the extent any such loss, liability or expense may be attributable to its negligence or bad faith. The Trustee shall notify the Company promptly of any claim for which it may seek indemnity. Failure by the Trustee to so notify the Company shall not relieve the Company of its obligations hereunder. The Company shall defend the claim and the Trustee shall cooperate in the defense. The Trustee may have separate counsel and the Company shall pay the reasonable fees and expenses of such counsel. The Company need not pay for any settlement made without its consent, which consent shall not be unreasonably withheld.

            The obligations of the Company under this Section 7.07 shall survive the satisfaction and discharge of this Indenture.

            To secure the Company's payment obligations in this Section, the Trustee shall have a Lien prior to the Notes on all money or property held or collected by the Trustee, except that held in trust to pay principal and interest on particular Notes. Such Lien shall survive the satisfaction and discharge of this Indenture.

            When the Trustee incurs expenses or renders services after an Event of Default specified in Section 6.01(h) or (i) hereof occurs, the expenses and the compensation for the services (including the fees and expenses of its agents and counsel) are intended to constitute expenses of administration under any Bankruptcy Law.

            The Trustee shall comply with the provisions of TIA ss. 313(b)(2) to the extent applicable.

SECTION 7.08. REPLACEMENT OF TRUSTEE.

            A resignation or removal of the Trustee and appointment of a successor Trustee shall become effective only upon the successor Trustee's acceptance of appointment as provided in this Section.

            The Trustee may resign in writing at any time and be discharged from the trust hereby created by so notifying the Company. The Holders of Notes of a majority in principal amount of the then outstanding Notes may remove the Trustee by so notifying the Trustee and the Company in writing. The Company may remove the Trustee if:

      (a) the Trustee fails to comply with Section 7.10 hereof;

      (b) the Trustee is adjudged a bankrupt or an insolvent or an order for relief is entered with respect to the Trustee under any Bankruptcy Law;

      (c) a Custodian or public officer takes charge of the Trustee or its property; or

      (d) the Trustee becomes incapable of acting.

            If the Trustee resigns or is removed or if a vacancy exists in the office of Trustee for any reason, the Company shall promptly appoint a successor Trustee. Within one year after the successor Trustee takes office, the Holders of a majority in principal amount of the then outstanding Notes may appoint a successor Trustee to replace the successor Trustee appointed by the Company.

            If a successor Trustee does not take office within 60 days after the retiring Trustee resigns or is removed, the retiring Trustee, the Company, or the Holders of Notes of at least 10% in principal amount of the then outstanding Notes may petition any court of competent jurisdiction for the appointment of a successor Trustee.

            If the Trustee, after written request by any Holder of a Note who has been a Holder of a Note for at least six months, fails to comply with
Section 7.10, such Holder of a Note may petition any court of competent jurisdiction for the removal of the Trustee and the appointment of a successor Trustee.

            A successor Trustee shall deliver a written acceptance of its appointment to the retiring Trustee and to the Company. Thereupon, the resignation or removal of the retiring Trustee shall become effective, and the successor Trustee shall have all the rights, powers and duties of the Trustee under this Indenture. The successor Trustee shall mail a notice of its succession to Holders of the Notes. The retiring Trustee shall promptly transfer all property held by it as Trustee to the successor Trustee, provided all sums owing to the Trustee hereunder have been paid and subject to the Lien provided for in Section 7.07 hereof. Notwithstanding replacement of the Trustee pursuant to this Section 7.08, the Company's obligations under Section 7.07 hereof shall continue for the benefit of the retiring Trustee.

SECTION 7.09. SUCCESSOR TRUSTEE BY MERGER, ETC.

            If the Trustee consolidates, merges or converts into, or transfers all or substantially all of its corporate trust business to, another corporation, the successor corporation without any further act shall be the successor Trustee.

SECTION 7.10. ELIGIBILITY; DISQUALIFICATION.

            There shall at all times be a Trustee hereunder that is a corporation organized and doing business under the laws of the United States of America or of any state thereof that is authorized under such laws to exercise corporate trustee power, that is subject to supervision or examination by federal or state authorities and that has a combined capital and surplus of at least $100 million as set forth in its most recent published annual report of condition.

            This Indenture shall always have a Trustee who satisfies the requirements of TIA ss. 310(a)(1), (2) and (5). The Trustee is subject to TIA ss. 310(b).

SECTION 7.11. PREFERENTIAL COLLECTION OF CLAIMS AGAINST COMPANY.

            The Trustee is subject to TIA ss. 311(a), excluding any creditor relationship listed in TIA ss. 311(b). A Trustee who has resigned or been removed shall be subject to TIA ss. 311(a) to the extent indicated therein.

                                   ARTICLE 8.
                    LEGAL DEFEASANCE AND COVENANT DEFEASANCE

SECTION 8.01. OPTION TO EFFECT LEGAL DEFEASANCE OR COVENANT DEFEASANCE.

            The Company may, at the option of its Board of Directors evidenced by a resolution set forth in an Officers' Certificate, elect to have either
Section 8.02 or 8.03 hereof be applied to all outstanding Notes upon compliance with the conditions set forth below in this Article 8.

SECTION 8.02. LEGAL DEFEASANCE AND DISCHARGE.

            Upon the Company's exercise under Section 8.01 hereof of the option applicable to this Section 8.02, the Company and each Subsidiary Guarantor shall, subject to the satisfaction of the conditions set forth in Section 8.04 hereof, be deemed to have been discharged from its obligations with respect to all outstanding Notes and the Subsidiary Guarantees on the date the conditions set forth below are satisfied (hereinafter, "Legal Defeasance"). For this purpose, Legal Defeasance means that the Company and the Subsidiary Guarantors shall be deemed to have paid and discharged the entire Indebtedness represented by the outstanding Notes and Subsidiary Guarantees, which shall thereafter be deemed to be "outstanding" only for the purposes of Section 8.05 hereof and the other Sections of this Indenture referred to in (a) and (b) below, and the Company and each Subsidiary Guarantor shall be deemed to have satisfied all their respective other obligations under such Notes, Subsidiary Guarantees and this Indenture (and the Trustee, on demand of and at the expense of the Company, shall execute proper instruments acknowledging the same), except for the following provisions which shall survive until otherwise terminated or discharged hereunder: (a) the rights of Holders of outstanding Notes to receive solely from the trust fund described in Section 8.04 hereof, and as more fully set forth in such Section, payments in respect of the principal of, premium, if any, and interest and Liquidated Damages thereon, if any, on such Notes when such payments are due, (b) the Company's obligations with respect to such Notes under Article 2 and Section 4.02 hereof, (c) the rights, powers, trusts, duties and immunities of the Trustee hereunder and the Company's obligations in connection therewith and (d) this Article 8. Subject to compliance with this
Article 8, the Company may exercise its option under this Section 8.02 notwithstanding the prior exercise of its option under Section 8.03 hereof.

SECTION 8.03. COVENANT DEFEASANCE.

            Upon the Company's exercise under Section 8.01 hereof of the option applicable to this Section 8.03, the Company and each Subsidiary Guarantor shall, subject to the satisfaction of the conditions set forth in Section 8.04 hereof, be released from its obligations under the covenants contained in Sections 4.05, 4.07, 4.08, 4.09, 4.10, 4.11, 4.12, 4.13, 4.15, 4.16, 4.17 and
4.18 hereof with respect to the outstanding Notes and Subsidiary Guarantees on and after the date the conditions set forth in Section 8.04 are satisfied (hereinafter, "Covenant Defeasance"), and the Notes and Subsidiary Guarantees shall thereafter be deemed not "outstanding" for the purposes of any direction, waiver, consent or declaration or act of Holders (and the consequences of any thereof) in connection with such covenants, but shall continue to be deemed "outstanding" for all other purposes hereunder (it being understood that such Notes and Subsidiary Guarantees shall not be deemed outstanding for accounting purposes). For this purpose, Covenant Defeasance means that, with respect to the outstanding Notes and Subsidiary Guarantees, the Company or any of its Subsidiaries may omit to comply with and shall have no liability in respect of any term, condition or limitation set forth in any such covenant, whether directly or indirectly, by reason of any reference elsewhere herein to any such covenant or by reason of any reference in any such covenant to any other provision herein or in any other document and such omission to comply shall not constitute a Default or an Event of Default under Section 6.01 hereof, but, except as specified above, the remainder of this Indenture and such Notes and Subsidiary Guarantees shall be unaffected thereby. In addition, upon the Company's exercise under Section 8.01 hereof of the option applicable to this
Section 8.03, subject to the satisfaction of the conditions set forth in Section
8.04 hereof, Sections 6.01(d) through 6.01(g) hereof shall not constitute Events of Default.

SECTION 8.04. CONDITIONS TO LEGAL OR COVENANT DEFEASANCE.

            The following shall be the conditions to the application of either
Section 8.02 or 8.03 hereof to the outstanding Notes:

In order to exercise either Legal Defeasance or Covenant Defeasance:

      (a) the Company must irrevocably deposit with the Trustee, in trust, for the benefit of the Holders of the Notes, cash in United States dollars, non-callable Government Securities, or a combination thereof, in such amounts as will be sufficient, in the opinion of a nationally recognized firm of independent public accountants, to pay the principal of, premium, if any, and interest and Liquidated Damages, if any, on the outstanding Notes on the stated date for payment thereof or on the applicable redemption date, as the case may be, and the Company must specify whether the Notes are being defeased to maturity or to a particular redemption date;

      (b) in the case of an election under Section 8.02 hereof, the Company shall have delivered to the Trustee an Opinion of Counsel in the United States reasonably acceptable to the Trustee confirming that (A) the Company has received from, or there has been published by, the Internal Revenue Service a ruling or (B) since the date of this Indenture, there has been a change in the applicable federal income tax law, in either case to the effect that, and based thereon such Opinion of Counsel shall confirm that, the Holders of the outstanding Notes will not recognize income, gain or loss for federal income tax purposes as a result of such Legal Defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such Legal Defeasance had not occurred;

      (c) in the case of an election under Section 8.03 hereof, the Company shall have delivered to the Trustee an Opinion of Counsel in the United States reasonably acceptable to the Trustee confirming that the Holders of the outstanding Notes will not recognize income, gain or loss for federal income tax purposes as a result of such Covenant Defeasance and will be subject to federal income tax on the same amounts, in the same manner and at the same times as would have been the case if such Covenant Defeasance had not occurred;

      (d) no Default or Event of Default shall have occurred and be continuing on the date of such deposit (other than a Default or Event of Default resulting from the incurrence of Indebtedness all or a portion of the proceeds of which will be used to defease the Notes pursuant to this Article 8 concurrently with such incurrence) or insofar as Sections 6.01(h) or 6.01(i) hereof is concerned, at any time in the period ending on the 91st day after the date of deposit;

      (e) such Legal Defeasance or Covenant Defeasance shall not result in a breach or violation of, or constitute a default under, any material agreement or instrument (other than this Indenture) to which the Company or any of its Subsidiaries is a party or by which the Company or any of its Subsidiaries is bound;

      (f) the Company shall have delivered to the Trustee an Opinion of Counsel (which may be subject to customary exceptions) to the effect that on the 91st day following the deposit, the trust funds will not be subject to the effect of any applicable bankruptcy, insolvency, reorganization or similar laws affecting creditors' rights generally;

      (g) the Company shall have delivered to the Trustee an Officers' Certificate stating that the deposit was not made by the Company with the intent of preferring the Holders over any other creditors of the Company or with the intent of defeating, hindering, delaying or defrauding any other creditors of the Company; and

      (h) the Company shall have delivered to the Trustee an Officers' Certificate and an Opinion of Counsel, each stating that all conditions precedent provided for or relating to the Legal Defeasance or the Covenant Defeasance have been complied with.

SECTION 8.05. DEPOSITED MONEY AND GOVERNMENT SECURITIES TO BE HELD IN TRUST; OTHER MISCELLANEOUS PROVISIONS.

            Subject to Section 8.06 hereof, all money and non-callable Government Securities (including the proceeds thereof) deposited with the Trustee (or other qualifying trustee, collectively for purposes of this Section 8.05, the "Trustee") pursuant to Section 8.04 hereof in respect of the outstanding Notes shall be held in trust and applied by the Trustee, in accordance with the provisions of such Notes and this Indenture, to the payment, either directly or through any Paying Agent (including the Company acting as Paying Agent) as the Trustee may determine, to the Holders of such Notes of all sums due and to become due thereon in respect of principal, premium, if any, and interest, but such money need not be segregated from other funds except to the extent required by law.

            The Company shall pay and indemnify the Trustee against any tax, fee or other charge imposed on or assessed against the cash or non-callable Government Securities deposited pursuant to Section 8.04 hereof or the principal and interest received in respect thereof other than any such tax, fee or other charge which by law is for the account of the Holders of the outstanding Notes.

            Anything in this Article 8 to the contrary notwithstanding, the Trustee shall deliver or pay to the Company from time to time upon the request of the Company any money or non-callable Government Securities held by it as provided in Section 8.04 hereof which, in the opinion of a nationally recognized firm of independent public accountants expressed in a written certification thereof delivered to the Trustee (which may be the opinion delivered under Section 8.04(a) hereof), are in excess of the amount thereof that would then be required to be deposited to effect an equivalent Legal Defeasance or Covenant Defeasance.

SECTION 8.06. REPAYMENT TO COMPANY.

            Any money deposited with the Trustee or any Paying Agent, or then held by the Company, in trust for the payment of the principal of, premium, if any, or interest on any Note and remaining unclaimed for two years after such principal, and premium, if any, or interest has become due and payable shall be paid to the Company on its request or (if then held by the Company) shall be discharged from such trust; and the Holder of such Note shall thereafter, as an unsecured creditor except to the extent provided in the Depositary Agreement, look only to the Company for payment thereof, and all liability of the Trustee or such Paying Agent with respect to such trust money, and all liability of the Company as trustee thereof, shall thereupon cease; provided, however, that the Trustee or such Paying Agent, before being required to make any such repayment, may at the expense of the Company cause to be published once, in the New York Times and The Wall Street Journal (national edition), notice that such money remains unclaimed and that, after a date specified therein, which shall not be less than 30 days from the date of such notification or publication, any unclaimed balance of such money then remaining will be repaid to the Company.

SECTION 8.07. REINSTATEMENT.

            If the Trustee or Paying Agent is unable to apply any United States dollars or non-callable Government Securities in accordance with Section 8.02 or
8.03 hereof, as the case may be, by reason of any order or judgment of any court or governmental authority enjoining, restraining or otherwise prohibiting such application, then the obligations of the Company and the Subsidiary Guarantors under this Indenture, the Notes and the Subsidiary Guarantees shall be revived and reinstated as though no deposit had occurred pursuant to Section 8.02 or
8.03 hereof until such time as the Trustee or Paying Agent is permitted to apply all such money in accordance with Section 8.02 or 8.03 hereof, as the case may be; provided, however, that, if the Company makes any payment of principal of, premium, if any, or interest on any Note following the reinstatement of its obligations, the Company shall be subrogated to the rights of the Holders of such Notes to receive such payment from the money held by the Trustee or Paying Agent.

                                   ARTICLE 9.
                        AMENDMENT, SUPPLEMENT AND WAIVER

SECTION 9.01. WITHOUT CONSENT OF HOLDERS OF NOTES.

            Notwithstanding Section 9.02 of this Indenture, the Company, the Subsidiary Guarantors and the Trustee may amend or supplement this Indenture, the Subsidiary Guarantees or the Notes without the consent of any Holder of a
Note:

      (a) to cure any ambiguity, defect or inconsistency;

      (b) to provide for uncertificated Notes in addition to or in place of certificated Notes or to alter the provisions of Article 2 hereof (including the related definitions) in a manner that does not materially adversely affect any Holder;

      (c) to provide for the assumption of the Company's or a Subsidiary Guarantor's obligations to the Holders of the Notes by a successor to the Company or a Subsidiary Guarantor pursuant to Article 5 or Article 10 hereof;

      (d) to make any change that would provide any additional rights or benefits to the Holders of the Notes or that does not adversely affect the legal rights hereunder of any Holder of the Note;

      (e) to comply with requirements of the SEC in order to effect or maintain the qualification of this Indenture under the TIA; or

      (f) to allow any Subsidiary Guarantor to execute a supplemental indenture and/or a Subsidiary Guarantee with respect to the Notes.

            Upon the request of the Company accompanied by a resolution of its Board of Directors authorizing the execution of any such amended or supplemental Indenture, and upon receipt by the Trustee of the documents described in Section
7.02 hereof, the Trustee shall join with the Company and the Subsidiary Guarantors in the execution of any amended or supplemental Indenture authorized or permitted by the terms of this Indenture and to make any further appropriate agreements and stipulations that may be therein contained, but the Trustee shall not be obligated to enter into such amended or supplemental Indenture that affects its own rights, duties or immunities under this Indenture or otherwise.

SECTION 9.02. WITH CONSENT OF HOLDERS OF NOTES.

            Except as provided below in this Section 9.02, the Company and the Trustee may amend or supplement this Indenture (including Section 3.09, 4.10 and

4.15 hereof), the Subsidiary Guarantees and the Notes with the consent of the Holders of at least a majority in principal amount of the Notes then outstanding (including consents, without limitation, obtained in connection with a tender offer or exchange offer for, or purchase of, the Notes), and, subject to Sections 6.04 and 6.07 hereof, any existing Default or Event of Default (other than a Default or Event of Default in the payment of the principal of, premium, if any, or interest on the Notes, except a payment default resulting from an acceleration that has been rescinded) or compliance with any provision of this Indenture, the Subsidiary Guarantees or the Notes may be waived with the consent of the Holders of a majority in principal amount of the then outstanding Notes (including consents obtained in connection with a tender offer or exchange offer for, or purchase of, the Notes). Section 2.08 hereof shall determine which Notes are considered to be "outstanding" for purposes of this Section 9.02.

            Upon the request of the Company accompanied by a resolution of its Board of Directors authorizing the execution of any such amended or supplemental Indenture, and upon the filing with the Trustee of evidence satisfactory to the Trustee of the consent of the Holders as aforesaid, and upon receipt by the Trustee of the documents described in Section 7.02 hereof, the Trustee shall join with the Company and the Subsidiary Guarantors in the execution of such amended or supplemental Indenture unless such amended or supplemental Indenture directly affects the Trustee's own rights, duties or immunities under this Indenture or otherwise, in which case the Trustee may in its discretion, but shall not be obligated to, enter into such amended or supplemental Indenture.

            It shall not be necessary for the consent of the Holders of Notes under this Section 9.02 to approve the particular form of any proposed amendment or waiver, but it shall be sufficient if such consent approves the substance thereof.

            After an amendment, supplement or waiver under this Section becomes effective, the Company shall mail to the Holders of Notes affected thereby a notice briefly describing the amendment, supplement or waiver. Any failure of the Company to mail such notice, or any defect therein, shall not, however, in any way impair or affect the validity of any such amended or supplemental Indenture or waiver. Subject to Sections 6.04 and 6.07 hereof, the Holders of a majority in aggregate principal amount of the Notes then outstanding voting as a single class may waive compliance in a particular instance by the Company with any provision of this Indenture or the Notes. However, without the consent of each Holder affected, an amendment or waiver under this Section 9.02 may not (with respect to any Notes held by a non-consenting Holder):

      (a) reduce the principal amount of Notes whose Holders must consent to an amendment, supplement or waiver;

      (b) reduce the principal of or change the fixed maturity of any Note or alter or waive any of the provisions with respect to the redemption of the Notes (other than provisions relating to Sections 3.09, 4.10 and 4.15 hereof);

      (c) reduce the rate of or change the time for payment of interest, including default interest, on any Note;

      (d) waive a Default or Event of Default in the payment of principal of or premium, if any, or interest on the Notes (except a rescission of acceleration of the Notes by the Holders of at least a majority in aggregate principal amount of the then outstanding Notes and a waiver of the payment default that resulted from such acceleration);

      (e) make any Note payable in money other than that stated in the Notes;

      (f) make any change in the provisions of this Indenture relating to waivers of past Defaults or the rights of Holders of Notes to receive payments of principal of or premium, if any, or interest on the Notes;

      (g) waive a redemption payment with respect to any Note (other than a payment required by Section 4.10 or 4.15 hereof);

      (h) release any Subsidiary Guarantor from any of its obligations under its Subsidiary Guarantee or this Indenture, except in accordance with the terms of this Indenture; or

      (i) make any change in the foregoing amendment and waiver provisions.

SECTION 9.03. COMPLIANCE WITH TRUST INDENTURE ACT.

            Every amendment or supplement to this Indenture, the Subsidiary Guarantees or the Notes shall be set forth in a amended or supplemental Indenture that complies with the TIA as then in effect.

SECTION 9.04. REVOCATION AND EFFECT OF CONSENTS.

            Until an amendment, supplement or waiver becomes effective, a consent to it by a Holder is a continuing consent by the Holder and every subsequent Holder or portion of a Note that evidences the same debt as the consenting Holder's Note, even if notation of the consent is not made on any Note. However, any such Holder of a Note or subsequent Holder of a Note may revoke the consent as to its Note if the Trustee receives written notice of revocation before the date the waiver, supplement or amendment becomes effective. An amendment, supplement or waiver becomes effective in accordance with its terms and thereafter binds every Holder.

            The Company may, but shall not be obligated to, fix a record date for determining which Holders must consent to such amendment, supplement or waiver. If the Company fixes a record date, the record date shall be fixed at
(i) the later of 30 days prior to the first solicitation of such consent or the date of the most recent list of Holders furnished to the Trustee prior to such solicitation pursuant to Section 2.05 hereof or (ii) such other date as the Company shall designate.

SECTION 9.05. NOTATION ON OR EXCHANGE OF NOTES.

            The Trustee may place an appropriate notation about an amendment, supplement or waiver on any Note thereafter authenticated. The Company in exchange for all Notes may issue and the Trustee shall, upon receipt of an Authentication Order, authenticate new Notes that reflect the amendment, supplement or waiver.

            Failure to make the appropriate notation or issue a new Note shall not affect the validity and effect of such amendment, supplement or waiver.

SECTION 9.06. TRUSTEE TO SIGN AMENDMENTS, ETC.

            The Trustee shall sign any amended or supplemental Indenture authorized pursuant to this Article 9 if the amendment or supplement does not adversely affect the rights, duties, liabilities or immunities of the Trustee. The Company may not sign an amendment or supplemental Indenture until the Board of Directors approves it. In executing any amended or supplemental indenture, the Trustee shall be entitled to receive and (subject to Section 7.01 hereof) shall be fully protected in relying upon, in addition to the documents required by Section 12.04 hereof, an Officer's Certificate and an Opinion of Counsel stating that the execution of such amended or supplemental indenture is authorized or permitted by this Indenture.

                                   ARTICLE 10.
                             COLLATERAL AND SECURITY

SECTION 10.01. DEPOSITARY AGREEMENT.

            The due and punctual payment of the principal of and interest and Liquidated Damages, if any, on the Notes when and as the same shall be due and payable, whether on an interest payment date, at maturity, by acceleration, repurchase, redemption or otherwise, and interest on the overdue principal of and interest and Liquidated Damages (to the extent permitted by law), if any, on the Notes and performance of all other obligations of the Company to the Holders of Notes or the Trustee under this Indenture and the Notes, according to the terms hereunder or thereunder, shall be secured to the extent provided in the Depositary Agreement which the Company has entered into simultaneously with the execution of this Indenture. Each Holder of Notes, by its acceptance thereof, consents and agrees to the terms of the Depositary Agreement (including, without limitation, the provisions providing for foreclosure and release of Notes Collateral) as the same may be in effect or may be amended from time to time in accordance with its terms and authorizes and directs the Depositary Agent to enter into the Depositary Agreement and to perform its obligations and exercise its rights thereunder in accordance therewith. The Company shall deliver or cause to be delivered to the Trustee copies of all documents delivered to the Depositary Agent pursuant to the Depositary Agreement, and shall do or cause to be done all such acts and things as may be necessary or proper, or as may be required by the provisions of the Depositary Agreement, to assure and confirm to the Trustee and the Depositary Agent the security interest in the Notes Collateral contemplated hereby, by the Depositary Agreement or any part thereof, as from time to time constituted, so as to render the same available for the security and benefit of this Indenture and of the Notes secured hereby, according to the intent and purposes herein expressed. The Company shall take, or shall cause its Subsidiaries to take, upon request of the Trustee, any and all actions reasonably required to cause the Depositary Agreement to create and maintain, as security for the Obligations of the Company hereunder, a valid and enforceable perfected first priority Lien in and on all the Notes Collateral, in favor of the Trustee for the benefit of the Holders of Notes, superior to and prior to the rights of all third Persons and subject to no Liens other than Permitted Liens.

SECTION 10.02. RECORDING AND OPINIONS

      (a) The Company shall furnish to the Trustee simultaneously with the execution and delivery of this Indenture an Opinion of Counsel either (i) stating that in the opinion of such counsel all action has been taken with respect to the recording, registering and filing of this Indenture, financing statements or other instruments necessary to make effective the Lien intended to be created by the Depositary Agreement, and reciting with respect to the security interests in the Notes Collateral, the details of such action, or (ii) stating that, in the opinion of such counsel, no such action is necessary to make such Lien effective.

      (b) The Company shall furnish to the Depositary Agent and the Trustee on May 27, in each year beginning with May 27, 1999, an Opinion of Counsel, dated as of such date, either (i)(A) stating that, in the opinion of such counsel, action has been taken with respect to the recording, registering, filing, re-recording, re-registering and re-filing of all supplemental indentures, financing statements, continuation statements or other instruments of further assurance as is necessary to maintain the Lien of the Depositary Agreement and reciting with respect to the security interests in the Notes Collateral the details of such action or referring to prior Opinions of Counsel in which such details are given, (B) stating that, based on relevant laws as in effect on the date of such Opinion of Counsel, all financing statements and continuation statements have been executed and filed that are necessary as of such date and during the succeeding 12 months fully to preserve and protect, to the extent such protection and preservation are possible by filing, the rights of the Holders of Notes and the Depositary Agent and the Trustee hereunder and under the Depositary Agreement with respect to the security interests in the Notes Collateral, or (ii) stating that, in the opinion of such counsel, no such action is necessary to maintain such Lien and assignment.

      (c) The Company shall otherwise comply with the provisions of TIA ss.314(b).

SECTION 10.03. RELEASE OF COLLATERAL

      (a) Subject to subsections (b) and (c) of this Section 10.03, Notes Collateral may be released from the Lien and security interest created by the Depositary Agreement at any time or from time to time in accordance with the provisions of the Depositary Agreement or as provided hereby.

      (b) At any time when a Default or Event of Default shall have occurred and be continuing, no release of Notes Collateral pursuant to the provisions of the Depositary Agreement shall be effective as against the Holders of Notes.

      (c) The release of any Notes Collateral from the terms of this Indenture and the Depositary Agreement shall not be deemed to impair the security under this Indenture in contravention of the provisions hereof if and to the extent the Notes Collateral is released pursuant to the terms of the Depositary Agreement. To the extent applicable, the Company shall cause TIA ss.313(b), relating to reports, and TIA ss.314(d), relating to the release of property or securities from the Lien and security interest of the Depositary Agreement and relating to the substitution therefor of any property or securities to be subjected to the Lien and security interest of the Depositary Agreement,to be complied with. Any certificate or opinion required by TIA ss.314(d) may be made by an Officer of the Company except in cases where TIA ss.314(d) requires that such certificate or opinion be made by an independent Person, which Person shall be an independent engineer, appraiser or other expert selected or approved by the Trustee and the Depositary Agent in the exercise of reasonable care.

SECTION 10.04. CERTIFICATES OF THE COMPANY.

      (a) The Company shall furnish to the Trustee and the Depositary Agent, prior to each proposed release of Notes Collateral pursuant to the Depositary Agreement, (i) all documents required by TIA ss.314(d) and (ii) an Opinion of Counsel, which may be rendered by internal counsel to the Company, to the effect that such accompanying documents constitute all documents required by TIA ss.314(d). The Trustee may, to the extent permitted by Sections 7.01 and 7.02 hereof, accept as conclusive evidence of compliance with the foregoing provisions the appropriate statements contained in such documents and such Opinion of Counsel.

SECTION 10.05. CERTIFICATES OF THE TRUSTEE.

            In the event that the Company wishes to release Notes Collateral in accordance with the Depositary Agreement and has delivered the certificates and documents required by the Depositary Agreement and Section 10.04 hereof, the Trustee shall determine whether it has received all documentation required by TIA ss.314(d) in connection with such release and, based on such determination and the Opinion of Counsel delivered pursuant to Section 10.04(b), shall deliver a certificate to the Depositary Agent setting forth such determination.

SECTION 10.06. AUTHORIZATION OF ACTIONS TO BE TAKEN BY THE TRUSTEE UNDER THE DEPOSITARY AGREEMENT.

            Subject to the provisions of Section 7.01 and 7.02 hereof, the Trustee may, in its sole discretion and without the consent of the Holders of Notes, direct, on behalf of the Holders of Notes, the Depositary Agent to, take all actions it deems necessary or appropriate in order to (a) enforce any of the terms of the Depositary Agreement and (b) collect and receive any and all amounts payable in respect of the Obligations of the Company hereunder. The Trustee shall have power to institute and maintain such suits and proceedings as it may deem expedient to prevent any impairment of the Notes Collateral by any acts that may be unlawful or in violation of the Depositary Agreement or this Indenture, and such suits and proceedings as the Trustee may deem expedient to preserve or protect its interests and the interests of the Holders of Notes in the Notes Collateral (including power to institute and maintain suits or proceedings to restrain the enforcement of or compliance with any legislative or other governmental enactment, rule or order that may be unconstitutional or otherwise invalid if the enforcement of, or compliance with, such enactment, rule or order would impair the security interest hereunder or be prejudicial to the interests of the Holders of Notes or of the Trustee.

SECTION 10.07. AUTHORIZATION OF RECEIPT OF FUNDS BY THE TRUSTEE UNDER THE DEPOSITARY AGREEMENT.

            The Trustee is authorized to receive any funds for the benefit of the Holders of Notes distributed under the Depositary Agreement, and to make further distributions of such funds to the Holders of Notes according to the provisions of this Indenture.

SECTION 10.08. TERMINATION OF SECURITY INTEREST

            Upon the payment in full of all Obligations of the Company under this Indenture and the Notes, or under Legal Defeasance, the Trustee shall, at the request of the Company, deliver a certificate to the Depositary Agent stating that such Obligations have been paid in full, and instruct the Depositary Agent to release the Liens pursuant to this Indenture and the Depositary Agreement.

                                   ARTICLE 11
                              SUBSIDIARY GUARANTEES

SECTION 11.01. SUBSIDIARY GUARANTEES.

            Subject to this Article 11, each of the Subsidiary Guarantors, and each Subsidiary of the Company that in accordance with Section 4.17 hereof is required to guarantee the obligations of the Company under the Notes and this Indenture, hereby, jointly and severally, unconditionally guarantees on a senior basis to each Holder of a Note authenticated and delivered by the Trustee and to the Trustee and its successors and assigns, irrespective of the validity and enforceability of this Indenture, the Notes or the obligations of the Company hereunder or thereunder, that: (a) the principal of, premium, if any, and interest on the Notes will be promptly paid in full when due, subject to any applicable grace period, whether at maturity, by acceleration, redemption or otherwise, and interest on the overdue principal of and interest on the Notes, if any, if lawful, and all other obligations of the Company to the Holders or the Trustee hereunder or thereunder will be promptly paid in full or performed, all in accordance with the terms hereof and thereof; and (b) in case of any extension of time of payment or renewal of any Notes or any of such other obligations, the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, subject to any applicable grace period, whether at stated maturity, by acceleration or otherwise. Failing payment when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Subsidiary Guarantors shall be jointly and severally obligated to pay the same immediately. Each Subsidiary Guarantor agrees that this is a guarantee of payment and not a guarantee of collection.

            The Subsidiary Guarantors hereby agree that their obligations hereunder shall be unconditional, irrespective of the validity, regularity or enforceability of the Notes or this Indenture, the absence of any action to enforce the same, any waiver or consent by any Holder of the Notes with respect to any provisions hereof or thereof, the recovery of any judgment against the Company, any action to enforce the same or any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a Subsidiary Guarantor. Each Subsidiary Guarantor hereby waives diligence, presentment, demand of payment, filing of claims with a court in the event of insolvency or bankruptcy of the Company, any right to require a proceeding first against the Company, protest, notice and all demands whatsoever and covenants that this Subsidiary Guarantee shall not be discharged except by complete performance of the obligations contained in the Notes and this Indenture.

            If any Holder or the Trustee is required by any court or otherwise to return to the Company, the Subsidiary Guarantors or any custodian, trustee, liquidator or other similar official acting in relation to either the Company or the Subsidiary Guarantors, any amount paid by such persons to the Trustee or such Holder, this Subsidiary Guarantee, to the extent theretofore discharged, shall be reinstated in full force and effect.

            Each Subsidiary Guarantor agrees that it shall not be entitled to any right of subrogation in relation to the Holders in respect of any obligations guaranteed hereby until payment in full of all obligations guaranteed hereby. Each Subsidiary Guarantor further agrees that, as between the Subsidiary Guarantors, on the one hand, and the Holders and the Trustee, on the other hand, (x) the maturity of the obligations guaranteed hereby may be accelerated as provided in Article 6 hereof for the purposes of this Subsidiary

Guarantee, notwithstanding any stay, injunction or other prohibition preventing such acceleration in respect of the obligations guaranteed hereby, and (y) in the event of any declaration of acceleration of such obligations as provided in
Article 6 hereof, such obligations (whether or not due and payable) shall forthwith become due and payable by the Subsidiary Guarantors for the purpose of this Subsidiary Guarantee. The Subsidiary Guarantors shall have the right to seek contribution from any non-paying Subsidiary Guarantor so long as the exercise of such right does not impair the rights of the Holders under the Subsidiary Guarantee.

SECTION 11.02. LIMITATION ON SUBSIDIARY GUARANTOR LIABILITY.

            Each Subsidiary Guarantor, and by its acceptance of Notes, each Holder, hereby confirms that it is the intention of all such parties that the Subsidiary Guarantee of such Subsidiary Guarantor not constitute a fraudulent transfer or conveyance for purposes of Bankruptcy Law, the Uniform Fraudulent Conveyance Act, the Uniform Fraudulent Transfer Act or any similar federal or state law to the extent applicable to any Subsidiary Guarantee. To effectuate the foregoing intention, the Trustee, the Holders and the Subsidiary Guarantors hereby irrevocably agree that the obligations of such Subsidiary Guarantor under its Subsidiary Guarantee and this Article 11 shall be limited to the maximum amount as will, after giving effect to such maximum amount and all other contingent and fixed liabilities of such Subsidiary Guarantor that are relevant under such laws, and after giving effect to any collections from, rights to receive contribution from or payments made by or on behalf of any other Subsidiary Guarantor in respect of the obligations of such other Subsidiary Guarantor under this Article 11, result in the obligations of such Subsidiary Guarantor under its Subsidiary Guarantee not constituting a fraudulent transfer or conveyance or being improper or prohibited under applicable state law.

SECTION 11.03. EXECUTION AND DELIVERY OF SUBSIDIARY GUARANTEES.

            To evidence its Subsidiary Guarantee set forth in Section 11.01 hereof, each Subsidiary Guarantor hereby agrees that a notation of such Subsidiary Guarantee substantially in the form included in Exhibit E shall be endorsed by an Officer of such Subsidiary Guarantor on each Note authenticated and delivered by the Trustee and that this Indenture shall be executed on behalf of such Subsidiary Guarantor by its President or one of its Vice Presidents.

            Each Subsidiary Guarantor hereby agrees that its Subsidiary Guarantee set forth in Section 11.01 hereof shall remain in full force and effect notwithstanding any failure to endorse on each Note a notation of such Subsidiary Guarantee.

            If an Officer whose signature is on this Indenture or on the Subsidiary Guarantee no longer holds that office at the time the Trustee authenticates the Note on which a Subsidiary Guarantee is endorsed, the Subsidiary Guarantee shall be valid nevertheless.

            The delivery of any Note by the Trustee, after the authentication thereof hereunder, shall constitute due delivery of the Subsidiary Guarantee set forth in this Indenture on behalf of the Subsidiary Guarantors.

            In the event that the Company creates or acquires any new Subsidiaries subsequent to the date of this Indenture, if required by Section
4.17 hereof, the Company shall cause such Subsidiaries to execute supplemental indentures to this Indenture and Subsidiary Guarantees in accordance with
Section 4.17 hereof and this Article 11, to the extent applicable.

SECTION 11.04. SUBSIDIARY GUARANTORS MAY CONSOLIDATE, ETC., ON CERTAIN TERMS.

            No Subsidiary Guarantor may consolidate with or merge with or into (whether or not such Subsidiary Guarantor is the surviving Person) another Person whether or not affiliated with such Subsidiary Guarantor unless:

      (a) subject to Section 11.05 hereof, the Person formed by or surviving any such consolidation or merger (if other than a Subsidiary Guarantor or the Company) unconditionally assumes all the obligations of such Subsidiary Guarantor, pursuant to a supplemental indenture in form and substance reasonably satisfactory to the Trustee, under the Notes, the Indenture, the Registration Rights Agreement and the Subsidiary Guarantees on the terms set forth herein or therein; and

      (b) immediately after giving effect to such transaction, no Default or Event of Default exists.

            In case of any such consolidation, merger, sale or conveyance and upon the assumption by the successor Person, by supplemental indenture, executed and delivered to the Trustee and satisfactory in form to the Trustee, of the Subsidiary Guarantee endorsed upon the Notes and the due and punctual performance of all of the covenants and conditions of this Indenture to be performed by the Subsidiary Guarantor, such successor Person shall succeed to and be substituted for the Subsidiary Guarantor with the same effect as if it had been named herein as a Subsidiary Guarantor. Such successor Person thereupon may cause to be signed any or all of the Subsidiary Guarantees to be endorsed upon all of the Notes issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee. All the Subsidiary Guarantees so issued shall in all respects have the same legal rank and benefit under this Indenture as the Subsidiary Guarantees theretofore and thereafter issued in accordance with the terms of this Indenture as though all of such Subsidiary Guarantees had been issued at the date of the execution hereof.

            Except as set forth in Articles 4 and 5 hereof, and notwithstanding clauses (a) and (b) above, nothing contained in this Indenture or in any of the Notes shall prevent any consolidation or merger of a Subsidiary Guarantor with or into the Company or another Subsidiary Guarantor, or shall prevent any sale or conveyance of the property of a Subsidiary Guarantor as an entirety or substantially as an entirety to the Company or another Subsidiary Guarantor.

SECTION 11.05. RELEASES FOLLOWING DESIGNATION AS AN UNRESTRICTED SUBSIDIARY OR SALE OF ASSETS.

            In the event of (i) the designation of any Subsidiary Guarantor as an Unrestricted Subsidiary or (ii) a sale or other disposition of all or substantially all of the properties or assets of any Subsidiary Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all of the capital stock of any Subsidiary Guarantor to a third party or an Unrestricted Subsidiary, then such Subsidiary Guarantor (in the event of such designation or a sale or other disposition, by way of merger, consolidation or otherwise, of all of the capital stock of such Subsidiary Guarantor) or the Person acquiring the property (in the event of a sale or other disposition of all or substantially all of the assets of such Subsidiary Guarantor) will be released and relieved of any obligations under its Subsidiary Guarantee; provided that the Net Proceeds of such sale or other disposition are applied in accordance with the applicable provisions of this Indenture, including without limitation Section 4.10 hereof; and provided, further, however, that any such termination shall occur only to the extent that all obligations of such Subsidiary Guarantor under all of its guarantees of, and under all of its pledges of assets or other security interests that secure, any other Indebtedness of the Company or its Restricted Subsidiaries, shall also terminate upon such release, sale or disposition. Upon delivery by the Company to the Trustee of an Officers' Certificate and an Opinion of Counsel to the effect that such sale or other disposition was made by the Company in accordance with the applicable provisions of this Indenture, including without limitation Section
4.10 hereof, the Trustee shall execute any documents reasonably required in order to evidence the release of any Subsidiary Guarantor from its obligations under its Subsidiary Guarantee.

            Any Subsidiary Guarantor not released from its obligations under its Subsidiary Guarantee shall remain liable for the full amount of principal of and interest on the Notes and for the other obligations of any Subsidiary Guarantor under this Indenture as provided in this Article 11.

                                   ARTICLE 12.
                                  MISCELLANEOUS

SECTION 12.01. TRUST INDENTURE ACT CONTROLS.

            If any provision of this Indenture limits, qualifies or conflicts with the duties imposed by TIA ss. 318(c), the imposed duties shall control.

SECTION 12.02. NOTICES.

            Any notice or communication by the Company, any Subsidiary Guarantor or the Trustee to the others is duly given if in writing and delivered in Person or mailed by first class mail (registered or certified, return receipt requested), telex, telecopier or overnight air courier guaranteeing next day delivery, to the others' address

            If to the Company and/or any Subsidiary Guarantor:

            Outboard Marine Corporation
            100 Sea Horse Drive
            Waukegan, IL 60085
            Telecopier No.: (847) 689-5371
            Attention: General Counsel

            With a copy to:

            Outboard Marine Corporation
            100 Sea Horse Drive
            Waukegan, IL 60085
            Telecopier No.: (847) 689-5371
            Attention: Treasurer

            If to the Trustee:

            State Street Bank and Trust Company
            Goodwin Square, 225 Asylum Street, 23rd Floor
            Hartford, CT 06103
            Telecopier No.: (860) 244-1897
            Attention: Steven Cimalore

            The Company, any Subsidiary Guarantor or the Trustee, by notice to the others may designate additional or different addresses for subsequent notices or communications.

            All notices and communications (other than those sent to Holders) shall be deemed to have been duly given: at the time delivered by hand, if personally delivered; five Business Days after being deposited in the mail, postage prepaid, if mailed; when answered back, if telexed; when receipt acknowledged, if telecopied; and the next Business Day after timely delivery to the courier, if sent by overnight air courier guaranteeing next day delivery.

            Any notice or communication to a Holder shall be mailed by first class mail, certified or registered, return receipt requested, or by overnight air courier guaranteeing next day delivery to its address shown on the register kept by the Registrar. Any notice or communication shall also be so mailed to any Person described in TIA ss. 313(c), to the extent required by the TIA. Failure to mail a notice or communication to a Holder or any defect in it shall not affect its sufficiency with respect to other Holders.

            If a notice or communication is mailed in the manner provided above within the time prescribed, it is duly given, whether or not the addressee receives it.

            If the Company mails a notice or communication to Holders, it shall mail a copy to the Trustee and each Agent at the same time.

SECTION 12.03. COMMUNICATION BY HOLDERS OF NOTES WITH OTHER HOLDERS OF NOTES.

            Holders may communicate pursuant to TIA ss. 312(b) with other Holders with respect to their rights under this Indenture or the Notes. The Company, the Trustee, the Registrar and anyone else shall have the protection of TIA ss. 312(c).

SECTION 12.04. CERTIFICATE AND OPINION AS TO CONDITIONS PRECEDENT.

            Upon any request or application by the Company to the Trustee to take any action under this Indenture, the Company shall furnish to the Trustee:

      (a) an Officers' Certificate in form and substance reasonably satisfactory to the Trustee (which shall include the statements set forth in Section 12.05 hereof) stating that, in the opinion of the signers, all conditions precedent and covenants, if any, provided for in this Indenture relating to the proposed action have been satisfied; and

      (b) an Opinion of Counsel in form and substance reasonably satisfactory to the Trustee (which shall include the statements set forth in Section 12.05 hereof) stating that, in the opinion of such counsel, all such conditions precedent and covenants have been satisfied.

SECTION 12.05. STATEMENTS REQUIRED IN CERTIFICATE OR OPINION.

            Each certificate or opinion with respect to compliance with a condition or covenant provided for in this Indenture (other than a certificate provided pursuant to TIA ss. 314(a)(4)) shall comply with the provisions of TIA ss. 314(e) and shall include:

      (a) a statement that the Person making such certificate or opinion has read such covenant or condition;

      (b) a brief statement as to the nature and scope of the examination or investigation upon which the statements or opinions contained in such certificate or opinion are based;

      (c) a statement that, in the opinion of such Person, he or she has made such examination or investigation as is necessary to enable him to express an informed opinion as to whether or not such covenant or condition has been satisfied; and

      (d) a statement as to whether or not, in the opinion of such Person, such condition or covenant has been satisfied.

SECTION 12.06. RULES BY TRUSTEE AND AGENTS.

            The Trustee may make reasonable rules for action by or at a meeting of Holders. The Registrar or Paying Agent may make reasonable rules and set reasonable requirements for its functions.

SECTION 12.07. NO PERSONAL LIABILITY OF DIRECTORS, OFFICERS, EMPLOYEES AND
               STOCKHOLDERS.

            No past, present or future director, officer, employee, incorporator or stockholder of the Company or any Subsidiary Guarantor, as such, shall have any liability for any obligations of the Company or such Subsidiary Guarantor under the Notes, the Subsidiary Guarantees, this Indenture or for any claim based on, in respect of, or by reason of, such obligations or their creation. Each Holder by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for issuance of the Notes.

SECTION 12.08. GOVERNING LAW.

            THE INTERNAL LAW OF THE STATE OF NEW YORK SHALL GOVERN AND BE USED TO CONSTRUE THIS INDENTURE, THE NOTES AND THE SUBSIDIARY GUARANTEES WITHOUT GIVING EFFECT TO THE APPLICABLE PRINCIPLES OF CONFLICTS OF LAW TO THE EXTENT THAT THE APPLICATION OF THE LAWS OF ANOTHER JURISDICTION WOULD BE REQUIRED THEREBY.

SECTION 12.09. NO ADVERSE INTERPRETATION OF OTHER AGREEMENTS.

            This Indenture may not be used to interpret any other indenture, loan or debt agreement of the Company or its Subsidiaries or of any other Person. Any such indenture, loan or debt agreement may not be used to interpret this Indenture.

SECTION 12.10. SUCCESSORS.

            All agreements of the Company and the Subsidiary Guarantors in this Indenture and the Notes shall bind their successors. All agreements of the Trustee in this Indenture shall bind its successors.

SECTION 12.11. SEVERABILITY.

            In case any provision in this Indenture or in the Notes shall be invalid, illegal or unenforceable, the validity, legality and enforceability of the remaining provisions shall not in any way be affected or impaired thereby.

SECTION 12.12. COUNTERPART ORIGINALS.

            The parties may sign any number of copies of this Indenture. Each signed copy shall be an original, but all of them together represent the same agreement.

SECTION 12.13. TABLE OF CONTENTS, HEADINGS, ETC.

            The Table of Contents, Cross-Reference Table and Headings of the Articles and Sections of this Indenture have been inserted for convenience of reference only, are not to be considered a part of this Indenture and shall in no way modify or restrict any of the terms or provisions hereof.

                         (Signatures on following page)

            IN WITNESS WHEREOF, the parties hereto have executed this Indenture as of the date first written above.

                                          OUTBOARD MARINE CORPORATION


                                          By: /s/ Robert S. Romano
                                             ----------------------------------
                                             Name: Robert S. Romano
                                             Title: Vice President and Secretary

                                          OMC FISHING BOAT GROUP, INC.


                                          By: /s/ Gordon  G. Repp
                                             ----------------------------------
                                             Name: Gordon G. Repp
                                             Title: Assistant Secretary and
                                                    Treasurer

                                          OMC ALUMINUM BOAT GROUP, INC.


                                          By: /s/ Gordon G. Repp
                                             ----------------------------------
                                             Name: Gordon G. Repp
                                             Title: Assistant Secretary and
                                                    Treasurer

                                          OMC RECREATIONAL BOAT GROUP, INC.


                                          By: /s/ Gordon G. Repp
                                             ----------------------------------
                                             Name: Gordon G. Repp
                                             Title: Assistant Secretary and
                                                    Treasurer


                                           RECREATIONAL BOAT GROUP LIMITED
                                           PARTNERSHIP

                                           By: OMC Recreational Boat Group, Inc.
                                           Its: General Partner


                                           By: /s/ Gordon G. Repp
                                              ----------------------------------
                                              Name: Gordon G. Repp
                                              Title: Assistant Secretary and
                                                     Treasurer

                                           OMC LATIN AMERICA/CARIBBEAN, INC.


                                           By: /s/ Gordon G. Repp
                                              ----------------------------------
                                              Name: Gordon G. Repp
                                              Title: Assistant Secretary

STATE STREET BANK AND TRUST COMPANY,
as Trustee


By: /s/ Steven Cimalore
   ------------------------------------
           Authorized Signatory

                                 (Face of Note)

                     10 3/4% Series A Senior Notes due 2008

CUSIP: 690020-AF-9                                                  $160,000,000
No. 1

                           OUTBOARD MARINE CORPORATION

promises to pay to Cede & Co.

or registered assigns,

the principal sum of One Hundred Sixty Million

Dollars on June 1, 2008.

Interest Payment Dates:  June 1 and December 1

Record Dates: May 15 and November 15

                                              OUTBOARD MARINE CORPORATION


                                              By:
                                                 -------------------------------
                                                 Name:
                                                 Title:


                                              By:
                                                 -------------------------------
                                                 Name:
                                                 Title:

Dated: May 27, 1998

This is one of the Global
Notes referred to in the
within-mentioned Indenture:

STATE STREET BANK AND TRUST COMPANY,
as Trustee

By:
   ----------------------------------

         Authorized Signatory

                                 (Back of Note)

                     10 3/4% Series A Senior Notes due 2008

THIS GLOBAL NOTE IS HELD BY THE DEPOSITARY (AS DEFINED IN THE INDENTURE GOVERNING THIS NOTE) OR ITS NOMINEE IN CUSTODY FOR THE BENEFIT OF THE BENEFICIAL OWNERS HEREOF, AND IS NOT TRANSFERABLE TO ANY PERSON UNDER ANY CIRCUMSTANCES EXCEPT THAT (I) THE TRUSTEE MAY MAKE SUCH NOTATIONS HEREON AS MAY BE REQUIRED PURSUANT TO SECTION 2.07 OF THE INDENTURE, (II) THIS GLOBAL NOTE MAY BE EXCHANGED IN WHOLE BUT NOT IN PART PURSUANT TO SECTION 2.06(a) OF THE INDENTURE,
(III) THIS GLOBAL NOTE MAY BE DELIVERED TO THE TRUSTEE FOR CANCELLATION PURSUANT TO SECTION 2.11 OF THE INDENTURE AND (IV) THIS GLOBAL NOTE MAY BE TRANSFERRED TO A SUCCESSOR DEPOSITARY WITH THE PRIOR WRITTEN CONSENT OF THE COMPANY.

THIS NOTE (OR ITS PREDECESSOR) HAS NOT BEEN REGISTERED UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND, ACCORDINGLY, MAY NOT BE OFFERED, SOLD, PLEDGED OR OTHERWISE TRANSFERRED WITHIN THE UNITED STATES OR TO, OR FOR THE ACCOUNT OR BENEFIT OF, U.S. PERSONS, EXCEPT AS SET FORTH IN THE NEXT SENTENCE. BY ITS ACQUISITION HEREOF OR OF A BENEFICIAL INTEREST HEREIN, THE
HOLDER: (1) REPRESENTS THAT (A) IT IS A "QUALIFIED INSTITUTIONAL BUYER" (AS DEFINED IN RULE 144A UNDER THE SECURITIES ACT) (A "QIB"), (B) IT HAS ACQUIRED THIS NOTE IN AN OFFSHORE TRANSACTION IN COMPLIANCE WITH REGULATION S UNDER THE SECURITIES ACT OR (C) IT IS AN INSTITUTIONAL "ACCREDITED INVESTOR" (AS DEFINED IN RULE 501(A)(1), (2), (3) OR (7) OF REGULATION D UNDER THE SECURITIES ACT) (AN "IAI"), (2) AGREES THAT IT WILL NOT RESELL OR OTHERWISE TRANSFER THIS NOTE EXCEPT (A) TO THE COMPANY OR ANY OF ITS SUBSIDIARIES, (B) TO A PERSON WHOM THE SELLER REASONABLY BELIEVES IS A QIB PURCHASING FOR ITS OWN ACCOUNT OR FOR THE ACCOUNT OF A QIB IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144A, (C) IN AN OFFSHORE TRANSACTION MEETING THE REQUIREMENTS OF RULE 903 OR 904 OF THE SECURITIES ACT, (D) IN A TRANSACTION MEETING THE REQUIREMENTS OF RULE 144 UNDER THE SECURITIES ACT, (E) TO AN IAI THAT, PRIOR TO SUCH TRANSFER, FURNISHES THE TRUSTEE A SIGNED LETTER CONTAINING CERTAIN REPRESENTATIONS AND AGREEMENTS RELATING TO THE TRANSFER OF THIS NOTE (THE FORM OF WHICH CAN BE OBTAINED FROM THE TRUSTEE) AND, IF SUCH TRANSFER IS IN RESPECT OF AN AGGREGATE PRINCIPAL AMOUNT OF NOTES LESS THAN $250,000, AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY THAT SUCH TRANSFER IS IN COMPLIANCE WITH THE SECURITIES ACT, (F) IN ACCORDANCE WITH ANOTHER EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THE SECURITIES ACT (AND BASED UPON AN OPINION OF COUNSEL ACCEPTABLE TO THE COMPANY) OR (G) PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT AND, IN EACH CASE, IN ACCORDANCE WITH THE APPLICABLE SECURITIES LAWS OF ANY STATE OF THE UNITED STATES OR ANY OTHER


                                      A-3


APPLICABLE JURISDICTION AND (3) AGREES THAT IT WILL DELIVER TO EACH PERSON TO WHOM THIS NOTE OR AN INTEREST HEREIN IS TRANSFERRED A NOTICE SUBSTANTIALLY TO THE EFFECT OF THIS LEGEND. AS USED HEREIN, THE TERMS "OFFSHORE TRANSACTION" AND UNITED STATES" HAVE THE MEANINGS GIVEN TO THEM BY RULE 902 OF REGULATION S UNDER THE SECURITIES ACT. THE INDENTURE CONTAINS A PROVISION REQUIRING THE TRUSTEE TO REFUSE TO REGISTER ANY TRANSFER OF THIS NOTE IN VIOLATION OF THE FOREGOING.

            Capitalized terms used herein shall have the meanings assigned to them in the Indenture referred to below unless otherwise indicated.

            1. INTEREST. Outboard Marine Corporation, a Delaware corporation (the "Company"), promises to pay interest on the principal amount of this Note at 10 3/4% per annum from May 27, 1998 until maturity and shall pay the Liquidated Damages payable pursuant to Section 5 of the Registration Rights Agreement referred to below. The Company shall pay interest and Liquidated Damages semi-annually on June 1 and December 1 of each year, or if any such day is not a Business Day, on the next succeeding Business Day (each an "Interest Payment Date"). Interest on the Notes will accrue from the most recent date to which interest has been paid or, if no interest has been paid, from the date of issuance; provided that the first Interest Payment Date shall be December 1, 1998. The Company shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue principal and premium, if any, from time to time on demand at a rate that is 1% per annum in excess of the rate then in effect; it shall pay interest (including post-petition interest in any proceeding under any Bankruptcy Law) on overdue installments of interest and Liquidated Damages (without regard to any applicable grace periods) from time to time on demand at the same rate to the extent lawful. Interest will be computed on the basis of a 360-day year of twelve 30-day months.

            2. METHOD OF PAYMENT. The Company shall pay interest on the Notes (except defaulted interest) and Liquidated Damages to the Persons who are registered Holders of Notes at the close of business on the May 15 or November 15 next preceding the Interest Payment Date, even if such Notes are canceled after such record date and on or before such Interest Payment Date, except as provided in Section 2.12 of the Indenture with respect to defaulted interest. The Notes will be payable as to principal, premium and Liquidated Damages, if any, and interest at the office or agency of the Company maintained for such purpose within or without the City and State of New York, or, at the option of the Company, payment of interest and Liquidated Damages may be made by check mailed to the Holders at their addresses set forth in the register of Holders, and provided that payment by wire transfer of immediately available funds will be required with respect to principal of and interest, premium and Liquidated Damages on, all Global Notes and all other Notes the Holders of which shall have provided wire transfer instructions to the Company or the Paying Agent. Such payment shall be in such coin or currency of the United States of America as at the time of payment is legal tender for payment of public and private debts.

            3. PAYING AGENT AND REGISTRAR. Initially, State Street Bank and Trust Company, the Trustee under the Indenture, will act as Paying Agent and Registrar. The Company may change any Paying Agent or Registrar without notice to any Holder. The Company or any of its Subsidiaries may act in any such capacity.


                                      A-4


            4. INDENTURE. The Company issued the Notes under an Indenture dated as of May 27, 1998 ("Indenture") among the Company, the Subsidiary Guarantors and the Trustee. The terms of the Notes include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939, as amended (15 U.S. Code ss.ss. 77aaa-77bbbb). The Notes are subject to all such terms, and Holders are referred to the Indenture and such Act for a statement of such terms. To the extent any provision of this Note conflicts with the express provisions of the Indenture, the provisions of the Indenture shall govern and be controlling. The Notes are general obligations of the Company limited to $160.0 million in aggregate principal amount, plus amounts, if any, issued to pay Liquidated Damages on outstanding Notes as set forth in Paragraph 2 hereof.

            5. OPTIONAL REDEMPTION.

            (a) Except as set forth in subparagraph (b) of this Paragraph 5, the Company shall not have the option to redeem the Notes prior to June 1, 2003. Thereafter, the Company shall have the option to redeem the Notes, in whole or in part, upon not less than 30 nor more than 60 days' notice, at the redemption prices (expressed as percentages of principal amount) set forth below plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the applicable redemption date, if redeemed during the twelve-month period beginning on June 1 of the years indicated below:

            Year                                            Percentage
            ----                                            ----------

            2003..........................................  105.375%
            2004..........................................  103.583%
            2005..........................................  101.792%
            2006 and thereafter...........................  100.000%

            (b) Notwithstanding the provisions of subparagraph (a) of this Paragraph 5, at any time prior to June 1, 2001, the Company may on one or more occasions redeem up to an aggregate of 35% of the original aggregate principal amount of Notes at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the redemption date with the net cash proceeds of one or more Equity Offerings; provided that at least 65% of the aggregate principal amount of the Notes originally issued remains outstanding immediately after the occurrence of such redemption and provided, further, that any such redemption shall occur within 60 days of the date of the closing of any such offering.

            6. MANDATORY REDEMPTION.

            Except as set forth in paragraph 7 below, the Company shall not be required to make mandatory redemption payments with respect to the Notes.

            7. REPURCHASE AT OPTION OF HOLDERS.

            (a) If there is a Change of Control, the Company shall be required to make an offer (a "Change of Control Offer") to repurchase all or any part (equal to $1,000 or an integral multiple thereof) of each Holder's Notes at a purchase price equal to 101% of the aggregate principal amount thereof plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the date of purchase (the "Change of Control Payment"). Within 30 days following any Change of Control, the Company shall mail a notice to each Holder setting forth the procedures governing the Change of Control Offer as required by the Indenture.

            (b) If the Company or a Restricted Subsidiary consummates any Asset Sales, when the aggregate amount of Excess Proceeds exceeds $10.0 million, the Company shall commence an offer to all Holders of Notes (as "Asset Sale Offer") pursuant to Section 3.09 of the Indenture to purchase the maximum principal amount of Notes that may be purchased out of the Excess Proceeds at an offer price in cash in an amount equal to 100% of the principal amount thereof plus accrued and unpaid interest and Liquidated Damages thereon, if any, to the date of purchase in accordance with the procedures set forth in the Indenture. To the extent that the aggregate amount of Notes tendered pursuant to an Asset Sale Offer is less than the Excess Proceeds, the Company (or such Restricted Subsidiary) may use such deficiency for general corporate purposes. If the aggregate principal amount of Notes surrendered by Holders thereof exceeds the amount of Excess Proceeds, the Trustee shall select the Notes to be purchased on a pro rata basis. Holders of Notes that are the subject of an offer to purchase will receive an Asset Sale Offer from the Company prior to any related purchase date and may elect to have such Notes purchased by completing the form entitled "Option of Holder to Elect Purchase" on the reverse of the Notes.

            8. NOTICE OF REDEMPTION. Notice of redemption will be mailed at least 30 days but not more than 60 days before the redemption date to each Holder whose Notes are to be redeemed at its registered address. Notes in denominations larger than $1,000 may be redeemed in part but only in whole multiples of $1,000, unless all of the Notes held by a Holder are to be redeemed. On and after the redemption date interest ceases to accrue on Notes or portions thereof called for redemption.

            9. DENOMINATIONS, TRANSFER, EXCHANGE. The Notes are in registered form without coupons in denominations of $1,000 and integral multiples of $1,000. The transfer of Notes may be registered and Notes may be exchanged as provided in the Indenture. The Registrar and the Trustee may require a Holder, among other things, to furnish appropriate endorsements and transfer documents and the Company may require a Holder to pay any taxes and fees required by law or permitted by the Indenture. The Company need not exchange or register the transfer of any Note or portion of a Note selected for redemption, except for the unredeemed portion of any Note being redeemed in part. Also, the Company need not exchange or register the transfer of any Notes for a period of 15 days before a selection of Notes to be redeemed or during the period between a record date and the corresponding Interest Payment Date.

            10. PERSONS DEEMED OWNERS. The registered Holder of a Note may be treated as its owner for all purposes.

            11. AMENDMENT, SUPPLEMENT AND WAIVER. Subject to certain exceptions, the Indenture, the Subsidiary Guarantees or the Notes may be amended or supplemented with the consent of the Holders of at least a majority in principal amount of the then outstanding Notes voting as a single class, and any existing default or compliance with any provision of the Indenture, the Subsidiary

Guarantees or the Notes may be waived with the consent of the Holders of a majority in principal amount of the then outstanding Notes voting as a single class. Without the consent of any Holder of a Note, the Indenture, the Subsidiary Guarantees or the Notes may be amended or supplemented to cure any ambiguity, defect or inconsistency, to provide for uncertificated Notes in addition to or in place of certificated Notes, to provide for the assumption of the Company's or Subsidiary Guarantor's obligations to Holders of the Notes in case of a merger or consolidation, to make any change that would provide any additional rights or benefits to the Holders of the Notes or that does not adversely affect the legal rights under the Indenture of any such Holder, to comply with the requirements of the Commission in order to effect or maintain the qualification of the Indenture under the Trust Indenture Act, or to allow any Subsidiary Guarantor to execute a supplemental indenture to the Indenture and/or a Subsidiary Guarantee with respect to the Notes.

            12. DEFAULTS AND REMEDIES. Events of Default include: (i) default for 30 days in the payment when due of interest or Liquidated Damages on the Notes; (ii) default in payment when due of principal of or premium, if any, on the Notes when the same becomes due and payable at maturity, upon redemption (including in connection with an offer to purchase) or otherwise, (iii) failure by the Company or any of its Subsidiaries to comply with Section 4.15 or 5.01 of the Indenture; (iv) failure by the Company or any of its Subsidiaries to comply with Section 4.07, 4.09 or 4.10 of the Indenture and such failure continues for a period of 30 days; (v) failure by the Company or any Subsidiary for 60 days after notice to the Company by the Trustee or the Holders of at least 25% in principal amount of the Notes then outstanding voting as a single class to comply with certain other agreements in the Indenture, the Notes or the Depositary Agreement; (vi) default under certain other agreements relating to Indebtedness of the Company which default (a) is caused by a failure to pay principal of or premium, if any, or interest on such Indebtedness prior to the expiration of the grace period provided in such Indebtedness on the date of such default (a "Payment Default") or (b) results in the acceleration of such Indebtedness prior to its express maturity, and, in each case, the principal amount of any such Indebtedness, together with the principal amount of any other such Indebtedness under which there has been a Payment Default or the maturity of which has been so accelerated, aggregates $5.0 million or more; (vii) certain final judgments for the payment of money that remain undischarged for a period of 60 days; (viii) certain events of bankruptcy or insolvency with respect to the Company or any of its Significant Subsidiaries; and (ix) except as permitted by the Indenture, any Subsidiary Guarantee shall be held in any judicial proceeding to be unenforceable or invalid or shall cease for any reason to be in full force and effect or any Subsidiary Guarantor or any Person acting on its behalf shall deny or disaffirm its obligations under such Subsidiary Guarantor's Subsidiary Guarantee. If any Event of Default occurs and is continuing, the Trustee or the Holders of at least 25% in principal amount of the then outstanding Notes may declare all the Notes to be due and payable immediately. Notwithstanding the foregoing, in the case of an Event of Default arising from certain events of bankruptcy or insolvency, all outstanding Notes will become due and payable without further action or notice. Holders may not enforce the Indenture or the Notes except as provided in the Indenture. Holders of a majority in principal amount of the then outstanding Notes may direct the Trustee in its exercise of any trust or power. The Trustee may withhold from Holders of the Notes notice of any continuing Default or Event of Default

(except a Default or Event of Default relating to the payment of principal or interest) if it determines that withholding notice is in their interest. The Holders of a majority in aggregate principal amount of the Notes then outstanding by notice to the Trustee may on behalf of the Holders of all of the Notes waive any existing Default or Event of Default and its consequences under the Indenture except a continuing


                                      A-7


Default or Event of Default in the payment of interest on, or the principal of, the Notes. The Company is required to deliver to the Trustee annually a statement regarding compliance with the Indenture, and the Company is required upon becoming aware of any Default or Event of Default, to deliver to the Trustee a statement specifying such Default or Event of Default.

            13. TRUSTEE DEALINGS WITH COMPANY. The Trustee, in its individual or any other capacity, may make loans to, accept deposits from, and perform services for the Company or its Affiliates, and may otherwise deal with the Company or its Affiliates, as if it were not the Trustee.

            14. NO RECOURSE AGAINST OTHERS. A director, officer, employee, incorporator or stockholder, of the Company or any of the Subsidiary Guarantors, as such, shall not have any liability for any obligations of the Company or any of the Subsidiary Guarantors under the Notes or the Indenture or for any claim based on, in respect of, or by reason of, such obligations or their creation. Each Holder by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for the issuance of the Notes.

            15. SECURITY. The due and punctual payment of the principal of, premium and interest and Liquidated Damages, if any, on the Notes when and as the same shall be due and payable, whether on an Interest Payment Date, at maturity, by acceleration, repurchase, redemption or otherwise, and interest on any overdue principal of, premium and interest and Liquidated Damages, if any (to the extent permitted by law), on the Notes and performance of all other obligations of the Company to the Holders or the Trustee under this Indenture and the Notes, according to the terms hereunder or thereunder, shall be secured to the extent provided in the Depositary Agreement which the Company has entered into simultaneously with the execution of this Indenture. Each Holder of Notes, by its acceptance thereof, consents and agrees to the terms of the Depositary Agreement (including, without limitation, the provisions providing for foreclosure) as the same may be in effect or may be amended from time to time in accordance with their terms and authorizes and directs the Trustee or the Depositary Agent, as the case may be, to enter into the Depositary Agreement and to perform their respective obligations and exercise their respective rights thereunder in accordance therewith.

            16. AUTHENTICATION. This Note shall not be valid until authenticated by the manual signature of the Trustee or an authenticating agent.

            17. ABBREVIATIONS. Customary abbreviations may be used in the name of a Holder or an assignee, such as: TEN COM (= tenants in common), TEN ENT (= tenants by the entireties), JT TEN (= joint tenants with right of survivorship and not as tenants in common), CUST (= Custodian), and U/G/M/A (= Uniform Gifts to Minors Act).

            18. ADDITIONAL RIGHTS OF HOLDERS OF RESTRICTED GLOBAL NOTES AND RESTRICTED DEFINITIVE NOTES. In addition to the rights provided to Holders of Notes under the Indenture, Holders of Restricted Global Notes and Restricted Definitive Notes shall have all the rights set forth in the A/B Exchange Registration Rights Agreement dated as of the Issue Date, between the Company and the parties named on the signature pages thereof (the "Registration Rights Agreement").


                                      A-8


            19. CUSIP NUMBERS. Pursuant to a recommendation promulgated by the Committee on Uniform Security Identification Procedures, the Company has caused CUSIP numbers to be printed on the Notes and the Trustee may use CUSIP numbers in notices of redemption as a convenience to Holders. No representation is made as to the accuracy of such numbers either as printed on the Notes or as contained in any notice of redemption and reliance may be placed only on the other identification numbers placed thereon.

            The Company will furnish to any Holder upon written request and without charge a copy of the Indenture, the Registration Rights Agreement and the Depositary Agreement. Requests may be made to:

            Outboard Marine Corporation
            100 Sea Horse Drive
            Waukegan, Illinois 60085
            Attention:  General Counsel

                                 ASSIGNMENT FORM

To assign this Note, fill in the form below: (I) or (we) assign and transfer this Note to

________________________________________________________________________________
                  (Insert assignee's soc. sec. or tax I.D. no.)

________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________

________________________________________________________________________________
      (Print or type assignee's name, address and zip code)

and irrevocably appoint_________________________________________________________
to transfer this Note on the books of the Company. The agent may substitute another to act for him.

________________________________________________________________________________

Date: ________________


                                          Your Signature:_______________________
                                          (Sign exactly as your name appears on
                                          the face of this Note)

Signature Guarantee.

Note: Signature must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Register, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

                       OPTION OF HOLDER TO ELECT PURCHASE

            If you want to elect to have this Note purchased by the Company pursuant to Section 4.10 or 4.15 of the Indenture, check the box below:

            [ ] Section 4.10     [ ] Section 4.15

            If you want to elect to have only part of the Note purchased by the Company pursuant to Section 4.10 or Section 4.15 of the Indenture, state the amount you elect to have purchased: $________


Date:________________                     Your Signature:_______________________
                                          (Sign exactly as your name appears on
                                          the Note)

                                          Tax Identification No:________________

Signature Guarantee.

Note: Signature must be guaranteed by an "eligible guarantor institution" meeting the requirements of the Register, which requirements include membership or participation in the Securities Transfer Agents Medallion Program ("STAMP") or such other "signature guarantee program" as may be determined by the Registrar in addition to, or in substitution for, STAMP, all in accordance with the Securities Exchange Act of 1934, as amended.

              SCHEDULE OF EXCHANGES OF INTERESTS IN THE GLOBAL NOTE

            The following exchanges of a part of this Global Note for an interest in another Global Note or for a Definitive Note, or exchanges of a part of another Global Note or Definitive Note for an interest in this Global Note, have been made:

                                                               Principal Amount
                        Amount of         Amount of increase   this Global Note      Signature of
                       decrease in           in Principal        of following     authorized officer
                    Principal Amount            Amount          such decrease       of Trustee or
Date of Exchange   of this Global Note   of this Global Note    (or increase)       Note Custodian
----------------   -------------------   -------------------   ----------------   ------------------


                                    EXHIBIT B

                         FORM OF CERTIFICATE OF TRANSFER

Outboard Marine Corporation
100 Sea Horse Drive
Waukegan, Illinois 60085

State Street Bank and Trust Company
Goodwin Square, 225 Asylum Street
Hartford, CT 06103

            Re: 10 3/4% Senior Notes due 2008

            Reference is hereby made to the Indenture, dated as of May 27, 1998 (the "Indenture"), between Outboard Marine Corporation, as issuer (the "Company"), the Subsidiary Guarantors (as defined therein) and State Street Bank and Trust Company, as trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

            ______________, (the "Transferor") owns and proposes to transfer the Note[s] or interest in such Note[s] specified in Annex A hereto, in the principal amount of $___________ in such Note[s] or interests (the "Transfer"), to __________ (the "Transferee"), as further specified in Annex A hereto. In connection with the Transfer, the Transferor hereby certifies that:

[CHECK ALL THAT APPLY]

1. |_| Check if Transferee will take delivery of a beneficial interest in the 144A Global Note or a Definitive Note Pursuant to Rule 144A. The Transfer is being effected pursuant to and in accordance with Rule 144A under the United States Securities Act of 1933, as amended (the "Securities Act"), and, accordingly, the Transferor hereby further certifies that the beneficial interest or Definitive Note is being transferred to a Person that the Transferor reasonably believed and believes is purchasing the beneficial interest or Definitive Note for its own account, or for one or more accounts with respect to which such Person exercises sole investment discretion, and such Person and each such account is a "qualified institutional buyer" within the meaning of Rule 144A in a transaction meeting the requirements of Rule 144A and such Transfer is in compliance with any applicable blue sky securities laws of any state of the United States. Upon consummation of the proposed Transfer in accordance with the terms of the Indenture, the transferred beneficial interest or Definitive Note will be subject to the restrictions on transfer enumerated in the Private Placement Legend printed on the 144A Global Note and/or the Definitive Note and in the Indenture and the Securities Act.

2. |_| Check if Transferee will take delivery of a beneficial interest in the Regulation S Global Note or a Definitive Note pursuant to Regulation S. The Transfer is being effected pursuant to and in accordance with Rule 903 or Rule 904 under the Securities Act and, accordingly, the Transferor hereby further certifies that (i) the Transfer is not being made to a person in the United States and (x) at the time the buy order was originated, the Transferee was outside the United States or such Transferor and any

Person acting on its behalf reasonably believed and believes that the Transferee was outside the United States or (y) the transaction was executed in, on or through the facilities of a designated offshore securities market and neither such Transferor nor any Person acting on its behalf knows that the transaction was prearranged with a buyer in the United States, (ii) no directed selling efforts have been made in contravention of the requirements of Rule 903(b) or Rule 904(b) of Regulation S under the Securities Act, (iii) the transaction is not part of a plan or scheme to evade the registration requirements of the Securities Act and (iv) if the proposed transfer is being made prior to the expiration of the Restricted Period, the transfer is not being made to a U.S. Person or for the account or benefit of a U.S. Person (other than an Initial Purchaser). Upon consummation of the proposed transfer in accordance with the terms of the Indenture, the transferred beneficial interest or Definitive Note will be subject to the restrictions on Transfer enumerated in the Private Placement Legend printed on the Regulation S Global Note and/or the Definitive Note and in the Indenture and the Securities Act.

3. |_| Check if Transferee will take delivery of a beneficial interest in an Unrestricted Global Note or of an Unrestricted Definitive Note.

            (a) |_| Check if Transfer is pursuant to Rule 144. (i) The Transfer is being effected pursuant to and in accordance with Rule 144 under the Securities Act and in compliance with the transfer restrictions contained in the Indenture and any applicable blue sky securities laws of any state of the United States and (ii) the restrictions on transfer contained in the Indenture and the Private Placement Legend are not required in order to maintain compliance with the Securities Act. Upon consummation of the proposed Transfer in accordance with the terms of the Indenture, the transferred beneficial interest or Definitive Note will no longer be subject to the restrictions on transfer enumerated in the Private Placement Legend printed on the Restricted Global Notes, on Restricted Definitive Notes and in the Indenture.

            (b) |_| Check if Transfer is Pursuant to Regulation S. (i) The Transfer is being effected pursuant to and in accordance with Rule 903 or Rule 904 under the Securities Act and in compliance with the transfer restrictions contained in the Indenture and any applicable blue sky securities laws of any state of the United States and (ii) the restrictions on transfer contained in the Indenture and the Private Placement Legend are not required in order to maintain compliance with the Securities Act. Upon consummation of the proposed Transfer in accordance with the terms of the Indenture, the transferred beneficial interest or Definitive Note will no longer be subject to the restrictions on transfer enumerated in the Private Placement Legend printed on the Restricted Global Notes, on Restricted Definitive Notes and in the Indenture.

            (c) |_| Check if Transfer is Pursuant to Other Exemption. (i) The Transfer is being effected pursuant to and in compliance with an exemption from the registration requirements of the Securities Act other than Rule 144, Rule 903 or Rule 904 and in compliance with the transfer restrictions contained in the Indenture and any applicable blue sky securities laws of any State of the United States and (ii) the restrictions on transfer contained in the Indenture and the Private Placement Legend are not required in order to maintain compliance with the Securities Act. Upon consummation of the proposed Transfer in accordance with the terms of the Indenture, the transferred beneficial interest or Definitive Note will not be subject to the restrictions on transfer enumerated in the Private Placement Legend printed on the Restricted Global Notes or Restricted Definitive Notes and in the Indenture.

            This certificate and the statements contained herein are made for your benefit and the benefit of the Company.


                                          ______________________________________
                                          [Insert Name of Transferor]


                                          By:___________________________________
                                             Name:
                                             Title:

Dated:_________, ______

                       ANNEX A TO CERTIFICATE OF TRANSFER

1.    The Transferor owns and proposes to transfer the following:

                            [CHECK ONE OF (a) OR (b)]

      (a)   |_| a beneficial interest in the:

            (i)   |_| 144A Global Note (CUSIP _____), or

            (ii)  |_| Regulation S Global Note (CUSIP _____), or

      (b)   |_| a Restricted Definitive Note.

2.    After the Transfer the Transferee will hold:

                                   [CHECK ONE]

      (a)   |_| a beneficial interest in the:

            (i)   |_| 144A Global Note (CUSIP _____), or

            (ii)  |_| Regulation S Global Note (CUSIP _____), or

            (iii) |_| Unrestricted Global Note (CUSIP _____); or

      (b)   |_| a Restricted Definitive Note; or

      (c)   |_| an Unrestricted Definitive Note,

in accordance with the terms of the Indenture.

                                    EXHIBIT C
                         FORM OF CERTIFICATE OF EXCHANGE

Outboard Marine Corporation
100 Sea Horse Drive
Waukegan, Illinois 60085

State Street Bank and Trust Company
Goodwin Square, 225 Asylum Street
Hartford, CT 06103

            Re: 10 3/4% Senior Notes due 2008

                              (CUSIP______________)

            Reference is hereby made to the Indenture, dated as of May 27, 1998 (the "Indenture"), between Outboard Marine
Corporation, as issuer (the "Company"), the Subsidiary Guarantors (as defined therein) and State Street Bank and Trust Company, as trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

            ____________, (the "Owner") owns and proposes to exchange the Note[s] or interest in such Note[s] specified herein, in the principal amount of $____________ in such Note[s] or interests (the "Exchange"). In connection with the Exchange, the Owner hereby certifies that:

1. Exchange of Restricted Definitive Notes or Beneficial Interests in a Restricted Global Note for Unrestricted Definitive Notes or Beneficial Interests in an Unrestricted Global Note

            (a) |_| Check if Exchange is from beneficial interest in a Restricted Global Note to beneficial interest in an Unrestricted Global Note. In connection with the Exchange of the Owner's beneficial interest in a Restricted Global Note for a beneficial interest in an Unrestricted Global Note in an equal principal amount, the Owner hereby certifies (i) the beneficial interest is being acquired for the Owner's own account without transfer, (ii) such Exchange has been effected in compliance with the transfer restrictions applicable to the Global Notes and pursuant to and in accordance with the United States Securities Act of 1933, as amended (the "Securities Act"), (iii) the restrictions on transfer contained in the Indenture and the Private Placement Legend are not required in order to maintain compliance with the Securities Act and (iv) the beneficial interest in an Unrestricted Global Note is being acquired in compliance with any applicable blue sky securities laws of any state of the United States.

            (b) |_| Check if Exchange is from beneficial interest in a Restricted Global Note to Unrestricted Definitive Note. In connection with the Exchange of the Owner's beneficial interest in a Restricted Global Note for an Unrestricted Definitive Note, the Owner hereby certifies (i) the Definitive Note is being acquired for the Owner's own account without transfer, (ii) such Exchange has been effected in compliance with the transfer restrictions applicable to the Restricted Global Notes and pursuant to and in accordance with the Securities Act, (iii) the restrictions on transfer contained in the Indenture and the Private Placement Legend are not required in order to maintain compliance with the Securities Act and (iv) the Definitive Note is being acquired in compliance with any applicable blue sky securities laws of any state of the United States.

            (c) |_| Check if Exchange is from Restricted Definitive Note to beneficial interest in an Unrestricted Global Note. In connection with the Owner's Exchange of a Restricted Definitive Note for a beneficial interest in an Unrestricted Global Note, the Owner hereby certifies (i) the beneficial interest is being acquired for the Owner's own account without transfer, (ii) such Exchange has been effected in compliance with the transfer restrictions applicable to Restricted Definitive Notes and pursuant to and in accordance with the Securities Act, (iii) the restrictions on transfer contained in the Indenture and the Private Placement Legend are not required in order to maintain compliance with the Securities Act and (iv) the beneficial interest is being acquired in compliance with any applicable blue sky securities laws of any state of the United States.

            (d) |_| Check if Exchange is from Restricted Definitive Note to Unrestricted Definitive Note. In connection with the Owner's Exchange of a Restricted Definitive Note for an Unrestricted Definitive Note, the Owner hereby certifies (i) the Unrestricted Definitive Note is being acquired for the Owner's own account without transfer, (ii) such Exchange has been effected in compliance with the transfer restrictions applicable to Restricted Definitive Notes and pursuant to and in accordance with the Securities Act, (iii) the restrictions on transfer contained in the Indenture and the Private Placement Legend are not required in order to maintain compliance with the Securities Act and (iv) the Unrestricted Definitive Note is being acquired in compliance with any applicable blue sky securities laws of any state of the United States.

2. Exchange of Restricted Definitive Notes or Beneficial Interests in Restricted Global Notes for Restricted Definitive Notes or Beneficial Interests in Restricted Global Notes

            (a) |_| Check if Exchange is from beneficial interest in a Restricted Global Note to Restricted Definitive Note. In connection with the Exchange of the Owner's beneficial interest in a Restricted Global Note for a Restricted Definitive Note with an equal principal amount, the Owner hereby certifies that the Restricted Definitive Note is being acquired for the Owner's own account without transfer. Upon consummation of the proposed Exchange in accordance with the terms of the Indenture, the Restricted Definitive Note issued will continue to be subject to the restrictions on transfer enumerated in the Private Placement Legend printed on the Restricted Definitive Note and in the Indenture and the Securities Act.

            (b) |_| Check if Exchange is from Restricted Definitive Note to beneficial interest in a Restricted Global Note. In connection with the Exchange of the Owner's Restricted Definitive Note for a beneficial interest in the [CHECK ONE] |_| 144A Global Note, |_| Regulation S Global Note with an equal principal amount, the Owner hereby certifies (i) the beneficial interest is being acquired for the Owner's own account without transfer and (ii) such Exchange has been effected in compliance with the transfer restrictions applicable to the Restricted Global Notes and pursuant to and in accordance with the Securities Act, and in compliance with any applicable blue sky securities laws of any state of the United States. Upon consummation of the proposed Exchange in accordance with the terms of the Indenture, the beneficial interest issued will be subject to the restrictions on transfer enumerated in the Private Placement Legend printed on the relevant Restricted Global Note and in the Indenture and the Securities Act.


                                      C-3


            This certificate and the statements contained herein are made for your benefit and the benefit of the Company.


                                          ______________________________________
                                          [Insert Name of Owner]


                                          By:___________________________________
                                             Name:
                                             Title:

Dated: ________________, ____

                                    EXHIBIT D

                            FORM OF CERTIFICATE FROM
                   ACQUIRING INSTITUTIONAL ACCREDITED INVESTOR

Outboard Marine Corporation
100 Sea Horse Drive
Waukegan, Illinois 60085

State Street Bank and Trust Company
Goodwin Square, 225 Asylum Street
Hartford, CT 06103

            Re: 10 3/4% Senior Notes due 2008

                  Reference is hereby made to the Indenture, dated as of May 27, 1998 (the "Indenture"), between Outboard Marine Corporation, as issuer (the "Company"), the Subsidiary Guarantors (as defined therein) and State Street Bank and Trust Company, as trustee. Capitalized terms used but not defined herein shall have the meanings given to them in the Indenture.

                  In connection with our proposed purchase of $____________ aggregate principal amount of:

            (a)   |_| a beneficial interest in a Global Note, or

            (b)   |_| a Definitive Note,

            we confirm that:

                  1. We understand that any subsequent transfer of the Notes or any interest therein is subject to certain restrictions and conditions set forth in the Indenture and the undersigned agrees to be bound by, and not to resell, pledge or otherwise transfer the Notes or any interest therein except in compliance with, such restrictions and conditions and the United States Securities Act of 1933, as amended (the "Securities Act").

                  2. We understand that the offer and sale of the Notes have not been registered under the Securities Act, and that the Notes and any interest therein may not be offered or sold except as permitted in the following sentence. We agree, on our own behalf and on behalf of any accounts for which we are acting as hereinafter stated, that if we should sell the Notes or any interest therein, we will do so only (A) to the Company or any subsidiary thereof, (B) in accordance with Rule 144A under the Securities Act to a "qualified institutional buyer" (as defined therein), (c) to an institutional "accredited investor" (as defined below) that, prior to such transfer, furnishes (or has furnished on its behalf by a U.S. broker-dealer) to you and to the Company a signed letter substantially in the form of this letter and , if such transfer is in respect of a principal amount of Notes, at the time of transfer of less than $250,000, an Opinion of Counsel in form reasonably acceptable to the Company to the effect that such transfer is in compliance with the Securities Act, (D) outside the United States in accordance with Rule 904 of Regulation S under the Securities Act, (E) pursuant to the provisions of Rule 144(k) under the Securities Act or (F) pursuant to an effective registration statement under the Securities Act, and we further agree to provide to any person purchasing the Definitive Note or beneficial interest in a Global Note from us in a transaction meeting the requirements of clauses (A) through (E) of this paragraph a notice advising such purchaser that resales thereof are restricted as stated herein.

                  3. We understand that, on any proposed resale of the Notes or beneficial interest therein, we will be required to furnish to you and the Company such certifications, legal opinions and other information as you and the Company may reasonably require to confirm that the proposed sale complies with the foregoing restrictions. We further understand that the Notes purchased by us will bear a legend to the foregoing effect. We further understand that any subsequent transfer by us of the Notes or beneficial interest therein acquired by us must be effected through one of the Placement Agents.

                  4. We are an institutional "accredited investor" (as defined in Rule 501(a)(1), (2), (3) or (7) of Regulation D under the Securities Act) and have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of our investment in the Notes, and we and any accounts for which we are acting are each able to bear the economic risk of our or its investment.

                  5. We are acquiring the Notes or beneficial interest therein purchased by us for our own account or for one or more accounts (each of which is an institutional "accredited investor") as to each of which we exercise sole investment discretion.

                  You and the Company are entitled to rely upon this letter and are irrevocably authorized to produce this letter or a copy hereof to any interested party in any administrative or legal proceedings or official inquiry with respect to the matters covered hereby.

                                      __________________________________________
                                         [Insert Name of Accredited Investor]


                                      By:_______________________________________
                                         Name:
                                         Title:

Dated: __________________, ____

                                    EXHIBIT E
                    FORM OF NOTATION OF SUBSIDIARY GUARANTEE

            For value received, each Subsidiary Guarantor (which term includes any successor Person under the Indenture) has, jointly and severally, unconditionally guaranteed, to the extent set forth in the Indenture and subject to the provisions in the Indenture dated as of May 27, 1998 (the "Indenture") among Outboard Marine Corporation, the Subsidiary Guarantors listed on Schedule I thereto and State Street Bank and Trust Company, as trustee (the "Trustee"),
(a) the due and punctual payment of the principal of, premium, if any, and interest on the Notes (as defined in the Indenture), whether at maturity, by acceleration, redemption or otherwise, the due and punctual payment of interest on overdue principal and premium, and, to the extent permitted by law, interest, and the due and punctual performance of all other obligations of the Company to the Holders or the Trustee all in accordance with the terms of the Indenture and
(b) in case of any extension of time of payment or renewal of any Notes or any of such other obligations, that the same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. The obligations of the Subsidiary Guarantors to the Holders of Notes and to the Trustee pursuant to the Subsidiary Guarantee and the Indenture are expressly set forth in Article 11 of the Indenture and reference is hereby made to the Indenture for the precise terms of the Subsidiary Guarantee.

                            (Signature Page Follows)

                                           OMC FISHING BOAT GROUP, INC.


                                           By:__________________________________
                                              Name:
                                              Title:

                                           OMC ALUMINUM BOAT GROUP, INC.


                                           By:__________________________________
                                              Name:
                                              Title:

                                           OMC RECREATIONAL BOAT GROUP, INC.


                                           By:__________________________________
                                              Name:
                                              Title:

                                           RECREATIONAL BOAT GROUP LIMITED
                                           PARTNERSHIP

                                           By: OMC Recreational Boat Group, Inc.
                                           Its: General Partner


                                           By:__________________________________
                                              Name:
                                              Title:

                                           OMC LATIN AMERICA/CARIBBEAN, INC.


                                           By:__________________________________


                                              Name:
                                              Title:

                                    EXHIBIT F
                         FORM OF SUPPLEMENTAL INDENTURE
                    TO BE DELIVERED BY SUBSEQUENT GUARANTORS

            SUPPLEMENTAL INDENTURE (this "Supplemental Indenture"), dated as of ________________, among __________________ (the "Guaranteeing Subsidiary"), a subsidiary of Outboard Marine Corporation (or its permitted successor), a Delaware corporation (the "Company"), the Company, the other Subsidiary Guarantors (as defined in the Indenture referred to herein), and State Street Bank and Trust Company as trustee under the indenture referred to below (the "Trustee").

                               W I T N E S S E T H

            WHEREAS, the Company has heretofore executed and delivered to the Trustee an indenture (the "Indenture"), dated as of May 27, 1998 providing for the issuance of an aggregate principal amount of up to $160.0 million of 10 3/4 Senior Notes due 2008 (the "Notes");

            WHEREAS, the Indenture provides that under certain circumstances the Guaranteeing Subsidiary shall execute and deliver to the Trustee a supplemental indenture pursuant to which the Guaranteeing Subsidiary shall unconditionally guarantee all of the Company's Obligations under the Notes and the Indenture on the terms and conditions set forth herein (the "Subsidiary Guarantee"); and

            WHEREAS, pursuant to Section 9.01 of the Indenture, the Trustee is authorized to execute and deliver this Supplemental Indenture.

            NOW THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt of which is hereby acknowledged, the Guaranteeing Subsidiary and the Trustee mutually covenant and agree for the equal and ratable benefit of the Holders of the Notes as follows:

            1. CAPITALIZED TERMS. Capitalized terms used herein without definition shall have the meanings assigned to them in the Indenture.

            2. AGREEMENT TO GUARANTEE. The Guaranteeing Subsidiary hereby agrees as follows:

            (a) Along with all Subsidiary Guarantors named in the Indenture, to jointly and severally Guarantee to each Holder of a Note authenticated and delivered by the Trustee and to the Trustee and its successors and assigns, irrespective of the validity and enforceability of the Indenture, the Notes or the obligations of the Company hereunder or thereunder, that:

                  (i) the principal of and interest on the Notes will be promptly paid in full when due, whether at maturity, by acceleration, redemption or otherwise, and interest on the overdue principal of and interest on the Notes, if any, if lawful, and all other obligations of the Company to the Holders or the Trustee hereunder or thereunder will be promptly paid in full or performed, all in accordance with the terms hereof and thereof; and

                  (ii) in case of any extension of time of payment or renewal of any Notes or any of such other obligations, that same will be promptly paid in full when due or performed in accordance with the terms of the extension or renewal, whether at stated maturity, by acceleration or otherwise. Failing payment when due of any amount so guaranteed or any performance so guaranteed for whatever reason, the Subsidiary Guarantors shall be jointly and severally obligated to pay the same immediately.

            (b) The obligations hereunder shall be unconditional, irrespective of the validity, regularity or enforceability of the Notes or the Indenture, the absence of any action to enforce the same, any waiver or consent by any Holder of the Notes with respect to any provisions hereof or thereof, the recovery of any judgment against the Company, any action to enforce the same or any other circumstance which might otherwise constitute a legal or equitable discharge or defense of a guarantor.

            (c) The following is hereby waived: diligence, presentment, demand of payment, filing of claims with a court in the event of insolvency or bankruptcy of the Company, any right to require a proceeding first against the Company, protest, notice and all demands whatsoever.

            (d) This Subsidiary Guarantee shall not be discharged except by complete performance of the obligations contained in the Notes and the Indenture.

            (e) If any Holder or the Trustee is required by any court or otherwise to return to the Company, the Subsidiary Guarantors, or any Custodian, Trustee, liquidator or other similar official acting in relation to either the Company or the Subsidiary Guarantors, any amount paid by either to the Trustee or such Holder, this Subsidiary Guarantee, to the extent theretofore discharged, shall be reinstated in full force and effect.

            (f) The Guaranteeing Subsidiary shall not be entitled to any right of subrogation in relation to the Holders in respect of any obligations guaranteed hereby until payment in full of all obligations guaranteed hereby.

            (g) As between the Subsidiary Guarantors, on the one hand, and the Holders and the Trustee, on the other hand, (x) the maturity of the obligations guaranteed hereby may be accelerated as provided in Article 6 of the Indenture for the purposes of this Subsidiary Guarantee, notwithstanding any stay, injunction or other prohibition preventing such acceleration in respect of the obligations guaranteed hereby, and (y) in the event of any declaration of acceleration of such obligations as provided in Article 6 of the Indenture, such obligations (whether or not due and payable) shall forthwith become due and payable by the Subsidiary Guarantors for the purpose of this Subsidiary Guarantee.

            (h) The Subsidiary Guarantors shall have the right to seek contribution from any non-paying Subsidiary Guarantor so long as the exercise of such right does not impair the rights of the Holders under the Subsidiary Guarantee.

            (i) Pursuant to Section 11.02 of the Indenture, after giving effect to any maximum amount and any other contingent and fixed liabilities that are relevant under any applicable Bankruptcy or fraudulent conveyance laws, and after giving effect to any collections from, rights to receive contribution from or payments made by or on behalf of any other Subsidiary Guarantor in respect of the obligations of such other Subsidiary Guarantor under Article 11 of the Indenture shall result in the obligations of such Subsidiary Guarantor under its Subsidiary Guarantee not constituting a fraudulent transfer or conveyance.

            3 EXECUTION AND DELIVERY. Each Guaranteeing Subsidiary agrees that the Subsidiary Guarantees shall remain in full force and effect notwithstanding any failure to endorse on each Note a notation of such Subsidiary Guarantee.

            4. GUARANTEEING SUBSIDIARY MAY CONSOLIDATE, ETC. ON CERTAIN TERMS.

      (a) The Guaranteeing Subsidiary may not consolidate with or merge with or into (whether or not such Subsidiary Guarantor is the surviving Person) another corporation, Person or entity whether or not affiliated with such Subsidiary Guarantor unless:

            (i) subject to Section 11.05 of the Indenture, the Person formed by or surviving any such consolidation or merger (if other than a Subsidiary Guarantor or the Company) unconditionally assumes all the obligations of such Subsidiary Guarantor, pursuant to a supplemental indenture in form and substance reasonably satisfactory to the Trustee, under the Notes, the Indenture and the Subsidiary Guarantee on the terms set forth herein or therein; and

            (ii) immediately after giving effect to such transaction, no Default or Event of Default exists.

      (b) In case of any such consolidation, merger, sale or conveyance and upon the assumption by the successor corporation, by supplemental indenture, executed and delivered to the Trustee and satisfactory in form to the Trustee, of the Subsidiary Guarantee endorsed upon the Notes and the due and punctual performance of all of the covenants and conditions of the Indenture to be performed by the Subsidiary Guarantor, such successor corporation shall succeed to and be substituted for the Subsidiary Guarantor with the same effect as if it had been named herein as a Subsidiary Guarantor. Such successor corporation thereupon may cause to be signed any or all of the Subsidiary Guarantees to be endorsed upon all of the Notes issuable hereunder which theretofore shall not have been signed by the Company and delivered to the Trustee. All the Subsidiary Guarantees so issued shall in all respects have the same legal rank and benefit under the

            Indenture as the Subsidiary Guarantees theretofore and thereafter issued in accordance with the terms of the Indenture as though all of such Subsidiary Guarantees had been issued at the date of the execution hereof.

            (c) Except as set forth in Articles 4 and 5 of the Indenture, and notwithstanding clauses (a) and (b) above, nothing contained in the Indenture or in any of the Notes shall prevent any consolidation or merger of a Subsidiary Guarantor with or into the Company or another Subsidiary Guarantor, or shall prevent any sale or conveyance of the property of a Subsidiary Guarantor as an entirety or substantially as an entirety to the Company or another Subsidiary Guarantor.

            5. RELEASES.

      (a) In the event of a sale or other disposition of all of the assets of any Subsidiary Guarantor, by way of merger, consolidation or otherwise, or a sale or other disposition of all to the capital stock of any Subsidiary Guarantor, then such Subsidiary Guarantor (in the event of a sale or other disposition, by way of merger, consolidation or otherwise, of all of the capital stock of such Subsidiary Guarantor) or the corporation acquiring the property (in the event of a sale or other disposition of all or substantially all of the assets of such Subsidiary Guarantor) will be released and relieved of any obligations under its Subsidiary Guarantee; provided that the Net Proceeds of such sale or other disposition are applied in accordance with the applicable provisions of the Indenture, including without limitation Section 4.10 of the Indenture. Upon delivery by the Company to the Trustee of an Officers' Certificate and an Opinion of Counsel to the effect that such sale or other disposition was made by the Company in accordance with the provisions of the Indenture, including without limitation Section
            4.10 of the Indenture, the Trustee shall execute any documents reasonably required in order to evidence the release of any Subsidiary Guarantor from its obligations under its Subsidiary Guarantee.

      (b) Any Subsidiary Guarantor not released from its obligations under its Subsidiary Guarantee shall remain liable for the full amount of principal of and interest on the Notes and for the other obligations of any Subsidiary Guarantor under the Indenture as provided in
            Article 11 of the Indenture.

            6. NO RECOURSE AGAINST OTHERS. No past, present or future director, officer, employee, incorporator, stockholder or agent of the Guaranteeing Subsidiary, as such, shall have any liability for any obligations of the Company or any Guaranteeing Subsidiary under the Notes, any Subsidiary Guarantees, the Indenture or this Supplemental Indenture or for any claim based on, in respect of, or by reason of, such obligations or their creation. Each Holder of the Notes by accepting a Note waives and releases all such liability. The waiver and release are part of the consideration for issuance of the Notes. Such waiver may not be effective to waive liabilities under the federal securities laws and it is the view of the Commission that such a waiver is against public policy.

            7. NEW YORK LAW TO GOVERN. THE INTERNAL LAW OF THE STATE OF NEW YORK SHALL GOVERN AND BE USED TO CONSTRUE THIS SUPPLEMENTAL INDENTURE BUT WITHOUT GIVING EFFECT TO APPLICABLE PRINCIPLES OF CONFLICTS OF LAW TO THE EXTENT THAT THE APPLICATION OF THE LAWS OF ANOTHER JURISDICTION WOULD BE REQUIRED THEREBY.

            8. COUNTERPARTS. The parties may sign any number of copies of this Supplemental Indenture. Each signed copy shall be an original, but all of them together represent the same agreement.

            9. EFFECT OF HEADINGS. The Section headings herein are for convenience only and shall not affect the construction hereof.

            10. THE TRUSTEE. The Trustee shall not be responsible in any manner whatsoever for or in respect of the validity or sufficiency of this Supplemental Indenture or for or in respect of the recitals contained herein, all of which recitals are made solely by the Guaranteeing Subsidiary and the Company.

            IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture to be duly executed and attested, all as of the date first above written.

                                              OUTBOARD MARINE CORPORATION


                                                 By:
                                                    ----------------------------
                                                 Name:
                                                 Title:

                                              OMC ALUMINUM BOAT GROUP, INC.


                                                 By:
                                                    ----------------------------
                                                 Name:
                                                 Title

                                              OMC FISHING BOAT GROUP, INC.


                                                 By:
                                                    ----------------------------
                                                 Name:
                                                 Title

                                              OMC RECREATIONAL BOAT GROUP, INC.


                                                 By:
                                                    ----------------------------
                                                 Name:
                                                 Title

                                              OMC LATIN AMERICA/CARIBBEAN, INC.


                                                 By:
                                                    ----------------------------
                                                 Name:
                                                 Title

                                          RECREATIONAL BOAT GROUP LIMITED
                                          PARTNERSHIP

                                          By: OMC RECREATIONAL BOAT GROUP, INC.,
                                          ITS GENERAL PARTNER


                                             By:
                                                --------------------------------
                                             Name:
                                             Title:

                                          [INSERT NAME OF GUARANTEEING
                                          SUBSIDIARY]


                                             By:
                                                --------------------------------
                                             Name:
                                             Title:

                                          STATE STREET BANK AND TRUST COMPANY,
                                             as Trustee


                                             By:
                                                --------------------------------
                                             Name:
                                             Title:

                                   SCHEDULE I

                        SCHEDULE OF SUBSIDIARY GUARANTORS

            The following schedule lists each Subsidiary Guarantor under the Indenture as of the Issue Date:

            OMC Aluminum Boat Group, Inc.

            OMC Fishing Boat Group, Inc.

            OMC Recreational Boat Group, Inc.

            OMC Latin America/Caribbean, Inc.

            Recreational Boat Group Limited Partnership

                                                           EXHIBIT 10(H)

EMPLOYMENT AGREEMENT


THIS EMPLOYMENT AGREEMENT, dated as of the _____ day of April, 1998 ("Effective Date"), is made and entered into by OUTBOARD MARINE
CORPORATION, a Delaware corporation (the "Company"), and [employee] (the "Employee").

WHEREAS, a change of control of the Company occurred on September 12, 1997, and the Company previously entered into an Amended and Restated Severance Agreement dated as of March 31, 1997 ("Severance Agreement") pursuant to which Employee was entitled to severance benefits if his employment with the Company was terminated under certain circumstances after such a change in control;

WHEREAS, benefits resulting from phantom stock granted under the OMC 1994 Long-Term Incentive Plan ("ERIP") are payable after a change in control of the Company if such payments are deductible by the Company and the deductibility of such payments depends upon the clarification or waiver of Employee's rights under the Severance Agreement and other arrangements; and

WHEREAS, the Company desires to modify the terms of Employee's continued employment with the Company and in connection therewith to terminate the Severance Agreement;

NOW, THEREFORE, Employee and the Company, in consideration of the mutual covenants contained herein, hereby agree as follows:

1. Employment. During the term of this Agreement, the Company shall employ Employee as [title] of the Company, and Employee shall perform services customarily associated with and incident to such position as may be reasonably determined from time to time by the President and Chief Executive Officer of the Company (the "CEO"). Employee shall also serve, upon the CEO's request and for no additional compensation, as an officer and/or director of any subsidiary of the Company. Employee shall perform his duties faithfully, diligently and to the best of his ability, subject to reasonable direction from the CEO. Employee shall devote his full and undivided business time and attention to his duties and responsibilities to the Company and its subsidiaries.

2. Term. The term of this Agreement (the "Term") shall commence as of the Effective Date and shall expire on the earlier of April 1, 2001, or Employee's death, Total Disability (as defined below) or attainment of age 65.

3. Base Salary. During the Term, the Company agrees to pay Employee an annual salary of $[salary] ("Base Salary") according to the Company's standard payroll practices and subject to review annually for possible increases at the Company's sole discretion.

4. Incentive Compensation. Employee shall be eligible to participate in the Company's Personal Rewards and Opportunities Program

     ("PROP") or other bonus or incentive compensation program applicable generally to similarly situated employees as a group in accordance with and subject to the terms thereof. The Compensation Committee of the Board of Directors of the Company ("Committee") shall determine in its sole discretion the amount of bonus or other incentive compensation for which Employee shall be eligible.

5.   Long and Short-Term Incentive Plan.

     a. The Company shall promptly pay to Employee in cash, the amount of $_____ (less all deductions required by law) which has been calculated as follows:

                              [#] ERIP shares at $18 per share:  $

          6% Interest from September 12, 1997 to April 1, 1998:   ______

                                                         Total:  $

     b. The Company shall make a grant under the PROP to Employee of [#] phantom stock units. The form of grant agreement for such units is attached hereto as Appendix A.

          The above payment and grant are in full satisfaction of all Employee's benefits and Company obligations under the ERIP.

     c. Employee acknowledges, agrees and consents to the termination of and his further participation in the Company's Employee Bonus Plan, Executive Equity Incentive Plan, and the OMC 1994 Long-Term Incentive Plan, and waives any and all claims arising from or relating to such plans and the change in control provisions under the retirement plans of the company as of September 12, 1997, except for the payments described expressly provided in this Agreement.

6. Vacation. Employee shall be entitled to [#] weeks of paid vacation time during each calendar year in accordance with the Company's vacation policy in effect from time to time.

7. Termination of Severance Agreement. Employee and Company hereby agree that the Severance Agreement shall be terminated and rendered null and void effective as of the Effective Date and that the Company shall not have any obligation and liability thereunder from and after such date. The Company and Employee agree that the Company at any time may, in its discretion, declare a bonus, in addition to Base Salary and payments under the PROP, payable to Employee by the Legal Expense Trust and credited against and not exceeding the balance of Employee's account under such Trust.

     This Agreement supersedes the Severance Agreement and accordingly the Company and Employee hereby agree that all of Employee's reasonable legal expenses (including attorney's fees at standard hourly rates only) that are incurred by Employee in negotiating, reviewing, amending and enforcing this Agreement shall be reimbursable by the Legal Expense Trust established by the Company in accordance with the terms thereof.

8. Legal Expense Trust and Attorney's Fees. If Employee commences a cause of action in accordance with Section 16 hereof to enforce any provision of or resolve any dispute arising under this Agreement after the Legal Expense Trust has been liquidated or Employee's account under such Trust has been exhausted, the Company shall reimburse Employee for reasonable costs incurred (including reasonable attorney's fees at standard hourly rates) by Employee to the extent, but only to the extent, Employee prevails in any such action.

9. Other Benefits. Employee shall be entitled to participate in the Company's retirement, group medical, disability, life insurance and other employee benefit programs generally applicable to similarly situated employees as a group in accordance with and subject to the terms thereof.

10. Termination of Employment. Subject to the further provisions of this Section, (i) the Company may terminate Employee's employment with the Company or any of its subsidiaries at any time for any or no reason and (ii) Employee may resign for Good Reason (as defined below) or for no reason. Upon the termination of employment with the Company for any reason, Employee shall be deemed, without the need to take further action, to have resigned all positions to which he had been appointed by the Company or any of its subsidiaries, including, but not limited to, his position as an officer and a director of the Company and any subsidiary thereof and as a member of any committee established by the Company or the Board, effective on the date of termination of employment.

     a. With Cause. The Company may terminate Employee's employment with the Company and its subsidiaries for cause (as defined below) upon 20 days' prior written notice to Employee; provided, however, that the Company may relieve Employee of his duties and responsibilities as of the date of such notice without such action constituting Good Reason (as defined below). Unless the notice of termination is withdrawn, the employment of Employee hereunder shall be terminated as of the date set forth in such notice and the Company shall pay Employee his accrued and unpaid Base Salary through such date of termination and have no further obligation to Employee hereunder. Employee's rights under the Company's employee benefit plans shall be determined in accordance with the terms of such plans.

          "Cause" means any act or any failure to act on the part of Employee during the Term which constitutes:

          (1) fraud, theft, embezzlement or similar crime against the Company or its affiliates,

          (2) willful misconduct in the performance of Employee's duties and responsibilities which results or could reasonably be expected to result in material damage to the Company or its assets, or a material liability of the Company,

          (3)  conviction of a felony,

          (4) willful and material breach of the employment agreement or other written agreement with the Company, and

          (5) willful failure to follow reasonable and good faith directions of the Chief Executive Officer or other manager more senior than Employee which are consistent with Employee's position, except for reasons beyond Employee's control.

          No act or omission shall be deemed to be "willful" if Employee reasonably believed such acts or omissions to be in the best interests of the Company.

     b. Without Cause or With Good Reason. The Company may terminate Employee's employment with the Company and its subsidiaries without Cause, or Employee may resign from such employment upon 20 days' prior written notice to the Company and with Good Reason. Unless the Company corrects or otherwise remedies the condition constituting Good Reason within such 20 days following receipt of such notice, upon any termination of employment of Employee pursuant to this
          Section 9b, the Company shall on the date his employment ends: (i) pay Employee his accrued and unpaid Base Salary as of the date of his termination of employment; (ii) make a lump sum payment in cash to Employee of $_____________, plus one times Base Pay in effect as of September 12, 1997; and
          (iii) provide Employee with outplacement services at an aggregate cost not to exceed 15% of Base Pay, in each case subject to all applicable tax withholding requirements. In addition, the Company shall continue for one year Employee's participation on the same basis as active employees in the group medical and life insurance plans in which he participated prior to the termination of his employment in accordance with the terms (other than eligibility) of such plans from time to time (but only to the extent that Employee is not receiving substantially the same benefits from another employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer). Employee shall have no obligation to mitigate "damages" by making efforts to secure other employment, nor will cash payments described under this Section 9b be offset by amounts earned through other employment.

          "Good Reason" means any of the following events occurring during the Term without Employee's consent:

          (1)  a change in Employee's title with the Company,

          (2) the assignment to Employee of any duties or responsibilities which are not commensurate with the Employee's title and position with the Company or any of its subsidiaries,

          (3)  a reduction in the Employee's salary,

          (4) a failure to provide Employee with employee benefits generally provided to similarly situated employees as a group,

          (5) a reduction in the Employee's annual target bonus opportunity from the target amount immediately prior to September 12, 1997, or

          (6) a change in Employee's principal location of work by more than 35 miles from the location thereof on September 12, 1997;

     provided, however, that the Employee must give the Company at least 20 days prior notice of his intent to resign for Good Reason and the Company shall have the right during the 20-day period after receipt of such notice to correct or otherwise remedy any alleged event constituting Good Reason.

     c. Death. This Agreement shall automatically terminate upon Employee's death; provided, however, that the Company shall pay to Employee's estate the Base Salary owed through the date of death and any Bonus for the fiscal year in which his death occurs, prorated for the number of full months Employee was employed during such fiscal year and subject to a determination by the Board, acting in good faith, that the performance criteria, if any, for such Bonus would be satisfied for such fiscal year.

     d. Disability. This Agreement shall automatically terminate and Employee's employment with the Company shall end upon Employee's Total Disability. The Company shall pay to Employee his Base Salary through the date on which he is determined to have a Total Disability and any Bonus for the fiscal year in which his Total Disability occurs, prorated for the number of full months Employee was employed during such fiscal year, in same manner and subject to the same conditions as applicable to employees generally (except individual performance objectives for Employee shall be disregarded in favor of the generally applicable objectives); provided, however, that the Company shall only be required to pay such amounts to Employee that are not covered by long-term disability payments, if any, to Employee pursuant to any long-term disability insurance policy or benefit plan of the Company.
          "Total Disability" shall mean any mental or physical condition that (i) prevents Employee from reasonably discharging his services and employment duties hereunder,
          (ii) is attested to in writing by a physician mutually acceptable to Employee and the Company, and (iii) continues, for any one or related condition, during any period of three
          (3) consecutive months or for a period aggregating six (6) months in any twelve-month period. Total Disability shall be deemed to have occurred on the last day of such applicable three- or six-month period.

11.  Confidentiality; Ownership.

     (a) Employee agrees that he shall forever keep secret and retain in strictest confidence and not divulge, disclose, discuss, copy or otherwise use or suffer to be used in any manner, except in connection with the business of the Company and the businesses of any of its subsidiaries or affiliates, any "Protected Information" in any "Unauthorized" manner or for any Unauthorized purpose (as such terms are hereinafter defined).

          (i) "Protected Information" means trade secrets, confidential or proprietary information and all other knowledge, know-how, information, documents or mater-ials owned, developed or possessed by the Company or any of its subsidiaries or affiliates, whether in tangible or intangible form, pertaining to the business of the Company or the businesses of any of its subsidiaries or affiliates, including, but not limited to, research and development operations, systems, data bases, computer programs and software, designs, models, operating procedures, knowledge of the organization, products (including prices, costs, sales or content), processes, formulas, techniques, machinery, contracts, financial information or measures, business methods, business plans, details of consultant contracts, new personnel acquisition plans, business acquisition plans, customer lists, business relationships and other information owned, developed or possessed by the Company or its subsidiaries or affiliates, except as required in the course of performing duties hereunder; provided that Protected Information shall not include information that becomes generally known to the public or the trade without violation of this Section.

          (ii) "Unauthorized" means: (A) in contravention of the policies or procedures of the Company or any of its subsidiaries or affiliates; (B) otherwise inconsistent with the measures taken by the Company or any of its subsidiaries or affiliates to protect their interests in any Protected Information; (C) in contravention of any lawful instruction or directive, either written or oral, of an employee of the Company or any of its subsidiaries or affiliates empowered to issue such instruction or directive; or (D) in contravention of any duty existing under law or contract. Notwithstanding anything to the contrary contained in this Section, Employee may disclose any Protected Information to the extent required by court order or decree or by the rules and regulations of a governmen-tal agency or as otherwise required by law; provided that Employee shall provide the Company with prompt notice of such required disclosure in advance thereof so that the Company may seek an appropriate protective order in respect of such required disclosure.

     (b) Employee acknowledges that all developments, including, without limitation, inventions (patentable or otherwise), discoveries, formulas, improvements, patents, trade secrets, designs, reports, computer software, flow charts and diagrams, procedures, data, documentation, ideas and writings and applications thereof relating to the business or planned business of the Company or any of its subsidiaries or affiliates that, alone or jointly with others, Employee may conceive, create, make, develop, reduce to practice or acquire during the Term (collectively, the "Developments") are works made for hire and shall remain the sole and exclusive property of the Company and Employee hereby assigns to the Company, in partial consideration of his Base Salary, all of his right, title and interest in and to all such Developments. Employee shall promptly and fully disclose all future material Developments to the Board and, at any time upon request and at the expense of the Company, shall execute, acknowledge and deliver to the Company all instruments that the Company shall prepare, give evidence and take all other actions that are necessary or desirable in the reasonable opinion of the Company to enable the Company to file and prosecute applications for and to acquire, maintain and enforce all letters, patent and trademark registrations or copyrights covering the Develop-ments in all countries in which the same are deemed necessary by the Company. All memoranda, notes, lists, drawings, records, files, computer tapes, programs, software, source and programming narratives and other docu-mentation (and all copies thereof) made or compiled by Employee or made available to Employee concerning the Developments or otherwise concerning the business or planned business of the Company or any of its subsidiaries or affiliates shall be the property of the Company or such sub-sidiaries or affiliates and shall be delivered to the Company or such subsidiaries or affiliates promptly upon the expiration or termination of the Term.

     (c) The provisions of this Section shall, without any limitation as to time, survive the expiration or termination of Employee's employment hereunder, irrespective of the reason for any termination.

12. Covenant Not to Compete. Employee agrees that during the Term and for a period of one year commencing upon the expiration or termination of Employee's employment hereunder (the "Non-Compete Period"), Employee shall not, directly or indirectly, without the prior written consent of the Company:

     (a) solicit, entice, persuade or induce any employee, consul-tant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent con-tractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 11(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six (6) months preceding any solicitation in question); or

     (b) directly or indirectly engage, participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any person, firm, corporation or other business enterprise, wherever located, which is engaged, directly or indirectly, in competition with the Company's business or the businesses of its subsidiaries or affiliates as conducted or any business proposed to be conducted at the time of the expiration or termination of Employee's employment hereunder; provided, however, that nothing in this Section 11(b) shall be construed to preclude Employee from making any investments in the securities of any business enterprise whether or not engaged in competition with the Company or any of its subsidiaries or affiliates, to the extent that such securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggre-gate voting power of such business enterprise.

13. Specific Performance. Employee acknowledges that the services to be rendered by Employee are of a special, unique and extraordinary character and, in connection with such services, Employee will have access to confidential information vital to the Company's business and the businesses of its subsidiaries and affiliates.
     By reason of this, Employee consents and agrees that if Employee violates any of the provisions of Sections 10 or 11 hereof, the Company and its subsidiaries and affiliates would sustain irreparable injury and that monetary damages would not provide adequate remedy to the Company and that the Company shall be entitled to have Section 10 or 11 hereof specifically enforced by any court having equity jurisdiction. Nothing contained herein shall be construed as prohibiting the Company or any of its subsidiaries or affiliates from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages from Employee.

14. Assignment. The obligations of Employee may not be delegated and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to Employee hereunder, Employee may not assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest herein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Employee agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and be binding upon any successor to the Company. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise acquires all or a material part of the assets of the Company.

15. Amendment. This Agreement may not be altered, modified or amended except by written instrument signed by each of the Company and Employee.

16.  Governing Law; Arbitration.

     This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the principles of conflict of laws of such State. Any action to compel arbitration hereunder shall be brought in the State Court of Illinois sitting in Cook County, Illinois.

     In the event of disputes between the parties with respect to the terms and conditions of this Agreement, such disputes shall be resolved by and through an arbitration proceeding to be conducted under the auspices of the American Arbitration Association (or any like organization successor thereto) in Chicago, Illinois. Such arbitration proceeding shall be conducted pursuant to the commer-cial arbitration rules (formal or informal) of the American Arbitration Association in as expedited a manner as is then permitted by such rules (the "Arbitration"). Both the foregoing agreement of the parties to arbitrate any and all such claims, and the results, determination, finding, judgment and/or award rendered through such Arbitration, shall be final and binding on the parties hereto and may be specifically enforced by legal proceedings.

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

17. Deductions. The Company shall deduct from any compensation payable to Employee the sums which it is required by applicable law to deduct, including, but not limited to, federal and, if applicable, state withholding taxes, social security taxes and state disability insurance.

18. Entire Agreement. This Agreement (together with the agreements and instruments to be executed as contemplated hereby, the form of which are attached hereto as appendices) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the parties hereto with respect to such subject matter.

19. No Conflict. Employee represents and warrants that the execution, delivery and performance of this Agreement by Employee will not violate any agreement, undertaking or covenant to which Employee is party or is otherwise bound. Employee represents and warrants that he does not possess any confidential or proprietary documents or other written materials from his current or any former employer.

20. Notices. Any notice to be given hereunder by either party to the other shall be sufficiently given if in writing and delivered in person, transmitted by telecopier or sent by registered or certified mail (postage prepaid and return receipt requested) or recognized overnight delivery service (postage prepaid) addressed as follows, or to such other address or telecopier number as either party may notify to the other in accordance with this paragraph:

               (i)  if to the Company:

                    Outboard Marine Corporation
                    100 Sea Horse Drive
                    Waukegan, Illinois  60085
                    Telecopier No: (847) 689-6006
                    Attn:  President and Chief Executive Officer

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
                    Telecopier No: (847) 689-5371
                    Attn: [employee]

     A notice will be effective (i) if delivered in person or by overnight courier, on the business day it is delivered, (ii) if transmitted by telecopier, on the business day of actual confirmed receipt by the addressee thereof, and (iii) if sent by registered or certified mail, three (3) business days after dispatch.

21. Section Headings. The section headings contained in this Agreement are for reference purpose only and shall not affect in any way the meaning or interpretation of this Agreement.

22. Survival of Provisions. The provisions of Sections 5, 7, 8, 10, 11 and 12 shall survive the termination or expiration of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Employment Agreement as of the day and year first above written.

OUTBOARD MARINE CORPORATION   EMPLOYEE


By:____________________________________  ___________________________________

  David D. Jones, Jr.                    [employee]
  President and Chief Executive Officer

                                                           EXHIBIT 10(I)1

                    EMPLOYMENT AGREEMENT


THIS EMPLOYMENT AGREEMENT, dated as of the _____ day of April, 1998 ("Effective Date"), is made and entered into by OUTBOARD MARINE
CORPORATION, a Delaware corporation (the "Company"), and [employee] (the "Employee").

WHEREAS, a change of control of the Company occurred on September 12, 1997, and the Company previously entered into an Amended and Restated Severance Agreement dated as of March 31, 1997 ("Severance Agreement") pursuant to which Employee was entitled to severance benefits if his employment with the Company was terminated under certain circumstances after such a change in control;

WHEREAS, benefits resulting from phantom stock granted under the OMC 1994 Long-Term Incentive Plan ("ERIP") are payable after a change in control of the Company if such payments are deductible by the Company, and the deductibility of such payments depends upon the clarification or waiver of Employee's rights under the Severance Agreement and other arrangements; and

WHEREAS, the Company desires to modify the terms of Employee's continued employment with the Company and in connection therewith to terminate the Severance Agreement;

NOW, THEREFORE, Employee and the Company, in consideration of the mutual covenants contained herein, hereby agree as follows:

1. Employment. During the term of this Agreement, the Company shall employ Employee as [title] of the Company, and Employee shall perform services customarily associated with and incident to such position as may be reasonably determined from time to time by the President and Chief Executive Officer of the Company (the "CEO"). Employee shall also serve, upon the CEO's request and for no additional compensation, as an officer and/or director of any subsidiary of the Company. Employee shall perform his duties faithfully, diligently and to the best of his ability, subject to reasonable direction from the CEO. Employee shall devote his full and undivided business time and attention to his duties and responsibilities to the Company and its subsidiaries.

2. Term. The term of this Agreement (the "Term") shall commence as of the Effective Date and shall expire on the earlier of April 1, 2001, or Employee's death, Total Disability (as defined below) or attainment of age 65.

3. Base Salary. During the Term, the Company agrees to pay Employee an annual salary of $[salary] ("Base Salary") according to the Company's standard payroll practices and subject to review annually for possible increases at the Company's sole discretion.

4. Incentive Compensation. Employee shall be eligible to participate in the Company's Personal Rewards and Opportunities Program

     ("PROP") or other bonus or incentive compensation program applicable generally to similarly situated employees as a group in accordance with and subject to the terms thereof. The Compensation Committee of the Board of Directors of the Company ("Committee") shall determine in its sole discretion the amount of bonus or other incentive compensation for which Employee shall be eligible.

5.   Long and Short-Term Incentive Plan.

     a.   The Company shall promptly pay to Employee in cash, the
          amount of $          (less all deductions required by law)
          which has been calculated as follows:

                              [#] ERIP shares at $18 per share:  $
          6% Interest from September 12, 1997 to April 1, 1998:   ______
                                                         Total:  $

          Payment of the above amount is in full satisfaction of all Employee's benefits and Company obligations under the ERIP.

     b. Employee acknowledges, agrees and consents to the termination of and his further participation in the Company's Employee Bonus Plan, Executive Equity Incentive Plan, and the OMC 1994 Long-Term Incentive Plan, and waives any and all claims arising from or relating to such plans and the change in control provisions under the retirement plans of the Company as of September 12, 1997, except for the payments described expressly provided in this Agreement.

6. Vacation. Employee shall be entitled to [#] weeks of paid vacation time during each calendar year in accordance with the Company's vacation policy in effect from time to time.

7. Termination of Severance Agreement. Employee and Company hereby agree that the Severance Agreement shall be terminated and rendered null and void effective as of the Effective Date and that the Company shall not have any obligation and liability thereunder from and after such date. The Company and Employee agree that the Company at any time may, in its discretion, declare a bonus, in addition to Base Salary and payments under the PROP, payable to Employee by the Legal Expense Trust and credited against and not exceeding the balance of Employee's account under such Trust.

     This Agreement supersedes the Severance Agreement and accordingly the Company and Employee hereby agree that all of Employee's reasonable legal expenses (including attorney's fees at standard hourly rates only) that are incurred by Employee in negotiating, reviewing, amending and enforcing this Agreement shall be reimbursable by the Legal Expense Trust established by the Company in accordance with the terms thereof.

8. Legal Expense Trust and Attorney's Fees. If Employee commences a cause of action in accordance with Section 16 hereof to enforce any provision of or resolve any dispute arising under this Agreement after the Legal Expense Trust has been liquidated or

     Employee's account under such Trust has been exhausted, the Company shall reimburse Employee for reasonable costs incurred (including reasonable attorney's fees at standard hourly rates) by Employee to the extent, but only to the extent, Employee prevails in any such action.

9. Other Benefits. Employee shall be entitled to participate in the Company's retirement, group medical, disability, life insurance and other employee benefit programs generally applicable to similarly situated employees as a group in accordance with and subject to the terms thereof.

10. Termination of Employment. Subject to the further provisions of this Section, (i) the Company may terminate Employee's employment with the Company or any of its subsidiaries at any time for any or no reason and (ii) Employee may resign for Good Reason (as defined below) or for no reason. Upon the termination of employment with the Company for any reason, Employee shall be deemed, without the need to take further action, to have resigned all positions to which he had been appointed by the Company or any of its subsidiaries, including, but not limited to, his position as an officer and a director of the Company and any subsidiary thereof and as a member of any committee established by the Company or the Board, effective on the date of termination of employment.

     a. With Cause. The Company may terminate Employee's employment with the Company and its subsidiaries for cause (as defined below) upon 20 days' prior written notice to Employee; provided, however, that the Company may relieve Employee of his duties and responsibilities as of the date of such notice without such action constituting Good Reason (as defined below). Unless the notice of termination is withdrawn, the employment of Employee hereunder shall be terminated as of the date set forth in such notice and the Company shall pay Employee his accrued and unpaid Base Salary through such date of termination and have no further obligation to Employee hereunder. Employee's rights under the Company's employee benefit plans shall be determined in accordance with the terms of such plans.

          "Cause" means any act or any failure to act on the part of Employee during the Term which constitutes:

          (1) fraud, theft, embezzlement or similar crime against the Company or its affiliates,

          (2) willful misconduct in the performance of Employee's duties and responsibilities which results or could reasonably be expected to result in material damage to the Company or its assets, or a material liability of the Company,

          (3)  conviction of a felony,

          (4) willful and material breach of the employment agreement or other written agreement with the Company, and

          (5) willful failure to follow reasonable and good faith directions of the Chief Executive Officer or other manager more senior than Employee which are consistent with Employee's position, except for reasons beyond Employee's control.

          No act or omission shall be deemed to be "willful" if Employee reasonably believed such acts or omissions to be in the best interests of the Company.

     b. Without Cause or With Good Reason. The Company may terminate Employee's employment with the Company and its subsidiaries without Cause, or Employee may resign from such employment upon 20 days' prior written notice to the Company and with Good Reason. Unless the Company corrects or otherwise remedies the condition constituting Good Reason within such 20 days following receipt of such notice, upon any termination of employment of Employee pursuant to this
          Section 9b, the Company shall on the date his employment ends: (i) pay Employee his accrued and unpaid Base Salary as of the date of his termination of employment; (ii) make a
          lump sum payment in cash to Employee of $           , plus
          one times Base Pay in effect as of September 12, 1997; and
          (iii) provide Employee with outplacement services at an aggregate cost not to exceed 15% of Base Pay, in each case subject to all applicable tax withholding requirements. In addition, the Company shall continue for one year Employee's participation on the same basis as active employees in the group medical and life insurance plans in which he participated prior to the termination of his employment in accordance with the terms (other than eligibility) of such plans from time to time (but only to the extent that Employee is not receiving substantially the same benefits from another employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer). Employee shall have no obligation to mitigate "damages" by making efforts to secure other employment, nor will cash payments described under this Section 9b be offset by amounts earned through other employment.

          "Good Reason" means any of the following events occurring during the Term without Employee's consent:

          (1)  a change in Employee's title with the Company,

          (2) the assignment to Employee of any duties or responsibilities which are not commensurate with the Employee's title and position with the Company or any of its subsidiaries,

          (3)  a reduction in the Employee's salary,

          (4) a failure to provide Employee with employee benefits generally provided to similarly situated employees as a group,

          (5) a reduction in the Employee's annual target bonus opportunity from the target amount immediately prior to September 12, 1997, or

          (6) a change in Employee's principal location of work by more than 35 miles from the location thereof on September 12, 1997;

     provided, however, that the Employee must give the Company at least 20 days prior notice of his intent to resign for Good Reason and the Company shall have the right during the 20-day period after receipt of such notice to correct or otherwise remedy any alleged event constituting Good Reason.

     c. Death. This Agreement shall automatically terminate upon Employee's death; provided, however, that the Company shall pay to Employee's estate the Base Salary owed through the date of death and any Bonus for the fiscal year in which his death occurs, prorated for the number of full months Employee was employed during such fiscal year and subject to a determination by the Board, acting in good faith, that the performance criteria, if any, for such Bonus would be satisfied for such fiscal year.

     d. Disability. This Agreement shall automatically terminate and Employee's employment with the Company shall end upon Employee's Total Disability. The Company shall pay to Employee his Base Salary through the date on which he is determined to have a Total Disability and any Bonus for the fiscal year in which his Total Disability occurs, prorated for the number of full months Employee was employed during such fiscal year, in same manner and subject to the same conditions as applicable to employees generally (except individual performance objectives for Employee shall be disregarded in favor of the generally applicable objectives); provided, however, that the Company shall only be required to pay such amounts to Employee that are not covered by long-term disability payments, if any, to Employee pursuant to any long-term disability insurance policy or benefit plan of the Company.
          "Total Disability" shall mean any mental or physical condition that (i) prevents Employee from reasonably discharging his services and employment duties hereunder,
          (ii) is attested to in writing by a physician mutually acceptable to Employee and the Company, and (iii) continues, for any one or related condition, during any period of three
          (3) consecutive months or for a period aggregating six (6) months in any twelve-month period. Total Disability shall be deemed to have occurred on the last day of such applicable three- or six-month period.

11.  Confidentiality; Ownership.

     (a) Employee agrees that he shall forever keep secret and retain in strictest confidence and not divulge, disclose, discuss, copy or otherwise use or suffer to be used in any manner, except in connection with the business of the Company and the businesses of any of its subsidiaries or affiliates, any "Protected Information" in any "Unauthorized" manner or for any Unauthorized purpose (as such terms are hereinafter defined).

          (i) "Protected Information" means trade secrets, confidential or proprietary information and all other knowledge, know-how, information, documents or mater-ials owned, developed or possessed by the Company or any of its subsidiaries or affiliates, whether in tangible or intangible form, pertaining to the business of the Company or the businesses of any of its subsidiaries or affiliates, including, but not limited to, research and development operations, systems, data bases, computer programs and software, designs, models, operating procedures, knowledge of the organization, products (including prices, costs, sales or content), processes, formulas, techniques, machinery, contracts, financial information or measures, business methods, business plans, details of consultant contracts, new personnel acquisition plans, business acquisition plans, customer lists, business relationships and other information owned, developed or possessed by the Company or its subsidiaries or affiliates, except as required in the course of performing duties hereunder; provided that Protected Information shall not include information that becomes generally known to the public or the trade without violation of this Section.

          (ii) "Unauthorized" means: (A) in contravention of the policies or procedures of the Company or any of its subsidiaries or affiliates; (B) otherwise inconsistent with the measures taken by the Company or any of its subsidiaries or affiliates to protect their interests in any Protected Information; (C) in contravention of any lawful instruction or directive, either written or oral, of an employee of the Company or any of its subsidiaries or affiliates empowered to issue such instruction or directive; or (D) in contravention of any duty existing under law or contract. Notwithstanding anything to the contrary contained in this Section, Employee may disclose any Protected Information to the extent required by court order or decree or by the rules and regulations of a governmen-tal agency or as otherwise required by law; provided that Employee shall provide the Company with prompt notice of such required disclosure in advance thereof so that the Company may seek an appropriate protective order in respect of such required disclosure.

     (b) Employee acknowledges that all developments, including, without limitation, inventions (patentable or otherwise), discoveries, formulas, improvements, patents, trade secrets, designs, reports, computer software, flow charts and diagrams, procedures, data, documentation, ideas and writings and applications thereof relating to the business or planned business of the Company or any of its subsidiaries or affiliates that, alone or jointly with others, Employee may conceive, create, make, develop, reduce to practice or acquire during the Term (collectively, the "Developments") are works made for hire and shall remain the sole and exclusive property of the Company and Employee hereby assigns to the Company, in partial consideration of his Base Salary, all of his right, title and interest in and to all such Developments. Employee shall promptly and fully disclose all future material Developments to the Board and, at any time upon request and at the expense of the Company, shall execute, acknowledge and deliver to the Company all instruments that the Company shall prepare, give evidence and take all other actions that are necessary or desirable in the reasonable opinion of the Company to enable the Company to file and prosecute applications for and to acquire, maintain and enforce all letters, patent and trademark registrations or copyrights covering the Develop-ments in all countries in which the same are deemed necessary by the Company. All memoranda, notes, lists, drawings, records, files, computer tapes, programs, software, source and programming narratives and other docu-mentation (and all copies thereof) made or compiled by Employee or made available to Employee concerning the Developments or otherwise concerning the business or planned business of the Company or any of its subsidiaries or affiliates shall be the property of the Company or such sub-sidiaries or affiliates and shall be delivered to the Company or such subsidiaries or affiliates promptly upon the expiration or termination of the Term.

     (c) The provisions of this Section shall, without any limitation as to time, survive the expiration or termination of Employee's employment hereunder, irrespective of the reason for any termination.

12. Covenant Not to Compete. Employee agrees that during the Term and for a period of one year commencing upon the expiration or termination of Employee's employment hereunder (the "Non-Compete Period"), Employee shall not, directly or indirectly, without the prior written consent of the Company:

     (a) solicit, entice, persuade or induce any employee, consul-tant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent con-tractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 11(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six (6) months preceding any solicitation in question); or

     (b) directly or indirectly engage, participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any person, firm, corporation or other business enterprise, wherever located, which is engaged, directly or indirectly, in competition with the Company's business or the businesses of its subsidiaries or affiliates as conducted or any business proposed to be conducted at the time of the expiration or termination of Employee's employment hereunder; provided, however, that nothing in this Section 11(b) shall be construed to preclude Employee from making any investments in the securities of any business enterprise whether or not engaged in competition with the Company or any of its subsidiaries or affiliates, to the extent that such securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggre-gate voting power of such business enterprise.

13. Specific Performance. Employee acknowledges that the services to be rendered by Employee are of a special, unique and extraordinary character and, in connection with such services, Employee will have access to confidential information vital to the Company's business and the businesses of its subsidiaries and affiliates.
     By reason of this, Employee consents and agrees that if Employee violates any of the provisions of Sections 10 or 11 hereof, the Company and its subsidiaries and affiliates would sustain irreparable injury and that monetary damages would not provide adequate remedy to the Company and that the Company shall be entitled to have Section 10 or 11 hereof specifically enforced by any court having equity jurisdiction. Nothing contained herein shall be construed as prohibiting the Company or any of its subsidiaries or affiliates from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages from Employee.

14. Assignment. The obligations of Employee may not be delegated and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to Employee hereunder, Employee may not assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest herein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Employee agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and be binding upon any successor to the Company. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise acquires all or a material part of the assets of the Company.

15. Amendment. This Agreement may not be altered, modified or amended except by written instrument signed by each of the Company and Employee.

16.  Governing Law; Arbitration.

     This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the principles of conflict of laws of such State. Any action to compel arbitration hereunder shall be brought in the State Court of Illinois sitting in Cook County, Illinois.

     In the event of disputes between the parties with respect to the terms and conditions of this Agreement, such disputes shall be resolved by and through an arbitration proceeding to be conducted under the auspices of the American Arbitration Association (or any like organization successor thereto) in Chicago, Illinois. Such arbitration proceeding shall be conducted pursuant to the commer-cial arbitration rules (formal or informal) of the American Arbitration Association in as expedited a manner as is then permitted by such rules (the "Arbitration"). Both the foregoing agreement of the parties to arbitrate any and all such claims, and the results, determination, finding, judgment and/or award rendered through such Arbitration, shall be final and binding on the parties hereto and may be specifically enforced by legal proceedings.

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

17. Deductions. The Company shall deduct from any compensation payable to Employee the sums which it is required by applicable law to deduct, including, but not limited to, federal and, if applicable, state withholding taxes, social security taxes and state disability insurance.

18. Entire Agreement. This Agreement (together with the agreements and instruments to be executed as contemplated hereby, the form of which are attached hereto as appendices) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the parties hereto with respect to such subject matter.

19. No Conflict. Employee represents and warrants that the execution, delivery and performance of this Agreement by Employee will not violate any agreement, undertaking or covenant to which Employee is party or is otherwise bound. Employee represents and warrants that he does not possess any confidential or proprietary documents or other written materials from his current or any former employer.

20. Notices. Any notice to be given hereunder by either party to the other shall be sufficiently given if in writing and delivered in person, transmitted by telecopier or sent by registered or certified mail (postage prepaid and return receipt requested) or recognized overnight delivery service (postage prepaid) addressed as follows, or to such other address or telecopier number as either party may notify to the other in accordance with this paragraph:

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
                    Attn:  Gary K. Duberstein

               (ii) if to Employee:

                    Outboard Marine Corporation
                    300 Sea Horse Drive
                    Waukegan, IL 60085
                    Attn: [employee]


     A notice will be effective (i) if delivered in person or by overnight courier, on the business day it is delivered, (ii) if transmitted by telecopier, on the business day of actual confirmed receipt by the addressee thereof, and (iii) if sent by registered or certified mail, three (3) business days after dispatch.

21. Section Headings. The section headings contained in this Agreement are for reference purpose only and shall not affect in any way the meaning or interpretation of this Agreement.

22. Survival of Provisions. The provisions of Sections 5, 7, 8, 10, 11 and 12 shall survive the termination or expiration of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Employment Agreement as of the day and year first above written.

OUTBOARD MARINE CORPORATION   EMPLOYEE


By:___________________________________   ___________________________

  David D. Jones, Jr.                    [employee]
  President and Chief Executive Officer

                                                           EXHIBIT 10(I)2

                    EMPLOYMENT AGREEMENT


THIS EMPLOYMENT AGREEMENT, dated as of the _____ day of April, 1998 ("Effective Date"), is made and entered into by OUTBOARD MARINE
CORPORATION, a Delaware corporation (the "Company"), and [employee] (the "Employee").

WHEREAS, a change of control of the Company occurred on September 12, 1997, and the Company previously entered into an Amended and Restated Severance Agreement dated as of March 31, 1997 ("Severance Agreement") pursuant to which Employee was entitled to severance benefits if his employment with the Company was terminated under certain circumstances after such a change in control;

WHEREAS, the Company desires to modify the terms of Employee's continued employment with the Company and in connection therewith to terminate the Severance Agreement;

NOW, THEREFORE, Employee and the Company, in consideration of the mutual covenants contained herein, hereby agree as follows:

1. Employment. During the term of this Agreement, the Company shall employ Employee as [title] of the Company, and Employee shall perform services customarily associated with and incident to such position as may be reasonably determined from time to time by the Chief Executive Officer of the Company (the "CEO"). Employee shall also serve, upon the CEO's request and for no additional compensation, as an officer and/or director of any subsidiary of the Company. Employee shall perform his duties faithfully, diligently and to the best of his ability, subject to reasonable direction from the CEO. Employee shall devote his full and undivided business time and attention to his duties and responsibilities to the Company and its subsidiaries.

2. Term. The term of this Agreement (the "Term") shall commence as of the Effective Date and shall expire on the earlier of April 1, 2001, or Employee's death, Total Disability (as defined below) or attainment of age 65.

3. Base Salary. During the Term, the Company agrees to pay Employee an annual salary of $[salary] ("Base Salary") according to the Company's standard payroll practices and subject to review annually for possible increases at the Company's sole discretion.

4. Incentive Compensation. Employee shall be eligible to participate in the Company's Personal Rewards and Opportunities Program ("PROP") or other bonus or incentive compensation program applicable generally to similarly situated employees as a group in accordance with and subject to the terms thereof. The Compensation Committee of the Board of Directors of the Company ("Committee") shall determine in its sole discretion the amount of bonus or other incentive compensation for which Employee shall be eligible.

5.   Long and Short-Term Incentive Plan.

     a. The Company shall make a grant under the PROP to Employee of [#] phantom stock units. The form of grant agreement for such units is attached hereto as Appendix A.

     b. Employee acknowledges, agrees and consents to the termination of and his further participation in the Company's Employee Bonus Plan, Executive Equity Incentive Plan, and the OMC 1994 Long-Term Incentive Plan, and waives any and all claims arising from or relating to such plans and the change in control provisions under the retirement plans of the company as of September 12, 1997, except for the payments described expressly provided in this Agreement.

6. Vacation. Employee shall be entitled to [#] weeks of paid vacation time during each calendar year in accordance with the Company's vacation policy in effect from time to time.
7. Termination of Severance Agreement. Employee and Company hereby agree that the Severance Agreement shall be terminated and rendered null and void effective as of the Effective Date and that the Company shall not have any obligation and liability thereunder from and after such date. The Company and Employee agree that the Company at any time may, in its discretion, declare a bonus, in addition to Base Salary and payments under the PROP, payable to Employee by the Legal Expense Trust and credited against and not exceeding the balance of Employee's account under such Trust.

     This Agreement supersedes the Severance Agreement and accordingly the Company and Employee hereby agree that all of Employee's reasonable legal expenses (including attorney's fees at standard hourly rates only) that are incurred by Employee in negotiating, reviewing, amending and enforcing this Agreement shall be reimbursable by the Legal Expense Trust established by the Company in accordance with the terms thereof.

8. Legal Expense Trust and Attorney's Fees. If Employee commences a cause of action in accordance with Section 16 hereof to enforce any provision of or resolve any dispute arising under this Agreement after the Legal Expense Trust has been liquidated or Employee's account under such Trust has been exhausted, the Company shall reimburse Employee for reasonable costs incurred (including reasonable attorney's fees at standard hourly rates) by Employee to the extent, but only to the extent, Employee prevails in any such action.

9. Other Benefits. Employee shall be entitled to participate in the Company's retirement, group medical, disability, life insurance and other employee benefit programs generally applicable to similarly situated employees as a group in accordance with and subject to the terms thereof.

10. Termination of Employment. Subject to the further provisions of this Section, (i) the Company may terminate Employee's employment with the Company or any of its subsidiaries at any time for any or no reason and (ii) Employee may resign for Good Reason (as defined below) or for no reason. Upon the termination of employment with the Company for any reason, Employee shall be deemed, without the need to take further action, to have resigned all positions to which he had been appointed by the Company or any of its subsidiaries, including, but not limited to, his position as an officer and a director of the Company and any subsidiary thereof and as a member of any committee established by the Company or the Board, effective on the date of termination of employment.

     a. With Cause. The Company may terminate Employee's employment with the Company and its subsidiaries for cause (as defined below) upon 20 days' prior written notice to Employee; provided, however, that the Company may relieve Employee of his duties and responsibilities as of the date of such notice without such action constituting Good Reason (as defined below). Unless the notice of termination is withdrawn, the employment of Employee hereunder shall be terminated as of the date set forth in such notice and the Company shall pay Employee his accrued and unpaid Base Salary through such date of termination and have no further obligation to Employee hereunder. Employee's rights under the Company's employee benefit plans shall be determined in accordance with the terms of such plans.

          "Cause" means any act or any failure to act on the part of Employee during the Term which constitutes:

          (1) fraud, theft, embezzlement or similar crime against the Company or its affiliates,

          (2) willful misconduct in the performance of Employee's duties and responsibilities which results or could reasonably be expected to result in material damage to the Company or its assets, or a material liability of the Company,

          (3)  conviction of a felony,

          (4) willful and material breach of the employment agreement or other written agreement with the Company, and

          (5) willful failure to follow reasonable and good faith directions of the Chief Executive Officer or other manager more senior than Employee which are consistent with Employee's position, except for reasons beyond Employee's control.

          No act or omission shall be deemed to be "willful" if Employee reasonably believed such acts or omissions to be in the best interests of the Company.

     b. Without Cause or With Good Reason. The Company may terminate Employee's employment with the Company and its subsidiaries without Cause, or Employee may resign from such employment upon 20 days' prior written notice to the Company and with Good Reason. Unless the Company corrects or otherwise remedies the condition constituting Good Reason within such 20 days following receipt of such notice, upon any termination of employment of Employee pursuant to this
          Section 9b, the Company shall on the date his employment ends: (i) pay Employee his accrued and unpaid Base Salary as of the date of his termination of employment; (ii) make a
          lump sum payment in cash to Employee of $          , plus
          one times Base Pay in effect as of September 12, 1997; and
          (iii) provide Employee with outplacement services at an aggregate cost not to exceed 15% of Base Pay, in each case subject to all applicable tax withholding requirements. In addition, the Company shall continue for one year Employee's participation on the same basis as active employees in the group medical and life insurance plans in which he participated prior to the termination of his employment in accordance with the terms (other than eligibility) of such plans from time to time (but only to the extent that Employee is not receiving substantially the same benefits from another employer or such continued participation is legally permissible or, if such employee benefit involves insurance coverage, permitted by the insurer). Employee shall have no obligation to mitigate "damages" by making efforts to secure other employment, nor will cash payments described under this Section 9b be offset by amounts earned through other employment.

     "Good Reason" means any of the following events occurring during the Term without Employee's consent:

          (1)  a change in Employee's title with the Company,

          (2) the assignment to Employee of any duties or responsibilities which are not commensurate with the Employee's title and position with the Company or any of its subsidiaries,

          (3)  a reduction in the Employee's salary,

          (4) a failure to provide Employee with employee benefits generally provided to similarly situated employees as a group,

          (5) a reduction in the Employee's annual target bonus opportunity from the target amount immediately prior to September 12, 1997, or
          (6) a change in Employee's principal location of work by more than 35 miles from the location thereof on September 12, 1997;

     provided, however, that the Employee must give the Company at least 20 days prior notice of his intent to resign for Good Reason and the Company shall have the right during the 20-day period after receipt of such notice to correct or otherwise remedy any alleged event constituting Good Reason.

     c. Death. This Agreement shall automatically terminate upon Employee's death; provided, however, that the Company shall pay to Employee's estate the Base Salary owed through the date of death and any Bonus for the fiscal year in which his death occurs, prorated for the number of full months Employee was employed during such fiscal year and subject to a determination by the Board, acting in good faith, that the performance criteria, if any, for such Bonus would be satisfied for such fiscal year.

     d. Disability. This Agreement shall automatically terminate and Employee's employment with the Company shall end upon Employee's Total Disability. The Company shall pay to Employee his Base Salary through the date on which he is determined to have a Total Disability and any Bonus for the fiscal year in which his Total Disability occurs, prorated for the number of full months Employee was employed during such fiscal year, in same manner and subject to the same conditions as applicable to employees generally (except individual performance objectives for Employee shall be disregarded in favor of the generally applicable objectives); provided, however, that the Company shall only be required to pay such amounts to Employee that are not covered by long-term disability payments, if any, to Employee pursuant to any long-term disability insurance policy or benefit plan of the Company.

          "Total Disability" shall mean any mental or physical condition that (i) prevents Employee from reasonably discharging his services and employment duties hereunder,
          (ii) is attested to in writing by a physician mutually acceptable to Employee and the Company, and (iii) continues, for any one or related condition, during any period of three
          (3) consecutive months or for a period aggregating six (6) months in any twelve-month period. Total Disability shall be deemed to have occurred on the last day of such applicable three- or six-month period.

11.  Confidentiality; Ownership.

     (a) Employee agrees that he shall forever keep secret and retain in strictest confidence and not divulge, disclose, discuss, copy or otherwise use or suffer to be used in any manner, except in connection with the business of the Company and the businesses of any of its subsidiaries or affiliates, any "Protected Information" in any "Unauthorized" manner or for any Unauthorized purpose (as such terms are hereinafter defined).

          (i) "Protected Information" means trade secrets, confidential or proprietary information and all other knowledge, know-how, information, documents or mater-ials owned, developed or possessed by the Company or any of its subsidiaries or affiliates, whether in tangible or intangible form, pertaining to the business of the Company or the businesses of any of its subsidiaries or affiliates, including, but not limited to, research and development operations, systems, data bases, computer programs and software, designs, models, operating procedures, knowledge of the organization, products (including prices, costs, sales or content), processes, formulas, techniques, machinery, contracts, financial information or measures, business methods, business plans, details of consultant contracts, new personnel acquisition plans, business acquisition plans, customer lists, business relationships and other information owned, developed or possessed by the Company or its subsidiaries or affiliates, except as required in the course of performing duties hereunder; provided that Protected Information shall not include information that becomes generally known to the public or the trade without violation of this Section.

          (ii) "Unauthorized" means: (A) in contravention of the policies or procedures of the Company or any of its subsidiaries or affiliates; (B) otherwise inconsistent with the measures taken by the Company or any of its subsidiaries or affiliates to protect their interests in any Protected Information; (C) in contravention of any lawful instruction or directive, either written or oral, of an employee of the Company or any of its subsidiaries or affiliates empowered to issue such instruction or directive; or (D) in contravention of any duty existing under law or contract. Notwithstanding anything to the contrary contained in this Section, Employee may disclose any Protected Information to the extent required by court order or decree or by the rules and regulations of a governmen-tal agency or as otherwise required by law; provided that Employee shall provide the Company with prompt notice of such required disclosure in advance thereof so that the Company may seek an appropriate protective order in respect of such required disclosure.

     (b) Employee acknowledges that all developments, including, without limitation, inventions (patentable or otherwise), discoveries, formulas, improvements, patents, trade secrets, designs, reports, computer software, flow charts and diagrams, procedures, data, documentation, ideas and writings and applications thereof relating to the business or planned business of the Company or any of its subsidiaries or affiliates that, alone or jointly with others, Employee may conceive, create, make, develop, reduce to practice or acquire during the Term (collectively, the "Developments") are works made for hire and shall remain the sole and exclusive property of the Company and Employee hereby assigns to the Company, in partial consideration of his Base Salary, all of his right, title and interest in and to all such Developments. Employee shall promptly and fully disclose all future material Developments to the Board and, at any time upon request and at the expense of the Company, shall execute, acknowledge and deliver to the Company all instruments that the Company shall prepare, give evidence and take all other actions that are necessary or desirable in the reasonable opinion of the Company to enable the Company to file and prosecute applications for and to acquire, maintain and enforce all letters, patent and trademark registrations or copyrights covering the Develop-ments in all countries in which the same are deemed necessary by the Company. All memoranda, notes, lists, drawings, records, files, computer tapes, programs, software, source and programming narratives and other docu-mentation (and all copies thereof) made or compiled by Employee or made available to Employee concerning the Developments or otherwise concerning the business or planned business of the Company or any of its subsidiaries or affiliates shall be the property of the Company or such sub-sidiaries or affiliates and shall be delivered to the Company or such subsidiaries or affiliates promptly upon the expiration or termination of the Term.

     (c) The provisions of this Section shall, without any limitation as to time, survive the expiration or termination of Employee's employment hereunder, irrespective of the reason for any termination.

12. Covenant Not to Compete. Employee agrees that during the Term and for a period of one year commencing upon the expiration or termination of Employee's employment hereunder (the "Non-Compete Period"), Employee shall not, directly or indirectly, without the prior written consent of the Company:

     (a) solicit, entice, persuade or induce any employee, consul-tant, agent or independent contractor of the Company or of any of its subsidiaries or affiliates to terminate his or employment with the Company or such subsidiary or affiliate, to become employed by any person, firm or corporation other than the Company or such subsidiary or affiliate or approach any such employee, consultant, agent or independent con-tractor for any of the foregoing purposes, or authorize or assist in the taking of any such actions by any third party (for purposes of this Section 11(a), the terms "employee," "consultant," "agent" and "independent contractor" shall include any persons with such status at any time during the six (6) months preceding any solicitation in question); or

     (b) directly or indirectly engage, participate, or make any financial investment in, or become employed by or render consulting, advisory or other services to or for any person, firm, corporation or other business enterprise, wherever located, which is engaged, directly or indirectly, in competition with the Company's business or the businesses of its subsidiaries or affiliates as conducted or any business proposed to be conducted at the time of the expiration or termination of Employee's employment hereunder; provided, however, that nothing in this Section 11(b) shall be construed to preclude Employee from making any investments in the securities of any business enterprise whether or not engaged in competition with the Company or any of its subsidiaries or affiliates, to the extent that such securities are actively traded on a national securities exchange or in the over-the-counter market in the United States or on any foreign securities exchange and represent, at the time of acquisition, not more than 3% of the aggre-gate voting power of such business enterprise.

13. Specific Performance. Employee acknowledges that the services to be rendered by Employee are of a special, unique and extraordinary character and, in connection with such services, Employee will have access to confidential information vital to the Company's business and the businesses of its subsidiaries and affiliates.
     By reason of this, Employee consents and agrees that if Employee violates any of the provisions of Sections 10 or 11 hereof, the Company and its subsidiaries and affiliates would sustain irreparable injury and that monetary damages would not provide adequate remedy to the Company and that the Company shall be entitled to have Section 10 or 11 hereof specifically enforced by any court having equity jurisdiction. Nothing contained herein shall be construed as prohibiting the Company or any of its subsidiaries or affiliates from pursuing any other remedies available to it for such breach or threatened breach, including the recovery of damages from Employee.

14. Assignment. The obligations of Employee may not be delegated and, except with respect to the designation of beneficiaries in connection with any of the benefits payable to Employee hereunder, Employee may not assign, transfer, convey, pledge, encumber, hypothecate or otherwise dispose of this Agreement or any interest herein. Any such attempted delegation or disposition shall be null and void and without effect. The Company and Employee agree that this Agreement and all of the Company's rights and obligations hereunder may be assigned or transferred by the Company to and shall be assumed by and be binding upon any successor to the Company. The term "successor" means, with respect to the Company or any of its subsidiaries, any corporation or other business entity which, by merger, consolidation, purchase of the assets or otherwise acquires all or a material part of the assets of the Company.

15. Amendment. This Agreement may not be altered, modified or amended except by written instrument signed by each of the Company and Employee.

16.  Governing Law; Arbitration.

     This Agreement shall be governed by and construed in accordance with the laws of the State of Delaware, without giving effect to the principles of conflict of laws of such State. Any action to compel arbitration hereunder shall be brought in the State Court of Illinois sitting in Cook County, Illinois.

     In the event of disputes between the parties with respect to the terms and conditions of this Agreement, such disputes shall be resolved by and through an arbitration proceeding to be conducted under the auspices of the American Arbitration Association (or any like organization successor thereto) in Chicago, Illinois. Such arbitration proceeding shall be conducted pursuant to the commer-cial arbitration rules (formal or informal) of the American Arbitration Association in as expedited a manner as is then permitted by such rules (the "Arbitration"). Both the foregoing agreement of the parties to arbitrate any and all such claims, and the results, determination, finding, judgment and/or award rendered through such Arbitration, shall be final and binding on the parties hereto and may be specifically enforced by legal proceedings.

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

17. Deductions. The Company shall deduct from any compensation payable to Employee the sums which it is required by applicable law to deduct, including, but not limited to, federal and, if applicable, state withholding taxes, social security taxes and state disability insurance.

18. Entire Agreement. This Agreement (together with the agreements and instruments to be executed as contemplated hereby, the form of which are attached hereto as appendices) constitutes the entire agreement between the parties hereto with respect to the subject matter hereof and supersedes all prior agreements, understandings and arrangements, both oral and written, between the parties hereto with respect to such subject matter.

19. No Conflict. Employee represents and warrants that the execution, delivery and performance of this Agreement by Employee will not violate any agreement, undertaking or covenant to which Employee is party or is otherwise bound. Employee represents and warrants that he does not possess any confidential or proprietary documents or other written materials from his current or any former employer.

20. Notices. Any notice to be given hereunder by either party to the other shall be sufficiently given if in writing and delivered in person, transmitted by telecopier or sent by registered or certified mail (postage prepaid and return receipt requested) or recognized overnight delivery service (postage prepaid) addressed as follows, or to such other address or telecopier number as either party may notify to the other in accordance with this paragraph:

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
                    Attn:  Gary K. Duberstein

               (ii) if to Employee:

                    Outboard Marine Corporation
                    300 Sea Horse Drive
                    Waukegan, IL 60085
                    Attn: [employee]


     A notice will be effective (i) if delivered in person or by overnight courier, on the business day it is delivered, (ii) if transmitted by telecopier, on the business day of actual confirmed receipt by the addressee thereof, and (iii) if sent by registered or certified mail, three (3) business days after dispatch.

21. Section Headings. The section headings contained in this Agreement are for reference purpose only and shall not affect in any way the meaning or interpretation of this Agreement.

22. Survival of Provisions. The provisions of Sections 5, 7, 8, 10, 11 and 12 shall survive the termination or expiration of this Agreement.

IN WITNESS WHEREOF, the parties hereto have executed and delivered this Employment Agreement as of the day and year first above written.


OUTBOARD MARINE CORPORATION   EMPLOYEE


By:
   ____________________________________  ______________________________
  David D. Jones, Jr.                    [employee]
  Chief Executive Officer and President

                                                                   EXHIBIT 11

              OUTBOARD MARINE CORPORATION AND SUBSIDIARIES
                   COMPUTATION OF PER SHARE EARNINGS
                             (UNAUDITED)

                                             Post-Merger     Pre-Merger        Post-Merger     Pre-Merger
                                               Company        Company            Company        Company
                                             -----------     ----------        -----------     ----------
                                                  Three Months Ended                 Nine Months Ended
                                                       June 30                           June 30
 (In millions except amounts per share)          1998           1997               1998           1997
                                                ------         ------             ------         ------
 Basic Earnings Per Share:
   Net Earnings (Loss)                        $  12.3        $  (5.1)           $  (3.9)       $ (26.7)
                                                ======         ======             ======         ======

   Weighted Average Number of Shares             20.4           20.2               20.4           20.2
                                                ======         ======             ======         ======

   Basic Earnings (Loss) Per Share            $  0.60        $ (0.25)           $ (0.19)       $ (1.32)
                                                ======         ======             ======         ======

 Diluted Earnings Per Share:
   Net Earnings (Loss)                        $  12.3        $  (5.1)           $  (3.9)       $ (26.7)
   Add: After-Tax Interest and
    Related Expense Amortization
    on 7% Convertible
    Subordinated Debentures                        --            0.8                 --            2.5
                                                ------         ------             ------         ------
   Net Earnings (Loss) Adjusted               $  12.3         $ (4.3)           $  (3.9)       $ (24.2)
                                                ======         ======             ======         ======

   Weighted Average Number of Shares             20.4           20.2               20.4           20.2
   Weighted Average Common Shares
    Assuming Conversion of 7%
    Convertible Subordinated
    Debentures                                     --            3.4                 --            3.4
                                                ------         ------             ------         ------

   Average Shares Outstanding                    20.4           23.6               20.4           23.6
                                                ======         ======             ======         ======

   Diluted Earnings (Loss) Per Share          $  0.60         $    *            $ (0.19)        $    *
                                                ======         ======             ======         ======


  * The computation of diluted earnings per share of common stock is antidilutive; therefore, the amount reported for basic and diluted earnings per share is the same.