Form 10-K405/A
period 1997-09-30
OUTBOARD MARINE CORP
filed 1998-12-22
CIK 75149

                                   FORM 10-K/A
                                (Amendment No. 2)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)
(X) Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934. For the fiscal year ended September 30, 1997.
                                       or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-2883

                           OUTBOARD MARINE CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                                       36-1589715
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

     100 Sea Horse Drive
      Waukegan, Illinois                                 60085
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (847) 689-6200

Securities registered pursuant to Section 12 (b) of the Act:


                                                      Name of each exchange on
Title of each class                                   which registered
-------------------                                   ----------------
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

                              EXPLANATORY NOTE

     This Amendment No. 2 on Form 10-K/A to the Annual Report of Outboard Marine Corporation (the "Company") amends and restates in its entirety Items 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of Part II in connection with the restatement of the Company's financial statements for its fiscal year ended September 30, 1997 to revise the accounting of its acquisition by Greenmarine Holdings LLC in September 1997. (See Note 2 to the Notes to Consolidated Financial Statements).

                        ITEM 6. SELECTED FINANCIAL DATA

     The following summary represents the results of operations (without including changes in accounting principles in 1993) for the five years ended September 30, 1997.

Years Ended September 30          1997      1996       1995      1994      1993
                                  ----      ----       ----      ----      ----
                                       (in millions except amounts per share)


Net sales..................... $979.5  $1,121.5   $1,229.2  $1,078.4  $1,034.6
Net earnings (loss)...........  (79.1)     (7.3)      51.4      48.5    (165.0)

Average number of shares of
 common stock outstanding and
 common stock equivalents,
 if applicable...............    20.2      20.1       20.1       20.0    19.6

Per average share of common
 stock-Net earnings (loss)
  Primary....................   (3.91)     (.36)      2.56       2.42   (8.42)
  Fully diluted..............   (3.91)     (.36)      2.33       2.22   (8.42)
Dividends declared...........     .20       .40        .40        .40     .40

Total assets
  (1997, as restated)....... *1,094.8     873.7      907.0      817.1   791.8

Long-term debt...............   103.8     177.6      177.4      178.2   183.0

----------------

     *Total assets is not comparable with 1996 due to the application of purchase accounting

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the more detailed information and Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein. The Company announced that it is restating its post-merger statement of financial position for its fiscal year ended September 30, 1997 in connection with its revising the accounting for its acquisition by Greenmarine Holdings LLC ("Greenmarine Holdings") in September 1997. The restatement results from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine Holdings should be charged. As of September 30, 1997 management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believes that these charges are more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, result in a decision that these expenses are, using interpretations of authoritative accounting literature, more appropriately reported in the 1998 fiscal year. As a result, the Company's financial statements have been restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company will recognize approximately $149 million in operating expenses and restructuring costs in its Statements of Consolidated Earnings for fiscal year 1998 (for each of the respective quarterly periods and the fiscal year-end, as appropriate) to record its reorganization plan and contingencies. (See Note 21 of the Notes to the Consolidated Financial Statements contained elsewhere herein for further information on the Company's business reorganization plan.) The Company also reclassified certain deferred tax items and a valuation reserve to more properly aggregate them in the appropriate asset and liability accounts. Separately, the Company reduced the deferred tax assets and the corresponding valuation allowance to reflect the tax impacts of the purchase accounting adjustments. As part of the purchase accounting adjustments, the Company also reclassified a valuation reserve for a joint venture investment to other assets from accrued liabilities. Such reclassifications did not change net income. The restatements did not have an impact on the Company's Statement of Consolidated Earnings for the fiscal year ended September 30, 1997. In addition, the restatements did not have an effect on the Company's Statement of Consolidated Cash Flows. Further information regarding the restatement is provided in Note 1 and Note 2 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

Industry Overview. According to data published by the National Marine Manufacturers' Association ("NMMA"), the recreational boating industry generated approximately $17.8 billion in domestic retail sales in 1996, including approximately $8.1 billion in sales of boats, engines, trailers and accessories. In addition, according to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures. Although unit sales in the marine industry in recent years have been declining or flat, the Company may benefit from recent industry-wide efforts in the U.S. designed to increase the share of recreational expenditures related to boating. The NMMA, Marine Retailers Association of America and other marine industry leaders, including the

Company, have formed a joint task force to implement initiatives to improve the quality of the industry's marine dealer network, improve the overall boating experience for consumers and enhance the awareness of boating as a recreational activity through various advertising programs. The Company believes that the overall shift in spending of discretionary income towards recreational products and services and recent efforts to increase the share of recreational expenditures directed towards boating may contribute to growth in the recreational boating industry over the next several years.

Cyclicality; Seasonality; Weather Conditions. In general, the recreational marine industry is highly cyclical. Industry sales, including sales of the Company's products, are closely linked to the conditions of the overall economy and are influenced by local, national and international economic conditions, as well as interest rates, consumer spending, technology, dealer effectiveness, demographics, fuel availability and government regulations. In an economic downturn, consumer discretionary spending levels are reduced, often resulting in disproportionately large declines in the sale of relatively expensive items such as recreational boats. Similarly, rising interest rates could have a negative impact on consumers' ability, or willingness to obtain financing from lenders, which could also adversely affect the ability of the Company to sell its products. Even if prevailing economic conditions are positive, consumer spending on non-essential goods such as recreational boats can be adversely affected due to declines in consumer confidence levels. According to data published by the NMMA, total unit sales of outboard boats in the United States fell from a high of 355,000 units in 1988 to 192,000 units in 1992, while total unit sales of outboard engines in the United States fell from a high of 460,000 units to 272,000 units during the same time period. The sales decline in the marine industry during this period was the worst such decline in the last 30 years. According to data published by the NMMA, 1995 annual U.S. purchases of boats and engines increased to 336,960 and 317,000, respectively, but unit sales declined in 1996, when reported U.S. sales of boats and engines each totaled 304,600. The Company believes these declines were partially due to adverse weather conditions.

The recreational marine industry, in general, and the business of the Company are seasonal due to the impact of the buying patterns of its dealers and consumers. The Company's peak revenue periods historically have been its fiscal quarters ending June 30 and September 30, respectively. Accordingly, the Company's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's fiscal quarter ending March 31 and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowing averaged $5.7 million and $2.9 million in 1996 and 1997, respectively, with month-end peak borrowing of $15.0 million and $29.0 million in February 1996 and February 1997, respectively. Because of the seasonality of the Company's business, the results of operations for any fiscal quarter are not necessarily indicative of the results for the full year. Additionally, an event which adversely affects the Company's business during any of these peak periods could have a material adverse effect on the Company's financial condition or results of operations for the full years.

The Company's business is also affected by weather patterns which may adversely impact the Company's operating results. For example, excessive rain during the Spring and

Summer, the peak retail sales periods, or unseasonably cool weather and prolonged winter conditions, may curtail customer demand for the Company's products. Although the geographic diversity of the Company's dealer network may reduce the overall impact on the Company of adverse weather conditions in any one market area, such conditions may continue to represent potential adverse risks to the Company's financial performance.

Acquisition by Greenmarine Holdings LLC. On September 12, 1997, Greenmarine Holdings acquired control of approximately 90% of the then outstanding shares of common stock (the "Pre-Merger Company shares") of the Company through an $18.00 per share tender offer pursuant to Greenmarine Holdings' Offer to Purchase dated August 8, 1997 (the "Tender Offer"). On September 30, 1997, Greenmarine Holdings acquired the untendered Pre-Merger Company Shares by merging its acquisition subsidiary with and into the Company (the "Merger", and together with the Tender Offer, the "Greenmarine Acquisition"). As a result of the Merger, the Company became a wholly-owned subsidiary of Greenmarine Holdings; each untendered Pre-Merger Company Share outstanding immediately prior to the Merger was converted into the right to receive a cash payment of $18.00 per share; and 20.4 million shares of new common stock of the Company were issued to Greenmarine Holdings. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position as of September 30, 1997. As of September 30, 1997, the allocation of purchase price to assets acquired and liabilities assumed in the Greenmarine Acquisition has not been finalized. The preliminary purchase price allocation included $8.1 million of reserves for (i) severance costs associated with closing the Company's Old Hickory, Tennessee facility,
(ii) guaranteed payments in connection with terminating a supply agreement and
(iii) severance costs for certain corporate employees. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

Fiscal 1997 Operating Results. In fiscal 1997, the Company's sales declined 12.7% from $1,121.5 million in fiscal 1996 to $979.5 million in fiscal 1997, and the Company reported a net loss in fiscal 1997 of $79.1 million. Although the recreational boating industry as a whole experienced a downturn in sales in 1997, the Company believes that its results were adversely affected by several unusual occurrences. Among these was the distraction of former senior management following the announcement by the prior Board of Directors in April 1997 of its intention to sell the Company. This decision culminated in the Greenmarine Acquisition in September 1997. In addition, due to the soft unit sales environment and an unusually high level of dealer engine inventories at the beginning of fiscal 1997, the Company elected to reduce its planned engine production levels to allow dealer inventories to return to normal levels. In addition, the reduced production volume associated with lower unit sales and shutdowns for equipment changes to improve quality resulted in significant costs relating to unscheduled downtime in the Company's manufacturing operations in fiscal 1997.

New Management Initiatives. As discussed above, on September 12, 1997, Greenmarine Holdings acquired control of the Company. Since that time the Company has begun to assemble a new, highly-experienced senior management team led by David D. Jones. As of September 30, 1997, the new senior management team is developing a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. In addition, as part of the Greenmarine Acquisition, the Company is developing a business reorganization plan to realign and consolidate its products offered in the marketplace, and to improve existing manufacturing processes that will enable the Company to increase production efficiency and asset utilization. The turnaround strategy and reorganization plan may include the elimination and/or consolidation of certain of the Company's products and may include the closing and/or consolidation of certain of the Company's manufacturing facilities located primarily in the United States and corresponding involuntary employee terminations.

Introduction of FICHT Engines; Regulatory Compliance. The United States Environmental Protection Agency (the "EPA") has adopted regulations governing emissions from two-stroke marine engines. As adopted, the regulations as they relate to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. In 1994, the Company announced "Project LEAP", a project to convert its entire outboard product line to low-emissions products within the next decade. Partly in response to these EPA emission standards, the Company introduced its new Johnson and Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. The higher manufacturing costs of the FICHT fuel injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which may or may not meet the new EPA standards, continue to be available. The Company expenses its research and development costs as they are incurred.

The Company does not believe that compliance with the EPA's new emission standards, which will add cost to the Company's engine products and will initially result in a lower margin to the Company, will be a major deterrent to sales. The Company believes that its new compliant technology will add value to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. In addition, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Although there can be no assurance, the Company does not believe that compliance with these new EPA regulations will have a material adverse effect on future results of operations or the financial condition of the Company. Additionally, certain states have required or are considering requiring a license to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, which could affect the Company's business, financial condition and results of operations. In addition, certain state and local government authorities are contemplating regulatory efforts to restrict boating activities, including the use of engines, on certain inland bodies of water.

The Company cannot predict the environmental legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

Environmental Compliance. The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination arising at its owned or operated sites and facilities where its waste is being or has been disposed. The Company believes it is in substantial compliance with such laws except where such noncompliance is not expected to have a material adverse effect. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws impose joint, strict and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site. As of September 30, 1997, the Company has accrued approximately $21 million for costs relating to remediation at contaminated sites, including operation and maintenance for continuing and closed-down operations. The Company believes that these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such known or unknown matters. See Note 19 to the Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected financial information expressed in dollars in millions and as a percentage of net sales:

                                                       FISCAL YEARS ENDED
                                                          SEPTEMBER 30,
                                      1995                     1996                     1997
                                      ----                     ----                     ----
Net sales............       $1,229.2       100.0%     $1,121.5      100.0%      $979.5     100.0%
Cost of goods sold...          931.8        75.8         892.2       79.6        826.5       84.4
                            --------       -----      --------      -----       ------     -----
Gross earnings.......          297.4        24.2         229.3       20.4        153.0       15.6
Selling, general and
  administrative
  expense............          230.2        18.7         210.3       18.8        215.4       22.0
Restructuring
  charges............             --          --          25.6        2.3           --         --
Change in control
  expenses--
  compensation.......             --          --            --         --         11.8        1.2
                            --------       -----      --------      -----       ------     -----
Earnings (loss) from
  operations.........           67.2         5.5          (6.6)      (0.7)       (74.2)      (7.6)
non-operating expense
  (income)...........            6.4         0.5           3.8        0.3          2.1        0.2
Provision (credit)
  for income taxes...            9.4         0.8          (3.1)      (0.3)         2.8        0.3
                            --------       -----      --------      -----       ------     -----
Net earnings
  (loss).............       $   51.4         4.2%     $   (7.3)      (0.7)%     $(79.1)      (8.1)%
                            ========       =====      ========      =====       ======     ======

FISCAL YEAR ENDED SEPTEMBER 30, 1997 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1996

     Net Sales. Net sales decreased to $979.5 million in fiscal 1997 from $1,121.5 million in fiscal 1996, a decrease of $142.0 million or 12.7%. U.S. revenues, which accounted for 74% of total net sales, declined 11.3% in fiscal 1997 while international sales decreased 16.1%. Industry unit volume in the U.S. declined for outboard motors and boats in fiscal 1997 compared to fiscal 1996. The Company's sales of outboard motor units in the U.S. declined by 19.5% in fiscal 1997 as compared to fiscal 1996.

These declines were due primarily to the planned reduction in dealer inventories, disruptions in marketing efforts and customer demand resulting from the announcement in April 1997 concerning the possible sale of the Company, as well as an overall decline in the industry for sales of outboard engines.

     Cost of Goods Sold. Cost of goods sold decreased 7.4% to $826.5 million in fiscal 1997 from $892.2 in fiscal 1996. Cost of goods sold was 84.4% of net sales in fiscal 1997 as compared with 79.6% of net sales in fiscal 1996. During fiscal 1997, the Company incurred approximately $8.2 million of expenses that included the following: (i) an additional accrual relating to salt water intrusion issues on certain engines sold in international markets, which have since been resolved ($1.0 million); (ii) the write-off of impaired assets (based on adoption of the Financial Accounting Standards Board's Statement of Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.") relating to the Chris Craft line of boats as a result of the Company's analysis of the Chris Craft division's undiscounted future cash flows being insufficient to recover the carrying value of the division's long-lived assets ($2.0 million); (iii) the write-offs of inventory and tooling relating to discontinued or obsolete products and technology the Company is not going to use ($2.6 million); (iv) additional reserves relating to changes in the method of estimating surplus parts and accessories inventory over known or anticipated requirements and recognizing certain pre-rigging rebate expenses ($1.8 million); and (v) certain expenses associated with the introduction of the FICHT technology were incurred for the new product, including incremental expenses and additional product testing to ensure quality ($0.8 million). Excluding these charges, cost of goods sold in fiscal 1997 would have been $818.3 million or 83.5% of net sales.

     Selling, General and Administrative Expense. SG&A expense increased to $215.4 million in fiscal 1997 from $210.3 million in fiscal 1996, an increase of $5.1 million or 2.4%. SG&A expense, as a percentage of net sales increased to 22.0% in fiscal 1997 from 18.8% in fiscal 1996. The Company recorded expenses in fiscal 1997 for the following (i) changes in accounting estimate resulting from the early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites ($7.0 million) and; (ii) additional accruals for warranty expenses at the Company's Boat Group that resulted from the Company extending the warranty claim acceptance period on certain models and revising the lag factor (i.e., the period of time between the sale of products to a dealer or distributor and the ultimate payment by the Company of a warranty claim made to repair products) used to estimate the warranty reserve ($9.7 million). Excluding these charges, SG&A expense for fiscal 1997 would have been $198.7 million or 20.3% of net sales. These charges were partially offset by reductions of costs resulting from the restructuring programs initiated in fiscal 1996.

     Earnings (Loss) from Operations. Operating loss increased to $74.2 million in fiscal 1997 from a loss of $6.6 million in fiscal 1996. Fiscal 1997 includes $11.8 million in compensation expenses resulting from the change in control as a result of the Greenmarine Acquisition. The increase in operating loss was primarily a result of the decline in net sales, higher costs for product and higher SG&A expense, each as described above. Fiscal 1996 included restructuring charges of $25.6 million, primarily related to the closing of distribution operations and the write-down of manufacturing facilities outside the United States. Excluding the $11.8 million change in control compensation expense in fiscal 1997 and the unusual expenses and charges referred to in the discussion of Cost of Goods Sold and Selling, General and Administrative Expense above, respectively, operating loss would have been $37.5 million for fiscal 1997.

     Non-Operating Expense (Income). Interest expenses in fiscal 1997 increased by $3.9 million to $16.2 million in fiscal 1997 from $12.3 million in fiscal 1996. The increase in fiscal 1997 was primarily attributable to a $5.0 million favorable interest adjustment for past tax liabilities which was recorded in fiscal 1996. Included in non-operating expense in fiscal 1997 was $15.1 million of change of control expenses associated with the Greenmarine Acquisition. Other non-operating income was $29.2 million in fiscal 1997 and $8.5 million in fiscal 1996. The fiscal 1997 amount included insurance recovery and a lawsuit settlement ($10.7 million), as well as higher gains on disposition of fixed assets ($5.8 million). See Note 15 to the Consolidated Financial Statements included elsewhere herein.

     Provision (Credit) for Income Taxes. Provision (credit) for income taxes was $2.8 million in fiscal 1997 and $(3.1) million in fiscal 1996, and is explained in Note 15 to the Consolidated Financial Statements included elsewhere herein. The provision for income taxes for fiscal 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not deemed realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The resolution of open tax issues from prior years resulted in a tax credit in fiscal 1996.

FISCAL YEAR ENDED SEPTEMBER 30, 1996 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 1995

     Net Sales. Net sales decreased to $1,121.5 million in fiscal 1996 from $1,229.2 million in fiscal 1995, a decrease of $107.7 million or 8.8%. U.S. revenues, which accounted for 73% of total sales, declined 10.3% in fiscal 1996 while international sales decreased 4.4%. The marine industry experienced unexpected weakness in Winter and Spring retail demand in fiscal 1996 in the segments in which the Company is strongest. This weakness was due primarily to an unusually cold and wet Spring.

     Cost of Goods Sold. Cost of goods sold decreased to $892.2 million in fiscal 1996 from $931.8 million in fiscal 1995, a decrease of $39.6 million or 4.2%. Cost of goods sold was 79.6% of net sales in fiscal 1996 as compared with 75.8% of net sales in fiscal 1995. This deterioration in the Company's gross margins resulted from the inability to adjust operations to reflect lower sales.

     Selling, General and Administrative Expense. SG&A expense decreased to $210.3 million in fiscal 1996 from $230.2 million in fiscal 1995, a decrease of $19.9 million or 8.6%. As a percentage of net sales, SG&A expense was 18.8% in fiscal 1996, which approximates the prior fiscal year. The decrease in SG&A expense was due primarily to efforts to reduce these expenses because of decreased sales. Operating decisions were made in the third and fourth quarters of fiscal 1996 which resulted in restructuring charges of $25.6 million. Included in these charges was $20.1 million for closings of distribution operations and write-down of manufacturing facilities outside the United States. The North American and European sales, marketing and manufacturing operations were realigned to more effectively meet market needs. As a result, Canadian and European manufacturing facilities were closed and production that was formerly conducted in those facilities was moved to other facilities operated by the Company, primarily in the United States. In addition, sales offices were consolidated and operations such as billing and order entry were centralized. Distribution of service parts in North America was also consolidated.

     Earnings (Loss) from Operations. The Company reported an operating loss of $6.6 million in fiscal 1996 compared to an operating profit of $67.2 million in fiscal 1995. The decrease in operating income was primarily a result of lower sales, higher cost of sales and restructuring charges, offset by lower SG&A expense as described above. Before the restructuring charges, earnings from operations were $19.0 million.

     Non-Operating Expense (Income). Interest expense decreased to $12.3 million in fiscal 1996 from $23.1 million in fiscal 1995. Significant causes for the reduction included $5.0 million as a result of a favorable adjustment of interest on past tax liabilities, lower levels of working capital required in fiscal 1996 and accounts receivable sales that lowered interest expense. Other non-operating income decreased to $8.5 million in fiscal 1996 from $16.7 million in fiscal 1995, a decline of $8.2 million. The decrease was primarily the result of the absence of gain recognized on the sale of the Company's investment in I.J. Holdings, Inc. in fiscal 1995, a reduction in realization from fixed assets sales and discount charges on accounts receivable sales in fiscal 1996.


     Provision (Credit) for Income Taxes. The resolution of open tax issues from prior years resulted in a tax credit in fiscal 1996. Provision (credit) for income taxes was $(3.1) million in 1996 and $9.4 million in fiscal 1995, and is explained in Note 16 to the Consolidated Financial Statements included elsewhere herein.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

As a result of the Greenmarine Acquisition, the Statement of Consolidated Financial Position as of September 30, 1997 was prepared using the purchase method of accounting which reflects the fair values of assets acquired and liabilities assumed. The excess of the total acquisition cost over the estimated fair value of assets acquired and liabilities assumed at the date of acquisition was $127.3 million.

The Statement of Consolidated Financial Position at September 30, 1997 is not comparable to the prior year because of purchase accounting adjustments.

The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31.

Current assets at September 30, 1997 increased $3.5 million from September 30, 1996. Cash and cash equivalents at September 30, 1997 decreased $41.1 million from September 30, 1996, and receivables decreased $14.4 million due primarily to lower sales in the fourth quarter of fiscal year 1997. Inventories at September 30, 1997 increased $11.8 million from September 30, 1996 due to the revaluation of inventory in accordance with purchase accounting ($39.1 million) which was partially offset by a decrease of $27.3 million due primarily to efforts to reduce warehoused outboard engines and parts at the boat companies. Other current assets increased $43.8 million from September 30, 1996 due primarily to $37.0 million in restricted cash held in a trust depository to fund the remaining untendered outstanding shares of the Pre-Merger Company's old stock.

The Company has recorded, at September 30, 1997, net deferred tax assets of $40.1 million, of which $57.9 million is reflected as a net long-term asset. The Company believes that these net deferred tax assets will be realized. A valuation allowance of $82.7 million was recorded at September 30, 1997 to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $20.7 million relates to deferred tax assets established for foreign and state loss carryforwards. As of September 30, 1997, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for income tax purposes of $34.8 million. Of this amount, $4.0 million will expire by 2002, with the remaining balance being unlimited. In addition, the Company has $103.2 million of federal net operating loss carryforwards expiring between 2009 and 2012, and $133.8 million of state net operating loss carryforwards expiring between 1998 and 2012. These carryforwards, however, are entirely offset by the valuation allowance referred to above. Accordingly, no benefit has been recognized with respect to these carryforwards in the Consolidated Financial Statements. Several factors would generally enable the Company to recognize the deferred tax assets that have been offset by the valuation allowance. Historical profitability, forecasted earnings, and management's determination "it is more likely than not" the deferred tax assets will be realized against forecasted earnings, all affect whether the remaining U.S. deferred tax assets may be recognized through a reversal of the valuation allowance. Because the deferred tax asset realization factors were adversely affected by the Company's results for fiscal 1997, the Company believes it is unlikely the reversal of the valuation allowance will occur in fiscal 1998. See the Consolidated Financial Statements and the notes thereto (including Note 16) included elsewhere herein.

Expenditures for plant, equipment and tooling were $36.3 million for the twelve months ended September 30, 1997, representing a $16.4 million decrease from the prior year period level of $52.7 million. A lower level of capital spending was appropriated in fiscal 1997 as compared to prior years due to the Company's pending sale, which was completed in September 1997. Since the Greenmarine Acquisition, the Company's new senior management team has evaluated and continues to evaluate its internal systems and controls. Although the Company believes that such systems and controls are adequate, the Company will upgrade them as it deems necessary to improve the overall efficiency of the Company's operations. The Company estimates that total capital expenditures for fiscal 1998 will be approximately $30.0 million, which includes maintenance capital expenditures and various planned and potential projects designed to increase efficiencies and enhance the Company's competitiveness and profitability. Specifically, these capital expenditures include continued expenditures related to the introduction of the FICHT technology to the Company's various engine models, cost reduction programs, product quality improvements, improvements to and upgrades of the Company's hardware and software, and other general capital improvements and repairs.

Other assets increased $46.5 million due primarily to funding of a non-qualified pension trust and to collateralization of letters of credit. Loan payable was $96.0 million at September 30, 1997. Accounts payable increased $52.0 million due primarily to a payable to Pre-Merger Company shareholders for untendered outstanding stock and also due to change of control payments. Accrued liabilities decreased $12.6 million due primarily to a reduced restructuring accrual balance from the prior years. Loan payable increased $96.0 million due to a reclassification from long-term debt in anticipation of the redemption of such debt. Current maturities and sinking fund requirements of long-term debt increased by $72.7 million due primarily to anticipated long-term debt redemptions upon change of control of the Company.

Long-term debt decreased to $103.8 million in 1997 from $177.6 million in 1996 due to reclassification to short-term debt, the Company's convertible subordinated debentures due 2002, as the Company anticipates redemption of such debt. Other non-current liabilities increased $56.7 million primarily due to increases in the Company's environmental reserves (See Note 19) and due to certain reclassifications of deferred tax liabilities. Shareholders' investment was $277.0 million at September 30, 1997.

Due to the seasonal nature of the Company's business, receivables, inventory and accompanying short-term borrowings to satisfy working capital requirements are usually at their highest levels in the second fiscal quarter, and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowings averaged $2.9 million and $5.7 million in 1997 and 1996, respectively, with month-end peak borrowings of $29.0 million and $15.0 million in February 1997 and February 1996, respectively.

Cash provided by (used by) operations was $(9.2) million for the period ended September 30, 1997 compared with $91.1 million in 1996 and $51.4 million in 1995.

To finance a portion of the funds required to effect the Greenmarine Acquisition, the acquisition subsidiary of Greenmarine Holdings entered into a Credit Agreement, dated August 13, 1997, with American Annuity Group, Inc. and Great American Insurance Company, as lenders, pursuant to which the lenders provided a $150.0 million term loan (the "Term Loan"). The Term Loan is due on June 16, 1998. The proceeds of the Term Loan were used to acquire Pre-Merger Company Shares in the Tender Offer and the Merger, and to repurchase a portion of the Company's 7% Convertible Subordinated Debentures due 2002, which the Company was required to offer to repurchase as a result of the Greenmarine Acquisition. In connection with the Merger, the Company assumed all of the borrower's obligations under the Term Loan.

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

Based upon the current level of operations and anticipated cost savings, the Company believes that its cash flow from operations, together with borrowings under the Credit Agreement, and its other sources of liquidity, will be adequate to meet its anticipated requirement for working capital and accrued liabilities, capital expenditures, interest payments and scheduled principal payments over the next several years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated costs savings can be fully achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to amortize all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.

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

YEAR 2000 MATTERS

During fiscal 1997, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The steps to be taken included reviews of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on this review, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the process of implementing and testing remedies of issues identified during the assessment phase. Issues raised relative to personal computers and local and wide area networks are in the process of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment which would be affected by the Year 2000 and those which were identified are in the process of being modified. Most of the Company's telecommunications equipment is currently Year 2000 compliant and in cases where it is not, the equipment has either been replaced or appropriation requests for the replacement have been prepared and are being processed. The Company anticipates completing all implementation and testing of internal remedies by June 30, 1999.

Also as part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them from critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) to non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involves sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only follows up with additional questionnaires and telephone calls but also scheduled or will schedule on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 2000, the Company has begun to review alternate suppliers who are in a position to certify that they are or will be Year 2000 ready. The timing of the Company's decision to change vendors will depend on what type of goods or service the non-responsive or non-compliant vendor provides and the lead time required for an alternate vendor to begin supplying. The Company has reviewed those critical vendors that have not responded adequately and has been reviewing the timing of replacing, if necessary, any such noncompliant vendor. In addition, in connection with the Company's initiative to outsource non-core capabilities, a potential vendor's Year 2000 readiness is one criteria the Company will consider in selecting the vendor for such outsourcing activity.

In addition, the Company has reviewed the goods it manufactures for sale to its dealers, distributors and original equipment manufacturers and has determined that those goods are Year 2000 compliant.

Finally, in preparing for the advent of the Year 2000, the Company has taken steps to heighten the awareness among its dealer and distributor network of the issues associated with the Year 2000. The issue is covered in monthly publications which are distributed to the dealers and also by the sales force that is responsible for the regular communications with the dealer and distributor network.

Through September 30, 1997, the Company made no expenditures on personal computer and network, mainframe and telecommunication solutions for issues related with the Year 2000 and estimates that it will spend up to a total of $11.1 million, half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000.

The Company believes that its owned or licensed hardware and software will be able to operate into the Year 2000. However, the Company relies on the goods and services of other companies in order to manufacture and deliver its goods to the market. Although the Company is taking every reasonable step to determine that these vendors will be able to continue to provide their goods or services, there can be no assurance that, even upon assurance of their ability to do so, the Company's vendors will be able to provide their goods and services to the Company in a manner that satisfactorily addresses the Year 2000 issues. If, on or near January 1, 2000, the Company discovers that a non-critical vendor, which previously assured the Company that it would be Year 2000 compliant, is in-fact not compliant, an alternate supplier will be used by the Company and there should be no material effect on the Company's business. If, on or near January 1, 2000, the Company discovers that a critical vendor, such as a utility company or a supplier of a part, component or other goods or service that is not readily available from an alternate supplier, which previously assured the Company that it would be Year 2000 compliant is in-fact not compliant, the Company may not be able to produce on a timely basis finished goods for sale to its dealers. If this should occur, the Company will either wait for such vendor to become Year 2000 compliant or seek an alternate vendor who can provide the applicable goods or service in a more timely manner. In the event that the vendor is critical and either no alternate vendor is available or is able to operate into the Year 2000, this event could have a material adverse effect on the Company's business, results of operations, or financial condition.

FORWARD-LOOKING STATEMENTS

Some of the foregoing statements are forward-looking in nature and made in reliance upon the Safe Harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements involve risks and uncertainties, including but not limited to the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, the ability of the Company to implement its turnaround plan, weather conditions, the impact of Year 2000, the Company's ability to replace key personnel, environmental and regulatory actions, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission. The Company assumes no obligation to update the information included in this statement.

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Outboard Marine Corporation:

     We have audited the accompanying Statement of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Post-Merger Company" or "Company") as of September 30, 1997 (as restated -- See Note 2) and the related Statements of Cash Flows and Changes in Consolidated Shareholders' Investment from inception (see Note 1) to September 30, 1997. We have also audited the accompanying Statements of Consolidated Financial Position of Outboard Marine Corporation (a Delaware Corporation) and subsidiaries ("Pre-Merger Company") as of September 30, 1996 and the related Statements of Consolidated Earnings, Cash Flows and Changes in Consolidated Shareholders' Investment for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Post-Merger and Pre-Merger Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of September 30, 1997 (as restated -- See Note 2) and their cash flows from inception to September 30, 1997, and the financial position of the Pre-Merger Company as of September 30, 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

                                        By: Arthur Andersen LLP
                                            --------------------------------
                                            Arthur Andersen LLP

Chicago, Illinois
December 8, 1998

                          OUTBOARD MARINE CORPORATION
                      STATEMENTS OF CONSOLIDATED EARNINGS

                                                          (DOLLARS IN MILLIONS, EXCEPT AMOUNTS PER SHARE)
                                                          ------------------------------------------------
                                                                         PRE-MERGER COMPANY
                                                          ------------------------------------------------
                                                                      YEARS ENDED SEPTEMBER 30
                                                          ------------------------------------------------
                                                             1997              1996               1995
Net sales...............................................    $979.5           $1,121.5           $1,229.2
Cost of goods sold......................................     826.5              892.2              931.8
                                                            ------           --------           --------
  Gross earnings........................................     153.0              229.3              297.4
Selling, general and administrative expense.............     215.4              210.3              230.2
Restructuring charges...................................        --               25.6                 --
Change in control expenses -- compensation..............      11.8                 --                 --
                                                            ------           --------           --------
  Earnings (loss) from operations.......................     (74.2)              (6.6)              67.2
Non-operating expense (income):
  Interest expense......................................      16.2               12.3               23.1
  Change in control expenses............................      15.1                 --                 --
  Other, net............................................     (29.2)              (8.5)             (16.7)
                                                            ------           --------           --------
                                                               2.1                3.8                6.4
                                                            ------           --------           --------
  Earnings (loss) before provision for income taxes.....     (76.3)             (10.4)              60.8
Provision (credit) for income taxes.....................       2.8               (3.1)               9.4
                                                            ------           --------           --------
  Net earnings (loss)...................................    $(79.1)          $   (7.3)          $   51.4
                                                            ======           ========           ========
Net earnings (loss) per share of common stock
  Basic.................................................    $(3.91)          $  (0.36)          $   2.56
                                                            ======           ========           ========
  Diluted...............................................    $(3.91)          $  (0.36)          $   2.33
                                                            ======           ========           ========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                (DOLLARS IN MILLIONS)
                                                              -------------------------
                                                              POST-MERGER    PRE-MERGER
                                                                COMPANY       COMPANY
                                                              -----------    ----------
                                                                    SEPTEMBER 30
                                                              -------------------------
                                                                  1997          1996
                                                              (As Restated)
  ASSETS
Current Assets:
  Cash and cash equivalents.................................   $   54.4        $ 95.5
  Receivables (less reserve for doubtful receivables of $6.7
     million in 1997 and $11.6 million in 1996).............      153.2         167.6
  Inventories...............................................      176.9         165.1
  Deferred income tax benefits..............................       19.0          15.6
  Other current assets......................................       67.5          23.7
                                                               --------        ------
     Total Current Assets...................................      471.0         467.5
Product tooling, net........................................       34.2          51.6
Plant and equipment, net....................................      210.2         218.9
Goodwill....................................................      127.3          29.1
Trademarks, patents and other intangibles...................       83.9           9.2
Pension asset...............................................       74.4          50.1
Other assets................................................       93.8          47.3
                                                               --------        ------
     Total Assets...........................................   $1,094.8        $873.7
                                                               ========        ======
  LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Loan payable..............................................   $   96.0        $   --
  Accounts payable..........................................      142.0          90.0
  Accrued liabilities.......................................      139.3         151.9
  Accrued income taxes......................................        6.6          11.2
  Current maturities and sinking fund requirements of
     long-term debt.........................................       72.9           0.2
                                                               --------        ------
     Total Current Liabilities..............................      456.8         253.3
Long-Term debt..............................................      103.8         177.6
Postretirement benefits other than pensions.................       96.0         100.7
Other non-current liabilities...............................      161.2         104.5

Shareholders' Investment:
  Common stock--25 million shares authorized at $.01 par
     value with 20.4 million shares outstanding in 1997; 90
     million shares authorized at $.15 par value with 20.1
     million shares outstanding in 1996.....................        0.2           3.0
  Capital in excess of par value of common stock............      276.8         114.1
  Accumulated earnings employed in the business.............         --         134.4
  Minimum pension liability adjustment......................         --          (3.1)
  Cumulative translation adjustments........................         --          (8.5)
  Treasury stock at cost, .1 million shares in 1996.........         --          (2.3)
                                                               --------        ------
     Total shareholders' investment.........................      277.0         237.6
                                                               --------        ------
          Total Liabilities and Shareholders' Investment....   $1,094.8        $873.7
                                                               ========        ======

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                    (DOLLARS IN MILLIONS)
                                                              ---------------------------------
                                                              PRE-MERGER
                                                                COMPANY
                                                                  AND
                                                              POST-MERGER
                                                                COMPANY      PRE-MERGER COMPANY
                                                              -----------    ------------------
                                                                  YEARS ENDED SEPTEMBER 30
                                                              ---------------------------------
                                                                 1997         1996       1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss).........................................    $ (79.1)     $ (7.3)    $ 51.4
Adjustments to reconcile net earnings (loss) to net cash
  provided by operations:
  Depreciation and amortization.............................       57.0        54.7       47.6
  Restructuring charges.....................................         --        21.6         --
  Changes in current accounts excluding the effects of
     acquisitions and noncash transactions:
     Decrease (increase) in receivables.....................        9.6        32.4      (32.4)
     Decrease (increase) in inventories.....................       26.5        27.3      (29.5)
     Decrease (increase) in other current assets............       (0.4)       (3.6)     (13.2)
     Increase (decrease) in accounts payable, accrued
       liabilities and income taxes.........................       (5.3)      (15.1)      14.1
     Increase (decrease) in deferred items..................      (15.8)      (20.6)      13.7
     Other, net.............................................       (1.7)        1.7       (0.3)
                                                                -------      ------     ------
          Net cash provided by (used for) operating
            activities......................................       (9.2)       91.1       51.4
CASH FLOWS FROM INVESTING ACTIVITIES:
Investments.................................................         --          --       (9.9)
Expenditures for plant and equipment, and tooling...........      (36.3)      (52.7)     (66.5)
Proceeds from sale of plant and equipment...................       13.0         2.7       11.8
Other, net..................................................       (2.8)       (0.5)      (1.2)
                                                                -------      ------     ------
          Net cash used for investing activities............      (26.1)      (50.5)     (65.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt, including current maturities....         --        (0.2)      (1.1)
Cash dividends paid.........................................       (6.0)       (6.1)      (8.0)
Other, net..................................................        2.3         3.4        1.0
                                                                -------      ------     ------
          Net cash used for financing activities............       (3.7)       (2.9)      (8.1)
Exchange Rate Effect on Cash................................       (2.1)       (0.5)       0.5
                                                                -------      ------     ------
Net increase (decrease) in Cash and Cash Equivalents........      (41.1)       37.2      (22.0)
Cash and Cash Equivalents at Beginning of Year..............       95.5        58.3       80.3
                                                                -------      ------     ------
Pre-Merger Company Cash and Cash Equivalents at End of
  Year......................................................    $  54.4      $ 95.5     $ 58.3
                                                                =======      ======     ======
-----------------------------------------------------------------------------------------------
Post-Merger Company Cash and Cash Equivalents prior to
  merger--September 30, 1997................................    $  54.4
CASH FLOWS FROM FINANCING ACTIVITIES (POST-MERGER COMPANY):
Proceeds from short-term borrowings.........................       96.0
Issuance of Post-Merger Company common stock................      277.0
Purchase of Pre-Merger Company common stock.................     (373.0)
                                                                -------
Post-Merger Company Cash and Cash Equivalents--September 30,
  1997......................................................    $  54.4
                                                                =======
SUPPLEMENTAL CASH FLOW DISCLOSURES (PRE-MERGER COMPANY):
Interest paid...............................................    $  21.0      $ 15.4     $ 19.7
Income taxes paid...........................................    $   3.4      $  3.5     $  3.4
                                                                =======      ======     ======

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

         STATEMENTS OF CHANGES IN CONSOLIDATED STOCKHOLDERS' INVESTMENT

                                                                     (DOLLARS IN MILLIONS)
                               --------------------------------------------------------------------------------------------------
                                                                        ACCUMULATED
                                                                         EARNINGS            MINIMUM
                                   ISSUED        CAPITAL IN EXCESS       EMPLOYED            PENSION       CUMULATIVE
                                COMMON STOCK       OF PAR VALUE           IN THE            LIABILITY      TRANSACTION   TREASURY
                               SHARES   AMOUNT    OF COMMON STOCK        BUSINESS          ADJUSTMENT      ADJUSTMENTS    STOCK
                               ------   ------   -----------------      -----------        ----------      -----------   --------
BALANCE--SEPTEMBER 30,
  1994.......................   20.2*   $ 3.0         $ 110.7             $106.3             $   --          $ (6.6)      $ (4.4)
Net earnings.................     --       --              --               51.4                 --              --           --
Dividends declared--40 cents
  per share..................     --       --              --               (8.0)                --              --           --
Shares issued under stock
  plans......................     --       --             1.5                 --                 --              --          0.8
Translation adjustments......     --       --              --                 --                 --             1.1           --
                               -----    -----         -------             ------             ------          ------       ------
BALANCE--SEPTEMBER 30,
  1995.......................   20.2*   $ 3.0         $ 112.2             $149.7             $   --          $ (5.5)      $ (3.6)
Net loss.....................     --       --              --               (7.3)                --              --           --
Dividends declared--40 cents
  per share..................     --       --              --               (8.0)                --              --           --
Minimum pension liability
  adjustment.................     --       --              --                 --               (3.1)             --           --
Shares issued under stock
  plans......................     --       --             1.9                 --                 --              --          1.3
Translation adjustments......     --       --              --                 --                 --            (3.0)          --
                               -----    -----         -------             ------             ------          ------       ------
BALANCE--SEPTEMBER 30,
  1996.......................   20.2*   $ 3.0         $ 114.1             $134.4             $ (3.1)         $ (8.5)      $ (2.3)
Net loss.....................     --       --              --              (79.1)                --              --           --
Dividends declared--20 cents
  per share..................     --       --              --               (4.0)                --              --           --
Minimum pension liability
  adjustment.................     --       --              --                 --                (.4)             --           --
Shares issued under stock
  plans......................    0.3      0.1             3.8                 --                 --              --           --
Translation adjustments......     --       --              --                 --                 --            (7.3)          --
                               -----    -----         -------             ------             ------          ------       ------
BALANCE--SEPTEMBER 30, 1997--
  PRE-MERGER COMPANY.........   20.5*   $ 3.1         $ 117.9             $ 51.3             $ (3.5)         $(15.8)      $ (2.3)
                               =====    =====         =======             ======             ======          ======       ======

---------------------------------------------------------------------------------------------------------------------------------

BALANCE--SEPTEMBER 30, 1997--
  POST-MERGER COMPANY PRIOR
  TO MERGER..................   20.5*   $ 3.1         $ 117.9             $ 51.3             $ (3.5)         $(15.8)      $ (2.3)
Cancellation of Pre-Merger
  Company shares upon
  merger.....................  (20.5)*   (3.1)         (117.9)             (51.3)               3.5            15.8          2.3
Issuance of Post-Merger
  Company shares upon
  merger.....................   20.4      0.2           276.8                 --                 --              --           --
                               -----    -----         -------             ------             ------          ------       ------
BALANCE--SEPTEMBER 30,
  1997--POST-MERGER
  COMPANY....................   20.4    $ 0.2         $ 276.8             $   --             $   --          $   --       $   --
                               =====    =====         =======             ======             ======          ======       ======

------------------------------
* Includes shares of treasury stock

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

     The Statement of Consolidated Financial Position at September 30, 1997 is not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. As of September 30, 1997, the allocation of purchase price to assets acquired and liabilities assumed has not been finalized. The preliminary purchase price allocation included $8.1 million of reserves for: 1) severance costs associated with closing the Old Hickory, TN facility, 2) guaranteed payments for terminating a supply agreement, and 3) severance costs for certain corporate employees. Subsequent adjustments to reduce the reserves by approximately $1.4 million as part of the finalization of the purchase price allocation were recorded at September 30, 1998 in accordance with EITF 95-3. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

     The acquisition and the merger have been accounted for as if the acquisition and merger had taken place simultaneously on September 30, 1997. In the opinion of management, accounting for the acquisition and the merger as of September 30, 1997 as opposed to accounting for the acquisition and the merger on September 12, 1997 did not materially impact the Statement of Consolidated Earnings. Unaudited pro forma combined results of operations of the Company and Greenmarine on the basis that the acquisition had taken place at the beginning of fiscal 1997 and 1996 are presented in Note 20.

2.       RESTATEMENT AND RECLASSIFICATIONS

     The Company has restated and reclassified its Statement of Consolidated Financial Position at September 30, 1997 to revise the accounting for its acquisition by Greenmarine. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related notes includes such restatement and reclassifications.

     The restatement results from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine should be charged. As of September 30, 1997 management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believes that these charges are more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, result in a decision that these expenses are, using interpretations of authoritative accounting literature, more appropriately reported in the 1998 fiscal year. As a result, the Company's financial statements have been restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company will recognize approximately $149 million in operating expenses and restructuring costs in its Statements of Consolidated Earnings for fiscal year 1998 (for each of the respective quarterly periods and the fiscal year-end, as appropriate) to record its reorganization plan and contingencies. (See Note 21 for further information on the Company's business reorganization plan.)

     The Company also reclassified certain deferred tax items and a valuation reserve to more properly aggregate them in the appropriate asset and liability accounts. Separately, the Company reduced the deferred tax assets and the corresponding valuation allowance to reflect the tax impacts of the purchase accounting adjustments. As part of the purchase accounting adjustments, the Company also reclassified a valuation reserve for a joint venture investment to other assets from accrued liabilities. Such reclassifications did not change net income.

The effect of the restatement discussed above on the Statement of Consolidated Financial Position, is shown in the following table:

Post-Merger Company as of September 30, 1997:

                                              AS REPORTED      RECLASS     RESTATEMENT     AS RESTATED
                                              -----------      -------     -----------     -----------
Goodwill                                        $250.2         $  --        $(122.9)         $127.3
Deferred income tax benefits                      19.0            --             --            19.0
Other assets                                      55.1          44.5             --            93.8
                                                                (5.8)

Accrued liabilities                              182.0          (5.8)         (36.9)          139.3
Other non-current liabilities                    202.7          44.5          (86.0)          161.2

The restatement has no effect on the Company's Statement of Consolidated Earnings for the fiscal year ended September 30, 1997. In addition, the restatements did not have an effect on the Company's Statement of Consolidated Cash Flows for fiscal year 1997 and will not have an impact on the fiscal year 1998 Consolidated Statement of Cash Flows.

3.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS. The Company, and its subsidiaries, is a multinational company which operates in the marine recreation business. The Company manufactures and markets marine engines, boats and marine parts and accessories.

     BASIS OF PRESENTATION. The Statement of Consolidated Financial Position at September 30, 1997 for the Post-Merger Company was prepared using a new basis of purchase accounting. The Pre-Merger Company's historical basis of accounting was used prior to September 30, 1997. The Statement of Consolidated Financial Position as of September 30, 1997, which was prepared under the new basis of accounting, reflected the fair values of assets acquired and liabilities assumed, and the related debt incurred in connection with the merger with Greenmarine on September 30, 1997.

     PRINCIPLES OF CONSOLIDATION. The accounts of all significant subsidiaries were included in the Consolidated Financial Statements. Intercompany accounts, all material transactions and earnings have been eliminated in consolidation. At September 30, 1997, all subsidiaries were wholly owned except those referred to in Note 3 to the Consolidated Financial Statements.

     ACCOUNTING ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions which affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial

                          OUTBOARD MARINE CORPORATION
statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     INTANGIBLES. The Statements of Consolidated Financial Position (Post-Merger Company) included preliminary purchase accounting goodwill of $127.3 million and trademarks, patents and other intangibles of $83.9 million on September 30, 1997. Intangibles are amortized over 15 to 40 years. The carrying value of the intangible assets is periodically reviewed by the Company based on the expected future operating earnings of the related units.

     Amortization of intangibles on the Pre-Merger Company was $1.6 million, $1.8 million and $1.2 million for 1997, 1996 and 1995, respectively.

     REVENUE RECOGNITION. The Company recognizes sales and related expenses including estimated warranty costs upon shipment of products to unaffiliated customers.

                          OUTBOARD MARINE CORPORATION

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

     The Company periodically evaluates whether later events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. If factors indicate that intangible assets should be evaluated for possible impairment, the Company would use an estimate of the relative business unit's expected undiscounted operating cash flow over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable.

     EARNINGS PER SHARE OF COMMON STOCK. The Financial Accounting Standards Board's Statement No. 128 (SFAS 128), "Earnings per Share" was issued in February, 1997. The new standard simplifies the computation of earnings per share (EPS) and provides improved comparability with international standards. SFAS 128 replaces primary EPS with "Basic" EPS, which excludes dilution and is computed by dividing net earnings or (loss) by the weighted-average number of common shares outstanding for the period. "Diluted" EPS (which replaces fully diluted EPS) is computed similarly to fully diluted EPS by reflecting the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings.

     Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 20.2 million,
20.1 million and 20.0 million for the years ended September 30, 1997, 1996 and 1995, respectively. The computation of diluted earnings (loss) per share of common stock assumed conversion of the 7% convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For

                          OUTBOARD MARINE CORPORATION
the fully diluted earnings (loss) per share computations for 1997, 1996 and 1995, shares were computed to be 23.6 million, 23.6 million and 23.5 million, respectively. For 1997 and 1996, the computation of diluted earnings (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted earnings (loss) per share are identical.

     On September 30, 1997, all of the old outstanding common stock was cancelled and 20.4 million shares of new common stock were issued. See Note 9 concerning the redemption of the 7% convertible subordinated debentures due 2002.

4.  JOINT VENTURE AND INVESTMENTS

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

5.  RESTRUCTURING CHARGES

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

                          OUTBOARD MARINE CORPORATION

6.  INVENTORIES

     The various components of inventory were as follows:

                                                       POST-MERGER    PRE-MERGER
                                                         COMPANY       COMPANY
                                                       -----------    ----------
                                                          1997           1996
                    SEPTEMBER 30                         (DOLLARS IN MILLIONS)
Finished product.....................................    $ 62.1         $ 75.6
Raw material, work in process and service parts......     114.8          131.2
                                                         ------         ------
  Inventory at current cost which is less than
     market..........................................     176.9          206.8
Excess of current cost over LIFO cost................        --           41.7
                                                         ------         ------
  Net inventory......................................    $176.9         $165.1
                                                         ======         ======

7.  PLANT AND EQUIPMENT

     Plant and equipment components were as follows:

                                                       POST-MERGER    PRE-MERGER
                                                         COMPANY       COMPANY
                                                       -----------    ----------
                                                          1997           1996
                    SEPTEMBER 30                         (DOLLARS IN MILLIONS)
Land and improvements................................    $ 13.2         $ 21.0
Buildings............................................      65.0          149.5
Machinery and equipment..............................     126.1          379.7
Construction in progress.............................       5.9           14.9
                                                         ------         ------
                                                          210.2          565.1
Accumulated depreciation.............................        --          346.2
                                                         ------         ------
  Plant and equipment, net...........................    $210.2         $218.9
                                                         ======         ======

                          OUTBOARD MARINE CORPORATION

8.  ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

                                                       POST-MERGER    PRE-MERGER
                                                         COMPANY       COMPANY
                                                       -----------    ----------
                                                          1997           1996
                    SEPTEMBER 30                         (DOLLARS IN MILLIONS)
Accrued liabilities were as follows:
Compensation, pension programs and current
  postretirement medical.............................    $ 24.2         $ 25.1
Warranty.............................................      24.6           23.3
Marketing program....................................      32.8           35.3
Restructuring........................................       6.0           18.5
Other................................................      51.7           49.7
                                                         ------         ------
  Accrued liabilities................................    $139.3         $151.9
                                                         ======         ======

Other non-current liabilities were as follows:

Pension programs.....................................      17.3           16.8
Environmental remediation............................      18.4           11.1
Other................................................     125.5           76.6
                                                         ------         ------
  Accrued non-current liabilities....................    $161.2         $104.5
                                                         ======         ======

                          OUTBOARD MARINE CORPORATION

9.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE SALES AGREEMENTS

     A summary of short-term borrowing activity was as follows (the balance outstanding at September 30, 1997 was Post-Merger Company):

                                                             1997     1996      1995
                                                              (DOLLARS IN MILLIONS)
Outstanding at September 30
  Credit agreement.........................................  $96.0    $  --    $   --
  Bank borrowing...........................................  $  --    $  --    $   --
Average bank borrowing for the year
  Borrowing................................................  $ 2.9    $ 5.7    $ 55.3
  Interest rate............................................    7.1%     6.6%      7.2%
  Maximum month end borrowing..............................  $29.0    $15.0    $100.0
                                                             =====    =====    ======

     The Company became obligated under a credit agreement, as amended, with AFG which provides for loans of up to $150 million (the "Acquisition Debt"). Amounts outstanding under this credit agreement are secured by 20.4 shares of common stock of the Post-Merger Company and bear interest at 10%. The Acquisition Debt matures on June 16, 1998. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation (see Note 9 to the Consolidated Financial Statements). Under the Acquisition Debt agreement, the Company is required to meet certain covenants. The Company is in compliance with these covenants.

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

     The Pre-Merger Company had a $55 million receivable sales agreement whereby it agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). These receivable sales agreements were terminated as of April 30, 1997. During the course of fiscal year 1997, monthly sales of receivables averaged $7.4 million with maximum sales of $29.0 million in February 1997. The Pre-Merger Company retained substantially the same credit risk as if the Receivables had not been sold. The costs associated with the receivable sales agreements were included in non-operating expense--other, net in the Statements of Consolidated Earnings for the years ended September 30, 1997 and 1996.

                          OUTBOARD MARINE CORPORATION

10.  LONG-TERM DEBT

     Long-term debt on September 30, 1997 and 1996, net of sinking fund requirements included in current liabilities, consisted of the following:

                                                       POST-MERGER    PRE-MERGER
                                                         COMPANY       COMPANY
                                                       -----------    ----------
                                                          1997           1996
                    SEPTEMBER 30                         (DOLLARS IN MILLIONS)
7% convertible subordinated debentures due 2002......    $ 74.8         $ 74.8
9 1/8% sinking fund debentures due through 2017......      62.6           64.8
Medium-term notes due 1998 through 2001 with rates
  ranging from 8.16% to 8.625%.......................      26.2           24.8
Industrial revenue bonds and other debt with rates
  ranging from 6.0% to 12.037%.......................      13.1           13.4
                                                         ------         ------
                                                         $176.7         $177.8
Less current maturities..............................     (72.9)          (0.2)
                                                         ------         ------
                                                         $103.8         $177.6
                                                         ======         ======

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

     Maturities and sinking fund requirements of long-term debt for each of the next five years are as follows:

                                               (DOLLARS IN MILLIONS)
1998.......................................          $72.9
1999.......................................          $11.2
2000.......................................          $ 7.0
2001.......................................          $ 6.3
2002.......................................          $ 8.4

11.  FINANCIAL INSTRUMENTS

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

     The Company uses various financial instruments to manage interest rate, foreign currency, and commodity pricing exposures. The agreements are with major financial institutions which are expected to fully perform under the terms of the instruments, thereby mitigating the credit risk from the transactions. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these

                          OUTBOARD MARINE CORPORATION
contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts.

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

12.  PREFERRED STOCK AND SHAREHOLDER RIGHTS PLAN

     Due to the change of control and the merger with Greenmarine, all rights existing under the shareholder rights plan adopted by the Pre-Merger Company on April 24, 1996 expired on September 30, 1997.

     In addition, as a result of the merger, all of the Pre-Merger Company's preferred stock, including those reserved for issuance under the shareholder rights plan, were cancelled.

13.  COMMON STOCK

     On September 30, 1997, all of the old outstanding common stock was cancelled and 20.4 million shares of new common stock were issued.

     In 1992, the Pre-Merger Company issued $74.75 million, principal amount, of 7% subordinated convertible debentures. The debentures were convertible into 3,359,550 shares of the Pre-Merger Company's common stock (which were reserved) at a conversion price of $22.25 per share. Due to the change of control and the merger with Greenmarine, each holder of debentures had the right, at such holder's option, to require

                          OUTBOARD MARINE CORPORATION
the Company to repurchase all or a portion of such holder's debentures at the purchase price by November 12, 1997. As a result of the offer to purchase, all but $7.1 million of the principal amount was tendered to, and purchased by, the Company.

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

     A summary of option data for all plans was as follows:

                                                          NUMBER OF      OPTION EXERCISE
                                                        OPTION SHARES    PRICE PER SHARE
                                                        -------------    ----------------
Options outstanding and unexercised at September 30,
  1994................................................    1,112,220      $ 10.00 - 24.625
  Options granted.....................................      153,200      $20.875 - 29.225
  Options exercised...................................      (41,715)     $ 10.00 - 21.375
  Options cancelled...................................      (40,460)     $ 18.50 - 24.625
                                                          ---------
Options outstanding and unexercised at September 30,
  1995................................................    1,183,245      $ 10.00 - 29.225
  Options granted.....................................      233,500      $  16.00 - 20.00
  Options exercised...................................      (36,730)     $ 10.00 - 19.375
  Options cancelled...................................     (102,415)     $ 10.00 - 24.625
                                                          ---------
Options outstanding and unexercised at September 30,
  1996................................................    1,277,600      $ 10.00 - 29.225
  Options granted.....................................      223,700      $         16.375
  Options exercised...................................     (526,620)     $ 10.00 - 19.375
  Options cancelled...................................     (974,680)     $16.375 - 29.225
                                                          ---------
Options outstanding and unexercised at September 30,
  1997*...............................................           --
                                                          ---------
Exercisable at September 30, 1997.....................           --
                                                          ---------

------------------------------
* Due to the merger with Greenmarine, all options outstanding were paid out in cash and cancelled at September 30, 1997.

14.  RETIREMENT BENEFIT AND INCENTIVE COMPENSATION PROGRAMS

     The Company and its subsidiaries have retirement benefit plans covering a majority of its employees. Worldwide pension calculations resulted in expense (income) of $2.4 million, $0.3 million and $(0.5) million in 1997, 1996 and 1995, respectively.

                          OUTBOARD MARINE CORPORATION

     The following schedule of pension expense (income) presents amounts relating to the Company's material pension plans, United States and Canada (all years presented were Pre-Merger Company):

                                                            YEARS ENDED SEPTEMBER 30
                                                           --------------------------
                                                            1997      1996      1995
                                                             (DOLLARS IN MILLIONS)
Benefits earned during the period........................  $  6.6    $  6.2    $  5.4
Interest cost on projected benefit obligation............    28.5      25.4      24.2
Return on pension assets.................................   (88.5)    (46.5)    (66.0)
Net amortization and deferral............................    54.3      15.7      34.3
                                                           ------    ------    ------
          Net periodic pension expense (income)..........  $   .9    $   .8    $ (2.1)
                                                           ======    ======    ======

     Actuarial assumptions used for the Company's principal defined benefit plans (1997 was Post-Merger Company):

                                                                  SEPTEMBER 30
                                                              --------------------
                                                              1997    1996    1995
Discount rates..............................................  7 1/2%    8%    7 3/4%
Rate of increase in compensation levels (salaried employee
  plans)....................................................    5%      5%      5%
Expected long-term rate of return on assets.................  9 1/2%  9 1/2%  9 1/2%

     The funded status and pension liability were as follows (1997 was Post-Merger Company):

                                                                             PLANS WHOSE
                                                        PLANS WHOSE          ACCUMULATED
                                                       ASSETS EXCEED           BENEFITS
                                                    ACCUMULATED BENEFITS    EXCEED ASSETS
                                                    --------------------    --------------
                                                                 SEPTEMBER 30
                                                    --------------------------------------
                                                      1997        1996      1997     1996
                                                            (DOLLARS IN MILLIONS)
Actuarial present value of benefit obligation
  Vested..........................................   $331.0      $298.5     $15.2    $14.0
  Nonvested.......................................     27.7        32.8       1.0      1.2
                                                     ------      ------     -----    -----
     Accumulated benefit obligation...............    358.7       331.3      16.2     15.2
Effect of projected future compensation
  increases.......................................     22.1        21.3       1.2      1.3
                                                     ------      ------     -----    -----
     Projected benefit obligation.................    380.8       352.6      17.4     16.5
Plan assets at fair market value..................    455.2       387.2        --       --
                                                     ------      ------     -----    -----
Plan assets (in excess of) less than projected
  benefit obligation..............................    (74.4)      (34.6)     17.4     16.5
Unrecognized net loss.............................       --       (16.8)       --     (4.4)
Prior service cost not yet recognized in net
  periodic pension expense........................       --       (15.7)       --      (.7)
Remaining unrecognized net asset (obligation)
  arising from the initial application of SFAS No.
  87..............................................       --        17.0        --      (.5)
Adjustment required to recognize minimum
  liability.......................................       --          --        --      4.3
                                                     ------      ------     -----    -----
     Pension liability (asset) recognized.........   $(74.4)     $(50.1)    $17.4    $15.2
                                                     ======      ======     =====    =====

     The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. This amount has been recorded as a long-term liability with an offsetting intangible asset. Because the asset recognized may not exceed the amount of unrecognized prior service cost and transition obligation on an individual plan basis, the balance of $3.5 million is reported as a separate reduction of

                          OUTBOARD MARINE CORPORATION
shareholders' investment at September 30, 1997 prior to the merger with Greenmarine. At September 30, 1997 in accordance with purchase accounting, plan assets in excess of or less than the projected benefit obligation have been recorded.

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

     The net cost of providing postretirement health care and life insurance benefits included the following components (all years presented were Pre-Merger Company):

                                                               YEARS ENDED SEPTEMBER 30
                                                              --------------------------
                                                               1997      1996      1995
                                                                (DOLLARS IN MILLIONS)
Service cost-benefits attributed to service during the
  period....................................................  $ 1.1     $ 1.0     $ 1.0
Interest cost on accumulated postretirement benefit
  obligation................................................    7.3       6.4       6.9
Amortization of prior service cost and actuarial gain.......   (1.8)     (1.9)     (1.8)
                                                              -----     -----     -----
          Net periodic postretirement benefit cost..........  $ 6.6     $ 5.5     $ 6.1
                                                              =====     =====     =====

     The amounts recognized in the Statements of Consolidated Financial Position included (1997 was Post-Merger Company):

                                                                   SEPTEMBER 30
                                                              ----------------------
                                                                1997         1996
                                                              (DOLLARS IN MILLIONS)
Accumulated postretirement benefit obligation
  Retirees..................................................   $ 65.3       $ 64.5
  Fully eligible active plan participants...................     13.3         11.5
  Other active plan participants............................     24.2         19.3
  Prior service credit......................................       --         10.7
  Unrecognized net gain.....................................       --          0.7
                                                               ------       ------
          Net obligation....................................   $102.8       $106.7
                                                               ======       ======

     The accumulated postretirement benefit obligation was determined using a 7 1/2% and 8% weighted average discount rate at September 30, 1997 and 1996, respectively. The health care cost trend rate was assumed to be 8% in fiscal year 1997, declining to 7% next year and remaining constant thereafter. In fiscal year 1996, the health care cost trend rate was assumed to be 9%, gradually declining to 7% over two years and remaining constant thereafter. A one percentage point increase of this annual trend rate would increase the accumulated postretirement benefit obligation at September 30, 1997 by approximately $7.0 million and the net periodic cost by $0.6 million for the year.

                          OUTBOARD MARINE CORPORATION

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

15.  OTHER EXPENSE (INCOME), NET

     Other non-operating expense (income) in the Statements of Consolidated Earnings consisted of the following items (all years presented were Pre-Merger Company):

                                                            YEARS ENDED SEPTEMBER 30
                                                            -------------------------
                                                             1997     1996      1995
                                                              (DOLLARS IN MILLIONS)
Expense (Income)
  Interest earned.........................................  $ (4.5)   $(4.1)   $ (7.0)
  Insurance recovery and lawsuit settlement...............   (10.7)      --        --
  Foreign exchange losses (gains).........................     1.0       --      (0.6)
  (Gain) loss on disposition of plant and equipment.......    (5.8)     0.9      (1.8)
  Joint venture earnings..................................    (7.2)    (4.4)     (4.9)
  Discount charges--
     Accounts receivable sales............................     0.6      1.7        --
  Miscellaneous, net......................................    (2.6)    (2.6)     (2.4)
                                                            ------    -----    ------
                                                            $(29.2)   $(8.5)   $(16.7)
                                                            ======    =====    ======

16.  INCOME TAXES

     The provision for income taxes consisted of the following components (all years presented were Pre-Merger Company):

                                                            YEARS ENDED SEPTEMBER 30
                                                            -------------------------
                                                             1997     1996      1995
                                                              (DOLLARS IN MILLIONS)
Provision for current income taxes
  Federal.................................................  $(36.7)   $(5.6)   $ 19.8
  State...................................................    (2.3)      --       3.7
  Non-U.S.................................................     2.8      2.5      10.6
                                                            ------    -----    ------
     Total current........................................   (36.2)    (3.1)     34.1
Changes to valuation allowance............................    39.0       --     (24.7)
                                                            ------    -----    ------
          Total provision.................................  $  2.8    $(3.1)   $  9.4
                                                            ======    =====    ======

                          OUTBOARD MARINE CORPORATION

     The significant short-term and long-term deferred tax assets and liabilities were as follows (1997 was Post-Merger Company):

                                                                  SEPTEMBER 30
                                                              ---------------------
                                                                1997         1996
                                                              (DOLLARS IN MILLIONS)
Deferred tax assets
  Litigation and claims.....................................   $  18.4      $ 16.9
  Product warranty..........................................      14.6        10.7
  Marketing programs........................................      13.7        15.3
  Postretirement medical benefits...........................      41.2        42.7
  Restructuring.............................................       7.3         7.6
  Loss carryforwards........................................      55.0        29.6
  Other.....................................................      59.5        46.5
  Valuation allowance.......................................     (82.7)      (92.8)
                                                               -------      ------
     Total deferred tax assets..............................   $ 127.0      $ 76.5
                                                               -------      ------
Deferred tax liabilities
  Depreciation and amortization.............................   $ (13.9)     $(12.4)
  Employee benefits.........................................     (12.8)      (14.0)
  Asset revaluations........................................     (44.5)         --
  Other.....................................................     (15.7)      (12.3)
                                                               -------      ------
     Total deferred tax liabilities.........................     (86.9)      (38.7)
                                                               -------      ------
          Net deferred tax assets...........................   $  40.1      $ 37.8
                                                               =======      ======

     The Company believes the recorded net deferred tax assets of $40.1 million, of which $57.9 million is reflected as a net long-term asset, will be realized. A valuation allowance of $82.7 million has been recorded at September 30, 1997, to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $20.7 million relates to deferred tax assets established for foreign and state loss carryforwards.

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

                          OUTBOARD MARINE CORPORATION

     The following summarizes the major differences between the actual provision for income taxes on earnings (losses) and the provision (credit) based on the statutory United States Federal income tax rate (all years presented were Pre-Merger Company):

                                                               YEARS ENDED SEPTEMBER 30
                                                              --------------------------
                                                               1997      1996      1995
                                                                (% TO PRETAX EARNINGS)
At statutory rate...........................................  (35.0)%   (35.0)%    35.0%
State income taxes, net of Federal tax deduction............   (3.0)     (0.2)      4.0
Tax effect of non-U.S. subsidiary earnings (loss) taxed at
  other than the U.S. rate..................................    0.1      11.4       9.6
Tax benefit not provided on domestic and foreign operating
  losses....................................................   41.8      20.6       1.2
Tax effect of goodwill amortization and write-offs..........    0.4       3.3       8.7
Reversal of valuation allowance.............................     --        --     (44.8)
Federal tax effect prior year's state income taxes paid.....   (0.2)     13.6        --
Tax effects of audit settlements............................     --     (50.5)       --
Other.......................................................   (0.5)      7.0       1.7
                                                              -----     -----     -----
  Actual provision..........................................   N.M.%     N.M.%     15.4%
                                                              =====     =====     =====

     Domestic and non-U.S. earnings before provision (credit) for income taxes consisted of the following (all years presented were Pre-Merger Company):

                                                            YEARS ENDED SEPTEMBER 30
                                                            -------------------------
                                                             1997      1996     1995
                                                              (DOLLARS IN MILLIONS)
Earnings (loss) before provision for income taxes
  United States...........................................  $(68.7)   $ (8.1)   $46.8
  Non-U.S.................................................    (7.6)     (2.3)    14.0
                                                            ------    ------    -----
          Total...........................................  $(76.3)   $(10.4)   $60.8
                                                            ======    ======    =====

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

17.  GEOGRAPHIC BUSINESS DATA

     The Company, which operates in a single business segment, manufactures and distributes marine engines, boats, parts and accessories. The Company markets its products primarily through dealers in the United States, Europe and Canada, and through distributors in the rest of the world.

                          OUTBOARD MARINE CORPORATION

     Information by geographic area was as follows (all years presented were Pre-Merger Company, except total assets in 1997 were Post-Merger Company):

                                                           YEARS ENDED SEPTEMBER 30
                                                       --------------------------------
                                                         1997        1996        1995
                                                            (DOLLARS IN MILLIONS)
Net sales
  United States......................................  $  721.0    $  813.3    $  906.8
  Europe.............................................      90.9       114.8       117.1
  Other..............................................     167.6       193.4       205.3
                                                       --------    --------    --------
     Total...........................................  $  979.5    $1,121.5    $1,229.2
                                                       ========    ========    ========
Sales between geographic areas from
  United States......................................  $  152.2    $  144.4    $  179.7
  Europe.............................................       2.1         7.4         7.9
  Other..............................................      47.0        45.6        58.0
                                                       --------    --------    --------
     Total...........................................  $  201.3    $  197.4    $  245.6
                                                       ========    ========    ========
Total revenue
  United States......................................  $  873.2    $  957.7    $1,086.5
  Europe.............................................      93.0       122.2       125.0
  Other..............................................     214.6       239.0       263.3
  Eliminations.......................................    (201.3)     (197.4)     (245.6)
                                                       --------    --------    --------
     Total...........................................  $  979.5    $1,121.5    $1,229.2
                                                       ========    ========    ========
Earnings (loss) from operations
  United States......................................  $  (36.3)   $    5.1    $   55.1
  Europe.............................................      (9.1)       (8.2)       (3.2)
  Other..............................................      (7.4)        6.0        30.1
  Corporate expenses.................................      (9.6)       (9.5)      (14.8)
                                                       --------    --------    --------
     Total...........................................  $  (62.4)   $   (6.6)   $   67.2
                                                       ========    ========    ========
Total assets at September 30
  United States......................................  $  885.4    $  593.6    $  612.2
  Europe.............................................      53.2        76.8       102.9
  Other..............................................     124.5       134.8       145.6
  Corporate assets...................................      31.7        68.5        46.3
                                                       --------    --------    --------
     Total...........................................  $1,094.8    $  873.7    $  907.0
                                                       ========    ========    ========

     Corporate assets consist of cash, securities and property. Due to the integrated nature of the Company's operations, any attempt to interpret the above geographic area data as resulting from unique or stand-alone types of operations could be misleading.

                          OUTBOARD MARINE CORPORATION

18.  QUARTERLY INFORMATION (UNAUDITED)

     A summary of pertinent quarterly data for the 1997 and 1996 fiscal years was as follows:

                                                                            QUARTER ENDED
                                                          -------------------------------------------------
                                                           DEC. 31      MAR. 31      JUNE 30      SEPT. 30
                                                           (DOLLARS IN MILLIONS, EXCEPT AMOUNTS PER SHARE)
Fiscal 1997
  Net sales.............................................    $197.1       $237.0       $275.8       $269.6
  Gross earnings........................................      22.7         36.5         54.8         39.0
  Net earnings (loss)...................................     (14.3)        (7.3)        (5.1)       (52.4)
                                                            ------       ------       ------       ------
  Net earnings (loss) per share:
     Primary............................................    $(0.71)      $(0.36)      $(0.25)      $(2.58)
                                                            ------       ------       ------       ------
     Fully diluted......................................    $(0.71)      $(0.36)      $(0.25)      $(2.58)
                                                            ------       ------       ------       ------

                                                                        QUARTER ENDED
                                                          -----------------------------------------
                                                          DEC. 31    MAR. 31    JUNE 30    SEPT. 30
Fiscal 1996*
  Net sales.............................................  $232.1     $285.5     $291.0      $312.9
  Gross earnings........................................    39.4       61.3       59.6        69.0
  Net earnings (loss)...................................   (12.4)       1.1       (3.6)        7.6
                                                          ------     ------     ------      ------
  Net earnings (loss) per share:
     Primary............................................  $(0.62)    $ 0.05     $(0.18)     $ 0.38
                                                          ------     ------     ------      ------
     Fully diluted......................................  $(0.62)    $ 0.05     $(0.18)     $ 0.36
                                                          ------     ------     ------      ------

------------------------------
- Includes restructuring charges of $11.9 million in the 3rd quarter and $13.7 million in the 4th quarter.

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

     The price range at which the Pre-Merger Company's common stock traded on the New York Stock Exchange and the dividends declared per share during the last eight fiscal quarters were as follows:

                                                        MARKET PRICE
                                                 ---------------------------    DIVIDEND
                 QUARTER ENDED                    HIGH      LOW      CLOSING    DECLARED
September 30, 1997.............................  $18.00    $16.50    $18.00       $ --
June 30, 1997..................................   18.13     14.00     17.75         --
March 31, 1997.................................   17.88     12.00     12.63        .10
December 31, 1996..............................   17.50     14.88     16.50        .10
September 30, 1996.............................   18.50     14.38     15.38        .10
June 30, 1996..................................   20.25     18.13     18.13        .10
March 31, 1996.................................   21.88     18.88     19.13        .10
December 31, 1995..............................   22.38     19.75     20.38        .10

     Old shares of common stock were cancelled September 30, 1997 and new shares were issued which are not publicly traded.

19.  COMMITMENTS AND CONTINGENT LIABILITIES

     As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will

                          OUTBOARD MARINE CORPORATION
repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40 million per model year for a period not to exceed 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases.

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

     As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At September 30, 1997, the Company has accrued approximately $21 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The

                          OUTBOARD MARINE CORPORATION
possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

     Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual accurately reflects the Company's liability based upon the information available at the time.

20.  PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS--(UNAUDITED)

     The following unaudited pro forma Condensed Statements of Consolidated Earnings (the "Pro Forma Statements") were prepared to illustrate the estimated effects of the acquisition by Greenmarine Holdings as if the transaction had occurred for statements of consolidated earnings purposes as of the beginning of the period presented.

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

                                                              FOR THE YEARS ENDED
                                                                  SEPTEMBER 30
                                                              --------------------
                                                               1997        1996
                                                                  (UNAUDITED)
                                                                  (DOLLARS IN
                                                              MILLIONS, EXCEPT PER
                                                                  SHARE DATA)
Net sales...................................................  $979.5     $1,121.5
Cost of goods sold..........................................   825.1        890.8
                                                              ------     --------
  Gross earnings............................................   154.4        230.7
Selling, general and administrative expense.................   218.9        213.6
Restructuring charges.......................................      --         25.6
                                                              ------     --------
  Earnings (loss) from operations...........................   (64.5)       (8.5)
Interest expense............................................    28.4         24.3
Other (income) expense, net.................................   (29.2)        (8.5)
                                                              ------     --------
  Loss before provision for income taxes....................   (63.7)       (24.3)
Provision (credit) for income taxes.........................     2.8         (3.1)
                                                              ------     --------
  Net loss..................................................  $(66.5)    $  (21.2)
                                                              ======     ========
Net loss per share of common stock (primary and fully
  diluted)..................................................  $(3.26)    $  (1.04)
                                                              ======     ========
Shares outstanding..........................................    20.4         20.4
                                                              ======     ========

Note 21.  Subsequent Events

     The Company expects to report a net loss of approximately $150 million in fiscal year 1998. The net loss will include approximately $51 million of operating expenses and $98 million of restructuring expenses that were previously recorded as part of purchase accounting prior to the restatement discussed in Note 2.

     On March 10, 1998, the Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of the Company's employees. All employees are eligible to participate in PROP. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares currently authorized common stock of the Company.

     In January 1998, the Company announced the closing of its Old Hickory, TN facility and the consolidation of its freshwater fishing operations to the Company's Murfreesboro, TN facility.

     In fiscal 1997, the Company became aware of certain problems associated with its FICHT engines. In April 1998, the Company began to identify the causes of the problems and an upgrade kit was prepared and distributed. The Company established a reserve for the correction and will record this amount in its third and fourth quarters of fiscal 1998.

     On May 27, 1998, the Company issued $160.0 million of 10 -3/4 Senior Notes due 2008, with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance totaled $155.2 million, of which $150.0 million was used to repay the Acquisition Debt.

     In July 1998, the Company was provided information on the results of a feasibility study which was performed on the Company's owned property located in Waukegan, Illinois, commonly known as the Coke Plant. This information was provided to the Company by the two prior owners of the property -- General Motors Corporation and North Shore Gas Company. Although the Company was aware of the contamination and that the study was being conducted, it was not until this time that they became aware of the scope and extent of the contamination and the associated remedial alternatives. Although the Company believes that it was not a generator of hazardous substances at the site, as a land owner, it is by statute a potentially responsible party (PRP). Based on its experience with Superfund Sites, the Company calculated a range of potential allocations and will record an amount related to the most probable outcome in its September 1998 financial statements.

     On July 22, 1998, the Board of Directors of the Company resolved to amend
Article X of its Bylaws to reflect a change in its fiscal year from the twelve month period of October 1 through September 30 of each year to a twelve month calendar year of January 1 through December 31 of each year.

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There also can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes and recorded an amount in its June 1998 financial statements.

     On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities. A restructuring charge of approximately $98 million will be recognized in the fourth fiscal quarter of 1998 and includes charges for the costs associated with closing these two facilities (Milwaukee, WI and Waukegan, IL engine plants), and the related employee termination benefits for approximately 900 employees. The Company plans to outsource the manufacturing of parts currently produced by these two facilities to third party vendors. It has started to obtain proposals from several vendors and is currently reviewing the proposals received in anticipation of outsourcing production. The Company anticipates substantial completion of the restructuring plan by the year 2000. Separately, as part of the restatements, the Company recognized liabilities for certain contingencies related to a patent claim, an environmental remediation site and certain engine warranty claims.

     On December 8, 1998, the Company terminated its joint venture with AB Volvo Penta and Volvo Penta of the Americas, Inc. and entered into a Product Sourcing Contract (the "Sourcing Contract") which will control the future purchase and sale obligations of various specified goods between certain of the parties.

     As of September 30, 1998, the Company was not in compliance with certain of the maintenance covenants contained in its credit agreement with NationsBank, N.A. The Company informed the lenders under the credit agreement of the circumstances resulting in the non-compliance and the Company reached an understanding with NationsBank, as agent for the lenders under the credit agreement, regarding revised covenants and waivers of any past violations. The Company is currently negotiating the third amendment to the credit agreement to formalize the amendment and it is expected the amendment will be finalized prior to the Company's filing its Annual Report on Form 10-K for its fiscal year ended September 30, 1998.

SIGNATURES


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                           OUTBOARD MARINE CORPORATION
                                            (Registrant)

                               By:  /s/ Andrew P. Hines
                                 --------------------------------------
                                 Andrew P. Hines
Dated: December 21, 1998         Executive Vice President and
                                 Chief Financial Officer