Form 10-Q/A
period 1997-12-31
OUTBOARD MARINE CORP
filed 1998-12-22
CIK 75149

                                  Form 10-Q/A
                               (Amendment No. 1)
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

         YES X NO ___
            --
Number of shares of Common Stock of $0.01 par value outstanding at December 31, 1998 was 20,425,554 shares.

                                Explanatory Note
                                ----------------

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Outboard Marine Corporation (the "Company") amends and restates in its entirety Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of Part II in connection with the restatement of the Company's financial statements for its fiscal year ended September 30, 1997 and period ended December 31, 1997 to revise the accounting of its acquisition by Greenmarine Holdings LLC in September 1997. (See Note 2 to the Notes to Consolidated Financial Statements).

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q
                                 PART I, ITEM 1
                             FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS
                               December 31, 1997

Financial statements required by this form:
                                                                            Page

         Statements of Consolidated Earnings                                3

         Condensed Statements of Consolidated Financial Position            4

         Statements of Consolidated Cash Flows                              5

         Notes to Consolidated Financial Statements                         6

Outboard Marine Corporation
Statements of Consolidated Earnings
(Unaudited)


                                             Three Months Ended
                                                 December 31
                                        ------------------------------
                                         Post-Merger       Pre-Merger
                                           Company           Company
                                        (As Restated)
(Dollars in millions except
  amounts per share)                         1997              1996
                                            ------            ------
Net sales.............................   $   209.5         $   197.1
Cost of goods sold....................       173.7             174.4
                                            ------            ------
 Gross earnings.......................        35.8              22.7

Selling, general and administrative
 expenses.............................        46.8              42.4
                                            ------            ------
 Earnings (loss) from operations......       (11.0)            (19.7)

Non-operating expense (income):
 Interest expense.....................         7.7               4.4
 Other, net...........................        (2.4)            (10.6)
                                            ------            ------
                                               5.3              (6.2)
                                            ------            ------
 Earnings (loss) before provision
  for income taxes....................       (16.3)            (13.5)
Provision for income taxes............         0.8               0.8
                                            ------            ------
    Net earnings (loss)...............   $   (17.1)        $   (14.3)
                                            ======            ======

Net earnings (loss) per share of
 common stock
     Basic............................   $   (0.84)        $   (0.71)
                                            ======            ======
     Diluted..........................   $   (0.84)        $   (0.71)
                                            ======            ======
Average shares of common stock
 outstanding..........................        20.4              20.2



The accompanying notes are an integral part of these statements.

Outboard Marine Corporation
Condensed Statements of Consolidated Financial Position

                                                                     (Unaudited)
                                                                     Post-Merger         Post-Merger
                                                                       Company             Company
                                                                     December 31,       September 30,
(Dollars in millions)                                                   1997                 1997
                                                                     ------------       -------------
                                                                     (As Restated)      (As Restated)
ASSETS
Current Assets:
 Cash and cash equivalents                                           $   24.1            $   54.4
 Receivables                                                            127.9               153.2

Inventories
 Finished products                                                       82.2                62.1
 Raw material, work in process and service parts                        115.0               114.8
                                                                     --------            --------
  Total inventories                                                     197.2               176.9

Other current assets                                                     54.6                86.5
                                                                     --------            --------
  Total current assets                                                  403.8               471.0

Product tooling, net                                                     33.9                34.2
Goodwill                                                                126.5               127.3
Trademarks, patents and other intangibles                                83.0                83.9
Other assets                                                            169.4               168.2

Plant and equipment at cost                                             211.8               210.2
  less accumulated depreciation                                          (6.3)                 --
                                                                     --------            --------
                                                                        205.5               210.2
                                                                     --------            --------
   Total assets                                                      $1,022.1            $1,094.8
                                                                     ========            ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
 Short-term debt                                                     $  175.7            $   96.0
 Accounts payable                                                        67.9               142.0
 Accrued and other                                                      162.2               218.8
                                                                     --------            --------
  Total current liabilities                                             405.8               456.8

Long-term debt                                                          102.8               103.8
Postretirement Benefits Other than Pensions                              96.0                96.0
Other non-current liabilities                                           161.0               161.2

Shareholders' Investment:
 Common stock and capital surplus                                       277.0               277.0
 Accumulated earnings employed in the business                          (17.1)                 --
 Cumulative translation adjustments                                      (3.4)                 --
                                                                     --------            --------
  Total shareholders' investment                                        256.5               277.0
                                                                     --------            --------
    Total liabilities and shareholders' investment                   $1,022.1            $1,094.8
                                                                     ========            ========

The accompanying notes are an integral part of these statements.

OUTBOARD MARINE CORPORATION
STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)



                                                                                       Three Months Ended
                                                                                          December 31
                                                                       -----------------------------------------------


                                                                         Post-Merger                       Pre-Merger
                                                                          Company                           Company
                                                                         -----------                       ----------
(Dollars in millions)                                                       1997                              1996
                                                                            ----                              ----
                                                                        (As Restated)                    (As Restated)
Cash Flows from Operating Activities:

Net earnings (loss)                                                      $   (17.1)                       $   (14.3)
Adjustments to reconcile net earnings (loss ) to net cash provided
by operations:                                                                12.5                             12.7
  Depreciation and amortization
  Changes in current accounts excluding the effects of
   acquisitions and noncash transactions:
   Decrease in receivables                                                    24.4                             25.9
   Increase in inventories                                                   (21.3)                            (9.6)
   Decrease (increase) in other current assets                                31.8                             (1.5)
   Decrease in accounts payable and accrued
    liabilities                                                              (63.5)                           (38.9)
   Other, net                                                                 (3.4)                             0.1
                                                                           -------                          -------
     Net cash provided by (used for) operating activities                    (36.6)                           (25.6)

Cash Flows from Investing Activities:
Expenditures for plant and equipment, and tooling                             (6.3)                           (12.1)
Proceeds from sale of plant and equipment                                      0.1                              5.5
Other, net                                                                     0.8                               --
                                                                            ------                         --------
     Net cash used for investing activities                                   (5.4)                            (6.6)

Cash Flows from Financing Activities:
Net increase in short-term debt                                               79.7                               --
Payments of long-term debt, including current maturities                     (67.7)                              --
Cash dividends paid                                                             --                             (4.0)
Other, net                                                                      --                              0.3
                                                                           -------                         --------
     Net cash used for financing activities                                   12.0                             (3.7)

Exchange Rate Effect on Cash                                                  (0.3)                             0.3
                                                                           -------                         --------
Net decrease in Cash and Cash Equivalents                                    (30.3)                           (35.6)
Cash and Cash Equivalents at Beginning of Period                              54.4                             95.5
                                                                           -------                         --------
Cash and Cash Equivalents at End of Period                               $    24.1                        $    59.9
                                                                          ========                         ========

Supplemental Cash Flow Disclosures:
  Interest paid                                                          $     7.2                        $     4.2
  Income taxes paid                                                      $     1.3                        $     2.7
                                                                          ========                         ========


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

The Post-Merger Company Condensed Statement of Consolidated Financial Position as of December 31, 1997 and the related Post-Merger Company Statements of Consolidated Earnings and Consolidated Cash Flow for the three months ended December 31, 1997 are not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price at September 30, 1997 has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. As of December 31, 1997, the allocation of purchase price to assets acquired and liabilities assumed has not been finalized. The preliminary purchase price allocation included $8.1 million of reserves for: 1) severance costs associated with closing the Old Hickory, TN facility, 2) guaranteed payments for terminating a supply agreement and 3) severance costs for certain corporate employees. The Company has not incurred any costs against the reserves discussed above as of December 31, 1997. Subsequent adjustments to reduce the reserves by approximately $1.4 million as part of the finalization of the purchase price allocation were recorded at September 30, 1998 in accordance with EITF 95-3. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position at September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

2. RESTATEMENT AND RECLASSIFICATION

The Company has restated and reclassified its Statement of Consolidated Financial Position at September 30, 1997 and December 31, 1997 and its Statement of Consolidated Earnings for the three-month period ended December 31, 1997 to revise the accounting for its acquisition by Greenmarine. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related notes herein includes all of the restatements and reclassifications.

The restatements result from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine should be charged. As of September 30, 1997 management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believes that these charges are more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, result in a decision that these expenses are, using interpretations of authoritative accounting literature, more appropriately reported in the 1998 fiscal year. As a result, the Company's September 30, 1997 financial statements have been restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company will recognize approximately $149 million in operating expenses and restructuring costs in its Statements of Consolidated Earnings for fiscal year 1998 (for each of the respective quarterly periods and the fiscal year-end, as appropriate) to record its reorganization plan and contingencies. (See Note 7 for further information on the Company's business reorganization plan.)

In addition, the Company restated its Statement of Consolidated Earnings for the three months ended December 31, 1997 to reflect $5.0 million of charges as period costs. The primary components of the charges recorded in the three-month period ended December 31, 1997 as a result of the restatements include $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, and $1.7 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund. These costs were previously recorded as part of purchase accounting. The compensation expenses have been recorded as increases in selling, general, and administrative expenses and the dealer incentive accrual has been recorded as a reduction of net sales in the Statement of Consolidated Earnings. Separately, goodwill amortization expense was reduced by $0.8 million for the three months ended December 31, 1997.

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

The cumulative effect of such reclassifications and the restatement discussed above on the Statement of Consolidated Financial Position as of December 31, 1997 is shown in the following table:


                                       AS PREVIOUSLY
                                          REPORTED      RECLASSIFICATIONS          RESTATEMENT        AS RESTATED
Goodwill                                    $248.6              $   --              $(122.1)             $126.5
Other current assets                          54.6                  --                  --                 54.6
Other assets                                 130.7                44.5                  --                169.4
                                                                  (5.8)

Accrued liabilities                          199.9                (5.8)              (31.9)               162.2
Other non-current liabilities                202.5                44.5               (86.0)               161.0
Total shareholders' investment               260.7                  --                (4.2)               256.5

The restatement also had the effect of increasing the net loss and loss per share in the Statement of Consolidated Earnings for the period ended December 31, 1997 as shown in the following table:


                                    AS PREVIOUSLY
                                       REPORTED            RESTATEMENT          AS RESTATED
Net Sales                               $ 211.2               $  (1.7)              $ 209.5
Cost of goods sold                        173.7                    --                 173.7
                                        -------               -------               -------
Gross earnings                             37.5                  (1.7)                 35.8

Selling, general, and
administrative expenses                    44.3                   2.5                  46.8
                                        -------               -------               -------
Loss from operations                       (6.8)                 (4.2)                (11.0)
Non-operating expenses                      5.3                    --                   5.3
                                        -------               -------               -------

Loss before provision
for income taxes                          (12.1)                 (4.2)                (16.3)
Provision for income taxes                  0.8                    --                   0.8
                                        -------               -------               -------
Net earnings(loss)                      ($ 12.9)              $  (4.2)              $ (17.1)
                                        =======               =======               =======
Net loss per share
         Basic                          $  (.63)              $  (.21)              $  (.84)
         Diluted                        $  (.63)              $  (.21)              $  (.84)

The restatements did not have an affect on the Company's Statement of Consolidated Cash Flows (other than reclassifications in the cash flows from operations).

3.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No. 2) for the year ended September 30, 1997. The 1998 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

4.  SHORT-TERM BORROWINGS

The Company became obligated under a credit agreement, as amended, which provides for loans of up to $150 million (the "Acquisition Debt"). Amounts outstanding under this credit agreement are secured by 20.4 million shares of common stock of the Post-Merger Company and bear interest at 10%. The Acquisition Debt matures on June 16, 1998. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002. At December 31, 1997, the full $150 million principal amount of the Acquisition Debt was outstanding.

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

5.  CONTINGENT LIABILITIES

As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $40 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30-month period. The Company resells any repurchased products. Losses incurred under this program have not been material. The company accrues for losses which are anticipated in connection with expected repurchases.

The Company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, as well as those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the Company's Statement of Consolidated Financial Position or the Statement of Consolidated Earnings of the Company.

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

As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At December 31, 1997, the Company has accrued approximately $21.0 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

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

6.  PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

The following unaudited pro forma Condensed Statement of Consolidated Earnings (the "Pro Forma Statement") was prepared to illustrate the estimated effects of the acquisition by Greenmarine Holdings as if the transaction had occurred for statement of consolidated earnings purposes as of the beginning of fiscal 1997.

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

                                                                   Three Months Ended
                                                                    December 31, 1996
(In millions, except per share data)                                   (Unaudited)
Net sales                                                               $ 197.1
Cost of goods sold                                                        174.1
                                                                        -------
  Gross earnings                                                           23.0
Selling, general and administrative expense                                43.5
                                                                        -------
  Earnings (Loss) from operations                                         (20.5)
Interest expense                                                            7.4
Other (income) expense, net                                               (10.6)
                                                                        -------
  Loss before provision for income taxes                                  (17.3)
Provision for income taxes                                                  0.8
                                                                        -------
  Net loss                                                              $ (18.1)
                                                                        =======
Net loss per share of common stock
  (basic and diluted)                                                   $ (0.89)
                                                                        =======
Shares outstanding                                                         20.4
                                                                        =======

7.  SUBSEQUENT EVENTS

The Company expects to report a net loss of approximately $150 million in fiscal year 1998. The net loss will include approximately $51 million of operating expenses and approximately $98 million of restructuring expenses that were previously recorded as part of purchase accounting prior to the restatement discussed in Note 2.

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

On May 27, 1998, the Company issued $160.0 million of 10-3/4 Senior Notes due 2008, with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance totaled $155.2 million, of which $150.0 million was used to repay the Acquisition Debt.

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

On July 22,1998, the Board of Directors of the Company resolved to amend
Article x of its Bylaws to reflect a change in its fiscal year from the twelve month period of October 1 through September 30 of each year to a twelve month calendar year of January 1 through December 31 of each year.

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

On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities by the year 2000. A restructuring charge of approximately $98 million will be recognized in the fourth fiscal quarter of 1998 and includes charges for the costs associated with closing these two facilities (Milwaukee, WI and Waukegan, IL engine plants), and the related employee termination benefits for approximately 900 employees. The Company plans to outsource the manufacturing of parts currently produced by these two facilities to third party vendors. It has started to obtain proposals from several vendors and is currently reviewing the proposals received in anticipation of outsourcing production. The Company anticipates substantial completion of the restructuring plan by the year 2000. Separately, as part of the restatements, the Company recognized liabilities for certain contingencies related to a patent claim, an environmental remediation site and certain engine warranty claims.

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

                                 PART I, ITEM 2
                              FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                DECEMBER 31, 1997

         The following discussion should be read in conjunction with the more detailed information and Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein. The Company announced that it is restating its post-merger consolidated financial statements for its fiscal quarter ended December 31, 1997 in connection with its revising the accounting for its acquisition by Greenmarine Holdings LLC ("Greenmarine Holdings") in September 1997. The Company has also restated its financial statements for its fiscal year ended September 30, 1997. The restatements result from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine Holdings should be charged. As of September 30, 1997 management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believes that these charges are more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, result in a decision that these expenses are, using interpretations of authoritative accounting literature, more appropriately reported in the 1998 fiscal year. As a result, the Company's September 30, 1997 financial statements have been restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company will recognize approximately $149 million in operating expenses and restructuring costs in its Statements of Consolidated Earnings for fiscal year 1998 (for each of the respective quarterly periods and the fiscal year-end, as appropriate) to record its reorganization plan and contingencies. (See Note 7 of the Notes to the Consolidated Financial Statements contained elsewhere herein for further information on the Company's business reorganization plan.) The restatements to the Company's financial statements at and for the fiscal quarter ended December 31, 1997 include the reversal of the items listed above for the September 30, 1997 period as well as certain adjustments to reflect items, formerly charged against purchase accounting reserves in the fiscal quarter ended December 31, 1997, as period costs (See Note 2 of the Notes to the Consolidated Financial Statements contained elsewhere herein). The primary components of the charges recorded in the three-month period ended December 31, 1997 as a result of the restatements include $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, and $1.7 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund. These costs were previously recorded as part of purchase accounting. The compensation expenses have been recorded as increases in selling, general, and administrative expenses and the dealer incentive accrual has been recorded as a reduction of net sales in the Statement of Consolidated Earnings. The Company also reclassified certain deferred tax items and a valuation reserve to more properly aggregate them in the appropriate asset and liability accounts. Separately, the Company reduced the deferred tax assets and the corresponding valuation allowance to reflect the tax impacts of the purchase accounting adjustments. As part of the purchase accounting adjustments, the Company also reclassified a valuation reserve for a joint venture investment to other assets from accrued liabilities. Such reclassifications did not change net income. The restatements did not have an effect on the Company's Statement of Consolidated Cash Flows (other than certain reclassifications in the cash flows from operations). Further information regarding the restatement is provided in Note 1 and 2 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

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

The recreational marine industry, in general, and the business of the Company are seasonal due to the impact of the buying patterns of its dealers and consumers. The Company's peak revenue periods historically have been its fiscal quarters ending June 30 and September 30, respectively. Accordingly, the Company's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's fiscal quarter ending March 31 and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowing averaged $2.9 million in 1997, with month-end peak borrowing of $29.0 million in February 1997. Because of the seasonality of the Company's business, the results of operations for any fiscal quarter are not necessarily indicative of the results for the full year. Additionally, an event which adversely affects the Company's business during any of these peak periods could have a material adverse effect on the Company's financial condition or results of operations for the full years.

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

Acquisition by Greenmarine Holdings LLC. On September 12, 1997, Greenmarine Holdings acquired control of approximately 90% of the then outstanding shares of common stock (the "Pre-Merger Company Shares") of the Company through an $18.00 per share tender offer pursuant to Greenmarine Holdings' Offer to Purchase dated August 8, 1997 (the "Tender Offer"). On

September 30, 1997, Greenmarine Holdings acquired the untendered Pre-Merger Company Shares by merging its acquisition subsidiary (i.e. Greenmarine Acquisition Corp.) with and into the Company (the "Merger", and together with the Tender Offer, the "Greenmarine Acquisition"). As a result of the Merger, the Company became a wholly-owned subsidiary of Greenmarine Holdings; each untendered Pre-Merger Company Share outstanding immediately prior to the Merger was converted into the right to receive a cash payment of $18.00 per share; and
20.4 million shares of new common stock of the Company were issued to Greenmarine Holdings. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position as of September 30, 1997. As of September 30, 1997, the allocation of purchase price to assets acquired and liabilities assumed in the Greenmarine Acquisition has not been finalized. The preliminary purchase price allocation included $8.1 million of reserves for (i) severance costs associated with closing the Company's Old Hickory, Tennessee facility, (ii) guaranteed payments in connection with terminating a supply agreement and (iii) severance costs for certain former corporate employees. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

New Management Initiatives. As discussed above, on September 12, 1997, Greenmarine Holdings acquired control of the Company. Since that time, the Company has begun to assemble a new, highly-experienced senior management team led by David D. Jones. As of September 30, 1997, the new senior management team began developing, and, as of December 31, 1997, is still developing, a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. In addition, as part of the Greenmarine Acquisition, the Company is developing a business reorganization plan to realign and consolidate its products offered in the marketplace, and to improve existing manufacturing processes that will enable the Company to increase production efficiency and asset utilization. This turnaround strategy and reorganization plan may include the elimination and/or consolidation of certain of the Company's products and may include the closing and/or consolidation of certain of the Company's manufacturing facilities located primarily in the United States and corresponding involuntary employee terminations.

In connection with the implementation of the Company's turnaround strategy and reorganization plan, some key actions have already been taken. In October 1997, the Company announced that its Four Winns boat brand would be the Company's premier boat brand and a new general manager was announced to ensure that the manufacturing efficiencies of the Four Winns facilities in Cadillac, Michigan would be achieved. In December 1997, the Company announced the closing of a facility in Old Hickory, Tennessee, the consolidation of its freshwater fishing operations to its Murfreesboro, Tennessee facility, and the consolidation of substantially all of its saltwater fishing boat operations to its Columbia, South Carolina facility. These actions were done so that the Company could better focus its resources on these unique markets. In January 1998, the Company also announced that a strategic purchasing program had been put into place from which it was expected to derive substantial savings. A team of internal managers to coordinate this program is expected to be operational by the end of February 1998.

Introduction of FICHT Engines; Regulatory Compliance. The United States Environmental Protection Agency (the "EPA") has adopted regulations governing emissions from two-stroke marine engines. As adopted, the regulations as they relate to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. In 1994, the Company announced "Project LEAP", a project to convert its entire outboard product line to low-emissions products within the next decade. Partly in response to these EPA emission standards, the Company introduced its new Johnson and Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. In January 1997, the Company introduced its 150hp FICHT fuel-injected engine and, during fiscal 1998, the Company expects to introduce 175hp, 115hp and 90hp FICHT fuel-injected engines. All of the Company's fuel-injected engines are expected to meet or exceed the EPA's 2006 requirements. In addition, in February 1998, the Company debuted its FICHT technology application to personal watercraft. The higher manufacturing costs of the FICHT fuel injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which may or may not meet the new EPA standards, continue to be available. The Company expenses its research and development costs as they are incurred. In addition, the Company has a strategic alliance with Suzuki to produce certain four-stroke engines in specified horsepower levels to meet market demands for these products without investing in re-tooling and engineering costs. The Company believes the combination of the FICHT fuel injection technology and the addition of the four-strokes to the engine line will allow OMC to offer a broad range of low emission marine engine technology.

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

Environmental Compliance. The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination arising at its owned or operated sites and facilities where its waste is being or has been disposed. The Company believes it is in substantial compliance with such laws except where such noncompliance is not expected to have a material adverse effect. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws impose joint, strict and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site. As of December 31, 1997, the Company has accrued approximately $21 million for costs relating to remediation at contaminated sites, including operation and maintenance for continuing and closed-down operations. The Company believes that these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such known or unknown matters. See Note 5 to the Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

PERIODS ENDED DECEMBER 31, 1997 COMPARED TO PERIODS ENDED DECEMBER 31, 1996

         Net Sales. Net sales increased to $209.5 million in the three months ended December 31, 1997 from $197.1 million in the three months ended December 31, 1996, an increase of 6.3%. The increase over last year was due primarily to higher marine engine sales. Softness in marine engine and boat sales in the fall of 1996 kept dealer inventories relatively high resulting in lower OMC sales while OMC assisted dealers in reducing field inventories.

         Cost of Goods Sold. Cost of goods sold decreased to $173.7 million in the three months ended December 31, 1997 from $174.4 million in the three months ended December 31, 1996. Cost of goods sold was 82.9 percent of sales during the first quarter of fiscal 1998 as compared with 88.5 percent of sales during the first quarter of fiscal 1997. The improvement in cost of goods sold is due primarily to better absorption of costs in the current quarter. In the previous year's first quarter the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. This resulted in both sales decreases and unabsorbed costs last year.

         Selling, General and Administrative ("SG&A"). SG&A expense increased to $46.8 million in the three months ended December 31, 1997 from $42.4 million in the three months ended December 31, 1996, an increase of $4.4 million or 10.4 percent. The increase is due primarily to higher warranty expense due to extended warranty coverage on certain new models.

         Earnings (Loss) from Operations. Earnings from operations was ($11.0) million in the three months ended December 31, 1997 compared with a loss of ($19.7) million in the three months ended December 31, 1996. The increase was primarily attributable to the increase in sales coupled with better absorption of costs.

         Non-Operating Expense (Income). Interest expense increased to $7.7 million in the three months ended December 31, 1997 from $4.4 million in the three months ended December 31, 1996, an increase of $3.3 million. The increase was a result of the new debt structure in place after the merger. Other non-operating income was $2.4 million in the three months ended December 31, 1997 compared to $10.6 million in the three months ended December 31, 1996. Other non-operating income was lower due primarily to $1.6 million in gains from the sale of assets and an insurance recovery of $6.1 million in an environmental matter both in the previous year's first quarter.

         Provision (Credit) for Income Taxes. Provision (credit) for income taxes was $0.8 million in the three months ended December 31, 1997 and $0.8 million in the three months ended December 31, 1996. The provision for income taxes for the three months ended December 31, 1997 and 1996 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at December 31, 1997 decreased $67.2 million from September 30, 1997. Cash and cash equivalents decreased $30.3 million. Receivables decreased $25.3 million due primarily to the switch to more domestic outside financing and inter-national independent distributor sales. Inventories at December 31, 1997 increased $20.3 million from September 30, 1997 due to the seasonal nature of OMC's business but were lower than the December 31, 1996 levels due primarily to efforts to reduce quantities of work in process and service parts inventories. Other current assets decreased $31.9 million due primarily to a reduction in a trust depository that funded the remaining untendered outstanding shares of the Pre-Merger Company's common stock.

Short-term debt was $175.7 million at December 31, 1997 including $150.0 million principal amount of the credit agreement dated August 13, 1997, with American Annuity Group, Inc. and Great American Insurance Company as lenders (the "Term Loan"). The Company assumed the obligations under the Term Loan in connection with the Greenmarine Acquisition. The full amount of the Term Loan matures on June 16, 1998. The Company and Greenmarine Holdings believe the Company will be able to raise funds to refinance such debt through the sale of debt or equity in the public or private markets by the maturity date of the Term Loan. See Note 3 to the Consolidated Financial Statements. Accounts payable decreased $74.1 million from September 30, 1997 due to payments to Pre-Merger Company shareholders for untendered outstanding stock and also due to payments due to change of control. Accrued liabilities decreased $56.6 million due primarily to the redemption of the Pre-Merger Company's convertible subordinated debentures due 2002.

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

In connection with the merger, the Post-Merger Company assumed the obligations under a credit agreement for up to $150 million (the "Acquisition Debt") borrowed for the purposes of acquiring shares of the Pre-Merger Company and the purchase of some $67.7 million principal amount of 7% convertible subordinated debentures due 2002 (the "Convertible Debentures"), which the Company had an obligation to offer to purchase because of the change of control at a price of 100% of the outstanding principal amount of the Acquisition Debt was outstanding. The remaining $54 million principal amount of the Acquisition Debt was borrowed on November 12, 1997 in connection with the purchase of the Convertible Debentures.

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

YEAR 2000 MATTERS

During fiscal 1997, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The steps to be taken include reviews of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on this review, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the process of implementing and testing remedies of issues identified during the assessment phase. Issues raised relative to personal computers and local and wide area networks are in the process of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment which would be affected by the Year 2000 and those which were identified are in the process of being modified. Most of the Company's telecommunications equipment is currently Year 2000 compliant and in cases where it is not, the equipment has either been replaced or appropriation requests for the replacement have been prepared and are being processed. The Company anticipates completing all implementation and testing of internal remedies by June 30, 1999.

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

Through December 31, 1997, the Company has made no expenditures on personal computer and network, mainframe and telecommunication solutions for issues related with the Year 2000 and estimates that it will spend up to a total of $11.1 million, half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     OUTBOARD MARINE CORPORATION

 Signature                  Title                         Date
-------------------------- ---------------------------  ------------------------

By  /s/ Andrew P. Hines    Executive Vice President &     December 21, 1998
                           Chief Financial Officer

-------------------------- ---------------------------  ------------------------
     ANDREW P. HINES