Form 10-Q/A
period 1998-03-31
OUTBOARD MARINE CORP
filed 1998-12-22
CIK 75149

                                  Form 10-Q/A
                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

(Mark One)

(X) Quarterly amended report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 1998.

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
      YES  X    NO
          ---      ---

Number of shares of Common Stock of $0.01 par value outstanding at March 31, 1998 was 20,425,554 shares.

                                EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Outboard Marine Corporation (the "Company") amends and restates in its entirety Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of Part II in connection with the restatement of the Company's financial statements for its fiscal year ended September 30, 1997 and period ended March 31, 1998 to revise the accounting of its acquisition by Greenmarine Holdings LLC in September 1997. (See Note 2 to the Notes to Consolidated Financial Statements).

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

OUTBOARD MARINE CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
(UNAUDITED)

                                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                                               MARCH 31                    MARCH 31
                                                       -------------------------   -------------------------
                                                       POST-MERGER   PRE-MERGER    POST-MERGER   PRE-MERGER
                                                         COMPANY       COMPANY       COMPANY       COMPANY
                                                         -------       -------       -------       -------
(DOLLARS IN MILLIONS EXCEPT AMOUNTS PER SHARE)             1998          1997          1998          1997
                                                          ------        ------        ------        ------
                                                       (As Restated)              (As Restated)
Net sales.............................................    $262.2        $237.0        $471.7        $434.1
Cost of goods sold....................................     204.2         200.5         377.9         374.9
                                                          ------        ------        ------        ------
  Gross earnings......................................      58.0          36.5          93.8          59.2
Selling, general and administrative expense...........      61.2          49.5         108.0          91.9
                                                          ------        ------        ------        ------
  Earnings (loss) from operations.....................      (3.2)        (13.0)        (14.2)        (32.7)

Non-operating expense (income):
  Interest expense....................................       6.7           4.0          14.4           8.4
  Other, net..........................................      (2.5)        (10.7)         (4.9)        (21.3)
                                                          ------        ------        ------        ------
                                                             4.2          (6.7)          9.5         (12.9)
                                                          ------        ------        ------        ------

  Earnings (loss) before provision for income taxes...      (7.4)         (6.3)        (23.7)        (19.8)

Provision for income taxes............................       1.0           1.0           1.8           1.8
                                                          ------        ------        ------        ------
  Net earnings (loss).................................    $ (8.4)       $ (7.3)       $(25.5)       $(21.6)
                                                          ======        ======        ======        ======
Net earnings (loss) per share of common stock
  Basic...............................................    $(0.41)       $(0.36)       $(1.25)       $(1.07)
                                                          ======        ======        ======        ======
  Diluted.............................................    $(0.41)       $(0.36)       $(1.25)       $(1.07)
                                                          ======        ======        ======        ======

Average shares of common stock outstanding............      20.4          20.2          20.4          20.2

The accompanying notes are an integral part of these statements.

                          Outboard Marine Corporation
            Condensed Statements of Consolidated Financial Position

                                                                (Unaudited)
                                                                Post-Merger      Post-Merger
                                                                  Company          Company
                                                                 March 31,      September 30,
(DOLLARS IN MILLIONS)                                               1998             1997
                                                                -----------     -------------
                                                               (As Restated)    (As Restated)
ASSETS
Current Assets:
 Cash and cash equivalents....................................   $   49.1          $   54.4
 Receivables..................................................      179.3             153.2
 Inventories
   Finished products..........................................       79.4              62.1
   Raw material, work in process
     and service parts........................................      114.4             114.8
                                                                 --------          --------
   Total inventories..........................................      193.8             176.9
 Other current assets.........................................       40.7              86.5
                                                                 --------          --------
   Total current assets.......................................      462.9             471.0
Product tooling, net..........................................       33.1              34.2
Goodwill......................................................      125.7             127.3
Trademarks, patents and other intangibles.....................       82.3              83.9
Other assets..................................................      166.5             168.2
Plant and equipment at cost...................................      210.2             210.2
   less accumulated depreciation..............................      (11.2)               --
                                                                 --------          --------
                                                                    199.0             210.2
                                                                 --------          --------
     Total assets.............................................   $1,069.5          $1,094.8
                                                                 ========          ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
 Loan payable.................................................     $220.7          $   96.0
 Accounts payable.............................................       66.6             142.0
 Accrued and other............................................      168.3             139.3
 Accrued income taxes.........................................        5.9               6.6
 Current maturities and sinking fund
   requirements of long-term debt.............................       11.2              72.9
                                                                 --------          --------
   Total current liabilities..................................      472.7             456.8
Long-term debt................................................       92.9             103.8
Postretirement benefits other than pensions...................       95.4              96.0
Other non-current liabilities.................................      160.7             161.2
Shareholders' investment:
 Common stock and capital surplus.............................      277.1             277.0
 Accumulated earnings employed in the business................      (25.5)               --
 Cumulative translation adjustments...........................       (3.8)               --
                                                                 --------          --------
   Total shareholders' investment..............................     247.8             277.0
                                                                 --------          --------
     Total liabilities and shareholders' investment............  $1,069.5          $1,094.8
                                                                 ========          ========

The accompanying notes are an integral part of these statements.

OUTBOARD MARINE CORPORATION
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Unaudited)

                                                                Six Months Ended
                                                                    March 31
                                                           -----------------------------
                                                           Post-Merger         Pre-Merger
                                                             Company            Company
                                                           -----------         ----------
                                                              1998               1997
(Dollars in millions)                                         ----               ----
                                                          (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                         $ (25.5)          $ (21.6)
Adjustments to reconcile net earnings (loss) to net cash
 provided by operations:
  Depreciation and amortization                                25.9              27.0
  Changes in current accounts excluding the effects of
   acquisitions and noncash transactions:
   Decrease (increase) in receivables                         (27.6)              3.9
   Increase in inventories                                    (17.8)             (9.3)
   Decrease in other current assets                            45.7               0.8
   Decrease in accounts payable and accrued
    liabilities                                               (46.3)             (3.8)
   Other, net                                                  (3.9)             (5.9)
                                                             ------           -------
     Net cash provided by (used for) operating activities     (49.5)             (8.9)

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for plant and equipment and tooling              (11.9)            (22.7)
Proceeds from sale of plant and equipment                       6.3              12.3
Other, net                                                      0.5              (0.3)
                                                             ------           -------
     Net cash used for investing activities                    (5.1)            (10.7)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term debt                               124.7                --
Payments of long-term debt, including current maturities      (75.1)               --
Cash dividends paid                                              --              (6.0)
Other, net                                                      0.1               0.1
                                                             ------           -------
     Net cash used for financing activities                    49.7              (5.9)

Exchange Rate Effect on Cash                                   (0.4)             (0.5)
                                                             ------           -------
Net decrease in Cash and Cash Equivalents                      (5.3)            (26.0)
Cash and Cash Equivalents at Beginning of Period               54.4              95.5
                                                             ------           -------
Cash and Cash Equivalents at End of Period                   $ 49.1           $  69.5
                                                             ======           =======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                              $ 12.8           $   8.0
  Income taxes paid                                          $  2.4           $   3.3
                                                             ======           =======

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

The Post-Merger Company Condensed Statement of Consolidated Financial Position as of March 31, 1998 and the related Post-Merger Company Statements of Consolidated Earnings and Consolidated Cash Flow for the six months ended March 31, 1998 are not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price at September 30, 1997 has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. As of March 31, 1998, the allocation of purchase price to assets acquired and liabilities assumed has not been finalized. The preliminary purchase price allocation included $8.1 million of reserves for: 1) severance costs associated with closing the Old Hickory, TN facility, 2) guaranteed payments for terminating a supply agreement and 3) severance costs for certain corporate employees. As of March 31, 1998, $0.7 million of charges have been recorded against these reserves. Subsequent adjustments to reduce the reserves by $1.4 million as part of the finalization of the purchase price allocation were recorded at September 30, 1998 in accordance with EITF 95-3. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position at September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

2. RESTATEMENT AND RECLASSIFICATION

The Company has restated and reclassified its Statement of Consolidated Financial Position at September 30, 1997 and March 31, 1998, and its Statement of Consolidated Earnings for the three- and six-month periods ended March 31, 1998 to revise the accounting for its acquisition by Greenmarine. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related notes herein includes all of the restatements and reclassifications.

The restatements result from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine should be charged. As of September 30, 1997 management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believes that these charges are more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, result in a decision that these expenses are, using interpretations of authoritative accounting literature, more appropriately reported in the 1998 fiscal year. As a result, the Company's September 30, 1997 financial statements have been restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company will recognize approximately $149 million in operating expenses and restructuring costs in its Statements of Consolidated Earnings for fiscal year 1998 (for each of the respective quarterly periods and the fiscal year-end, as appropriate) to record its reorganization plan and contingencies. (See Note 8 for further information on the Company's business reorganization plan.)

In addition, the Company restated its Statement of Consolidated Earnings for the three- and six-month periods ended March 31, 1998 to reflect $5.8 million and $10.8 million of charges as period costs, respectively. The primary components of the charges recorded in the three-month period ended March 31, 1998 as a result of the restatements include $1.0 million of costs associated with developing the Company's engine manufacturing reorganization plan, $2.0 million of costs associated with implementing the Company's boat group reorganization plan, and $2.1 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund. The primary components of the charges recorded for the six-month period ended March 31, 1998 as a result of the restatements include $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, $3.8 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund, and $2.0 million of costs associated with implementing the Company's boat group reorganization plan. The costs described in the preceding two sentences were previously recorded as part of purchase accounting. The compensation and engine and boat group reorganization costs have been reflected as increases in selling, general, and administrative expenses and the dealer incentive accrual has been recorded as a reduction of net sales in the Statement of Consolidated Earnings. Separately, goodwill amortization expense was reduced by $0.7 million and $1.5 million, respectively, for the three- and six-month periods ended March 31, 1998.

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

The cumulative effect of such reclassifications and the restatement discussed above on the Statement of Consolidated Financial Position as of March 31, 1998 is shown in the following table:


                                      As Previously Reported   Reclassifications    Restatement      As Restated
                                      ----------------------   -----------------    -----------      -----------
Goodwill                                $  247.1               $  --                $ (121.4)        $  125.7
Other current assets                        40.7                  --                  --                 40.7
Other assets                               127.8                 44.5                 --                166.5
                                                                 (5.8)

Accrued liabilities                        200.2                 (5.8)                 (26.1)           168.3
Other non-current liabilities              202.2                 44.5                  (86.0)           160.7
Total shareholders' investment             257.1                 --                     (9.3)           247.8

The restatement also had the effect of increasing the net loss and net loss per share in the Statement of Consolidated Earnings for the three-month period ended March 31, 1998 as shown in the following table:

                                        As Previously Reported       Restatement     As Restated
                                        ----------------------       -----------     -----------
Net sales                                $   264.3                    $  (2.1)        $   262.2
Cost of goods sold                           204.2                     --                 204.2
                                         ---------                    -------         ---------
Gross earnings                                60.1                       (2.1)             58.0

Selling, general, and
administrative expenses                       58.2                        3.0              61.2
                                         ---------                    -------         ---------

Earnings (loss) from operations                1.9                       (5.1)             (3.2)
Non-operating expenses                         4.2                     --                   4.2
                                         ---------                    -------         ---------
Loss before provision
for income taxes                              (2.3)                      (5.1)             (7.4)

Provision for income taxes                     1.0                     --                   1.0
                                         ---------                    -------         ---------

Net earnings(loss)                       $    (3.3)                   $  (5.1)        $    (8.4)
                                         =========                    =======         =========

Net loss per share
      Basic                              $    (.16)                   $  (.25)        $    (.41)
      Diluted                            $    (.16)                   $  (.25)        $    (.41)

The restatement also had the effect of increasing the net loss and net loss per share in the Statement of Consolidated Earnings for the six-month period ended March 31, 1998 as shown in the following table:

                                        As Previously Reported       Restatement     As Restated
                                        -----------------------      -----------     -----------
Net sales                                $   475.5                    $  (3.8)        $   471.7
Cost of goods sold                           377.9                     --                 377.9
                                         ---------                    -------         ---------
Gross earnings                                97.6                       (3.8)             93.8

Selling, general, and
administrative expenses                      102.5                        5.5             108.0
                                         ---------                    -------         ---------

Earnings (loss) from operations               (4.9)                      (9.3)            (14.2)
Non-operating expenses                         9.5                     --                   9.5
                                         ---------                    -------         ---------
Loss before provision
for income taxes                             (14.4)                      (9.3)            (23.7)

Provision for income taxes                     1.8                     --                   1.8
                                         ---------                    -------         ---------

Net earnings(loss)                       $   (16.2)                   $  (9.3)        $   (25.5)
                                         =========                    =======         =========

Net loss per share
      Basic                              $    (.79)                   $  (.46)        $   (1.25)
      Diluted                            $    (.79)                   $  (.46)        $   (1.25)

The restatements did not have an effect on the Company's Statement of Consolidated Cash Flows (other than certain reclassifications in the cash flows from operations).

3.  BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A (Amendment No.2) for the year ended September 30, 1997. The 1998 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.


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

As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At March 31, 1998, the Company has accrued approximately $21 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

In the six months ended March 31,1997, the Company recovered insurance proceeds of $6.1 million for prior environmental charges which is included in non-operating expense (income) in the Statement of Consolidated Earnings.

Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual accurately reflects the Company's liability based upon the information available at the time.

6.  STOCK OPTION PLAN

On March 10, 1998, the Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of the Companies employees. All employees are eligible to participate in PROP. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares currently authorized common stock of the Company.


7.  PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - (UNAUDITED)

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

                                                                Six Months Ended
                                                                 March 31, 1997

(In millions, except per share data)                               (Unaudited)
Net sales                                                          $   434.1
Cost of goods sold                                                     374.2
                                                                   ---------
  Gross earnings                                                        59.9
Selling, general and administrative expense
                                                                        94.1
                                                                   ---------
  Earnings (Loss) from operations                                      (34.2)
Interest expense                                                        14.5
Other (income) expense, net                                            (21.3)
                                                                   ---------
  Loss before provision for income taxes                               (27.4)
Provision for income taxes                                               1.8
                                                                   ---------
  Net loss                                                         $   (29.2)
                                                                   =========
Net loss per share of common stock
  (basic and diluted)                                              $   (1.43)
                                                                   =========
Shares outstanding                                                      20.4
                                                                   =========


8.  SUBSEQUENT EVENTS

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

In fiscal 1997, the Company became aware of certain problems associated with its FICHT engines. In April 1998, the Company began to identify the causes of the problems and an upgrade kit was prepared and distributed. The Company established a reserve for the correction and will record this amount in its third and fourth quarters of the fiscal year 1998.

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

On July 22, 1998, the Board of Directors of the Company resolved to amend
Article x of its Bylaws to reflect a change in its fiscal year from the twelve month period of October 1 through September 30 of each year to a twelve month calendar year of January through December 31 of each year.

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

On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities by the year 2000. A restructuring charge of approximately $98 million will be recognized in the fourth fiscal quarter of 1998 and includes charges for the costs associated with closing these two facilities ( Milwaukee, WI and Waukegan, IL engine plants), and the related employee termination benefits for approximately 900 employees. The Company plans to outsource the manufacturing of parts currently produced by these two facilities to third party vendors. It has started to obtain proposals from vendors and is currently reviewing the proposals received in anticipation of outsourcing production. The Company anticipates substantial completion of the restructuring plan by the year 2000. Separately, as part of the restatements, the Company recognized liabilities for certain contingencies related to a patent claim, an environmental remediation site and certain engine warranty claims.

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

OUTBOARD MARINE CORPORATION
FORM 10-Q


                                 PART I, ITEM 2
           FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1998



The following discussion should be read in conjunction with the more detailed information and Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein. The Company announced that it is restating its post-merger consolidated financial statements for its fiscal quarter ended March 31, 1998 in connection with its revising the accounting for its acquisition by Greenmarine Holdings LLC ("Greenmarine Holdings") in September 1997. The Company has also restated its financial statements for its fiscal year ended September 30, 1997 and its fiscal quarter ended December 31, 1997. The restatements result from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine Holdings should be charged. As of September 30, 1997 management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believes that these charges are more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, result in a decision that these expenses are, using interpretations of authoritative accounting literature, more appropriately reported in the 1998 fiscal year. As a result, the Company's September 30, 1997 financial statements have been restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company will recognize approximately $149 million in operating expenses and restructuring costs in its Statements of Consolidated Earnings for fiscal year 1998 (for each of the respective quarterly periods and the fiscal year-end, as appropriate) to record its reorganization plan and contingencies. (See Note 8 of the Notes to the Consolidated Financial Statements contained elsewhere herein for further information on the Company's business reorganization plan.) The restatements to the Company's financial statements at and for the three- and six-month periods ended March 31, 1998 include the reversal of the items listed above for the September 30, 1997 period as well as certain adjustments to reflect items formerly charged against purchase accounting reserves in the fiscal quarter ended March 31, 1998 as period costs (See Note 2 of the Notes to the Consolidated Financial Statements contained elsewhere herein). The primary components of the charges recorded in the three-month period ended March 31, 1998 as a result of the restatements include $1.0 million of costs associated with developing the Company's engine manufacturing reorganization plan, $2.0 million of costs associated with implementing the Company's boat group reorganization plan, and $2.1 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund. The primary components of the charges recorded for the six-month period ended March 31, 1998 as a result of the restatements include $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, $3.8 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund, and $2.0 million of costs associated with implementing the Company's boat group reorganization plan. The costs described in the preceding two sentences were previously recorded as part of purchase accounting. The compensation and engine and boat group reorganization costs have been reflected as increases in selling, general, and administrative expenses and the dealer incentive accrual has been recorded as a reduction of net sales in the Statement of Consolidated Earnings. The Company also reclassified certain deferred tax items and a valuation reserve to more properly aggregate them in the appropriate asset and liability accounts. Separately, the Company reduced the deferred tax assets and the corresponding valuation allowance to reflect the tax impacts of the purchase accounting adjustments. As part of the purchase accounting adjustments, the Company also reclassified a valuation reserve for a joint venture investment to other assets from accrued liabilities. Such reclassifications did not change net income. The restatements did not have an effect on the Company's Statement of Consolidated Cash Flows (other than certain reclassifications in the cash flows from operations). Further information regarding the restatement is provided in Note 1 and 2 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

Industry Overview. According to data published by the National Marine Manufacturers' Association ("NMMA"), the recreational boating industry generated approximately $19.3 billion in domestic retail sales in 1997, including approximately $8.8 billion in sales of boats, engines, trailers and accessories. In addition, according to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures. Although unit sales in the marine industry in recent years have been declining or flat, the Company may benefit from recent industry-wide efforts in the U.S. designed to increase the share of recreational expenditures related to boating. The NMMA, Marine Retailers Association of America and other marine industry leaders, including the Company, have formed a joint task force to implement initiatives to improve the quality of the industry's marine dealer network, improve the overall boating experience for consumers and enhance the awareness of boating as a recreational activity through various advertising programs. The Company believes that the overall shift in spending of discretionary income towards recreational products and services and recent efforts to increase the share of recreational expenditures directed towards boating may contribute to growth in the recreational boating industry over the next several years.

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

The recreational marine industry, in general, and the business of the Company is seasonal due to the impact of the buying patterns of its dealers and consumers. The Company's peak revenue periods historically have been its fiscal quarters ending June 30 and September 30, respectively. Accordingly, the Company's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's fiscal quarter ending March 31 and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowing averaged $2.9 million in 1997, with month-end peak borrowing of $29.0 million in February 1997. Because of the seasonality of the Company's business, the results of operations for any fiscal quarter are not necessarily indicative of the results for the full year. Additionally, an event which adversely affects the Company's business during any of these peak periods could have a material adverse effect on the Company's financial condition or results of operations for the full years.

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

Acquisition by Greenmarine Holdings LLC. On September 12, 1997, Greenmarine Holdings acquired control of approximately 90% of the then outstanding shares of common stock (the "Pre-Merger Company Shares") of the Company through an $18.00 per share tender offer pursuant to Greenmarine Holdings' Offer to Purchase dated August 8, 1997 (the "Tender Offer"). On September 30, 1997, Greenmarine Holdings acquired the untendered Pre-Merger Company Shares by merging its acquisition subsidiary (i.e., Greenmarine Acquisition Corp.) with and into the Company (the "Merger", and together with the Tender Offer, the "Greenmarine Acquisition"). As a result of the Merger, the Company became a wholly-owned subsidiary of Greenmarine Holdings; each untendered Pre-Merger Company Share outstanding immediately prior to the Merger was converted into the right to receive a cash payment of $18.00 per share; and 20.4 million shares of new common stock of the Company were issued to Greenmarine Holdings. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position as of September 30, 1997. As of September 30, 1997, the allocation of purchase price to assets acquired and liabilities assumed in the Greenmarine Acquisition has not been finalized. The preliminary purchase price allocation included $8.1 million of reserves for (i) severance costs associated with closing the Company's Old Hickory, Tennessee facility, (ii) guaranteed payments in connection with terminating a supply agreement and (iii) severance costs for certain former corporate employees. The excess purchase price over fair value of the net assets acquired was $127.3 and has been classified as goodwill in the Statement of Consolidated Financial Position. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

New Management Initiatives. As discussed above, on September 12, 1997, Greenmarine Holdings acquired control of the Company. Since that time, the Company has begun to assemble a new, highly-experienced senior management team led by David D. Jones. As of September 30, 1997, the new senior management team began developing, and, as of March 31, 1998, is still developing, a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. In addition, as part of the Greenmarine Acquisition, the Company is developing a business reorganization plan to realign and consolidate its products offered in the marketplace, and to improve existing manufacturing processes that will enable the Company to increase production efficiency and asset utilization. This turnaround strategy and reorganization plan may include the elimination and/or consolidation of certain of the Company's products and may include the closing and/or consolidation of certain of the Company's manufacturing facilities located primarily in the United States and corresponding involuntary employee terminations.

In January 1998, the Company began its strategy and reorganization plan by closing its Old Hickory, Tennessee facility and consolidating the freshwater fishing operations at the Company's Murfreesboro, Tennessee facility. The Company also began, and has now completed, the consolidation of substantially all of its saltwater fishing operations at its Columbia, South Carolina facility. In addition, as part of the Company's plan to improve operating efficiencies and reduce costs, the Company reduced its workforce by approximately 540 employees as of March 31, 1998, primarily within the Company's boat operations. In April 1998, the Company announced that it would close its research facility in Waukesha, Wisconsin and relocate these operations to other facilities.

In March 1998, the Company announced a lean manufacturing initiative for its marine power manufacturing operations. Lean manufacturing is a disciplined approach for implementing proven manufacturing methodologies in order to reduce manufacturing costs through improved employee productivity and reduced inventory. The first phase of this initiative was introduced at the Company's final assembly plant in Calhoun, Georgia and, as a second phase, this initiative has been expanded to certain of the Company's sub-assembly facilities. This initiative is expected to substantially reduce costs, shorten production times, lower inventory and dramatically improve the Company's responsiveness to dealer and consumer demand. The Company has also implemented a strategic purchasing program which was announced in January 1998. This program is designed to reduce purchasing costs by consolidating purchasing across vendors, integrating suppliers into the product design process at an early stage and designing products for lower cost.

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

The Company does not believe that compliance with the EPA's new emission standards, which will add cost to the Company's engine products and will initially result in a lower margin to the Company, will be a major deterrent to sales. The Company believes that its new compliant technology will add value to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. In addition, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Although there can be no assurance, the Company does not believe that compliance with these new EPA regulations will have a material adverse effect on future results of operations or the financial condition of the Company. Additionally, certain states have required or are considering requiring a license to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, which could affect the Company's business, financial condition and results of operations. In addition, certain state and local government authorities are contemplating regulatory efforts to restrict boating activities, including the use of engines, on certain inland bodies of water. In one instance, the East Bay Municipal Utility District, located near Oakland, California, has adopted regulations that, on one of the three water bodies under its jurisdiction, will limit certain gasoline engine use effective January 1, 2000 and prohibit all gasoline engine use effective January 1, 2000. While the Company cannot assess the impact that any such contemplated regulations would have on its business until such regulations are formally enacted, depending upon the scope of any such regulations, they would have a material adverse effect on the Company's business. The Company, however, does not believe that the regulations adopted by the East Bay Municipal Utility District will have a material adverse effect on the Company's business.


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

Environmental Compliance. The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination arising at its owned or operated sites and facilities where its waste is being or has been disposed. The Company believes it is in substantial compliance with such laws except where such noncompliance is not expected to have a material adverse effect. The Comprehensive Environmental Response, Compensation and Liability Act
("CERCLA" or "Superfund") and similar state laws impose joint, strict and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and
(iii) parties who transported or
arranged for the transportation of hazardous substances to such facilities. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site. As of March 31, 1998, the Company has accrued approximately $21 million for costs relating to remediation at contaminated sites, including operation and maintenance for continuing and closed-down operations. The Company believes that these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such known or unknown matters. See Note 5 to the Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

PERIODS ENDED MARCH 31, 1998 COMPARED TO PERIODS ENDED MARCH 31, 1997

  Net Sales. Net sales increased to $262.2 million in the three months ended March 31, 1998 from $237.0 million in the three months ended March 31, 1997, an increase of 10.6%. Net sales increased to $471.7 million in the six months ended March 31, 1998 from $434.1 million in the six months ended March 31, 1997, an increase of 8.7%. U.S. revenues, which accounted for 75% of total sales, increased 11.1% during the six months ended March 31, 1998 while international sales increased 5.3%. The Company's sales increase was attributable primarily to higher volume sales in the United States of marine engines in the current fiscal year, which increased 25.1% over the prior year period. Engine sales were depressed in the first half of fiscal 1997 as a result of the Company's program to restrain engine production in order to assist dealers in reducing inventory levels. In the first quarter of fiscal 1997, the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. This production suspension adversely affected the Company's sales and margins in the first half of fiscal 1997.

  Cost of Goods Sold. Cost of goods sold increased to $204.2 million in the three months ended March 31, 1998 from $200.5 million in the three months ended March 31, 1997, an increase of $3.7 million or 1.8%. Cost of goods sold was 77.9% of net sales in the three months ended March 31, 1998 as compared with 84.6% of net sales in the three months ended March 31, 1997. Cost of goods sold increased to $377.9 million in the six months ended March 31, 1998 from $374.9 million in the six months ended in March 31, 1997, an increase of $3.0 million or 0.8%. Cost of goods sold was 80.1% of net sales in the six months ended March 31, 1998 as compared with 86.4% of net sales in the six months ended March 31, 1997. The improvements in the Company's gross margin in the current year reflected increased manufacturing efficiencies at engine plants and a better absorption of costs, primarily due to higher sales volume. In addition, in the first quarter of fiscal 1997, the Company's cost of goods sold was negatively impacted by the production suspension discussed above in Net Sales.

  Selling, General and Administrative ("SG&A").   SG&A expense increased to
$61.2 million in the three months ended March 31, 1998 from $49.5 million in the three months ended March 31, 1997, an increase of $11.7 million or 23.6%. SG&A expense as a percentage of net sales increased to 23.3% in the three months ended March 31, 1998 from 20.9% in the three months ended March 31, 1997. SG&A expense increased to $108.0 million in the six months ended March 31, 1998 from $91.9 million in the six months ended March 31, 1997, an increase of $16.1 million or 17.5%. SG&A expense as a percentage of net sales increased to 22.9% in the six months ended March 31, 1998 from 21.2% in the six months ended March 31, 1997. The changes in SG&A expense in the current year reflected higher amortization of goodwill and intangibles due to purchase accounting and higher warranty expense due to extended warranty coverage on certain new models. In addition, SG&A expense increased due to $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, and $2.0 million of costs associated with implementing the Company's boat group reorganization plan. These costs were previously recorded as part of purchase accounting. Furthermore, the Company experienced increased costs associated with the boat strategy to realign its boat brands to lower its manufacturing costs and better focus each of its brands on a particular niche in the boating industry.

  Earnings (Loss) from Operations. Loss from operations was $3.2 million in the three months ended March 31, 1998 compared with a loss of $13.0 million in the three months ended March 31, 1997, an improvement of $9.8 million. Loss from operations decreased to $14.2 million for the six months ended March 31, 1998 from a loss of $32.7 million for the six months ended March 31, 1997, a decrease of $18.5 million. The improvements were primarily attributable to the increase in sales coupled with better absorption of costs as described above.

  Non-Operating Expense (Income). Interest expense increased to $6.7 million in the three months ended March 31, 1998 from $4.0 million in the three months ended March 31, 1997, an increase of $2.7 million. Interest expense increased to $14.4 million in the six months ended March 31, 1998 from $8.4 million in the six months ended March 31, 1997, an increase of $6.0 million. The increase resulted from the new debt structure in place after the Greenmarine Acquisition. Other non-operating income was $2.5 million in the three months ended March 31, 1998 compared to $10.7 million in the three months ended March 31, 1997. Other non-operating income was $4.9 million in the six months ended March 31, 1998 compared to $21.3 million in the six months ended March 31, 1997. The three months ended March 31, 1997 amount included non-recurring income of $8.8 million which was due primarily to a favorable lawsuit settlement and gain on the sale of fixed assets. The six months ended March 31, 1997 amount included non-recurring income, including insurance recovery and a lawsuit settlement, as well as gains on disposition of fixed assets.

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

The Post-Merger Company Statement of Condensed Consolidated Financial Position as of March 31, 1998 is not comparable to the prior year because of the purchase accounting adjustments.

The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at March 31, 1998 decreased $8.1 million from September 30, 1997. Cash and cash equivalents at March 31, 1998 decreased $5.3 million from September 1997, while receivables increased $26.1 million due primarily to higher sales in line with the seasonal nature of the Company's business. Inventories at March 31, 1998 increased $16.9 million from September 30, 1997 also due to seasonality. Other current assets at March 31, 1998 decreased $45.8 million from September 30, 1997 primarily due to a reduction in a trust depository that funded the remaining untendered outstanding shares of the Company's common stock and due to the redemption of deposits for letters of credit. Accounts payable at March 31, 1998 decreased $75.4 million from September 30, 1997 due to payments to Company shareholders for untendered outstanding stock and to other payments relating to the change of control. Accrued liabilities increased $29.0 million due to higher dealer incentive accruals relating to the seasonality of sales. Cash used by operations was $49.5 million for the six months ended March 31, 1998 compared with $8.9 million for the six months ended March 31, 1997.

Expenditures for plant, equipment and tooling were $11.9 million for the six months ended March 31, 1998, representing a $10.8 million decrease from the prior year period level of $22.7 million, primarily as a result of deferred capital expenditures. The low level of spending to date is related primarily to the Company's capital appropriation process. Capital spending related to any approved capital expenditure was appropriated in fiscal 1997 as compared to prior years due to the Company's pending sale, which was completed in September 1997. Since the Greenmarine Acquisition, the Company's new senior management team has evaluated and continues to evaluate its internal systems and controls. Although the Company believes that such systems and controls are adequate, the Company will upgrade them as it deems necessary to improve the overall efficiency of the Company's operations. The Company estimates that total capital expenditures for fiscal 1998 will be approximately $30 million, which includes maintenance capital expenditures and various planned and potential projects designed to increase efficiencies and enhance the Company's competitiveness and profitability. Specifically, these capital expenditures include continued expenditures related to the introduction of the FICHT technology to the Company's various engine models, cost reduction programs, product quality improvements, improvements to and upgrades of the Company's hardware and software, and other general capital improvements and repairs.

Short-term debt was $220.7 million at March 31, 1998, including the $150.0 million principal amount of the credit agreement dated August 13, 1997, with American Annuity Group, Inc. and Great American Insurance Company as lenders (the 'Acquisition Debt"). The Company assumed the obligations under the Term Loan in connection with the Greenmarine Acquisition. The full amount of the Term Loan matures on June 16, 1998. The Company and Greenmarine Holdings believe the Company will be able to raise funds to refinance such debt through the sale of debt or equity in the public or private markets by the maturity date of the Acquisition Debt. Current maturities and sinking fund requirements of long-term debt decreased by $61.7 million from September 30, 1997 due primarily to the redemption of the Company's 7% Convertible Subordinated Debentures due 2002. The Company also borrowed approximately $30.0 million from certain wholly-owned foreign subsidiaries. Approximately $2.0 million, net of offsets, is due in fiscal 1998, and approximately $20.2 million is due at the end of fiscal 1999.

The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $25.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattle paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On March 31, 1998, outstanding borrowings under the Credit Agreement aggregated $70.7 million and six letters of credit were outstanding totaling $17.2 million. The level of borrowings as of March 31, 1998 was due primarily to the seasonality of the Company's business, as inventory and receivables levels increase during the Company's first and second fiscal quarters in preparation for the heavy selling season in the Spring and Summer. The level of outstanding borrowings as of March 31, 1998 was also due in part to payments of certain change of control expenses. Although there can be no assurance, the Company expects to use the cash from the anticipated sales of products and collection of receivables to repay all amounts outstanding under the Revolving Credit Facility by the end of fiscal 1998. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (I) consolidated tangible net worth, (ii) interest coverage ratios, and (iii) leverage ratios.

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

Also as part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them from critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) to non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the

Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involves sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only follows up with additional questionnaires and telephone calls but also scheduled or will schedule on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 2000, the Company has begun to review alternate suppliers who are in a position to assure the Company that they are or will be Year 2000 ready. The timing of the Company's decision to change vendors will depend on what type of goods or service the non-responsive or non-compliant vendor provides and the lead time required for an alternate vendor to begin supplying.

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

As of March 31, 1998, the Company has spent a total of approximately $0.8 million on personal computer and network, mainframe and telecommunication solutions for issues related with the Year 2000 and estimates that it will spend up to a total of $11.1 million, half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000.

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




OUTBOARD MARINE CORPORATION


            Signature                    Title                     Date
            ---------                    -----                     ----

By  /s/ Andrew P. Hines       Executive Vice President &      December 21, 1998
    -----------------------
    ANDREW P. HINES
    Chief Financial Officer