Form 10-Q/A
period 1998-06-30
OUTBOARD MARINE CORP
filed 1998-12-22
CIK 75149

                                  Form 10-Q/A
                               (Amendment No. 1)
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

Number of shares of Common Stock of $0.01 par value outstanding at June 30, 1998 was 20,425,554 shares.

                                EXPLANATORY NOTE
                                ----------------

     This Amendment No. 1 on Form 10-Q/A to the Quarterly Report of Outboard Marine Corporation (the "Company") amends and restates in its entirety Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 8 (Financial Statements and Supplementary Data) of Part II in connection with the restatement of the Company's financial statements for its fiscal year ended September 30, 1997 and period ended June 30, 1998 to revise the accounting of its acquisition by Greenmarine Holdings LLC in September 1997. (See Note 2 to the Notes to Consolidated Financial Statements).

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q
                                 PART 1, ITEM 1
                             FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS
                                 June 30, 1998

Financial statements required by this form:

                                                           Page
Statements of Consolidated Earnings.......................  3
Condensed Statements of Consolidated Financial Position ..  4
Statements of Consolidated Cash Flows.....................  5
Notes to Consolidated Financial Statements................  6

                          OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED EARNINGS
                                  (UNAUDITED)


                            Three Months Ended        Nine Months Ended
                                  June 30                   June 30
                         -----------------------   -----------------------
                         Post-Merger  Pre-Merger   Post-Merger  Pre-Merger
                           Company     Company       Company      Company
                         -----------  ----------   -----------  ----------
                             1998        1997          1998        1997
                         -----------  ----------   -----------  ----------
                        (As Restated)             (As Restated)
                               (Dollars in millions amounts per share)

Net sales...............   $ 282.4      $ 275.8       $ 754.1      $ 709.9
Cost of goods sold......     212.9        221.0         590.8        595.9
                           -------      -------       -------      -------
  Gross earnings........      69.5         54.8         163.3        114.0

Selling, general and
 administrative expense.      67.4         59.8         175.4        151.7
                           -------      -------       -------      -------
  Earning (loss) from
   operations...........       2.1         (5.0)        (12.1)       (37.7)

Non-operating expense (income):
  Interest expense......       8.2          4.3         22.6          12.7
  Other, net............      (3.7)        (4.6)        (8.6)        (25.9)
                           -------      -------       -------      -------
                               4.5         (0.3)        14.0         (13.2)
                           -------      -------       -------      -------
  Earnings (loss) before
   provision for income
   taxes................      (2.4)        (4.7)        (26.1)       (24.5)

Provision for income taxes     1.4          0.4           3.2          2.2
                           -------      -------       -------      -------
    Net earnings (loss)..  $  (3.8)     $  (5.1)      $ (29.3)     $ (26.7)
                           =======      =======       =======      =======

Net earnings (loss) per
 share of common stock

  Basic.................   $ (0.19)     $ (0.25)      $  (1.44)    $ (1.32)
                           =======      =======       ========     =======
  Diluted...............   $ (0.19)     $ (0.25)      $  (1.44)    $ (1.32)
                           =======      =======       ========     =======

Average shares of
 common stock
 outstanding............     20.4         20.2           20.4        20.2

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                              (Unaudited)
                              -----------
                              Post-Merger         Post-Merger
                                Company             Company
                              -----------        ------------
                                June 30,         September 30,
                                 1998                1997
                              -----------        ------------
                             (As Restated)       (As Restated)
                                   (Dollars In Millions)

ASSETS
Current assets:
 Cash and cash equivalents...  $  35.5            $  54.4
 Receivables.................    149.8              153.2

 Inventories
   Finished products..........    64.2               62.1
   Raw material, work in
    process and service parts.   110.3              114.8
                              --------           --------
    Total inventories.........   174.5              176.9

 Other current assets.........    40.2               86.5
                              --------           --------
    Total current assets......   400.0              471.0

Restricted cash...............    28.6                 --
Product tooling, net..........    33.7               34.2
Goodwill......................   124.9              127.3
Trademarks, patents and
 other intangibles............    81.7               83.9
Other assets..................   165.5              168.2

Plant and equipment at cost      219.6              210.2
  Less accumulated
   depreciation ..............   (20.1)                --
                              --------           --------
                                 199.5              210.2
                              --------           --------
    Total assets............. $1,033.9           $1,094.8
                              ========           ========

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Short-term debt............ $   30.0           $   96.0
  Accounts payable...........     76.7              142.0
  Accrued and other..........    164.1              139.3
  Accrued income taxes.......      5.8                6.6
  Current maturities and
   sinking fund requirements
   of long-term debt.........     11.2               72.9
                              --------           --------
    Total current liabilities.   287.8              456.8

Long-term debt ...............   248.2              103.8
Postretirement benefits
 other than pensions              95.0               96.0
Other non-current liabilities    160.8              161.2

Shareholders' investment:
  Common stock and capital
   surplus...................    277.1              277.0
  Accumulated earnings employed
   in the business...........    (29.3)                --
  Cumulative translation
   adjustments...............     (5.7)                --
                              --------           --------
 Total shareholders'
     investment..............    242.1              277.0
                              --------           --------
    Total liabilities and
     shareholders'
     investment..............  1,033.9            1,094.8
                              ========           ========

        The accompanying notes are an integral part of these statements.

                            OUTBOARD MARINE CORPORATION
                   CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                    (UNAUDITED)

                                                            Nine Months Ended
                                                                 June 30
                                                      --------------------------
                                                      Post-Merger     Pre-Merger
                                                        Company         Company
                                                      -----------     ----------
                                                          1998           1997
                                                     (As Restated)
                                                        (Dollars In Millions)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)..................................     $(29.3)        $(26.7)
Adjustments to reconcile net earnings (loss)
 to net cash  provided by operations:
  Depreciation and amortization......................       38.1           41.2
  Changes in current accounts excluding the
   effects of acquisitions and noncash transactions:
    Decrease in receivables...........................       2.2            8.3
    Decrease in inventories...........................       0.8            2.0
    Decrease in other current assets..................      46.2            0.7
    Decrease in accounts payable and accrued
     liabilities......................................     (40.5)         (13.1)
    Other, net........................................      (4.7)          (0.5)
                                                         -------        -------
    Net cash provided by operating activities.........      12.8           11.9

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant and equipment, and tooling...       (23.7)         (30.1)
Proceeds from sale of plant and equipment.............       6.6           14.4
Other, net............................................       0.7           (0.6)
                                                         -------        -------
    Net cash used for investing activities............     (16.4)         (16.3)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term debt.......................     (66.0)            --
Proceeds from issuance of long-term debt..............     155.2             --
Increase in restricted cash...........................     (28.6)            --
Payments of long-term debt, including current
 maturities...........................................     (75.2)            --
Cash dividends paid...................................        --           (6.0)
Other, net............................................       0.1           (0.4)
                                                         -------        -------
    Net cash used for financing activities............     (14.5)          (6.4)

Exchange Rate Effect on Cash..........................      (0.8)          (0.9)
                                                         -------        -------
Net decrease in Cash and Cash Equivalents.............     (18.9)         (11.7)
Cash and Cash Equivalents at Beginning of Period......      54.4           95.5
                                                         -------        -------
Cash and Cash Equivalents at End of Period............   $  35.5        $  83.8
                                                         =======        =======

SUPPLEMENTAL CASH FLOW DISCLOSURES:
    Interest paid.....................................   $  21.8        $  11.7
    Income taxes paid.................................   $   4.5        $   3.2
                                                         =======        =======

         The accompany notes are an integral part of these statements.

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

The Post-Merger Company Condensed Statement of Consolidated Financial Position as of June 30, 1998 and the related Post-Merger Company Statements of Consolidated Earnings and Consolidated Cash Flow for the nine months ended June 30, 1998 are not comparable to the prior year because of purchase accounting adjustments. The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price at September 30, 1997 has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. As of June 30, 1998, the allocation of purchase price to assets acquired and liabilities assumed has not been finalized. The preliminary purchase price allocation included $8.1 million of reserves for: 1) severance costs associated with closing the Old Hickory, TN facility, 2) guaranteed payments for terminating a supply agreement, and 3) severance costs for certain corporate employees. As of June 30, 1998, $1.6 million of charges have been recorded against these reserves. Subsequent adjustments to reduce the reserves by $1.4 million as part of the finalization of the purchase price allocation were recorded at September 30, 1998 in accordance with EITF 95-3. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position at September 30, 1997. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

2. RESTATEMENT AND RECLASSIFICATION

     The Company has restated and reclassified its Statement of Consolidated Financial Position at September 30, 1997 and June 30, 1998, and its Statement of Consolidated Earnings for the three- and-nine month periods ended June 30, 1998 to revise the accounting for its acquisition by Greenmarine. Except as otherwise stated herein, all information presented in the Consolidated Financial Statements and related notes includes all of the restatements and reclassifications.

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

In addition, the Company restated its Statement of Consolidated Earnings for the three- and nine-month periods ended June 30, 1998 to reflect $16.9 million and $27.7 million of charges as period costs, respectively. The primary components of the charges recorded in the three-month period ended June 30, 1998 as a result of the restatements include (i) $6.0 million for potential legal costs related to claims known, but not quantifiable at the end of fiscal 1997, related to contractual disputes, (ii) $4.2 million for increased warranty expense associated with upgrading engines designed prior to September 30, 1997, (iii) $2.2 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund, and (iv) $1.0 million of special rebates offered to dealers to sell brands and models that were discontinued as part of the Company's boat brand realignment strategy. The primary components of the charges recorded for the nine-month period ended June 30, 1998 as a result of the restatements include (i) $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, (ii) $6.0 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund, (iii) $2.0 million of costs associated with implementing the Company's boat group reorganization plan, (iv) $6.0 million for potential legal costs related to claims known, but not quantifiable at the end of fiscal 1997, related to contractual disputes, (v) $4.2 million for increased warranty expense associated with upgrading engines designed prior to September 30, 1997, and (vi) $1.0 million of special rebates offered to dealers to sell brands and models that were discontinued as part of the Company's boat brand realignment strategy. The costs described in the preceding two sentences were previously recorded as liabilities in purchase accounting. The special rebate and dealer incentive accruals have been recorded as a reduction of net sales in the Statement of Consolidated Earnings and the other costs have been recorded as increases in selling, general, and administrative expenses in the Statement of Consolidated Earnings. Separately, goodwill amortization expense was reduced by $0.8 million and $2.3 million, respectively, for the three- and nine-month periods ended June 30, 1998.

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

The cumulative effect of such reclassifications and the restatement discussed above on the Statement of Consolidated Financial Position as of June 30, 1998 is shown in the following table:


                                   AS PREVIOUSLY
                                      REPORTED     RECLASSIFICATIONS    RESTATEMENT    AS RESTATED
                                   ------------    -----------------    -----------    -----------
Goodwill                            $  245.5            $  --           $ (120.6)      $  124.9
Other current assets                    40.2               --              --              40.2
Other assets                           126.8              44.5             --             165.5
                                                          (5.8)

Accrued Liabilities                    179.1              (5.8)             (9.2)         164.1
Other non-current liabilities          202.3              44.5             (86.0)         160.8
Total Shareholders' Investment         267.5              --               (25.4)         242.1

The restatement also had the effect of reducing net earnings and earnings per share in the Statement of Consolidated Earnings for the three-month period ended June 30, 1998 as shown in the following table:

                                        AS PREVIOUSLY
                                           REPORTED      RESTATEMENT      AS RESTATED
                                        -------------    -----------      -----------
Net sales                                 $   284.6        $   (2.2)        $   282.4
Cost of goods sold                            212.9          --                 212.9
                                          ---------        --------         ---------
Gross earnings                                 71.7            (2.2)             69.5

Selling, general, and
administrative expenses                        53.5            13.9              67.4
                                          ---------        --------         ---------

Earnings (loss) from operations                18.2           (16.1)              2.1
Non-operating expenses                          4.5          --                   4.5
                                          ---------        --------         ---------

Earnings (loss) before provision
for income taxes                               13.7           (16.1)             (2.4)

Provision for income taxes                      1.4          --                   1.4
                                          ---------        --------         ---------

Net earnings(loss)                        $    12.3        $  (16.1)        $    (3.8)
                                          =========        ========         =========

Net loss per share
      Basic                               $    0.60        $   (.79)        $    (.19)
                                          =========        ========         =========
      Diluted                             $    0.60        $   (.79)        $    (.19)
                                          =========        ========         =========

The restatement also had the effect of increasing the net loss and net loss per share in the Statement of Consolidated Earnings for the nine-month period ended June 30, 1998 as shown in the following table:

                                        AS PREVIOUSLY
                                           REPORTED       RESTATEMENT      AS RESTATED
                                        -------------     -----------      -----------
Net sales                                 $   760.1        $   (6.0)        $   754.1
Cost of goods sold                            590.8          --                 590.8
                                          ---------        --------         ---------
Gross earnings                                169.3            (6.0)            163.3

Selling, general, and
administrative expenses                       156.0            19.4             175.4
                                          ---------        --------         ---------

Earnings (loss) from operations                13.3           (25.4)            (12.1)
Non-operating expenses                         14.0          --                  14.0
                                          ---------        --------         ---------

Loss before provision
for income taxes                               (0.7)          (25.4)            (26.1)

Provision for income taxes                      3.2          --                   3.2
                                          ---------        --------         ---------

Net earnings (loss)                       $    (3.9)       $  (25.4)        $   (29.3)
                                          =========        ========         =========

Net loss per share
      Basic                               $   (.19)        $  (1.25)        $   (1.44)
                                          =========        ========         =========
      Diluted                             $   (.19)        $  (1.25)        $   (1.44)
                                          =========        ========         =========

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


4.  SHORT-TERM BORROWINGS

The Company became obligated under a credit agreement, as amended, which provides for loans of up to $150 million (the "Acquisition Debt"). Amounts outstanding under this credit agreement are secured by 20.4 million shares of common stock of the Post-Merger Company and bear interest at 10%. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002. The full amount of the Acquisition Debt was paid on May 27, 1998 from the proceeds of newly issued long-term debt (as described below).

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

As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At June 30, 1998, the Company has accrued approximately $21 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

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

Stock option grants under PROP through June 30, 1998 were 587,245, of which, 96,133 were vested upon grant. The remaining grants vests as follows: 94,445 in fiscal 1998, 176,667 in fiscal 1999, 121,115 in fiscal 2000, and 98,885 thereafter. The grants are exercisable at $18 per share and expire ten years after date of grant. The Company accounts for PROP under APB Opinion No. 25, and has not recorded any compensation expense for grants through June 30, 1998 as the exercise price of the stock option approximates the estimated fair market value of the Company's stock on the date of grant.

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


                                                                Nine Months Ended
                                                                 June 30, 1997

(In millions, except per share data)                               (Unaudited)
Net sales                                                           $   709.9
Cost of goods sold                                                      594.8
                                                                    ---------
  Gross earnings                                                        115.1
Selling, general and administrative expense                             155.0
                                                                    ---------
  Earnings (Loss) from operations                                       (39.9)
Interest expense                                                         21.9
Other (income) expense, net                                             (25.9)
                                                                    ---------
  Loss before provision for income taxes                                (35.9)
Provision for income taxes                                                1.8
                                                                    ---------
  Net loss                                                          $   (37.7)
                                                                    =========
Net loss per share of common stock
  (basic and diluted)                                               $   (1.85)
                                                                    =========

Shares outstanding                                                       20.4
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

In fiscal 1997, the Company became aware of certain problems associated with its FICHT engines. In April 1998, the Company began to identify the causes of the problems and an upgrade kit was prepared and distributed. The Company established a reserve for the correction and will record this amount in its third and fourth quarters of fiscal year 1998.

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


9.  RECENTLY ADOPTED ACCOUNTING STANDARDS

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

                                 PART I, ITEM 2
                              FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 JUNE 30, 1998

     The following discussion should be read in conjunction with the more detailed information and Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein. The Company announced that it is restating its post-merger consolidated financial statements for its fiscal quarter ended June 30, 1998 in connection with its revising the accounting for its acquisition by Greenmarine Holdings LLC ("Greenmarine Holdings") in September 1997. The Company has also restated its financial statements for its fiscal year ended September 30, 1997 and for each of its fiscal quarters ended December 31, 1997 and March 31, 1998. The restatements result from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine Holdings should be charged. As of September 30, 1997 management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believes that these charges are more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, result in a decision that these expenses are, using interpretations of authoritative accounting literature, more appropriately reported in the 1998 fiscal year. As a result, the Company's financial statements for the fiscal year ended September 30, 1997 have been restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company will recognize approximately $149 million in operating expenses and restructuring costs in its Statements of Consolidated Earnings for fiscal year 1998 (for each of the respective quarterly periods and the fiscal year-end, as appropriate) to record its reorganization plan and contingencies. (See Note 8 of the Notes to the Consolidated Financial Statements contained elsewhere herein for further information on the Company's business reorganization plan.) The restatements to the Company's financial statements at and for the three- and nine-month periods ended June 30, 1998 include the reversal of the items listed above for the September 30, 1997 period as well as certain adjustments to reflect items formerly charged against purchase accounting reserves in the fiscal quarter ended June 30, 1998 as period costs (See Note 2 of the Notes to the Consolidated Financial Statements contained elsewhere herein). The primary components of the charges recorded in the three-month period ended June 30, 1998 as a result of the restatements include
(i) $6.0 million for potential legal costs related to claims known, but not quantifiable at the end of fiscal 1997, related to contractual disputes, (ii) $4.2 million for increased warranty expense associated with upgrading engines designed prior to September 30, 1997, (iii) $2.2 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund, and (iv) $1.0 million of special rebates offered to dealers to sell brands and models that were discontinued as part of the Company's boat brand realignment strategy. The primary components of the charges recorded for the nine-month period ended June 30, 1998 as a result of the restatements include (i) $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, (ii) $6.0 million in incentives offered to dealers as part of a to-be-terminated incentive program that the Company was contractually obligated to fund, (iii) $2.0 million of costs associated with implementing the Company's boat group reorganization plan, (iv) $6.0 million for potential legal costs related to claims known, but not quantifiable at the end of fiscal 1997, related to contractual disputes, (v) $4.2 million for increased warranty expense associated with upgrading engines designed prior to September 30, 1997, and (vi) $1.0 million of special rebates offered to dealers to sell brands and models that were discontinued as part of the Company's boat brand realignment strategy. The costs described in the preceding two sentences were previously recorded as liabilities in purchase accounting. The special rebate and dealer incentive accruals have been recorded as a reduction of net sales in the Statement of Consolidated Earnings and the other costs have been recorded as increases in selling, general, and administrative expenses in the Statement of Consolidated Earnings. The Company also reclassified certain deferred tax items and a valuation reserve to more properly aggregate them in the appropriate asset and liability accounts. Separately, the Company reduced the deferred tax assets and the corresponding valuation allowance to reflect the tax impacts of the purchase accounting adjustments. As part of the purchase accounting adjustments, the Company also reclassified a valuation reserve for a joint venture investment to other assets from accrued liabilities. Such reclassifications did not change net income. The restatements did not have an effect on the Company's Statement of Consolidated Cash Flows (other than certain reclassifications in the cash flows from operations). Further information regarding the restatement is provided in
Note 1 and 2 of the Notes to the

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

The recreational marine industry, in general, and the business of the Company is seasonal due to the impact of the buying patterns of its dealers and consumers. The Company's peak revenue periods historically have been its fiscal quarters ending June 30 and September 30, respectively. Accordingly, the Company's business, receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's fiscal quarter ending March 31 and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowings averaged $2.9 million in 1997, with month-end peak borrowings of $29.0 million in

February 1997. Because of the seasonality of the Company's business, the results of operations for any fiscal quarter are not necessarily indicative of the results for the full year. Additionally, an event which adversely affects the Company's business during any of these peak periods could have a material adverse effect on the Company's financial condition or results of operations for the full years.

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

New Management Initiatives. As discussed above, on September 12, 1997, Greenmarine Holdings acquired control of the Company. Since that time, the Company has assembled a new, highly-experienced senior management team led by David D. Jones. As of September 30, 1997, the new senior management team began developing, and, as of June 30, 1998, is still developing, a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. In addition, as part of the Greenmarine Acquisition, the Company is developing a business reorganization plan to realign and consolidate its products offered in the marketplace, and to improve existing manufacturing processes that will enable the Company to increase production efficiency and asset utilization. This turnaround strategy and reorganization plan may include the elimination and/or consolidation of certain of the Company's products and may include the closing and/or consolidation of certain of the Company's manufacturing facilities located primarily in the United States and corresponding involuntary employee terminations.

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

In June 1998, the Company announced the realignment of its aluminum boat brands. Consolidating the most popular models from the Grumman, Roughneck and Sea Nymph lines, the Lowe brand will be positioned to offer a full line of aluminum boats. The consolidation is another step the Company is taking to reduce the competition among its own brands in every aluminum market and as a way to help its dealers offer a complete line of boats to meet customer demand, rather than having to select from multiple boat company lines.

Also in June 1998, the Company announced that it had entered into a long-term strategic business agreement with Johnson Worldwide Associations, Inc. ("JWA") to supply a range of private labeled electric trolling motors to meet OMC"S specifications. This will give OMC a full line of industry leading, current technology electric trolling motors to offer its dealers.

In July 1998, the Company unveiled a new brand strategy for its Johnson and Evinrude engines. Johnson and Evinrude had become identical engines that were marketed under different names. Under the new strategy, they will be readily distinguishable from each other and will be marketed to different consumers. The Johnson brand will continue as a full line of carbureted two-strokes and will be marketed as the reliable engine it always has been. Evinrude will offer a full line of FICHT fuel injected technology engines and four-stroke engines marketed as the premium OMC brand. As a result, while OMC dealers previously sold either Johnson and Evinrude, they will now sell both engine lines.

Introduction of FICHT Engines; Regulatory Compliance. The United States Environmental Protection Agency (the "EPA") has adopted regulations governing emissions from two-stroke marine engines. As adopted, the regulations as they relate to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. In 1994, the Company announced "Project LEAP", a project to convert its entire outboard product line to low-emissions products within the next decade. Partly in response to these EPA emission standards, the Company introduced its new Johnson and Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. The higher manufacturing costs of the FICHT fuel injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which may or may not meet the new EPA standards, continue to be available. Through June 30, 1998, the Company estimates that it has spent approximately $50.0 million on low-emission technology, and by the Year 2006 the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emission standards. The Company expenses its research and development costs as they are incurred.

The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There also can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes of this matter and recorded an amount in its June 1998 financial statements.

The Company does not believe that compliance with the EPA's new emission standards, which will add cost to the Company's engine products and will initially result in a lower margin to the Company, will be a major deterrent to sales. The Company believes that its new compliant technology will add value to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. In addition, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Although there can be no assurance, the Company does not believe that compliance with these new EPA regulations will have a material adverse effect on future results of operations or the financial condition of the Company. Additionally, certain states have required or are considering requiring a license to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, which could affect the Company's business, financial condition and results of operations. In addition, certain state and local government authorities are contemplating regulatory efforts to restrict boating activities, including the use of engines, on certain inland bodies of water. In one instance, the East Bay Municipal Utility District, located near Oakland, California, has adopted regulations that, on one of the three water bodies under its jurisdiction, will limit certain gasoline engine use effective
January 1, 2002. While the Company cannot assess the impact that any such contemplated regulations would have on its business until such regulations are formally enacted, depending upon the scope of any such regulations, the would have a material adverse effect on the Company's business. The Company, however, does not believe that the regulations adopted by the East Bay Municipal Utility District will have a material adverse effect on the Company's business.

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

Environmental Compliance. The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination arising at its owned or operated sites and facilities where its waste is being or has been disposed. The Company believes it is in substantial compliance with such laws except where such noncompliance is not expected to have a material adverse effect. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws impose joint, strict and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site. As of June 30, 1998, the Company has accrued approximately $21 million for costs relating to remediation at contaminated sites, including operation and maintenance for continuing and closed-down operations. The Company believes that these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such known or unknown matters. See Note 5 to the Consolidated Financial Statements included elsewhere herein.

RESULTS OF OPERATIONS

PERIODS ENDED JUNE 30, 1998 COMPARED TO PERIODS ENDED JUNE 30, 1997

     Net Sales. Net sales increased to $282.4 million in the three months ended June 30, 1998 from $275.8 million in the three months ended June 30 1997, an increase of 2.4%. Net sales increased to $754.1 million in the nine months ended June 30, 1998 from $709.9 million in the nine months ended June 30, 1997, an increase of 6.2%. The Company's sales increase was attributable primarily to higher volume sales in the United States of marine engines in the current quarter and fiscal year, which increased over prior periods. Engine sales were depressed in the first half of fiscal 1997 as a result of the Company's program to restrain engine production in order to assist dealers in reducing inventory levels. In the first quarter of fiscal 1997, the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. This production suspension adversely affected the Company's sales and margins in the first half of fiscal 1997. The quarter increase was not as favorable as the nine month increase because sales of boats in the three months ended June 30, 1998 were lower than the previous year as a result of the boat brand strategy which refocused each brand into its market niche and resulted in the elimination of many lower end and lower gross margin boat models.

     Cost of Goods Sold. Cost of goods sold decreased to $212.9 million in the three months ended June 30, 1998 from $221.0 million in the three months ended June 30, 1997, a decrease of $8.1 million or 3.7%. Cost of goods sold was 75.4% of net sales in the three months ended June 30, 1998 as compared with 80.1% of net sales in the three months ended June 30, 1997. Cost of goods sold decreased to $590.8 million in the nine months ended June 30, 1998 from $595.9 in the nine months ended in June 30, 1997, a decrease of $5.1 million or 0.9%. Cost of goods sold was 78.3% of net sales in the nine months ended June 30, 1998 as compared with 83.9% of net sales in the nine months ended June 30, 1997. The improvements in the Company's gross margin in the current quarter and fiscal year reflected increased manufacturing efficiencies at engine plants and a better absorption of fixed costs, primarily due to higher sales volume. In addition, in the first quarter of fiscal 1997, the Company's cost of goods sold was negatively impacted by the production suspension discussed above in Net Sales.

     Selling, General and Administrative ("SG&A") Expense. SG&A expense increased to $67.4 million in the three months ended June 30, 1998 from $59.8 million in the three months ended June 30, 1997, an increase of $7.6 million or 12.7%. SG&A expense as a percentage of net sales increased to 23.9% in the three months ended June 30, 1998 from 21.7% in the three months ended June 30, 1997. SG&A expense increased to $175.4 million in the nine months ended June 30, 1998 from $151.7 million in the nine months ended June 30, 1997, an increase of $23.7 million or 15.6%. SG&A expense as a percentage of net sales increased to 23.3% in the nine months ended June 30, 1998 from 21.4% in the nine months ended June 30, 1997. The three months ended June 30, 1997 included an adjustment to increase boat warranty reserves $8.0 million as a result of changes in the method used to estimate warranty reserves. SG&A expense increased in the three months ended June 30, 1998 due to $6.0 million for potential legal costs related to claims known, but not quantifiable at the end of fiscal 1997, related to contractual disputes, and $4.2 million for increased warranty expense associated with upgrading engines designed prior to September 30, 1997. For the nine-month period ended June 30, 1998, SG&A expense increased due to factors discussed above for the three months ended June 30, 1998 and due to $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, and $2.0 million of costs associated with implementing the Company's boat group reorganization plan. All of these costs discussed in the preceding two sentences were previously recorded as liabilities in purchase accounting prior to the restatement discussed above and in Note 2 to the Consolidated Financial Statements included elsewhere herein. Additionally, the SG&A expense in the current quarter and fiscal year reflected higher amortization of goodwill and intangibles due to purchase accounting.

Earnings (Loss) from Operations. Earnings from operations was $2.1 million in the three months ended June 30, 1998 compared with a loss of $5.0 million in the three months ended June 30, 1997, an improvement of $7.1 million. Loss from operations decreased to $12.1 million for the nine months ended June 30, 1998 from a loss of $37.7 million for the nine months ended June 30, 1997, an improvement of $25.6 million. The improvements were primarily attributable to increased sales coupled with better absorption of fixed costs.

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

The Post-Merger Company Statement of Condensed Consolidated Financial Position as of June 30, 1998 is not comparable to the prior year because of the purchase accounting adjustments.

The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at June 30, 1998 decreased $71.0 million from September 30, 1997. Cash and cash equivalents at June 30, 1998 decreased $18.9 million from September 1997, while receivables decreased $3.4 million due to lower European receivables due to a change in European sales channels and lower miscellaneous receivables partially offset by a significant increase in engine sales versus last year. Inventories at June 30, 1998 decreased $2.4 million from September 30, 1997 due to better inventory management. Other current assets at June 30, 1998 decreased $46.3 million from September 30, 1997 primarily due to a reduction in a trust depository that funded the remaining untendered outstanding shares of the Company's common stock and due to the redemption of deposits for letters of credit. Accounts payable at June 30, 1998 decreased $65.3 million from September 30, 1997 due to payments to Company shareholders for untendered outstanding stock and to other payments relating to the change of control. Cash provided by operations was $12.8 million for the nine months ended June 30, 1998 compared with $11.9 million for the nine months ended June 30, 1997.

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

     Loan payable was $30.0 million at June 30, 1998. Current maturities and sinking fund requirements of long-term debt decreased by $61.7 million from September 30, 1997 due primarily to the redemption of the Company's 7% Convertible Subordinated Debentures due 2002. The Company also borrowed approximately $30.0 million from certain wholly-owned foreign subsidiaries. Approximately $2.0 million, net of offsets, is due in fiscal 1998, and approximately $20.2 million is due at the end of fiscal 1999.

The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $30.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattle paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On March 31, 1998, outstanding borrowings under the Credit Agreement aggregated $70.7 million and six letters of credit were outstanding totaling $17.2 million. The level of borrowings as of March 31, 1998 was due primarily to the seasonality of the Company's business, as inventory and receivables levels increase during the Company's first and second fiscal quarters in preparation for the heavy selling season in the Spring and Summer. The level of outstanding borrowings as of March 31, 1998 was also due in part to payments of certain change of control expenses. Although there can be no assurance, the Company expects to use the cash from the anticipated sales of products and collection of receivables to repay all amounts outstanding under the Revolving Credit Facility by the end of fiscal 1998. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (i) consolidated tangible net worth, (ii) interest coverage ratios, and (iii) leverage ratios. On May 21, 1998, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's compliance with consolidated tangible net worth covenant for the period ended June 30, 1998 was waived, notwithstanding the Company's anticipated compliance therewith, (ii) the Company's consolidated tangible net worth requirement for the period ended September 30, 1998 was amended, (iii) the borrowing base was amended to allow for borrowings against eligible intellectual property, thereby increasing borrowing capacity, (iv) the sublimit for the issuance of letters of credit was increased from $25.0 million to $30.0 million, and (v) the lenders consented to certain matters relating to the Company's offering of $160.0 million of 10-3/4% Senior Notes due 2008, including the establishment of an interest reserve account.

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

Through June 30, 1998, the Company spent a total of approximately $2.2 million on personal computer and network, mainframe and telecommunication solutions for issues related with the Year 2000 and estimates that it will spend up to a total of $11.1 million, half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000.

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




OUTBOARD MARINE CORPORATION

Signature                             Title                                Date
---------                             -----                                ----
By  /s/ Andrew P. Hines      Executive Vice President &            December 21, 1998
------------------------     Chief Financial Officer
        ANDREW P. HINES