Form 10-K405
period 1998-09-30
OUTBOARD MARINE CORP
filed 1998-12-28
CIK 75149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         COMMISSION FILE NUMBER 1-2883

                          OUTBOARD MARINE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      36-1589715
       (STATE OR OTHER JURISDICTION OF               (IRS EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

             100 SEA HORSE DRIVE                                   60085
              WAUKEGAN, ILLINOIS                                 (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (847) 689-6200

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                   TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
     7% CONVERTIBLE SUBORDINATED DEBENTURES DUE 2002                      NEW YORK STOCK EXCHANGE &
                                                                           CHICAGO STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates at December 23, 1998 was $0.

     Number of shares of Common Stock of $0.01 par value outstanding at December 23, 1998 was 20,425,554 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM NO.                                                                 PAGE
--------                                                                 ----
           PART I
    1      Business....................................................     2
    2      Properties..................................................    14
    3      Legal Proceedings...........................................    15
    4      Submission of Matters to a Vote of Security Holders.........    15
           PART II
    5      Market for Registrant's Common Equity and Related
             Shareholder Matters.......................................    16
    6      Selected Financial Data.....................................    16
    7      Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................    17
    7A     Quantitative and Qualitative Disclosures About Market
             Risk......................................................    31
    8      Financial Statements and Supplementary Data.................    33
    9      Changes in and Disagreements on Accounting and Financial
             Disclosure................................................    61
           PART III
   10      Directors and Executive Officers of the Registrant..........    61
   11      Executive Compensation......................................    65
   12      Security Ownership..........................................    73
   13      Certain Relationships and Related Transactions..............    76
           PART IV
   14      Exhibits, Financial Statement Schedules, and Reports on Form
             8-K.......................................................    77
           Signatures..................................................    79
           Exhibit Index...............................................    80

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, all references herein to the "Company" or "OMC" shall mean Outboard Marine Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless otherwise indicated, all domestic industry statistics referenced herein are derived from data published by the National Marine Manufacturers' Association, which the Company has not independently verified but believes to be reliable. All foreign industry data referenced herein are estimates prepared internally by the Company based in part on publicly-available sources, which the Company has not independently verified but believes to be reliable.

GENERAL

     Outboard Marine Corporation believes it is the world's largest dedicated manufacturer of outboard marine engines and boats. As of September 30, 1998, the Company had an approximate 35% share of the United States outboard marine engine market and estimated it had an approximate 26% share of the worldwide market. Sold under the Johnson and Evinrude brand names, the Company offers one of the industry's widest ranges of outboard engines, with models ranging from two to 250-horsepower. The Company's boat brands are also among the most recognized in the industry and are one of the market leaders in several categories, including the fishing, aluminum and recreational boat segments. OMC's primary boat brands include Chris*Craft, Four Winns, Seaswirl, Stratos, Javelin, Hydra-Sports, Lowe and Princecraft. The Company also generates a significant, recurring stream of revenue in replacement parts and accessories from its large installed base of over seven million engines. The Company believes that its marine dealer network of approximately 6,500 independent authorized dealers worldwide, approximately 4,300 of which are located in North America, is one of the largest marine dealer networks in the world. The Company currently has several important strategic alliances with respect to marine engines, including for the development of the new FICHT fuel-injection technology, a supply arrangement with Suzuki Motor Corporation relating to certain four-stroke outboard engines, and a supply arrangement with Volvo Penta of the Americas, Inc. relating to gasoline stern drive and inboard marine power systems.

     The Company was incorporated in 1936 by members of the Briggs and Evinrude families. Prior to the late 1980s, the focus of the Company's strategy was to be the industry leader in the two-cycle engine market by manufacturing engines and a variety of products powered by small gasoline engines. In addition to outboard engines, the Company's products included lawnmowers, chainsaws, snowmobiles, light industrial vehicles and turf care products. In the late 1980s, a structural shift occurred in the marine industry as engine manufacturers, including the Company, began to package their engines with boats from boat manufacturers. Marine dealers found it more efficient and economical to buy boats "packaged" with engines rather than buy engines and boats separately. In line with this trend, the Company acquired 15 boat companies by 1990 and divested its non-marine product lines, thereby transforming itself from an engine company to a marine company.

     On September 12, 1997, Greenmarine Holdings LLC ("Greenmarine Holdings") acquired control of approximately 90% of the then outstanding shares of common stock ("Pre-Merger Company Shares") of Outboard Marine Corporation through an $18.00 per share tender offer pursuant to Greenmarine Holdings' Offer to Purchase dated August 8, 1997 (the "Tender Offer"). On September 30, 1997, Greenmarine Holdings acquired the untendered Pre-Merger Company shares by merging an acquisition subsidiary with and into the Company (the "Merger"). As a result of the Merger, OMC became a wholly-owned subsidiary of Greenmarine Holdings; each untendered Pre-Merger Company Share outstanding immediately prior to the Merger was converted into the right to receive a cash payment of $18.00 per share; and 20.4 million shares of new common stock of the Company were issued to Greenmarine Holdings. The Tender Offer and the Merger are collectively referred to herein as the "Greenmarine Acquisition."

     Since the Greenmarine Acquisition, the Company has recruited a new, highly experienced senior management team led by David D. Jones, Jr. as President and Chief Executive Officer. Mr. Jones was previously President of the Mercury Marine Division of Brunswick Corporation, where, under his direction, the division gained substantial market share in several key marine segments. Mr. Jones has more than twenty years of experience in the marine industry. The new management team also includes Andrew P. Hines who joined the Company as Executive Vice President and Chief Financial Officer. Mr. Hines has extensive experience in turnaround situations. In addition, the Company has added a substantial number of new members to its management team to fill key operational and administrative positions, including new heads of most of its boat divisions, its engine manufacturing operations, its purchasing and supply operations, and its sales, marketing and advertising operations. The new senior management team has developed several key initiatives to turn around and substantially improve the Company's operations.

     The Company owns a majority interest in FICHT GmbH & Co. KG, which has developed a patented, highly innovative fuel-injection technology designed for two-stroke engines. The FICHT fuel-injection technology utilizes advanced electronic microprocessors to directly inject high-pressure fuel into a sealed combustion chamber, eliminating the escape of any unburned fuel. The FICHT fuel-injection system uses fewer mechanical parts, is smaller and, the Company believes, more reliable than any other low-emission engine. The FICHT fuel-injection technology possesses several advantages over standard two-stroke engines, including smoother and quieter operation, 35% better fuel economy on average, up to 80% reduction in hydrocarbon emissions and virtually no smoke on start-up. In addition, two-stroke engines based on the FICHT fuel-injection technology offer several benefits relative to four-stroke engines, including increased low-end power, lighter weight and smaller size. Furthermore, the FICHT fuel-injection technology meets emissions standards mandated by the United States Environmental Protection Agency (the "EPA") set for the year 2006. The Company has already introduced outboard engines incorporating the FICHT fuel-injection technology in six separate horsepower categories. To date, the Company has received several awards relating to its FICHT fuel-injection technology, including the 1996 Popular Mechanics Design & Engineering Award for marine engines, the 1997 International Marine Trades Exposition and Conference Innovation Award, the 1997 Motor Boating and Sailing Magazine Innovation Award, the 1997 Society of Automotive Engineers International Off-Highway & Powerplant Company of the Year Award and the 1997 Euromot Award.

INDUSTRY OVERVIEW

     The recreational boating industry generated approximately $19.3 billion in domestic retail sales in 1997, including approximately $8.8 billion in sales of boats, engines, trailers and accessories. According to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures.

     Although unit sales in the marine industry in recent years have been declining or flat, the Company believes it may benefit from recent industry-wide efforts in the U.S. designed to increase the share of recreational expenditures related to boating. The National Marine Manufacturers' Association ("NMMA"), the Marine Retailers Association of America ("MRAA") and other marine industry leaders, including the Company, have formed a joint task force to implement initiatives to improve the quality of the industry's marine dealer network, improve the overall boating experience for consumers and enhance the awareness of boating as a recreational activity through various advertising programs. The Company believes that the overall shift in spending of discretionary income towards recreational products and services and recent efforts to increase the share of recreational expenditures directed towards boating, may contribute to growth in the recreational boating industry over the next several years.

     Recreational marine industry sales are impacted by the general state of the economy, interest rates, consumer spending, technology, dealer effectiveness, demographics, weather conditions, fuel availability and government regulations and other factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cyclicality; Seasonality; Weather Conditions." During the period from 1983 to 1992, the recreational marine industry experienced both its largest growth (from 1983 to 1988) and its largest downturn (from 1988 to 1992) in over 30 years. The growth was stimulated not only by increasing real disposable income, but also by the emerging trend within the marine industry of packaging engines with boats, which resulted in boat packages that were more affordable to consumers, and easily obtainable marine loans that required no money down and could be financed over a term of over ten years. The contraction in sales from 1988 to 1992 was due to the recession during the early 1990s, as well as to the fact that the accentuated level of sales in the late 1980s. Many boat owners had loan balances in the early 1990s that exceeded the value of the boats, which made trade-up sales more difficult to obtain. In addition, the U.S. government imposed a luxury tax in 1990 on boats sold at prices in excess of $100,000. The Company believes that many consumers were under the impression that this luxury tax applied to all boats and that this depressed sales of boats in all price segments. The luxury tax was repealed in 1993.

     Since 1992, domestic sales of recreational boats have increased from $2.2 billion in 1992 to $3.6 billion in 1997.

PRODUCTS

     The Company manufactures a wide variety of outboard engines, boats and marine parts and accessories and distributes these products throughout the world.

     The following table sets forth, for the periods indicated, information concerning the Company's net sales by division (including the value of intercompany engine sales in the Company's Engine Group) expressed in dollars in millions and as a percentage of net sales.

                                     FISCAL YEAR 1998     FISCAL YEAR 1997     FISCAL YEAR 1996
                                     -----------------    -----------------    -----------------
Engines............................  $  561.1     54.7%   $519.1      53.0%    $  653.6     58.3%
Boats..............................     272.9     26.6     262.7      26.8        255.8     22.8
Parts & Accessories................     185.7     18.1     189.5      19.4        195.4     17.4
Other..............................       6.0      0.6       8.2       0.8         16.7      1.5
                                     --------    -----    ------     -----     --------    -----
          Total....................  $1,025.7    100.0%   $979.5     100.0%    $1,121.5    100.0%
                                     ========    =====    ======     =====     ========    =====

     The following table sets forth, for the periods indicated, information concerning the Company's net sales by geographic region expressed in dollars in millions and as a percentage of net sales (for additional information concerning the Company's sales by geographic region for the Company's last three fiscal years, see Note 16 of the Notes to the Consolidated Financial Statements included elsewhere herein).

                                     FISCAL YEAR 1998     FISCAL YEAR 1997     FISCAL YEAR 1996
                                     -----------------    -----------------    -----------------
United States......................  $  769.7     75.0%   $721.0      73.6%    $  813.3     72.5%
Europe.............................      91.9      9.0      90.9       9.3        114.8     10.2
Other..............................     164.1     16.0     167.6      17.1        193.4     17.3
                                     --------    -----    ------     -----     --------    -----
          Total....................  $1,025.7    100.0%   $979.5     100.0%    $1,121.5    100.0%
                                     ========    =====    ======     =====     ========    =====

  Outboard Engines

     The Company's Johnson and Evinrude brands are two of the most recognized outboard engine brands worldwide. Johnson and Evinrude are competitively priced with other premium priced outboard engines and include offerings in virtually every segment of the outboard engine market. In July 1998, the Company announced its new brand strategy for its Johnson and Evinrude outboard engines. This strategy is designed to differentiate the Johnson and Evinrude lines, which had become identical engines that were marketed under different names. Johnson and Evinrude engines are now readily distinguishable from each other and will be marketed to target different consumers. The Company's Evinrude brand will comprise two-stroke models incorporating the Company's FICHT fuel-injection technology and certain four-stroke engines. The Evinrude brand will be marketed as the Company's "premium" outboard marine engine brand. The Company's Johnson brand will comprise a full line of traditional carbureted two-stroke models. In addition, the Company has entered into a supply agreement with an affiliate of Suzuki Motor Corporation under which Suzuki will manufacture certain other four-stroke engines for sale by the Company under its Evinrude brand.

     In 1997, the Company introduced a 150-horsepower outboard engine with FICHT fuel-injection technology. Through its Evinrude brand line, the Company currently offers engines incorporat-ing its innovative FICHT fuel-injection technology in the 90, 115, 150, 175, 200 and 225-horsepower categories and is reviewing expanding this technology across the remainder of the Evinrude outboard engine product line. The FICHT fuel-injection system uses an electronically driven fuel injector, controlled by a powerful microprocessor-based engine management system, to blast short bursts of highly pressurized fuel directly into the combustion chamber at rates of up to 100 times per second. This high-pressure fuel pulse atomizes and positions each burst of gasoline in the cylinder for complete ignition once the exhaust port has been closed by the rising piston resulting in no unburned fuel escaping prior to combustion. The FICHT fuel-injection technology possesses several advantages over standard two-stroke engines, including smoother and quieter operation, 35% better fuel economy on average, up to 80% reduction in hydrocarbon emissions and virtually no smoke on start-up. In addition, two-stroke engines based on the FICHT fuel-injection technology offer several benefits relative to four-stroke engines, including increased low-end power, lighter weight and smaller size. Engines with FICHT fuel-injection technology meet the EPA emissions standards set for the year 2006.

     Since the Company originally acquired the FICHT technology from the Ficht family, it has been actively engaged in research and development efforts aimed at improving the FICHT technology. See "-- Research and Development" below. The Company, directly or through its FICHT GmbH & Co. KG subsidiary, has entered into arrangements to sublicense the FICHT fuel-injection technology to manufacturers of snowmobiles, personal watercraft, motorcycles and lawn equipment, including Polaris Industries, Inc., Arctic Cat, Inc., Kawasaki Heavy Industries, Ltd., and two lawn and garden-care equipment manufacturers. See
"-- Strategic Alliances -- FICHT Joint Venture" and "-- Intellectual Property" below. The Company is currently evaluating other opportunities to sublicense the FICHT fuel-injection technology to manufacturers of non-automotive engines.

     The following table sets forth the number of engine models and price range by size of engine in terms of horsepower:

                                                      NUMBER OF    RETAIL PRICE
HORSEPOWER RANGE                                       MODELS        RANGE($)
----------------                                      ---------    ------------
2-24 horsepower.....................................      60        676-3,060
25-99 horsepower....................................      83       2,534-8,454
100-250 horsepower..................................      76       7,836-16,076
     Total..........................................     219

  Boats

     The Company's boat brands are among the most recognized in the industry and are market leaders in several categories, including the fishing, aluminum and recreational boat segments. OMC's primary boat brands include Chris*Craft, Four Winns, Seaswirl, Stratos, Javelin, Hydra-Sports, Lowe and Princecraft. The Company offers products that cover most segments in the recreational and fishing boat market, from ten foot aluminum boats to 33-foot luxury cruisers, and is the largest producer of boats in units and one of the two largest in dollars.

     In fiscal year 1998, the Company began rationalizing and realigning its boat brands to lower its manufacturing costs and better focus each of its brands on a particular niche in the boating industry, thereby reducing competition and inefficient overlap among its brands. As part of this rationalization plan, the Hydra-Sports brand became the Company's flagship saltwater fishing boat line, the Stratos brand became the Company's top-of-the-line, tournament-style freshwater fishing boat line and the Javelin brand became the Company's entry to mid-level recreational fishing boat line. Production of the Company's Sunbird brand runabout boats for the 1999 model year was suspended, and the Sunbird Neptune series saltwater fishing boat products were incorporated into the Hydra-Sports brand. Hydra-Sports brand freshwater fishing boats and Stratos brand saltwater fishing boats have been discontinued. The Company has realigned its aluminum boat brands by consolidating the most popular models from its Grumman, Roughneck and Sea Nymph lines and incorporating them into the Lowe brand. The Lowe brand is now positioned to offer a full line of aluminum boats.

     The following table provides a brief description of the Company's 1999 model year boat products by category, including product line and trade name, overall length, retail price range, and a brief description of boats manufactured:

PRODUCT LINE      OVERALL          RETAIL
& TRADE NAME    LENGTH (FT)    PRICE RANGE ($)                   DESCRIPTION
------------    -----------    ---------------                   -----------

RECREATIONAL:

Chris*Craft        19-32       19,993-125,947     Chris*Craft is one of the world's most
                                                  recognized brands in the marine industry,
                                                  serving the "prestige" market for boaters
                                                  seeking a "top-of-the-line" boat. In 1997,
                                                  Powerboat Magazine named the Chris*Craft
                                                  210 Bowrider "Boat of the Year."
Four Winns         17-33       11,600-148,056     Four Winns is the nation's third most
                                                  popular boat brand. Four Winns offers a
                                                  premium line of family-oriented
                                                  recreational boats.
Seaswirl           17-26        13,900-59,500     Seaswirl is a mid-priced boat line, and is
                                                  one of the leading boat brands in the
                                                  Western United States.
FISHING:

Stratos            16-21        17,047-34,457     Stratos is a performance line of
                                                  freshwater fishing boats designed for the
                                                  discriminating angler. The line includes
                                                  bass and fish-'n-ski boats.
Javelin            17-20        12,533-27,823     Javelin is a value-priced freshwater
                                                  fishing boat line. Products include bass
                                                  and fish-'n-ski boats.
Hydra-Sports       16-31       14,325-101,370     Hydra-Sports is a full line of saltwater
                                                  fishing boats designed for the fishing
                                                  enthusiast.
ALUMINUM:

Lowe               10-25           385-22,828     Lowe offers aluminum jon, fishing, pontoon
                                                  and deck boats.
Princecraft        10-24           473-28,634     Princecraft is a premium line of aluminum
                                                  boats manufactured in Canada and sold
                                                  throughout North America. Products include
                                                  jon, fishing, fish-'n-ski, pontoon and
                                                  deck boats.

  Parts and Accessories

     The Company also offers a wide line of marine parts and accessories through its Johnson and Evinrude dealers. Key products include engine parts, propellers and engine oil. Most of the parts business consists of replacement parts for outboard motors. The Company estimates that there are approximately seven million Johnson and Evinrude outboard motors in use, which produce a steady demand for high-margin replacement parts. In addition, in 1996, OMC launched a new value-line of marine accessories under the Nautic Pro brand name. This brand is marketed in part through a new distribution channel of marine and discount retailers, and is priced to compete with other private label and discount brands. Marine parts and accessories comprised approximately 18% of OMC's sales in fiscal year 1998.

     In June 1998, the Company announced that it had entered into a long-term strategic business agreement with Johnson Worldwide Associates, Inc. to supply a range of private-label, electric trolling motors designed to the Company's specifications. This arrangement will allow the Company to offer its dealers a full line of industry leading electric trolling motors with state-of-the-art technology.

  Quality Assurance

     The Company maintains rigid quality controls and extensively tests its products and components in each of its manufacturing and assembly facilities. In addition to on-site testing, the Company maintains year-round, on-water testing facilities in Illinois and Florida. The Company continually monitors and endeavors to improve its quality assurance programs and intends to expand these programs and further motivate its workforce towards achieving increasing quality standards.

STRATEGIC ALLIANCES

  FICHT Joint Venture

     On April 30, 1992, the Company and FICHT GmbH of Kirchseeon, Germany entered into a license agreement (the "1992 License Agreement") pursuant to which FICHT granted to the Company an exclusive, worldwide right and license to manufacture, use, sell and sublicense marine engines that utilize the FICHT fuel-injection system. The 1992 License Agreement provides that the Company shall pay royalties to FICHT GmbH on a per cylinder basis for each marine engine that is sold by the Company which utilizes the FICHT fuel-injection system. The term of the license is for the duration of each patent that relates to the FICHT fuel-injection system existing at the time that the 1992 License Agreement was executed or filed within one year thereafter. Since certain patents related to the FICHT technology have not been formally issued to date by certain foreign jurisdictions, the ultimate term of the 1992 License Agreement cannot be determined until each such unissued patent is issued. However, assuming that none of such unissued patents were to issue, the 1992 License Agreement would expire on July 25, 2015.

     On July 21, 1995, the Company acquired a majority ownership interest in FICHT GmbH to promote the development and worldwide manufacturing and marketing of the FICHT fuel-injection system. FICHT GmbH was subsequently converted to a limited partnership known as FICHT GmbH & Co. KG (together with any predecessor in interest, "FICHT GmbH"), in which the Company is the general partner and holds a 51% interest and in which members of the Ficht family collectively hold a 49% interest. The partnership agreement contains certain supermajority provisions which provide that the partnership may not sell the business of FICHT GmbH as a whole or in substantial parts, including licensing, sublicensing or sale of patents and other intellectual property related to the FICHT fuel-injection technology, without a unanimous vote of the partners and may not effect certain other actions, including acquisitions of other enterprises, without a majority of 75% of the votes of the partners. All ordinary course of business matters require only a simple majority vote. As part of the Company's 1995 acquisition of a majority ownership in FICHT GmbH, the 1992 License Agreement was assigned to FICHT GmbH & Co. KG.

     On February 7, 1997, the Company and FICHT GmbH entered into a license agreement (the "1997 License Agreement") pursuant to which FICHT GmbH granted to the Company an exclusive, worldwide license to manufacture, use, sell and sublicense the FICHT fuel-injection system for all non-marine, non-automotive applications, including but not limited to, snowmobiles, all-terrain vehicles, scooters, motorcycles, forest and garden equipment, lawn equipment and utility equipment. The terms of the 1997 License Agreement provide that the Company shall pay to FICHT GmbH a basic license fee in monthly installments through February 2000. The term of the license is for the duration of each patent that relates to the FICHT fuel-injection system existing at the time that the 1997 License Agreement was executed or filed within one year thereafter.

     Since certain patents related to the FICHT technology have not been formally issued to date by certain foreign jurisdictions, the ultimate term of the 1997 License Agreement cannot be determined until each such unissued patent is issued. However, assuming that none of such unissued patents were to issue, the 1997 Licence Agreement would expire on July 25, 2015.

     Prior to the execution of the 1997 License Agreement, FICHT GmbH entered into non-exclusive sublicense agreements with two lawn and garden equipment manufacturers, pursuant to which FICHT GmbH granted non-exclusive licenses for the manufacture and sale of non-marine engines that utilize the FICHT fuel-injection system in return for certain royalty payments, of which the Company is entitled to a 51% interest. In addition, since entering into the 1997 License Agreement, the Company has executed separate sublicense agreements with each of Kawasaki Heavy Industries, Ltd., Arctic Cat, Inc. and Polaris Industries, Inc. Under these sublicense agreements, which, subject to certain exceptions, may be terminated by each sublicensee after five years, the Company has granted a non-exclusive license for the manufacture and sale of certain non-automotive, marine and non-marine applications of the FICHT fuel-injection system in return for certain license fees and/or royalty payments.

  OMC/Volvo Stern Drive Joint Venture

     On December 8, 1998 the Company transferred its interest in the joint venture Volvo Penta Marine Products L.P. (the "Volvo Penta Joint Venture") to an affiliate of Volvo Penta of the Americas, Inc. ("Volvo"). The joint venture was formed by the Company, AB Volvo Penta and Volvo Penta North America, Inc. in 1993 to manufacture sterndrive engines for boats. Concurrently with the transfer of the Company's interest in the Volvo Penta Joint Venture, the Company and Volvo entered into an agreement whereby Volvo will supply to the Company sterndrives through June 30, 2001 and component parts through June 30, 2011 and the Company will supply component parts to Volvo through June 30, 2011.

  Suzuki Agreement

     On June 13, 1997, the Company entered into a five-year Original Equipment Manufacturer Supply/ Purchase Agreement with an affiliate of Suzuki Motor Corporation for the purchase of certain four-stroke outboard engines and related parts and accessories. The products are manufactured by Suzuki and marketed and sold under the Evinrude brand. The Company and Suzuki have recently participated in a joint evaluation of respective product performance characteristics. The Company and Suzuki are currently negotiating an agreement for the supply/purchase of OMC-manufactured engines and parts and accessories to be branded and sold under the Suzuki name. There can be no assurance that these negotiations will result in a binding agreement between the Company and Suzuki.

SALES AND DISTRIBUTION

     The Company believes that it has one of the world's largest marine dealer networks with approximately 6,500 dealers worldwide, approximately 4,300 of the dealers are in North America, and many of them sell both the Company's boats and its engines. The Company's outboard engines and parts and accessories are distributed in the United States and Canada through a dealer network. The majority of those dealers purchase the Company's products directly from the Company. The Company's boats are sold, for the most part, directly to dealerships. Distribution of the Company's products outside the United States and Canada is handled by various divisions and subsidiaries of the Company, which sell to dealers and wholesale distributors throughout the world. The Company's dealership agreements are typically nonexclusive and are executed on an annual basis.

     The Company sponsors various programs to provide its dealers with marketing and financial assistance and to encourage them to offer broader lines of the Company's products. Such programs include "cooperative" advertising, boat-show promotions, dealer rebate programs and "floor plan" financing assistance and various other credit arrangements. In a typical "floor plan" financing arrangement, an institutional lender agrees to provide a dealer with a line of credit in a specified amount for the purchase of inventory which secures such credit. For certain lenders the Company, in turn, agrees to repurchase products up to a specified amount in the event of repossession by the lender upon a dealer's default. The Company's "floor plan" financing arrangements contain provisions which limit the Company's obligations to approximately $31 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30-month period. The Company resells any repurchased products at a discount. Losses incurred to date under this program have not been material. In fiscal year 1998, the Company repurchased approximately $4.2 million of repossessed products, which were subsequently resold. The Company accrues for losses that are anticipated in connection with expected repurchases.

     The Company augments its dealers' marketing efforts by, among other methods, advertising in boating and other recreational magazines, by furnishing displays at regional, national or international boat shows and by sponsoring various fishing tournaments and fishing professionals. In fiscal year 1998, the Company refocused its marketing efforts to emphasize and reinforce its new brand-realignment strategies.

     As part of its sales efforts, the Company actively pursues original equipment manufacturer ("OEM") and pre-rig arrangements relating to its outboard engines. Among the Company's OEM arrangements are those with Mako Marine International, Inc., Smoker Craft, Inc., Alumacraft Boat Company, Triton Boats and Godfrey Conveyer Company. The Company also has pre-rig arrangements with certain boat manufacturers, including Genmar Holdings, Inc. and Pro Line. Each of these manufacturers has agreed to pre-rig certain of its products for outboard engines sold by OMC to such manufacturer's dealers. In return, OMC pays a fee to the boat manufacturer based on the number of pre-rigged boats sold by the manufacturer.

MANUFACTURING OPERATIONS

     The Company's principal outboard engine manufacturing and assembly facilities are located in Illinois, Wisconsin, Georgia, North Carolina, Mexico, China, Brazil and Hong Kong. Its principal boat manufacturing facilities are located in Michigan, Florida, Tennessee, South Carolina, Oregon, Indiana, Missouri, Australia and Canada. See "Item 2 -- Properties."

     The Company has taken significant steps to improve the efficiency of its manufacturing operations. In February 1998, the Company closed its Old Hickory, Tennessee plant and moved its production to the Company's Murfreesboro, Tennessee plant. In connection with this closure, the Company has accrued $1.3 million in severance costs in its allocation of purchase price in connection with the Greenmarine Acquisition. The Murfreesboro plant now focuses on the production of fiberglass, freshwater fishing boats. Concurrently, production of certain of the Company's saltwater fishing boats was moved to the Company's Columbia, South Carolina manufacturing facility. This move focused the Columbia facility exclusively on saltwater fishing boats and located production of the Company's saltwater fishing boats closer to the retail market for these boats.

     In September 1998, the Company announced that, over the next two years, it will be closing its engine manufacturing facilities located in Milwaukee, Wisconsin and Waukegan, Illinois. In connection with these closures, the Company recorded a restructuring charge of $98.5 million in fiscal year 1998. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation" and Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere herein. As part of the Company's plan to close these facilities, substantially all of the production operations currently conducted at these facilities will be outsourced to third-party vendors. These plant closures will be effected in phases, and the production transfers associated therewith already have begun and are expected to be completed by December 2000.

     The Company has begun several important initiatives aimed at reducing costs in its engine manufacturing facilities. These initiatives include: (i) measures aimed at reducing purchasing costs through consolidation of vendors and improvement of the design process; (ii) improving factory layouts and work flows; (iii) standardizing labor inputs; (iv) outsourcing non-core capabilities; and (v) improving quality control. The Company has implemented the first phase of its lean manufacturing initiative at its main outboard engine manufacturing and assembly facility in Calhoun, Georgia. The second phase of this initiative is currently being implemented at additional sub-assembly facilities. The Company has also identified potential vendors for outsourcing the production of certain engine components.

     For the fiscal year ended September 30, 1998, approximately 25% of the Company's net sales were derived from operations conducted outside the United States. As of September 30, 1998, approximately 15.8% of the Company's assets were located outside the United States. Foreign operations are subject to special risks that can materially affect sales of the Company and the value of the Company's foreign assets, including currency exchange rate fluctuations, the impact of inflation, government expropriation, exchange controls and other restrictions on the repatriation of earnings, political instability, civil insurrection and other risks. Changes in certain exchange rates could have an adverse effect on the relative prices at which the Company and foreign competitors sell their products in the same market and on the Company's ability to meet interest and principal obligations with respect to its U.S. dollar-denominated debt (see "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk"). Similarly, the cost of certain items required in the Company's operations may be affected by changes in the value of the relevant currencies. Specifically, the substantial devaluation of the Japanese yen since the beginning of the fourth quarter of fiscal year 1997 has improved the competitive position of several of the Company's Japanese competitors by decreasing the sales price in U.S. dollars of their Japanese products in the U.S. market. While the Company hedges certain exposures to foreign currency exchange rate changes arising in the ordinary course of business, there can be no assurance that the Company will be successful and that shifts in currency exchange rates will not have a material adverse effect on the Company. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition; Liquidity and Capital Resources" and Note 10 of the Notes to the Consolidated Financial Statements included elsewhere herein.

COMPETITION

     The Company faces competition on international, national, regional and local levels. Each of the markets in which the Company participates is highly competitive. In addition, the Company faces competition generally from other forms of recreational products and activities such as golf, camping and recreational vehicles. Management believes that the Company is the world's second largest manufacturer of outboard engines, with an approximate 35% share of the United States outboard marine engine market and an estimated 26% share of the worldwide market. Management also believes that the Company is the world's largest manufacturer of aluminum boats and freshwater fiberglass fishing boats, and the third largest manufacturer of recreational boats.

     The marine engine market has high barriers to entry due to the capital investment and technological expertise required in manufacturing marine engines. As a result, the marine engine market is concentrated with two main U.S.-based competitors, OMC and Brunswick Corporation, and three main Japan-based manufacturers, Yamaha Motor Co., Ltd., American Honda Motor Co., Inc. and Suzuki Motor Corporation. There are hundreds of manufacturers of boats which compete with the Company, the largest of which in the United States are Brunswick, Genmar Industries, Inc. and Tracker Marine, L.P. Many of the Company's competitors in the boat manufacturing industry are smaller, regional builders who may possess cost advantages over the Company's boat manufacturing operations. Although the recreational boat market is fragmented, the top four boat builders (including the Company) accounted for approximately 45% of the U.S. market in 1997 in terms of unit sales.

     Many of the Company's competitors, including Brunswick and Yamaha, are large, vertically integrated companies that may have greater resources, including financial resources, than the Company. However, the Company believes it is well positioned within the recreational boating industry, as it is one of only two integrated domestic manufacturers of both marine engines and boats. The Company believes that this integration is a competitive advantage as the industry continues to trend towards sales of integrated boat and engine packages.

INTELLECTUAL PROPERTY

     The Company's engine manufacturing business relies heavily on patented and other proprietary technology. The Company relies upon a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants to establish and protect its technology and other intellectual property rights. Wherever legally permissible and appropriate, the Company files applications to acquire its patents and register its trademarks and service marks in the United States and many foreign countries where the Company currently sells its products or could reasonably be expected to sell products in future years. There can be no assurance that the patent applications submitted by the Company or its licensors will result in patents being issued or that, if issued, such patents or pre-existing patents will afford adequate protection against competitors with similar technology. There can also be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Company's products will not inadvertently infringe upon the valid patents of others or that others will not manufacture and distribute the Company's patented products upon expiration of such patents. In addition, there can be no assurance that key patents of the Company will not be invalidated or that the Company or its licensors will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues.

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The sale of FICHT engines accounted for approximately 8% of the Company's revenues in fiscal year 1998.

     The Company also uses a number of trade names and trademarks in its business, including Chris*Craft, Evinrude, FFI, FICHT, Four Winns, Grumman, Hydra-Sports, Javelin, Johnson, Lowe, OMC, Princecraft, Roughneck, Sea Horse, Sea Nymph, Seaswirl and Stratos. Wherever legally permissible and appropriate, the Company files applications to acquire its patents and register its trademarks and service marks in the United States and many foreign countries where the Company currently sells its products or could reasonably be expected to sell products in future years.

     The Company has license agreements with FICHT GmbH & Co. KG (a majority-owned subsidiary of the Company), Chris Craft Industries, Inc. and Northrop Grumman Corporation. The Company has an exclusive, worldwide license with its majority-owned subsidiary FICHT GmbH for the marine industry for the FICHT fuel-injection system. This license is royalty bearing and is active for the duration of each patent existing at the time that the license agreement was executed in April 1992 or filed within one year thereafter. The Company also has an exclusive, worldwide license with its majority-owned subsidiary FICHT GmbH for all non-automotive applications of the FICHT fuel-injection technology. This license is royalty bearing and is active for the duration of each patent existing at the time that the license agreement was executed in February 1997 or filed within one year thereafter. The Company's license with Chris Craft Industries, Inc. is an exclusive, perpetual, royalty bearing license to use the Chris*Craft trade name and trademark for boats and certain boat products worldwide. The Company's Grumman license is an exclusive, royalty-free license to use the Grumman trade name and trademark for recreational aluminum boats and canoes in territories which include the United States and Europe. This license expires on December 31, 1999, however it is subject to unlimited ten year renewal terms at the Company's option.

RESEARCH AND DEVELOPMENT

     In the fiscal years 1998, 1997 and 1996, OMC spent $36.8 million, $38.2 million and $41.8 million, respectively, on research and development activities relating to the development of new products and improvement of existing products, including the FICHT fuel-injection technology. All of these activities were financed by OMC. The EPA has adopted regulations governing emissions from marine engines. The regulations relating to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year beginning in model year 1999. In 1994, the Company announced Project LEAP, a project to develop new low-emission technologies and to convert its entire outboard product line to low-emission products within the next decade. To date, the Company estimates that it has spent approximately $50 million on Project LEAP, including the introduction of its new FICHT fuel-injection technology and four-stroke outboard engines, and by the year 2006, the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emission standards. Compliance with these standards will add cost to the Company's engine products in the short-term. However, this situation is not seen as a major deterrent to sales since value will be added to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. The Company believes this situation will not have a material impact on future results of operations or the financial condition of the Company. See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENTAL MATTERS

     The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives, and those which allow regulatory authorities to compel (or seek reimbursement for) clean-up of environmental contamination at its owned or operated sites and at facilities where its waste is or has been disposed. Permits are required for operation of the Company's business (particularly air emission permits), and these permits are subject to renewal, modification and, in certain circumstances, revocation. The Company believes that it is in substantial compliance with such laws and permit requirements, except where such non-compliance is not expected to have a material adverse effect.

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and earlier state laws impose joint, strict, and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted Superfund statutes comparable to, and in some cases more stringent than, CERCLA. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

     Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the Company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of their ability to pay. As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At September 30, 1998, the Company has accrued approximately $24 million for costs relating to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities. Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Therefore, the Company believes the accruals accurately reflect the Company's liability based upon current information.

     The EPA has adopted regulations governing emissions from marine engines. The regulations relating to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year beginning in model year 1999. In 1994, the Company announced Project LEAP, a project to convert its entire outboard product line to low-emission products within the next decade. To date, the Company estimates that it has spent approximately $50.0 million on Project LEAP, including the introduction of its new FICHT fuel-injection technology, and by the year 2006 the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emissions standards. The Company does not believe that compliance with these standards, which will add cost to the Company's engine products and will initially result in a lower margin to the Company, will be a major deterrent to sales. The Company believes that its new compliant technology will add value to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. The Company does not believe that compliance with these new EPA regulations will have a material adverse effect on its financial condition or future results of operations.

     On December 10, 1998 the California Air Resources Board ("CARB") adopted emissions standards for outboard engines and personal watercraft sold in the State of California that would require compliance with the EPA's year 2006 emissions standards in 2001, and significantly more stringent standards in 2004 and 2008. All manufacturers of outboard engines and personal watercraft will be affected by the regulations. While the Company has not been able to fully assess the impact that such standards will have on its business, the Company has begun to assess possible responses to these standards, including a possible legal challenge. The Company's FICHT fuel-injection and four-stroke outboard engines currently comply with CARB's 2001 standards, and all but one of these engines comply with CARB's 2004 standard. The Company believes that this one engine will be in compliance by 2004. In addition, based on current technology, CARB's year 2008 standards would require the Company to turn to untested technologies in an attempt to achieve compliance. The California market represents only 2.87% of the Company's North American sales of outboard engines.

     Additionally, certain states have required or are considering requiring a license to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, which could affect the Company's business, financial condition and results of operations. In addition, certain state and local government authorities are contemplating regulatory efforts to restrict boating activities, including the use of engines, on certain inland bodies of water. In one instance, the East Bay Municipal Utility District, located near Oakland, California, has adopted regulations that, on one of the three water bodies under its jurisdiction, will limit certain gasoline engine use effective January 1, 2002. While the Company cannot assess the impact that any such contemplated regulations would have on its business until such regulations are formally enacted, depending upon the scope of any such regulations, they may have a material adverse effect on the Company's business. The Company, however, does not believe that the regulations adopted by the East Bay Municipal Utility District will have a material adverse effect on the Company's business.

     The Company cannot predict the environmental legislation or regulations that may be enacted in the future or how existing or future laws or regulations will be administered or interpreted. Compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, may require additional expenditures by the Company, some or all of which may be material.

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities", which provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the quarter ended September 30, 1997. The change in accounting estimate required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites. The initial expense for implementation of SOP 96-1 was $7.0 million, charged to selling, general and administrative expense in the quarter ended September 30, 1997. See Note 18 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

RAW MATERIALS

     The principal raw materials required in the Company's manufacturing operations are aluminum, resin and fiberglass, all of which are purchased at competitive or prevailing market prices. The Company has supply arrangements for the purchase of resin and aluminum. From time to time, the Company has also purchased commodity options to hedge anticipated price fluctuations with respect to purchases of aluminum. See "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk" and Note 10 of the Notes to the Consolidated Financial Statements contained elsewhere herein. The Company believes that adequate sources of supply exist and will continue to exist, at competitive prices, for all of the Company's raw material requirements.

EMPLOYEES

     As of September 30, 1998, approximately 6,400 people were employed by OMC and its subsidiaries, consisting of 1,316 salaried and 5,086 hourly employees. Approximately 17% of the Company's employees are represented by one of three unions. The Laborers International Union of North America ("LIUNA") represents approximately 515 employees at the Calhoun, Georgia facility; the independent Marine Machinists Association ("IMMA") represents approximately 433 employees at the Waukegan, Illinois facility; and the United Steel Workers of America ("USWA") represents approximately 353 employees at the Milwaukee, Wisconsin facility. The Company's agreements with the LIUNA, IMMA and USWA are effective through September 30, 2000, October 30, 1999 and March 31, 2003, respectively. The Company believes that its labor relations are satisfactory.

     In connection with the Company's planned closure over the next two years of its manufacturing facilities in Milwaukee, Wisconsin and in Waukegan, Illinois, the Company's workforce will be reduced by approximately 950 salaried and hourly employees by the end of such closure period. See Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

ITEM 2.  PROPERTIES

     The following table sets forth the Company's material facilities as of September 30, 1998.

                                                              OWNED OR LEASED
LOCATION                      FACILITY TYPE/USE              (LEASE EXPIRATION)    SQUARE FOOTAGE
--------                      -----------------              ------------------    --------------
Waukegan, IL        Worldwide headquarters; outboard
                      engine component manufacturing               Owned             1,400,000
Delavan, WI         Outboard engine component
                      manufacturing                          Leased (Aug. 2006)         40,000
Milwaukee, WI       Outboard engine component
                      manufacturing                                Owned               375,000
Burnsville, NC      Outboard engine component
                      manufacturing                                Owned               290,000
Spruce Pine, NC     Outboard engine component
                      manufacturing                                Owned               100,000
Andrews, NC         Outboard engine component
                      manufacturing                                Owned               150,000
Calhoun, GA         Outboard engine assembly                       Owned               290,000
Beloit, WI          Worldwide parts and accessories
                      distribution center                          Owned               483,000
Waukegan, IL        Distribution center                      Leased (Jan. 2003)        180,000
Morrow, GA          Distribution center                            Owned                86,000
Parsippany, NJ      Distribution center                            Owned                88,000
Dallas, TX          Distribution center                            Owned                86,000
Kent, WA            Distribution center                      Leased (Dec. 2000)         56,000
Sunrise, FL         Sales Office                            Leased (Sept. 2001)          8,000
Cadillac, MI        Boat manufacturing                             Owned               364,000

                                                              OWNED OR LEASED
LOCATION                      FACILITY TYPE/USE              (LEASE EXPIRATION)    SQUARE FOOTAGE
--------                      -----------------              ------------------    --------------
Lebanon, MO         Boat manufacturing                             Owned               227,000
Murfreesboro, TN    Boat manufacturing                             Owned               275,000
Columbia, SC        Boat manufacturing                             Owned               178,000
Culver, OR          Boat manufacturing                             Owned               166,000
Syracuse, IN        Boat manufacturing                             Owned               235,000
Sarasota, FL        Boat manufacturing                             Owned               153,000
Princeville,
  Quebec, Canada    Boat manufacturing                             Owned               417,000
Juarez, Chihuahua,
  Mexico            Outboard engine component
                      manufacturing                                Owned               200,000
Dongguan, China     Outboard engine component
                      manufacturing                          Leased (Apr. 1999)         65,000
Hong Kong           Outboard engine and component
                      manufacturing and distribution
                      center                                 Leased (Jun. 2047)         35,000
Manaus, Brazil      Outboard engine and component assembly
                      and fabrication                        Leased (Aug. 1999)         46,000
Altona, Australia   Boat manufacturing and assembly                Owned                28,000
Yatala, Australia   Boat manufacturing and assembly                Owned                37,000
Bankstown,
  Australia         Office; distribution center              Leased (Dec. 2004)         54,000
Gent, Belgium       Office; warehouse                        Leased (Apr. 2003)         13,000
Bankstown,
  Australia         Office; warehouse                        Leased (Apr. 2001)         54,000

ITEM 3.  LEGAL PROCEEDINGS

     The Company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings cannot be predicted with any certainty, based upon the information presently available, the Company is of the opinion that the final outcome of all such proceedings should not have a material adverse effect on the financial condition or the results of operations of the Company. See also "Item
1 -- Business -- Environmental Matters."

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The sale of FICHT engines accounted for approximately 8% of the Company's revenues in fiscal 1998.

     Products sold or serviced by the Company may expose it to potential liability for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected the Company. The Company maintains a Domestic Products Liability/Protection and Indemnity Self-Insured Retention Program. The Company has a Primary Self-Insured Retention for any one accident or occurrence of $250,000 with an underlying Self-Insured Retention of $2,000,000 per accident with a $2,000,000 per year aggregate. Product liability claims occurring outside the United States are covered by insurance with a limit of $1,000,000 per occurrence, $2,000,000 aggregate. In the event that the underlying products liability insurance or retentions are exhausted, there is excess coverage up to $100,000,000 per occurrence and in the aggregate.

     See Note 18 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the 1998 fiscal year, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There were two record holders of common stock of OMC at September 30, 1998. There is no established public trading market for the Company's common stock. During fiscal year 1998, the Company granted an aggregate of 991,745 options to 156 employees.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary represents certain financial information for the five fiscal years ended September 30, 1998.

                                    POST-MERGER                             PRE-MERGER COMPANY
                                      COMPANY              ----------------------------------------------------
                               AT OR FOR FISCAL YEAR            AT OR FOR FISCAL YEARS ENDED SEPTEMBER 30,
                                ENDED SEPTEMBER 30,        ----------------------------------------------------
                                       1998                   1997          1996          1995          1994
                            ---------------------------    ----------    ----------    ----------    ----------
                                                            (IN MILLIONS, EXCEPT PER SHARE AMOUNTS AND RATIOS)
Net sales.................           $1,025.7               $  979.5      $1,121.5      $1,229.2      $1,078.4
Net earnings (loss).......             (150.5)                 (79.1)         (7.3)         51.4          48.5
Average number of shares
  of common stock
  outstanding and common
  stock equivalents, if
  applicable..............               20.4                   20.2          20.1          20.1          20.0
Per average share of
  common stock --
  Net earnings (loss)
     Primary..............              (7.38)                 (3.91)         (.36)         2.56          2.42
     Fully diluted........              (7.38)                 (3.91)         (.36)         2.33          2.22
Dividends declared........                 --                    .20           .40           .40           .40
Total assets(1)...........            1,082.1                1,094.8         873.7         907.0         817.1
Long-term debt............              247.9                  103.8         177.6         177.4         178.2
OTHER DATA:
  EBITDA (as defined)(2)..               20.0                   (0.9)         77.3         118.7          93.4
  Net cash provided by
     operating
     activities...........               60.3                   (9.2)         91.1          51.4          57.3
  Net cash provided by
     investing
     activities...........              (24.0)                 (26.1)        (50.5)        (65.8)        (63.0)
  Net cash provided by
     financing
     activities...........              (45.1)                  (3.7)         (2.9)         (8.1)        (19.7)
  Depreciation and
     amortization
     (including
     amortization of debt
     discount)............               50.1                   57.0          54.7          47.6          44.0
  Amortization of debt
     discount.............                0.8                    2.7           0.8           1.0           0.8
  Capital expenditures....               34.4                   36.3          52.7          66.5          68.2
  Ratio of earnings to
     fixed charges........                N/A                    N/A           N/A           3.5x          4.3x

---------------
(1) Total assets at September 30, 1998 and September 30, 1997 are not comparable with 1996, 1995 and 1994 due to the application of purchase accounting. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

(2) "EBITDA" represents earnings from operations (including income derived from the Company's stern drive joint venture, net of joint venture expenses) before depreciation and amortization (excluding debt discount amortization) and restructuring charges. For the fiscal year ended September 30, 1998 and September 30, 1996, "EBITDA" does not include restructuring charges of $98.5 million and $25.6 million, respectively. See Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere herein. For fiscal year ended September 30, 1997, "EBITDA" does not include a one-time $11.8 million charge due to a change of control expense related to compensation expenses resulting from the change of control as a result of the Greenmarine Acquisition. EBITDA is widely used by securities analysts and is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements. While management believes that EBITDA is an appropriate approximation of the Company's liquidity, EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), as a measure of liquidity, and should not be construed as a measure of liquidity or as an indication of a company's operating performance. EBITDA as presented herein may be calculated differently by other companies and, accordingly, the amounts presented herein may not be comparable to similarly titled measurements of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discussion should be read in conjunction with the more detailed information and Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein. The Company restated its consolidated financial statements for its fiscal year ended September 30, 1997 in connection with its revising the accounting for its acquisition by Greenmarine Holdings. The Company also restated its financial statements for its fiscal quarters ended December 31, 1997, March 31, 1998, and June 30, 1998. The restatement resulted from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine Holdings should be charged. As of September 30, 1997, management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believed that these charges were more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, for example, changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, resulted in a decision that these expenses were, using interpretations of authoritative accounting literature, more appropriately reported in fiscal year 1998. As a result, the Company's September 30, 1997 financial statements were restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company has recognized approximately $149 million in operating expenses and restructuring costs in fiscal year 1998 to record its reorganization plan and contingencies. The Company also reclassified certain deferred tax items and a valuation reserve to more properly aggregate them in the appropriate asset and liability accounts. Separately, the Company reduced the deferred tax assets and the corresponding valuation allowance to reflect the tax impacts of the purchase accounting adjustments. As part of the purchase accounting adjustments, the Company also reclassified a valuation reserve for a joint venture investment to "other assets" from "accrued liabilities". Such reclassifications did not change net income in the Statement of Consolidated Earnings for the fiscal year ended September 30, 1997 but did have the effect of reducing earnings from operations by approximately $150 million for the fiscal year ended September 30, 1998. This reduction included a restructuring charge (see "-- Results of Operations" below) of $98.5 million and additional operating expenses of $53.3 million. The restatements did not have an effect on the Company's Statement of Consolidated Cash Flows (other than certain reclassifications in the cash flows from operations) for fiscal year 1997 or fiscal year 1998. See Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

     Industry Overview. According to data published by the NMMA, the recreational boating industry generated approximately $19.3 billion in domestic retail sales in 1997, including approximately $8.8 billion in sales of boats, engines, trailers and accessories. In addition, according to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures. Although unit sales in the marine industry in recent years have been declining or flat, the Company may benefit from recent industry-wide efforts in the U.S. designed to increase the share of recreational expenditures related to boating. The NMMA, MRAA and other marine industry leaders, including the Company, have formed a joint task force to implement initiatives to improve the quality of the industry's marine dealer network, improve the overall boating experience for consumers and enhance the awareness of boating as a recreational activity through various advertising programs. The Company believes that the overall shift in spending of discretionary income towards recreational products and services and recent efforts to increase the share of recreational expenditures directed towards boating may contribute to growth in the recreational boating industry over the next several years.

     Cyclicality; Seasonality; Weather Conditions. The recreational marine industry is highly cyclical. Industry sales, including sales of the Company's products, are closely linked to the conditions of the overall economy and are influenced by local, national and international economic conditions, as well as interest rates, consumer spending, technology, dealer effectiveness, demographics, fuel availability and government regulations. In an economic downturn, consumer discretionary spending levels are reduced, often resulting in disproportionately large declines in the sale of relatively expensive items such as recreational boats. Similarly, rising interest rates could have a negative impact on consumers' ability, or willingness to obtain financing from lenders, which could also adversely affect the ability of the Company to sell its products. Even if prevailing economic conditions are positive, consumer spending on non-essential goods such as recreational boats can be adversely affected due to declines in consumer confidence levels. According to data published by the NMMA, total unit sales of outboard boats in the United States fell from a high of 355,000 units in 1988 to 192,000 units in 1992, while total unit sales of outboard engines in the United States fell from a high of 460,000 units to 272,000 units during the same time period. The sales decline in the marine industry during this period was the worst such decline in the last 30 years. According to data published by the NMMA, 1995 annual U.S. purchases of boats and engines increased to 336,960 and 317,000, respectively, but unit sales declined in 1996 and 1997, when reported U.S. sales of boats and engines were 320,850 and 308,000, and 304,600 and 302,000, respectively. The Company believes these declines were partially due to adverse weather conditions.

     The recreational marine industry, in general, and the business of the Company are seasonal due to the impact of the buying patterns of dealers and consumers. The Company's peak revenue periods historically have been its fiscal quarters ending June 30 and September 30, respectively. Accordingly, the Company's receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's fiscal quarter ending March 31 and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowings averaged $35.7 million in fiscal year 1998, with month-end peak borrowings of $70.7 million in February and March 1998. Because of the seasonality of the Company's business, the results of operations for any fiscal quarter are not necessarily indicative of the results for the full year. Additionally, an event which adversely affects the Company's business during any of these peak periods could have a material adverse effect on the Company's financial condition or results of operations for the full years.

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

     Acquisition by Greenmarine Holdings LLC. On September 12, 1997, Greenmarine Holdings acquired control of approximately 90% of the then outstanding shares of common stock (the "Pre-Merger Company Shares") of the Company through an $18.00 per share tender offer pursuant to Greenmarine Holdings' Offer to Purchase dated August 8, 1997 (the "Tender Offer"). On September 30, 1997, Greenmarine Holdings acquired the untendered Pre-Merger Company Shares by merging its acquisition subsidiary (i.e., Greenmarine Acquisition Corp.) with and into the Company (the "Merger", and together with the Tender Offer, the "Greenmarine Acquisition"). As a result of the Merger, the Company became a wholly-owned subsidiary of Greenmarine Holdings; each untendered Pre-Merger Company Share outstanding immediately prior to the Merger was converted into the right to receive a cash payment of $18.00 per share; and
20.4 million shares of new common stock of the Company were issued to Greenmarine Holdings. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, at September 30, 1997, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. The excess purchase price over fair value of the net assets acquired was $127.3 million and has been classified as goodwill in the Statement of Consolidated Financial Position as of September 30, 1997. At September 30, 1998, the allocation of purchase price to assets acquired and liabilities assumed in the Greenmarine Acquisition was finalized. The material adjustments from the preliminary purchase price allocation at September 30, 1997 included an adjustment of $5.3 million to reverse a portion of a valuation allowance established for the disposition of the Company's joint venture agreement (see Note 3 of the Notes to the Consolidated Financial Statements contained elsewhere herein) and reverse goodwill accordingly. In addition, the Company reduced its purchase accounting reserves and corresponding goodwill, by $1.4 million for revisions of certain estimates. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

     New Management Initiatives. Since the Greenmarine Acquisition, the Company has assembled a new, highly-experienced senior management team led by David D. Jones. The new senior management team has developed a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. Under its new management, the Company has also developed a business reorganization plan to realign and consolidate its products offered in the marketplace, and to improve existing manufacturing processes that will enable the Company to increase production efficiency and asset utilization. This turnaround strategy and reorganization plan includes the elimination and/or consolidation of certain of the Company's products and includes the closing and/or consolidation of certain of the Company's manufacturing facilities and corresponding involuntary employee terminations.

     In January 1998, the Company began implementing its strategy and reorganization plan by closing its Old Hickory, Tennessee facility and consolidating the freshwater fishing operations at the Company's Murfreesboro, Tennessee facility. The Company also began, and has now completed, the consolidation of certain of its saltwater fishing operations. In addition, the Company reduced its workforce by approximately 540 employees as of March 31, 1998, primarily within the Company's boat operations. The Company has accounted for liabilities assumed in connection with the severance benefits associated with the closure of the Old Hickory facility ($1.3 million) as part of the purchase price allocation at September 30, 1997.

     In March 1998, the Company announced a lean manufacturing initiative for its marine power manufacturing operations. Lean manufacturing is a disciplined approach for implementing proven manufacturing methodologies in order to reduce manufacturing costs through improved employee productivity and reduced inventory. The first phase of this initiative was introduced at the Company's final assembly plant in Calhoun, Georgia and, as a second phase, this initiative has been expanded to certain of the Company's sub-assembly facilities. This initiative is expected to reduce costs, shorten production times, lower inventory and improve the Company's responsiveness to dealer and consumer demand. The Company also began implementing a strategic purchasing program in January 1998. This program is designed to reduce purchasing costs by consolidating purchasing across vendors, integrating suppliers into the product design process at an early stage and designing products for lower cost.

     In April 1998, the Company announced that it would close its research facility in Waukesha, Wisconsin and relocate these operations to other facilities. The Company has accounted for its closure of the Waukesha, Wisconsin facility in its fiscal year ended September 30, 1998 results by recording approximately $2.5 million of expenses in its Statement of Consolidated Earnings.

     In June 1998, the Company announced the realignment of its aluminum boat brands. The most popular models from the Grumman, Roughneck and Sea Nymph lines, were consolidated into the Lowe brand which has been positioned to offer a full line of aluminum boats. The consolidation is a further step in the Company's efforts to reduce competition among its own brands in every aluminum market and as a way to help its dealers offer a complete line of boats to meet customer demand, rather than having to select from multiple boat company lines.

     Also in June 1998, the Company announced that it had entered into a long-term strategic business agreement with Johnson Worldwide Associations, Inc. ("JWA") to supply a range of private labeled electric trolling motors designed to OMC'S specifications. This will give OMC a full line of industry leading, current technology electric trolling motors to offer its dealers.

     In July 1998, the Company announced a new brand strategy for its Johnson and Evinrude outboard engines. This strategy is designed to differentiate its Johnson and Evinrude lines, which had become identical engines that were marketed under different names. Upon implementing this strategy, Johnson and Evinrude engines will become readily distinguishable from each other and will be marketed to target different consumers. The Company's Evinrude brand will comprise two-stroke models incorporating the Company's FICHT fuel-injection technology and certain four-stroke engines. The Evinrude brand will be marketed as the

Company's "premium" outboard marine engine brand. The Company's Johnson brand will comprise a full line of traditional carbureted two-stroke models. As a result, while OMC dealers previously sold either Johnson or Evinrude engines, they will now sell both engine lines.

     On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities by the year 2000. A restructuring charge of approximately $98 million was recognized in the fourth quarter of fiscal 1998 and includes charges for the costs associated with closing these two facilities, and the related employee termination benefits for approximately 950 employees. See Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere herein. The Company plans to outsource substantially all of the manufacturing of parts currently produced by these two facilities to third party vendors. It has started to obtain proposals from vendors and is currently reviewing the proposals received in anticipation of outsourcing production. The Company anticipates substantial completion of the restructuring plan by the end of year 2000.

     Introduction of FICHT Engines; Regulatory Compliance. The EPA has adopted regulations governing emissions from two-stroke marine engines. As adopted, the regulations as they relate to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers will be required to reduce hydrocarbon emissions from outboard engines, on average by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. In 1994, the Company announced "Project LEAP", a project to convert its entire outboard product line to low-emissions products within the next decade. Partly in response to these EPA emission standards, the Company introduced its Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. The higher manufacturing costs of the FICHT fuel injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which may or may not meet the new EPA standards, continue to be available. Through September 30, 1998, the Company estimates that it has spent approximately $50 million on low-emission technology, and by the year 2006 the Company is expected to spend an aggregate of approximately $90.0 million to meet the EPA's new emission standards.

     In fiscal year 1997, the Company became aware of certain performance issues associated with its FICHT engines. In April 1998, the Company began to identify the causes of these performance issues and an upgrade kit was prepared and distributed. The Company established a reserve for the correction of the problems in fiscal year 1998. This resulted in an approximate $7 million increase in the Company's warranty reserve for fiscal year 1998.

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There also can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes for this matter and recorded a liability in its September 1998 financial statements (See Note 18 of the Notes to the Consolidated Financial Statements contained elsewhere herein). The sale of FICHT engines accounted for approximately 8% of the Company's revenues in fiscal year 1998.

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

     On December 10, 1998, the California Air Resources Board ("CARB") adopted emissions standards for outboard engines and personal watercraft sold in the State of California that would require compliance with the EPA's year 2006 emissions standards in 2001, and significantly more stringent standards in 2004 and 2008. All manufacturers of outboard engines and personal watercraft will be affected by the regulations. While the Company has not been able to fully assess the impact that such standards will have on its business, the Company has begun to assess possible responses to these standards, including a possible legal challenge. The Company's FICHT fuel-injection and four-stroke outboard engines currently comply with CARB's 2001 standards, and all but one of these engines comply with CARB's 2004 standard. The Company believes that this one engine will be in compliance by 2004. In addition, based on current technology, CARB's year 2008 standards would require the Company to turn to untested technologies in an attempt to achieve compliance. The California market represents only 2.8% of the Company's domestic sales of outboard engines.

     Additionally, certain states have required or are considering requiring a license to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, which could affect the Company's business, financial condition and results of operations. In addition, certain state and local government authorities are contemplating regulatory efforts to restrict boating activities, including the use of engines, on certain inland bodies of water. In one instance, the East Bay Municipal Utility District, located near Oakland, California, has adopted regulations that, on one of the three water bodies under its jurisdiction, will limit certain gasoline engine use effective January 1, 2002. While the Company cannot assess the impact that any such contemplated regulations would have on its business until such regulations are formally enacted, depending upon the scope of any such regulations, they may have a material adverse effect on the Company's business. The Company, however, does not believe that the regulations adopted by the East Bay Municipal Utility District will have a material adverse effect on the Company's business.

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

     Research and Development. In fiscal years 1998, 1997, and 1996, OMC spent approximately $36.8 million, $38.2 million, and $41.8 million, respectively, on research and development activities relating to the development of new products and improvement of existing products, including FICHT fuel-injection technology. The Company expenses its research and development costs as they are incurred.

     Environmental Compliance. The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination arising at its owned or operated sites and facilities where its waste is being or has been disposed. The Company believes it is in substantial compliance with such laws except where such noncompliance is not expected to have a material adverse effect. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws impose joint, strict and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site. As of September 30, 1998, the Company has accrued approximately $24 million for costs relating to remediation at contaminated sites, including operation and maintenance for continuing and closed-down operations. The Company believes that these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such known or unknown matters. See Note 18 of the Notes to the Consolidated Financial Statements included elsewhere herein.

     Change in Fiscal Year-End. Effective October 1, 1998, the Company's fiscal year-end will change from September 30 to December 31. The Company will file with the Securities and Exchange Commission a transition report on Form 10-Q for the transition period of October 1, 1998 through December 31, 1998.

RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, selected financial information expressed in dollars (millions) and as a percentage of net sales:

                                                   FISCAL YEARS ENDED SEPTEMBER 30,
                                       --------------------------------------------------------
                                             1996                1997                1998
                                       -----------------    ---------------    ----------------
Net sales............................  $1,121.5    100.0%   $979.5    100.0%   $1025.7    100.0%
Cost of goods sold...................     892.2     79.6     826.5     84.4      791.4     77.2
Gross earnings.......................     229.3     20.4     153.0     15.6      234.3     22.8
Selling, general and administrative
  expense............................     210.3     18.8     215.4     22.0      268.4     26.2
Restructuring charges................      25.6      2.3        --       --       98.5      9.6
Change in control expenses --
  compensation.......................        --       --      11.8      1.2         --       --
                                       --------    -----    ------    -----    -------    -----
Loss from operations.................      (6.6)    (0.7)    (74.2)    (7.6)    (132.6)   (12.9)
Non-operating expense, net...........       3.8      0.3       2.1      0.2       14.5      1.4
Provision (credit) for income
  taxes..............................      (3.1)    (0.3)      2.8      0.3        3.4      0.3
                                       --------    -----    ------    -----    -------    -----
Net earnings (loss)..................  $   (7.3)    (0.7)%  $(79.1)    (8.1)%  $(150.5)   (14.7)%
                                       ========    =====    ======    =====    =======    =====

  Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

     Net Sales. Net sales increased to $1,025.7 million in fiscal year 1998 from $979.5 million in the fiscal year 1997, an increase of 4.7%. The Company's sales increase was attributable primarily to higher volume sales in the United States of marine engines in fiscal year 1998, resulting in a 25% increase in net sales as compared to fiscal year 1997. The increase in U.S. marine engine sales in 1998 was partially offset by reductions in international sales due to the poor economic conditions in Asia and due to tighter credit controls in Russia. Engine sales were lower in the first half of fiscal 1997 as a result of the Company's program to restrain engine production in order to assist dealers in reducing inventory levels. In the first quarter of fiscal 1997, the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. Finally, boat sales declined, as planned, by approximately 5% due to certain model and brand eliminations.

     Cost of Goods Sold. Cost of goods sold decreased to $791.4 million in fiscal year 1998 from $826.5 million in fiscal year 1997, a decrease of $35.1 million or 4.2%. Cost of goods sold was 77.2% of net sales in fiscal year 1998 as compared with 84.4% of net sales in fiscal year 1997. The improvements in the Company's gross margin in the current fiscal year reflected increased manufacturing efficiencies at engine and boat plants and a better absorption of fixed costs, due primarily to higher engine sales volume. In addition, in fiscal 1997, the Company's cost of goods sold was impacted negatively by the production suspension discussed above and by certain expenses discussed below in the comparison of fiscal year 1997 and fiscal year 1996.

     Selling, General and Administrative ("SG&A") Expense. SG&A expense increased to $268.4 million in fiscal year 1998 from $215.4 million in fiscal year 1997, an increase of $53.0 million or 24.6%. SG&A expense as a percentage of net sales increased to 26.2% in fiscal year 1998 from 22.0% in fiscal year 1997. SG&A expense increased in fiscal year 1998 due primarily to: (i) $10.9 million for potential legal expenses related to claims known, but not quantifiable at the end of fiscal 1997, (ii) $7.0 million primarily for increased warranty expense associated with upgrading engines designed prior to September 30, 1997, (iii) $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, and (iv) $17.6 million of expenses associated with implementing the Company's boat group reorganization plan. Additionally, the SG&A expense in the current fiscal year reflected higher amortization of goodwill and intangibles due to purchase accounting. Finally, the Company recognized approximately $7.0 million in additional expenses in fiscal year 1998 associated with its marketing and advertising of model year 1999 boats and engines.

     Restructuring Charge. During the fourth quarter of fiscal year 1998, management finalized a restructuring plan for the closure/consolidation of its Milwaukee and Waukegan engine facilities. The Company announced the closure of the Milwaukee and Waukegan facilities on September 24, 1998. The Company recorded a $98.5 million restructuring charge to recognize severance and benefits for approximately 950 employees to be terminated ($14.0 million), curtailment losses associated with the acceleration of pension and post-retirement benefits for employees at the two facilities ($72.1 million), and facility shut down costs associated with closing the facilities and disposing of certain assets($12.4 million). The Company's plan includes outsourcing substantially all of its sub-assembly production currently performed in its Milwaukee and Waukegan facilities to third-party vendors. See Note 4 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

     Change in Control Expenses. In fiscal year 1997, the Company recorded $11.8 million in compensation expenses associated with certain officer agreements and the executive incentive plan which required settlement payments to certain current and former management team members at the time of the Greenmarine Acquisition.

     Earnings (Loss) from Operations. Loss from operations was $132.6 million in fiscal year 1998 compared with a loss of $74.2 million in fiscal year 1997, an increase of $58.4 million. Excluding the restructuring charge and change in control expenses recorded in 1998 and 1997, the loss from operations was $34.1 million in fiscal year 1998, an improvement of $28.3 million compared to the loss of $62.4 million in fiscal year 1997.

     Non-Operating Expense, Net. Interest expense increased to $30.1 million in fiscal year 1998 from $16.2 million in fiscal year 1997, an increase of $13.9 million. The increase resulted from the new debt structure in place after the Greenmarine Acquisition (see "-- Financial Condition; Liquidity and Capital Resources" below). Other non-operating income was $15.6 million in fiscal year 1998 compared to $14.1 million in fiscal year 1997. The non-operating income in fiscal year 1998 included interest income of $4.3 million, gains from disposition of certain fixed assets of $2.9 million, and favorable foreign exchange transactions of $0.7 million. The non-operating income in fiscal year 1997 included an insurance recovery and a lawsuit settlement ($10.7 million), as well as gains on disposition of fixed assets ($5.8 million), which was offset by $15.1 million in expenses associated with the Greenmarine Acquisition. These expenses included $7.5 million in payments to a potential buyer of the Company for 'breakage fees' as a result of the Company being acquired by Greenmarine Holdings. See Note 14 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

     Provision (Credit) for Income Taxes. The provision for income taxes was $3.4 million in fiscal year 1998 and $2.8 million in fiscal year 1997. The provision for income taxes for fiscal year 1998 and 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not deemed realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

  Fiscal Year Ended September 30, 1997 Compared to Fiscal Year Ended September 30, 1996

     Net Sales. Net sales decreased to $979.5 million in fiscal year 1997 from $1,121.5 million in fiscal year 1996, a decrease of $142.0 million or 12.7%. U.S. revenues, which accounted for 74% of total net sales, declined 11.3% in fiscal year 1997 while international sales decreased 16.1%. Industry unit volume in the U.S. declined for outboard motors and boats in fiscal year 1997 compared to fiscal year 1996. The Company's sales of outboard motor units in the U.S. declined by 19.5% in fiscal year 1997 as compared to fiscal year 1996. These declines were due primarily to the planned reduction in dealer inventories, disruptions in marketing efforts and customer demand resulting from the announcement in April 1997 concerning the possible sale of the Company, as well as an overall decline in the industry for sales of outboard engines.

     Cost of Goods Sold. Cost of goods sold decreased 7.4% to $826.5 million in fiscal year 1997 from $892.2 in fiscal year 1996. Cost of goods sold was 84.4% of net sales in fiscal 1997 as compared with 79.6% of net sales in fiscal year 1996. Cost of goods sold in fiscal year 1997 included approximately $8.2 million of expenses comprised of the following: (i) an additional accrual relating to salt water intrusion issues on certain engines sold in international markets, which have since been resolved ($1.0 million); (ii) the write-off of impaired assets (based on adoption of the Financial Accounting Standards Board's Statement of Accounting Standards No. 121, "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of.") relating to the Chris*Craft line of boats as a result of the Company's analysis of the Chris*Craft division's undiscounted future cash flows being insufficient to recover the carrying value of the division's long-lived assets ($2.0 million);
(iii) the write-offs of inventory and tooling relating to discontinued or obsolete products and technology the Company is not going to use ($2.6 million);
(iv) additional reserves relating to changes in the method of estimating surplus parts and accessories inventory over known or anticipated requirements and recognizing certain pre-rigging rebate expenses ($1.8 million); and (v) certain expenses associated with the introduction of the FICHT technology were incurred for the new product, including incremental expenses and additional product testing to ensure quality ($0.8 million). Excluding these charges, cost of goods sold in fiscal year 1997 would have been $818.3 million or 83.5% of net sales.

     Selling, General and Administrative Expense. SG&A expense increased to $215.4 million in fiscal year 1997 from $210.3 million in fiscal year 1996, an increase of $5.1 million or 2.4%. SG&A expense, as a percentage of net sales increased to 22.0% in fiscal year 1997 from 18.8% in fiscal year 1996. The SG&A expenses in fiscal year 1997 included the following: (i) changes in accounting estimate resulting from the early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites ($7.0 million) and; (ii) additional accruals for warranty expenses at the Company's Boat Group that resulted from the Company extending the warranty claim acceptance period on certain models and revising the lag factor (i.e., the period of time between the sale of products to a dealer or distributor and the ultimate payment by the Company of a warranty claim made to repair products) used to estimate the warranty reserve ($9.7 million). Excluding these charges, SG&A expense for fiscal year 1997 would have been $198.7 million or 20.3% of net sales. These charges were partially offset by reductions of costs resulting from the restructuring programs initiated in fiscal year 1996.

     Earnings (Loss) from Operations. Operating loss increased to $74.2 million in fiscal year 1997 from a loss of $6.6 million in fiscal year 1996. Fiscal year 1997 includes $11.8 million in compensation expenses resulting from the change in control as a result of the Greenmarine Acquisition. The increase in operating loss was primarily a result of the decline in net sales, higher costs for product and higher SG&A expense, each as described above. Fiscal year 1996 included restructuring charges of $25.6 million, primarily related to the closing of distribution operations and the write-down of manufacturing facilities outside the United States. Excluding the $11.8 million change in control compensation expense in fiscal year 1997 and the unusual expenses and charges referred to in the discussion of Cost of Goods Sold and Selling, General and Administrative Expense above, respectively, operating loss would have been $37.5 million for fiscal year 1997.

     Non-Operating Expense (Income). Interest expenses in fiscal 1997 increased by $3.9 million to $16.2 million in fiscal year 1997 from $12.3 million in fiscal year 1996. The increase in fiscal year 1997 was primarily attributable to a $5.0 million favorable interest adjustment for past tax liabilities which was recorded in fiscal year 1996. Other non-operating income was $14.1 million in fiscal year 1997 as compared to $8.5 million in fiscal year 1996. Included in non-operating expense in fiscal year 1997 was $15.1 million of change of control expenses associated with the Greenmarine Acquisition. The fiscal year 1997 amount included insurance recovery and a lawsuit settlement ($10.7 million), as well as higher gains on disposition of fixed assets ($5.8 million). See Note 14 of the Notes to the Consolidated Financial Statements included elsewhere herein.

     Provision (Credit) for Income Taxes. Provision (credit) for income taxes was $2.8 million in fiscal 1997 and $(3.1) million in fiscal year 1996, and is explained in Note 15 of the Notes to the Consolidated Financial Statements included elsewhere herein. The provision for income taxes for fiscal year 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not deemed realizable, at this time.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Greenmarine Acquisition, the Statement of Consolidated Financial Position as of September 30, 1997 was prepared using the purchase method of accounting which reflects the fair values of assets acquired and liabilities assumed. The excess of the total acquisition cost over the estimated fair value of assets acquired and liabilities assumed at the date of acquisition was approximately $127 million, which was subsequently adjusted at September 30, 1998 to approximately $120 million (prior to amortization of goodwill). See Note 1 of the Notes to the Consolidated Financial Statements contained elsewhere herein.

     The Company's business is seasonal in nature with receivable and inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at September 30, 1998 decreased $52.9 million from September 30, 1997. Cash and cash equivalents at September 30, 1998 decreased $9.2 million from September 30, 1997. In addition, the Company had $28.6 million in "Restricted Cash" at September 30, 1998, which cash is held in interest reserve accounts for the benefit of the Company's senior lenders (as discussed below). Receivables at September 30, 1998 increased $0.3 million due primarily to an increase in domestic engine sales versus the prior year which was partially offset by lower European receivables due to a slowdown in sales, primarily in Asia and Russia due to the poor economic conditions in those countries. Inventories in fiscal year 1998 decreased $2.5 million from fiscal year 1997 due primarily to more effective inventory management at all of the Company's locations implemented as part of the Company's lean manufacturing initiative. Other current assets at September 30, 1998 decreased $47.9 million from September 30, 1997 due primarily to a reduction in a trust depository that funded the remaining untendered outstanding shares of the Company's pre-merger common stock and due to the funding for letters of credit. Accounts payable at September 30, 1998 decreased $26.9 million from September 30, 1997 due primarily to payments to Company shareholders for untendered outstanding stock and to other payments relating to the change of control. Accrued liabilities increased $38.0 million from September 30, 1997 due to a restructuring charge (see discussion of the Results of Operations for fiscal year 1998 above) that was partially recorded in accrued liabilities ($6.0 million) and due to increases in the Company's warranty reserves ($17.0 million) due partially to performance issues associated with the introduction of the Company's new FICHT fuel-injection technology. See
"-- General -- Introduction of FICHT Engines; Regulatory Compliance" above.

     Cash provided by operations was $60.3 million for the twelve months ended September 30, 1998 compared with a use of cash of $9.2 million for the twelve months ended September 30, 1997. The favorable increase in the Company's cash flow from operations was due primarily to effective working capital management.

     Expenditures for plant, equipment and tooling were $34.4 million for the twelve months ended September 30, 1998, representing a $1.9 million decrease from the prior year period of $36.3 million, primarily as a result of certain deferrals of capital expenditures. The reduced level of capital spending in fiscal year 1998 is also related to a new, more rigorous process of reviewing the Company's needs. In fiscal year 1997, capital spending was lower than historical levels (approximately $50 million per year) due to anticipation of the Company's sale, which was completed in September 1997. Capital expenditures in fiscal year 1998 included continued expenditures related to the introduction of the FICHT technology to the Company's various engine models, cost reduction programs, product quality improvements, improvements to and upgrades of the Company's hardware and software, and other general capital improvements.

     Loans payable decreased $96 million from September 30, 1997 as the Company paid its remaining obligations under its revolving credit agreement with American Fidelity Group on May 27, 1998 (as discussed below). Current maturities and sinking fund requirements of long-term debt decreased by $61.7 million from September 30, 1997 due primarily to the redemption on November 12, 1997 of approximately 90% of the Company's 7% Convertible Subordinated Debentures due 2002 (as discussed below).

     The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $30.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattle paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On September 30, 1998, the Company did not have any outstanding borrowings under the Credit Agreement, but did have $37.7 million of letter of credit obligations outstanding under the Credit Agreement at September 30, 1998. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (i) consolidated tangible net worth, (ii) interest coverage ratios, and (iii) leverage ratios. On May 21, 1998, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's compliance with consolidated tangible net worth covenant for the period ended June 30, 1998 was waived, notwithstanding the Company's anticipated compliance therewith, (ii) the Company's consolidated tangible net worth requirement for the period ended September 30, 1998 was amended, (iii) the borrowing base was amended to allow for borrowings against eligible intellectual property, thereby increasing borrowing capacity, (iv) the sublimit for the issuance of letters of credit was increased from $25.0 million to $30.0 million, and (v) the lenders consented to certain matters relating to the Company's offering of $160.0 million of 10 3/4% Senior Notes due 2008, including the establishment of an interest reserve account. The Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement, effective as of August 31, 1998, with the lenders under the Credit Agreement, pursuant to which, among other things, the sublimit for the issuance of letters of credit was increased from $30.0 million to $50.0 million. The Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement, effective as of December 21, 1998, with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's compliance with the consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants were waived for the period ended September 30, 1998 and (ii) the Company's consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants for future periods were amended.

     The Company became obligated under a credit agreement, as amended, which provided for loans of up to $150 million (the "Acquisition Debt"). The Acquisition Debt was used to finance a portion of the funds acquired to effect the Greenmarine Acquisition. Amounts outstanding under this credit agreement were secured by 20.4 million shares of common stock of the post-Merger Company and bore interest at 10%. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% Convertible Subordinated Debentures due 2002, which the Company was required to offer to repurchase as a result of the Greenmarine Acquisition (as discussed below). The full amount of the Acquisition Debt was paid on May 27, 1998 from the proceeds of the sale of the Senior Notes (as described below).

     On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes ("Senior Notes") due 2008, with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance of the Senior Notes totaled $155.2 million, of which $150.0 million was used to repay the Acquisition Debt. The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 in cash at prescribed redemption prices set forth in the indenture governing the Senior Notes. In addition, at any time prior to June 1, 2001, the Company may on any one or more occasions redeem up to an aggregate of 35% of the original principal amount of the Senior Notes at a redemption price of 110.750% of the principal amount thereof, plus accrued at unpaid interest, with the net proceeds of one or more equity public offerings, provided that at least 65% of the aggregate principal amount of Senior Notes originally issued remains outstanding immediately after the occurrence of any such redemption. The Senior Notes are guaranteed on a joint and several basis by each of the Company's principal domestic operating subsidiaries. The Indenture governing the Senior Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments; (ii) incur additional indebtedness or issue certain preferred equity interests; (iii) merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

     Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and an interest reserve account for the benefit of the other senior creditors of the Company. An aggregate amount of cash equal to one year's interest due to these lenders was deposited into these interest reserve accounts. At September 30, 1998, the "Restricted Cash" held in these interest reserve accounts totaled $28.6 million. The "Restricted Cash" must remain in such accounts for a minimum of three years.

     At September 30, 1998, $62.6 million principal amount of the Company's
9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. On or prior to April 15 in each of the years 1998 to 2016 inclusive, the Company is required to make a mandatory sinking fund payment in cash in an amount sufficient to redeem 9 1/8% Debentures in the aggregate principal amount of $5,000,000 plus accrued interest thereon. However, 9 1/8% Debentures reacquired or redeemed by the Company may be used at the principal amount thereof to reduce the amount of any one or more mandatory Sinking Fund payments. As of September 30, 1998, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004. The Company at its option may make an optional sinking fund payment in cash in each year from 1998 to 2016 inclusive in an amount sufficient to redeem up to an additional $10,000,000 principal amount of 9 1/8% Debentures.

     At September 30, 1998, an aggregate of approximately $20.8 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") were outstanding. Interest rates on the Medium-Term Notes range from 8.160% to 8.625%. The maturity dates of the Medium-Term Notes include March 15, 1999, March 15, 2000 and March 15, 2001. Interest on each of the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

     At September 30, 1998, $7.1 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") were outstanding. Following the Merger, the Company was required to offer to purchase for cash any and all of the then outstanding Convertible Debentures at a purchase price equal to 100% of the outstanding principal amount of each Convertible Debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase and, as a result thereof, purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the Merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the Merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company and each holder of the remaining outstanding Convertible Debentures has the right to convert such holder's Convertible Debentures into the cash that was payable to holders of common stock in the Merger for each share of common stock into which such Convertible Debentures might have been converted immediately prior to the Merger. Accordingly, as a result of the Merger, the remaining $7.1 million principal amount of Convertible Debentures are convertible at the conversion price of $22.25 per share of common stock into the right to receive $18.00 per share of common stock into which the Convertible Debentures would have been convertible had the Convertible Debentures been converted into Pre-Merger Company Shares prior to the Merger (i.e., $18.00 / $22.25). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00 / $22.25) * $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

     The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $13 million. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007. Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%.

     In fiscal year 1999, the Company will pay approximately $10 million in cash to satisfy obligations that will become due in fiscal year 1999 on the Medium Term Notes. See Note 9 of the Notes to the Consolidated Financial Statements contained elsewhere herein. In addition, the Company will pay approximately $1.2 million in cash to satisfy obligations that will become due at various times in fiscal year 1999 under certain of its Industrial Revenue Bonds.

     As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $31 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30-month period. The Company resells any repurchased products. Losses incurred under this program have not been material. In fiscal 1998, the Company repurchased approximately $4.2 million of products, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

     Based upon the current level of operations and anticipated cost savings, the Company believes that its cash flow from operations, together with borrowings under the Credit Agreement, the interest reserve accounts and its other sources of liquidity, will be adequate to meet its anticipated requirement for working capital and accrued liabilities, capital expenditures, interest payments and scheduled principal payments over the next several years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated costs savings can be fully achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to amortize all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.

YEAR 2000 MATTERS

     During fiscal years 1997 and 1998, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The steps to be taken included reviews of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on this review, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the process of implementing and testing remedies of issues identified during the assessment phase. To date, all applications on the Company's mainframe have been reprogrammed and initial testing will be conducted through the first quarter of calendar 1999. Issues raised relative to personal computers and local and wide area networks are in the process of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment which would be affected by the Year 2000 and those which were identified are in the process of being modified. Most of the Company's telecommunications equipment is currently Year 2000 compliant and in cases where it is not, the equipment has either been replaced or appropriation requests for the replacement have been prepared and are being processed. The Company anticipates completing all implementation and testing of internal remedies by June 30, 1999.

     Also as part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them from critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) to non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involves sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only follows up with additional questionnaires and telephone calls but also scheduled or will schedule on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 2000, the Company will review alternate suppliers who are in a position to assure the Company that they are or will be Year 2000 ready. The timing of the Company's decision to change vendors will depend on what type of goods or service the non-responsive or non-compliant vendor provides and the lead time required for an alternate vendor to begin supplying. The Company has reviewed those critical vendors that have not responded adequately and has been reviewing the timing of replacing, if necessary, any such non-compliant vendor.

     In addition, the Company has reviewed the goods which it manufactures for sale to its dealers, distributors and original equipment manufacturers and has determined that those goods are Year 2000 compliant.

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

     To date, the Company has spent and expensed a total of approximately $3.8 million on personal computer and network, mainframe and telecommunication solutions to issues related with the Year 2000 and estimates that it will spend up to a total of $11 million, approximately half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000.

     The Company believes that its owned or licensed hardware and software will be able to operate into the Year 2000. However, the Company relies on the goods and services of other companies in order to manufacture and deliver its goods to the market. Although the Company is taking every reasonable step to determine that these vendors will be able to continue to provide their goods or services, there can be no assurance that, even upon assurance of their ability to do so, the Company's vendors will be able to provide their goods and services to the Company in a manner that satisfactorily addresses the Year 2000 issues. If, on or near January 1, 2000, the Company discovers that a non-critical vendor, which previously assured the Company that it would be Year 2000 compliant, is in-fact not compliant, an alternate supplier will be used by the Company and there should be no material effect on the Company's business. If, on or near January 1, 2000, the Company discovers that a critical vendor, such as a utility company or a supplier of a part, component, or other goods or service that is not readily available from an alternate supplier, which previously assured to the Company that it would be Year 2000 compliant, is in-fact not compliant, the Company may not be able to produce, on a timely basis, finished goods for sale to its dealers. If this should occur, the Company will either wait for such vendor to become Year 2000 compliant or seek an alternate vendor who can provide the applicable goods or services in a more timely manner. In the event that the vendor is critical and either no alternate vendor is available or is able to operate into the Year 2000, this event could have a negative impact on the Company's business, results of operations, or financial condition.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     In fiscal year 1999, the Company will implement three accounting standards issued by the Financial Accounting Standards Board, SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company believes that these changes will have no effect on its financial position or results of operations (as currently reported) as they require only changes in or additions to current disclosures.

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

INFLATION

     Inflation may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases may adversely affect the sales of the Company's products. Inflation has not had a significant impact on operating results during the past three fiscal years.

FORWARD-LOOKING STATEMENTS

     This annual report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that all such forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in such act. All statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Forward-looking statements include the intent, belief or current expectations of the Company and members of its senior management team. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected and which include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in this annual report on Form 10-K and documents filed by the Company with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risk from changes in interest and foreign exchange rates and commodity prices and enters into financial contracts in the ordinary course of business to hedge these exposures. The Company does not use financial instruments for trading or speculative purposes. Derivative instruments are matched to existing assets, liabilities or transactions with the objective of reducing the impact of adverse movements in interest rates, currency exchange rates or commodity prices. Generally, the amounts of the instruments are less than or equal to the amount of the underlying assets, liabilities or transactions and are held to maturity. Instruments are either traded over authorized exchanges or with counterparties of high credit standing. As a result of these factors, the Company's exposure to market and credit risks from financial derivative instruments is considered to be negligible.

     The Company has used interest rate swaps to adjust the ratio of fixed and floating rates in the Company's debt portfolio. The following table provides information about the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the table presents notional amounts and weighted average interest rates by expected (contractual) maturity date. Notional amounts are used to calculate the contractual payments to be exchanged under the contract. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                                            EXPECTED MATURITY DATE
                              ----------------------------------------------------------------------------------
     SEPTEMBER 30, 1998       9/30/99   9/30/00   9/30/01   9/30/02   9/30/03   THEREAFTER   TOTAL    FAIR VALUE
       (IN MILLIONS)          -------   -------   -------   -------   -------   ----------   ------   ----------
LIABILITIES
Debt:
  Fixed Rate ($US)..........  $ 11.2    $  7.0    $  6.3    $  8.4    $  1.4      $226.3     $260.5     $241.0
     Average Interest
       Rate.................   10.03%    10.10%    10.15%    10.22%    10.29%       9.61%      9.98%
  Variable Rate ($US).......      --        --        --        --        --      $  5.5     $  5.5     $  5.5
     Average Interest
       Rate.................      --        --        --        --        --        4.67%      3.43%
INTEREST RATE DERIVATIVES
Interest Rate Swaps:
  Variable to Fixed ($US)...  $  5.0        --        --        --        --          --     $  5.0     $(0.1)
     Average Pay Rate.......   10.20%       --        --        --        --          --      10.20%
     Average Receive Rate...    5.10%       --        --        --        --          --       5.10%

     The Company uses forward and option contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. The contract maturities are matched with the settlement dates of the related transactions. As of September 30, 1998, there was a net unrealized gain on forward contracts of $0.8 million, calculated as the difference between the contract rate and the rate available to terminate the contracts. Assuming a 10% appreciation in the U.S. dollar at September 30, 1998, potential losses in the net fair value of foreign exchange contracts would have been $4.3 million. As these contracts are used for hedging purposes, the Company feels that these losses would be largely offset by gains on the underlying firm commitments or anticipated transactions.

     The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize various commodity-based components, primarily for aluminum. The Company manages its exposure to changes in prices through the terms of its supply and procurement contracts and the use of exchange-traded and over-the-counter commodity contracts. As of September 30, 1998, there was an unrealized loss on aluminum futures of $0.1 million. Assuming a 10% change in market prices at September 30, 1998, additional potential losses in the net fair value of these contracts would have been $0.2 million.

     The estimated losses mentioned above assume the occurrence of certain adverse market conditions. They do not consider the potential effect of favorable changes in the market factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Outboard Marine Corporation:

     We have audited the accompanying Statements of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Post-Merger Company" or "Company") as of September 30, 1998 and 1997 and the related Statements of Consolidated Earnings, Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment for the year in the period ended September 30, 1998 and the related Statements of Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment from inception (see
Note 1) to September 30, 1997. We have also audited the accompanying Statements of Consolidated Earnings, Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Pre-Merger Company") for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Post-Merger and Pre-Merger Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of September 30, 1998 and 1997 and the results of their operations and their cash flows for the year in the period ended September 30, 1998 and their cash flows from inception to September 30, 1997, and the results of operations and cash flows of the Pre-Merger Company for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

     Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II "Valuation and Qualifying Accounts", as listed in the index of financial statements, is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
December 23, 1998

                          OUTBOARD MARINE CORPORATION

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                               POST-MERGER COMPANY
                                                              ----------------------
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS,
                                                                EXCEPT AMOUNTS PER
                                                                      SHARE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   45.2     $   54.4
  Receivables (less reserve for doubtful receivables of $9.5
    million in 1998 and $6.7 million in 1997)...............     153.5        153.2
  Inventories...............................................     174.4        176.9
  Deferred income tax benefits..............................      25.4         19.0
  Other current assets......................................      19.6         67.5
                                                              --------     --------
    Total current assets....................................     418.1        471.0
Restricted cash.............................................      28.6           --
Product tooling, net........................................      32.4         34.2
Plant and equipment, net....................................     194.5        210.2
Goodwill, net...............................................     116.3        127.3
Trademarks, patents and other intangibles, net..............      81.6         83.9
Pension asset...............................................      45.6         74.4
Other assets................................................     165.0         93.8
                                                              --------     --------
    Total assets............................................  $1,082.1     $1,094.8
                                                              ========     ========
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Loan payable..............................................  $     --     $   96.0
  Accounts payable..........................................     115.1        142.0
  Accrued liabilities.......................................     177.3        139.3
  Accrued income taxes......................................       8.0          6.6
  Current maturities of long-term debt......................      11.2         72.9
                                                              --------     --------
    Total current liabilities...............................     311.6        456.8
Long-term debt..............................................     247.9        103.8
Postretirement benefits other than pensions.................     123.7         96.0
Other non-current liabilities...............................     304.2        161.2
Shareholders' investment:
  Common stock -- 25 million shares authorized at $.01 par
    value with 20.4 million shares issued and outstanding in
    1998 and 1997...........................................       0.2          0.2
  Capital in excess of par value of common stock............     276.9        276.8
  Accumulated earnings......................................    (150.5)          --
  Minimum pension liability adjustment......................     (24.7)          --
  Cumulative translation adjustments........................      (7.2)          --
                                                              --------     --------
    Total shareholders' investment..........................      94.7        277.0
                                                              --------     --------
    Total liabilities and shareholders' investment..........  $1,082.1     $1,094.8
                                                              ========     ========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                      STATEMENTS OF CONSOLIDATED EARNINGS

                                                              POST-MERGER
                                                                COMPANY      PRE-MERGER COMPANY
                                                              -----------    ------------------
                                                                  YEARS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                 1998         1997       1996
                                                              -----------    ------    --------
                                                                    (DOLLARS IN MILLIONS
                                                                  EXCEPT AMOUNTS PER SHARE)
Net sales...................................................   $1,025.7      $979.5    $1,121.5
Cost of goods sold..........................................      791.4       826.5       892.2
                                                               --------      ------    --------
  Gross earnings............................................      234.3       153.0       229.3
Selling, general and administrative expense.................      268.4       215.4       210.3
Restructuring charges.......................................       98.5          --        25.6
Change of control expenses -- compensation..................         --        11.8          --
                                                               --------      ------    --------
  Loss from operations......................................     (132.6)      (74.2)       (6.6)
Non-operating expense (income):
  Interest expense..........................................       30.1        16.2        12.3
  Change in control expenses................................         --        15.1          --
  Other (income) expense, net...............................      (15.6)      (29.2)       (8.5)
                                                               --------      ------    --------
                                                                   14.5         2.1         3.8
                                                               --------      ------    --------
  Loss before provision for income taxes....................     (147.1)      (76.3)      (10.4)
Provision (credit) for income taxes.........................        3.4         2.8        (3.1)
                                                               --------      ------    --------
  Net loss..................................................   $ (150.5)     $(79.1)   $   (7.3)
                                                               ========      ======    ========
Net loss per share of common stock
  Basic.....................................................   $  (7.38)     $(3.91)   $  (0.36)
                                                               ========      ======    ========
  Diluted...................................................   $  (7.38)     $(3.91)   $  (0.36)
                                                               ========      ======    ========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                         PRE-MERGER
                                                                           COMPANY
                                                                             AND
                                                          POST-MERGER    POST-MERGER    PRE-MERGER
                                                            COMPANY        COMPANY       COMPANY
                                                          -----------    -----------    ----------
                                                                 YEARS ENDED SEPTEMBER 30,
                                                          ----------------------------------------
                                                             1998           1997           1996
                                                          -----------    -----------    ----------
                                                                   (DOLLARS IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................................    $(150.5)       $(79.1)        $ (7.3)
Adjustments to reconcile net loss to net cash provided
  by operations:
  Depreciation and amortization.........................       50.1          57.0           54.7
  Restructuring charges.................................       98.5            --           21.6
  Changes in current accounts excluding the effects of
     acquisitions and noncash transactions:
     Decrease (increase) in receivables.................       (0.9)          9.6           32.4
     Decrease (increase) in inventories.................        1.9          26.5           27.3
     Decrease (increase) in other current assets........       45.4          (0.4)          (3.6)
     Increase (decrease) in accounts payable, accrued
       liabilities and income taxes.....................      (46.7)         (5.3)         (15.1)
     Increase (decrease) in deferred items..............       66.7         (15.8)         (20.6)
     Other, net.........................................       (4.2)         (1.7)           1.7
                                                            -------        ------         ------
       Net cash provided by (used for) operating
          activities....................................       60.3          (9.2)          91.1
CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant and equipment, and tooling.......      (34.4)        (36.3)         (52.7)
Proceeds from sale of plant and equipment...............        9.6          13.0            2.7
Other, net..............................................        0.8          (2.8)          (0.5)
                                                            -------        ------         ------
       Net cash used for investing activities...........      (24.0)        (26.1)         (50.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of short-term debt.............................      (96.0)           --             --
Payments of long-term debt, including current
  maturities............................................      (75.0)           --           (0.2)
Proceeds from issuance of long-term debt................      155.4            --             --
Cash dividends paid.....................................         --          (6.0)          (6.1)
Other, net..............................................      (29.5)          2.3            3.4
                                                            -------        ------         ------
       Net cash used for financing activities...........      (45.1)         (3.7)          (2.9)
Exchange rate effect on cash............................       (0.4)         (2.1)          (0.5)
                                                            -------        ------         ------
Net (decrease) increase in cash and cash equivalents....       (9.2)        (41.1)          37.2
Cash and cash equivalents at beginning of year..........       54.4          95.5           58.3
                                                            -------        ------         ------
Cash and cash equivalents at end of year................    $  45.2        $ 54.4         $ 95.5
                                                            =======        ======         ======
Restricted cash.........................................    $  28.6*       $   --         $   --
                                                            =======        ======         ======
Post-Merger Company cash and cash equivalents prior to
  merger -- September 30, 1997..........................                   $ 54.4
CASH FLOWS FROM FINANCING ACTIVITIES (POST-MERGER
  COMPANY):
Proceeds from short-term borrowings.....................                     96.0
Issuance of Post-Merger Company common stock............                    277.0
Purchase of Pre-Merger Company common stock.............                   (373.0)
                                                                           ------
Post-Merger Company cash and cash equivalents --
  September 30, 1997....................................                   $ 54.4
                                                                           ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid.........................................    $  23.5        $ 21.0         $ 15.4
  Income taxes paid.....................................    $   0.0        $  3.4         $  3.5
                                                            =======        ======         ======

---------------
* The Company had $45.2 million in available cash and additional $28.6 million in Restricted Cash at September 30, 1998.
        The accompanying notes are an integral part of these statements

                          OUTBOARD MARINE CORPORATION

         STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' INVESTMENT

                                   ISSUED         CAPITAL IN                   MINIMUM
                                COMMON STOCK      EXCESS OF                    PENSION     CUMULATIVE
                               ---------------   PAR VALUE OF   ACCUMULATED   LIABILITY    TRANSLATION   TREASURY
                               SHARES   AMOUNT   COMMON STOCK    EARNINGS     ADJUSTMENT   ADJUSTMENTS    STOCK
                               ------   ------   ------------   -----------   ----------   -----------   --------
                                                                 (IN MILLIONS)
Balance -- September 30,
  1995.......................   20.2*   $ 3.0      $ 112.2        $ 149.7       $   --       $ (5.5)      $(3.6)
Net earnings loss............     --       --           --           (7.3)          --           --          --
Dividends declared -- 40
  cents per share............     --       --           --           (8.0)          --           --          --
Minimum pension liability
  adjustment.................     --       --           --             --         (3.1)          --          --
Shares issued under stock
  plans......................     --       --          1.9             --           --           --         1.3
Translation adjustments......     --       --           --             --           --         (3.0)         --
                               -----    -----      -------        -------       ------       ------       -----
Balance -- September 30,
  1996.......................   20.2*   $ 3.0      $ 114.1        $ 134.4       $ (3.1)      $ (8.5)      $(2.3)
Net loss.....................     --       --           --          (79.1)          --           --          --
Dividends declared -- 20
  cents per share............     --       --           --           (4.0)          --           --          --
Minimum pension liability
  adjustment.................     --       --           --             --         (0.4)          --          --
Shares issued under stock
  plans......................    0.3      0.1          3.8             --           --           --          --
Translation adjustments......     --       --           --             --           --         (7.3)         --
                               -----    -----      -------        -------       ------       ------       -----
Balance --
  September 30, 1997 --
  Pre-Merger Company.........   20.5*   $ 3.1      $ 117.9        $  51.3       $ (3.5)      $(15.8)      $(2.3)
Balance --
  September 30, 1997 --
  Post-Merger Company prior
     to merger...............   20.5*     3.1        117.9           51.3         (3.5)       (15.8)       (2.3)
Cancellation of Pre-Merger
  Company shares upon
  merger.....................  (20.5)    (3.1)      (117.9)         (51.3)         3.5         15.8         2.3
Issuance of Post-Merger
  Company shares upon
  merger.....................   20.4      0.2        276.8             --           --           --          --
                               -----    -----      -------        -------       ------       ------       -----
Balance --
  September 30, 1997 --
  Post-Merger Company........   20.4    $ 0.2      $ 276.8        $    --       $   --       $   --       $  --
Net loss.....................     --    $  --      $    --        $(150.5)      $   --       $   --       $  --
Minimum pension liability
  adjustment.................     --       --           --             --        (24.7)          --          --
Shares issued under stock
  plans......................     --       --          0.1             --           --           --
Translation adjustments......     --       --           --             --           --         (7.2)         --
                               -----    -----      -------        -------       ------       ------       -----
Balance --
  September 30, 1998 --
  Post-Merger Company........   20.4    $ 0.2      $ 276.9        $(150.5)      $(24.7)      $ (7.2)      $  --
                               =====    =====      =======        =======       ======       ======       =====

---------------
* Net of shares of treasury stock.

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

     The acquisition and the merger were accounted for using the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. At September 30, 1997, the preliminary allocation of purchase price to assets acquired and liabilities assumed included $8.1 million of reserves for: 1) severance costs associated with closing the Old Hickory, TN facility, 2) guaranteed payments for terminating a supply agreement, and 3) severance costs for certain corporate employees. At September 30, 1998, the allocation of purchase price to assets acquired and liabilities assumed in the Greenmarine Acquisition was finalized. The adjustments from the preliminary purchase price allocation at September 30, 1997 included $5.3 million to reverse a portion of a valuation allowance (and related goodwill) established for the disposition of the Company's joint venture (see Note 3). In addition, the Company reduced its purchase accounting reserves and corresponding goodwill by $1.4 million for revisions of certain estimates. The adjusted September 30, 1998 excess purchase price over fair value of the net assets acquired was approximately $120 million (prior to goodwill amortization) and has been classified as goodwill in the Statement of Consolidated Financial Position. The goodwill related to the acquisition will be amortized using the straight-line method over a period of 40 years.

     The acquisition and the merger have been accounted for as if the acquisition and merger had taken place simultaneously on September 30, 1997. In the opinion of management, accounting for the acquisition and the merger as of September 30, 1997, as opposed to accounting for the acquisition and the merger on September 12, 1997, did not materially impact the Statement of Consolidated Earnings. Unaudited pro forma combined results of operations of the Company and Greenmarine on the basis that the acquisition had taken place at the beginning of fiscal year 1997 and 1996 are presented in Note 19.

2.  NATURE OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS. The Company, and its subsidiaries, is a multinational company which operates in the marine recreation business. The Company manufactures and markets marine engines, boats and marine parts and accessories.

     CHANGE IN FISCAL YEAR. Effective October 1, 1998, the Company's fiscal year-end will change from September 30 to December 31. The Company will file with the Securities and Exchange Commission a transition report on Form 10-Q for the transition period of October 1, 1998 through December 31, 1998.

     BASIS OF PRESENTATION. The consolidated financial statements for the Post-Merger Company were prepared using a new basis of purchase accounting. The Pre-Merger Company's historical basis of accounting was used prior to September 30, 1997.

                          OUTBOARD MARINE CORPORATION

     PRINCIPLES OF CONSOLIDATION. The accounts of all significant subsidiaries were included in the Consolidated Financial Statements. Intercompany activity and account balances have been eliminated in consolidation. At September 30, 1998, all subsidiaries were wholly owned except those referred to in Note 3 to the Consolidated Financial Statements.

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

     CASH AND CASH EQUIVALENTS. For purposes of the Statements of Consolidated Financial Position and Consolidated Cash Flows, marketable securities with an original maturity of three months or less are considered cash equivalents.

     The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $26.4 million and $18.3 million which had not yet been paid by the banks at September 30, 1998 and 1997, respectively, were reflected in trade accounts payable in the Statements of Consolidated Financial Position.

     RESTRICTED CASH.  On May 27, 1998, the Company issued $160.0 million of
10 3/4% Senior Notes ("Senior Notes") due 2008. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account ("Restricted Cash") for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At September 30, 1998, the Restricted Cash was $28.6 million and must be maintained until the later of June 27, 2001, such time as the Company's fixed coverage ratio is greater than 2.5 to 1.0 (as determined under the depositary agreement)or such time as the Senior Notes are paid in full.

     INVENTORIES. The Company's domestic inventory is carried at the lower of cost or market using principally the last-in, first-out (LIFO) cost method. All other inventory (23% in 1998 and 22% in 1997) is carried at the lower of first-in, first-out (FIFO) cost or market. In fiscal year 1998, the Company changed its accounting for the absorption of certain manufacturing overhead costs to better reflect the costs to manufacture such inventory. The effect of this change was to decrease cost of goods sold and increase its earnings from operations by approximately $3.6 million.

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

     Amortization of tooling and depreciation of plant and equipment on the Post-Merger Company was $43.1 million for 1998 and on the Pre-Merger Company was $52.7 million and $52.1 million for 1997 and 1996, respectively.

     When plant and equipment is retired or sold, its cost and related accumulated depreciation are written-off and the resulting gain or loss is included in other (income) expenses net in the Statements of Consolidated Earnings.

                          OUTBOARD MARINE CORPORATION

     Maintenance and repair costs are charged directly to earnings as incurred and Post-Merger company expenses were $27.0 million for 1998 and Pre-Merger Company expenses were $26.5 million and $29.4 million for 1997 and 1996, respectively. Major rebuilding costs which substantially extend the useful life of an asset are capitalized and depreciated accordingly.

     INTANGIBLES. The Statements of Consolidated Financial Position at September 30, 1998 and 1997 included goodwill, net of amortization expense, of $116.3 million and $127.3 million and trademarks, patents and other intangibles of $81.6 million and $83.9 million, respectively. Intangibles are amortized over 15 to 40 years. The carrying value of the intangible assets is periodically reviewed by the Company based on the expected future operating earnings of the related units.

     Amortization of intangibles on the Post-Merger Company was $6.2 million for 1998 and on the Pre-Merger Company was $1.6 million and $1.8 million for 1997 and 1996, respectively. Accumulated amortization was $6.2 million and $0.0 for 1998 and 1997, respectively.

     REVENUE RECOGNITION. The Company recognizes sales and related expenses including estimated warranty costs upon shipment of products to unaffiliated customers.

     ADVERTISING COSTS. Advertising costs are charged to expense as incurred and were $27.6 million on the Post-Merger Company for 1998, $33.7 million and $31.8 million on the Pre-Merger Company for 1997 and 1996, respectively.

     WARRANTY. The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at time of sale based upon actual claims history. Actual warranty costs incurred are charged against the accrual when paid. In the year ended September 30, 1998, warranty accruals were increased by approximately $17.0 million partially as a result of costs associated with its new FICHT engines. In the year ended September 30, 1997, warranty accruals were increased by $9.7 million due to a change in accounting estimate.

     RESEARCH AND DEVELOPMENT COSTS. Expenditures relating to the development of new products and processes, including certain improvements and refinements to existing products, are expensed as incurred. Such Post-Merger Company expenditures were $36.8 million for 1998, and Pre-Merger Company expenditures were $38.2 million and $41.8 million for 1997 and 1996, respectively.

     TRANSLATION OF NON-U.S. SUBSIDIARY FINANCIAL STATEMENTS. The financial statements of non-U.S. subsidiaries are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end exchange rates; sales and expenses at average exchange rates; shareholders' investment at historical exchange rates. Gains and losses from translating non-U.S. subsidiaries' financial statements are recorded directly in shareholders' investment. The Statements of Consolidated Earnings for the Post-Merger Company in 1998 and Pre-Merger Company in 1997 include foreign exchange losses (gains) of $(0.7) million and $1.0 million, respectively, which resulted primarily from commercial transactions and forward exchange contracts.

     IMPAIRMENT OF LONG-LIVED ASSETS. Effective October 1, 1996, the Pre-Merger Company adopted the Financial Accounting Standards Board's Statement of Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company evaluates the long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge of $2.0 million for the Pre-Merger Company was

                          OUTBOARD MARINE CORPORATION
recognized in the year ended September 30, 1997. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. If factors indicate that intangible assets should be evaluated for possible impairment, the Company would use an estimate of the relative business unit's expected undiscounted operating cash flow over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable.

     EARNINGS PER SHARE OF COMMON STOCK. The Financial Accounting Standards Board's Statement No. 128 (SFAS 128), "Earnings per Share" was issued in February, 1997. The new standard simplifies the computation of earnings per share (EPS) and provides improved comparability with international standards. SFAS 128 replaces primary EPS with "Basic" EPS, which excludes stock option dilution and is computed by dividing net earnings or (loss) by the weighted-average number of common shares outstanding for the period. "Diluted" EPS (which replaces fully-diluted EPS) is computed similarly to fully-diluted EPS by reflecting the potential dilution that occurs if securities or other contracts to issue common stock were exercised or converted to common stock or resulted in the issuance of common stock that then shared in the earnings.

     Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 20.4 million,
20.2 million and 20.1 million for the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The computation of diluted earnings (loss) per share of common stock assumed conversion of the 7% convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For the diluted earnings (loss) per share computations for the 1998, 1997 and 1996 fiscal years, shares were computed to be 20.4 million, 23.6 million and 23.6 million, respectively. For the 1998, 1997 and 1996 fiscal years, the computation of diluted earnings (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted earnings (loss) per share are identical.

     On September 30, 1997, all of the Pre-Merger Company outstanding common stock was cancelled and 20.4 million shares of new common stock were issued. See
Note 9 concerning the redemption of the 7% convertible subordinated debentures due 2002.

     NEW ACCOUNTING STANDARDS. In fiscal year 1999, the Company will implement three accounting standards issued by the Financial Accounting Standards Board, SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The Company believes that these changes will have no effect on its financial position or results of operations (as currently reported) as they require only changes in or additions to current disclosures.

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

                          OUTBOARD MARINE CORPORATION

3.  JOINT VENTURE AND INVESTMENTS

     In July 1995, the Pre-Merger Company and FICHT GmbH of Kirchseeon, Germany announced the formation of a strategic alliance for the development and worldwide manufacturing and marketing of high pressure fuel injection systems and other technologies. Under the terms of the strategic alliance, the Pre-Merger Company acquired a 51% interest in FICHT GmbH. The Ficht family retained a 49% interest and continues to operate the business. FICHT GmbH and Co. KG (FICHT) is the name of that business. The Company has an exclusive license for the marine industry for the FICHT fuel injection system. In addition, the Company has an exclusive worldwide license agreement for all non-automotive applications. Royalty income, if any, resulting from other licensing of the technology will be distributed through FICHT.

     In July 1993, the Pre-Merger Company and AB Volvo Penta and Volvo Penta of the Americas, Inc. formed a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems. The joint venture was 60% owned by Volvo Penta of the Americas, Inc. (Volvo Penta) and 40% owned by the Company. The jointly produced marine power systems were marketed by Volvo Penta to independent boat builders worldwide and are used in boats manufactured by subsidiaries of the Company. The units carry the Volvo Penta and SX Cobra brand names. The equity method of accounting is used for the joint venture. At September 30, 1998 and 1997, the Company's investment, including current net accounts receivable, was $24.0 and $13.9 million, respectively. The joint venture is a manufacturing and after-market joint venture. The Company recognizes gross profit relating to certain parts sales and incurs expenses for product development that are part of the joint venture. The Post-Merger Company's share of the joint venture's earnings (including income derived from the Company's stern-drive joint venture net of joint venture expenses) was $4.8 million for 1998, and the Pre-Merger Company's was $7.2 million and $4.4 million in fiscal years 1997 and 1996, respectively, which were included in other (income) expense, net in the Statements of Consolidated Earnings. On December 8, 1998, the Company terminated its joint venture with AB Volvo Penta and Volvo Penta of the Americas, Inc. and entered into a Product Sourcing Contract which will control the future purchase and sale obligations of various specified goods between certain of the parties.

4.  RESTRUCTURING CHARGES

     During the fourth quarter of fiscal year 1998, the Company finalized a restructuring plan for the closure/ consolidation of its Milwaukee and Waukegan engine facilities. The Company announced the closure of the Milwaukee and Waukegan facilities on September 24, 1998. The Company recorded a $98.5 million restructuring charge to recognize severance and benefits for approximately 950 employees to be terminated ($14.0 million), curtailment losses associated with the acceleration of pension and postretirement benefits for employees at the two facilities ($72.1 million), and facility shut down costs associated with closing the facility and disposing of certain assets ($12.4 million). The Company's plan includes outsourcing the substantial portion of its sub-assembly production currently performed in its Milwaukee and Waukegan facilities, to third-party vendors. The Company anticipates substantial completion of such plan by the end of year 2000. No costs have been charged to this reserve as of September 30, 1998.

     During fiscal year 1996, the Pre-Merger Company recorded $25.6 million in restructuring charges. Included was $20.1 million for closings of distribution operations and write-down of manufacturing facilities outside the United States. The Company recognized $1.4 million, $12.5 million and $7.1 million in costs against this reserve in 1998, 1997 and 1996, respectively. The North American and European sales and marketing operations were realigned to more effectively meet market needs.

                          OUTBOARD MARINE CORPORATION

5.  INVENTORIES

     The components of inventory were as follows:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Finished product............................................   $ 55.8       $ 62.1
Raw material, work in process and service parts.............    118.6        114.8
                                                               ------       ------
  Inventory at current cost which is less than market.......    174.4        176.9
Excess of current cost over LIFO cost.......................       --           --
                                                               ------       ------
  Net inventory.............................................   $174.4       $176.9
                                                               ======       ======

6.  PLANT AND EQUIPMENT

     Plant and equipment components were as follows:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Land and improvements.......................................   $ 11.9       $ 13.2
Buildings...................................................     62.6         65.0
Machinery and equipment.....................................    129.0        126.1
Construction in progress....................................      8.5          5.9
                                                               ------       ------
                                                                212.0        210.2
Accumulated depreciation....................................     17.5           --
                                                               ------       ------
  Plant and equipment, net..................................   $194.5       $210.2
                                                               ======       ======

7.  ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Accrued liabilities were as follows:
Compensation, pension programs and current postretirement
  medical...................................................   $ 25.7       $ 24.2
Warranty....................................................     36.3         24.6
Marketing programs..........................................     36.2         32.8
Restructuring reserves......................................     10.6          6.0
Other.......................................................     68.5         51.7
                                                               ------       ------
     Accrued liabilities....................................   $177.3       $139.3
                                                               ======       ======

                          OUTBOARD MARINE CORPORATION

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Other non-current liabilities were as follows:
Pension programs............................................   $ 80.7       $ 17.3
Environmental remediation...................................     18.1         18.4
Warranty....................................................     20.4         15.2
Deferred income taxes (primarily valuation allowance).......    124.0         80.5
Restructuring reserves......................................     20.4           --
Other.......................................................     30.6         29.8
                                                               ------       ------
  Accrued non-current liabilities...........................   $304.2       $161.2
                                                               ======       ======

     As described in Note 4, the Company recorded a $98.5 million restructuring reserve in the fourth quarter of fiscal year 1998. The Company has classified $6.0 million as accrued liabilities which represents the Company's anticipated expenditures in fiscal year 1999 for severance costs associated with the closing of its Milwaukee and Waukegan facilities. In addition, the Company has recorded $20.4 million as other non-current liabilities for severance and closing costs associated with the closing of the Milwaukee and Waukegan facilities that will be incurred in the year 2000. Finally, in connection with the closure of the Milwaukee and Waukegan facilities, the Company recorded a $42.2 million curtailment loss related to the Company's pension plan and a $29.9 million curtailment loss related to the Company's postretirement liabilities (the pension curtailment loss has been categorized under the heading "Pension programs" above and the postretirement curtailment loss has been included as "Postretirement benefits other than pensions" in the Statement of Consolidated Financial Position). The Company anticipates that the funding of the pension benefits for the employees at the Milwaukee and Waukegan facilities will be from the Pension Plan's Asset Portfolio, to which the Company has contributed.

8.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE SALES AGREEMENTS

     A summary of short-term borrowing activity was as follows:

                                                              1998     1997     1996
                                                              -----    -----    -----
                                                               (DOLLARS IN MILLIONS)
Outstanding at September 30
  Credit agreement..........................................  $  --    $96.0    $  --
  Bank borrowing............................................  $  --    $  --    $  --
Average bank borrowing for the year
  Borrowing.................................................  $35.7    $ 2.9    $ 5.7
  Interest rate.............................................    8.0%     7.1%     6.6%
  Maximum month end borrowing...............................  $70.7    $29.0    $15.0
                                                              =====    =====    =====

     The Company became obligated under a credit agreement, as amended, with American Fidelity Group ("AFG") which provided for loans of up to $150 million (the "Acquisition Debt"). The Acquisition Debt was used to finance a portion of the funds received to effect Greenmarine's acquisition of the Company. Amounts outstanding under this credit agreement were secured by 20.4 shares of common stock of the Post-Merger Company and bear interest at 10%. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002 (see Note 9 to the Consolidated Financial Statements). The full amount of the Acquisition Debt was paid on May 27, 1998, from the proceeds of newly issued long-term debt (see
Note 9).

                          OUTBOARD MARINE CORPORATION

     In addition to the credit agreement, the Company's non-U.S. subsidiaries had additional uncommitted lines of credit of approximately $ 0.9 million on September 30, 1998 and September 30, 1997.

     The Company entered into a Financing and Security Agreement effective November 12, 1997, which provided for loans of up to $50 million. Effective January 6, 1998, the Company entered into a $150 million Amended and Restated Loan and Security Agreement (the "Credit Agreement") which expires December 31, 2000 which replaced the November 12, 1997 agreement. The Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement, effective as of August 31, 1998 with the lenders under the Credit Agreement, pursuant to which, among other things, the sublimit for the issuance of letters of credit was increased from $30.0 million to $50.0 million. As of September 30, 1998, the Company was in violation of certain of the maintenance covenants contained in its credit agreement with NationsBank, N.A. The Company informed the lenders under the credit agreement of the circumstances resulting in the violation, and the Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement, effective as of December 21, 1998 with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's non-compliance with the consolidated tangible net worth, consolidated interest and consolidated leverage covenants for the period ended September 30, 1998 was waived and (ii) the Company's consolidated tangible net worth, consolidated leverage ratio and consolidated interest coverage ratio requirements have been amended. Separately, any loans outstanding under the Credit Agreement are secured by the Company's inventory, receivables and intellectual property and are guaranteed by certain of the Company's operating subsidiaries.

     In connection with the change of control, the Company terminated a previous revolving credit agreement which had provided for loans up to $150 million.

     The Pre-Merger Company had a $55 million receivable sales agreement whereby it agreed to sell an ownership interest in a designated pool of domestic trade accounts receivable ("Receivables"). These receivable sales agreements were terminated as of April 30, 1997. During the course of fiscal year 1997, monthly sales of receivables averaged $7.4 million with maximum sales of $29.0 million in February 1997. The Pre-Merger Company retained substantially the same credit risk as if the Receivables had not been sold. The costs associated with the receivable sales agreements were included in non-operating expense -- other, net in the Statements of Consolidated Earnings for the years ended September 30, 1997 and 1996.

9.  LONG-TERM DEBT

     Long-term debt on September 30, 1998 and 1997, net of sinking fund requirements included in current liabilities, consisted of the following:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
10 3/4% senior notes due 2008...............................   $155.4       $   --
7% convertible subordinated debentures due 2002.............      7.1         74.8
9 1/8% sinking fund debentures due through 2017.............     62.6         62.6
Medium-term notes due 1998 through 2001 with rates ranging
  from 8.16% to 8.625%......................................     21.1         26.2
Industrial revenue bonds and other debt due 2002 through
  2007 with rates ranging from 6.0% to 12.037%..............     12.9         13.1
                                                               ------       ------
                                                               $259.1       $176.7
Less current maturities.....................................    (11.2)       (72.9)
                                                               ------       ------
                                                               $247.9       $103.8
                                                               ======       ======

                          OUTBOARD MARINE CORPORATION

     On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes ("Senior Notes") due 2008, with interest payable semiannually on June 1 and December 1, of each year. The net proceeds from the issuance totaled $155.4 million, of which, $150.0 million was used to prepay the Acquisition Debt. Unamortized debt discount costs of $4.6 million remained at September 30, 1998. The Senior Notes are guaranteed by certain of the Company's U.S. operating subsidiaries. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At September 30, 1998, the interest reserve Restricted Cash was $28.6 million and must be maintained for a minimum of three years but at least until such time as the Company's fixed coverage ratio is greater than 2.5 to 1.0 (as determined under the depository agreement)or the Senior Notes are paid in full. The Indenture governing the Senior Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments;
(ii) incur additional indebtedness or issue certain preferred equity interests;
(iii) merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets;
(iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

     Due to the change of control and the merger with Greenmarine, the Company was required to offer to purchase its 7% convertible subordinated debentures due 2002. Debentures tendered and repurchased on November 12, 1997 totaled $67.7 million leaving $7.1 million outstanding and a continuing obligation of the Company. As a result of the merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures has the right to convert such holder's Convertible Debentures into the cash that was payable to holders of common stock in the merger for each share of common stock into which such Convertible Debentures might have been converted immediately prior to the Merger. At September 30, 1997, $67.7 million was reflected as current maturities of debt.

     On September 30, 1998, the Company held $34.8 million of its 9 1/8% sinking fund debentures, which will be used to meet sinking fund requirements of $5.0 million per year in the years 1999 through 2004. Amounts are recorded as a reduction of outstanding debt.

     At September 30, 1998, an aggregate of $21.1 principal amount of Medium-Term Notes Series A (the "Medium-Term Notes") were outstanding. Rates on the Medium-Term Notes range from 8.160% to 8.125%. Interest on each of the outstanding Medium-Term Notes is payable semiannually each March 30 and September 30 and at maturity.

     The agreements covering the Company's revolving credit agreement (see Note
8) and one industrial revenue bond have restrictive financial covenants.

     Maturities and sinking fund requirements of long-term debt for each of the next five fiscal years is as follows:

                                             (DOLLARS IN MILLIONS)
                                             ---------------------
1999.....................................            $11.2
2000.....................................            $ 7.0
2001.....................................            $ 6.3
2002.....................................            $ 8.4
2003.....................................            $ 1.4

                          OUTBOARD MARINE CORPORATION

10.  FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable, and current maturities of long-term debt approximate fair values due to the short term nature of these instruments. The fair value of the long-term debt was $237.1 million and $103.8 million at September 30, 1998 and 1997, respectively, versus carrying amounts of $247.9 and $103.8 million at September 30, 1998 and 1997, respectively. The fair value of long-term debt was based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.

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

     The Pre-Merger Company had entered into several interest rate swap agreements as a means of managing its proportion of fixed to variable interest rate exposure. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates and is recognized in net earnings as an adjustment to interest expense. Also at September 30, 1998 and 1997, the Company had an outstanding floating to fixed interest rate swap agreement having a total notional principal amount of $5 million expiring February 15, 1999. The fair value of the interest rate swap agreement at September 30, 1998 and 1997 was an estimated termination liability of $0.1 and $0.3 million, respectively. This potential expense at each fiscal year end had not yet been reflected in net earnings as it represents the hedging of long-term activities to be amortized in future reporting periods. The fair value was the estimated amount the Company would have paid to terminate the swap agreements.

     The Company enters into foreign exchange forward contracts and options to hedge particular anticipated transactions expected to be denominated in such currencies. The recognition of gains or losses on these instruments is accrued as foreign exchange rates change and is recognized in net earnings unless the gains or losses are related to qualifying hedges on firm foreign currency commitments which are deferred. At September 30, 1997, the Company had $32.1 million Belgian franc put options with a market value of $4.3 million and a $10 million French franc put option with a market value of $1.0 million, both of which settled October 2, 1997. This income had been reflected in net earnings as cost of goods sold at September 30, 1997, as it represented a hedge of fiscal 1997 activities.

     At September 30, 1998, the Company had entered into foreign currency forward exchange contracts to receive 11.0 million Australian dollars and 29.0 million Canadian dollars for $25.7 million with a fair market value of $25.5 million. The $0.2 million loss was recognized in 1998. The Company also entered into foreign currency forward exchange contracts to receive $0.6 million (also fair market value) for 0.9 million Canadian dollars. Finally, at September 30, 1998, the Company had Canadian dollar put options for $1.3 million (also fair market value).

     The Company also entered into foreign currency forward exchange contracts to receive 3,165.5 million Japanese yen for $22.9 million with a fair market value of $23.7 million at September 30, 1998. The gains on these Japanese yen contracts has been deferred at September 30, 1998 because they relate to qualifying hedges on firm foreign currency commitments which are deferred off-balance sheet and included as a component of the related hedged transaction, when incurred.

     The foreign currency contracts and options outstanding at September 30, 1998 all mature in one year or less. The fair values were obtained from major financial institutions based upon the market values as of September 30, 1998 and 1997.

                          OUTBOARD MARINE CORPORATION

     The Company purchases commodity futures to hedge anticipated purchases of aluminum. Gains and losses on open hedging transactions are deferred until the futures are closed. Upon closing, gains and losses are included in inventories as a cost of the commodities and reflected in net earnings when the product is sold. At September 30, 1998, the Company had futures covering approximately 11% of annual forecasted aluminum purchases. The fair market value of these options resulted in a $0.1 million deferred loss at September 30, 1998 and a $0.3 million deferred gain at September 30, 1997. The fair market value was obtained from a major financial institution based upon the market value of those futures at September 30, 1998.

11.  PREFERRED STOCK AND SHAREHOLDER RIGHTS PLAN

     Due to the change of control and the merger with Greenmarine, all rights existing under the shareholder rights plan adopted by the Pre-Merger Company on April 24, 1996 expired on September 30, 1997.

     In addition, as a result of the merger, all of the Pre-Merger Company's preferred stock, including those reserved for issuance under the shareholder rights plan, were cancelled.

12.  COMMON STOCK

     On September 30, 1997, all of the outstanding common stock of the Pre-Merger Company was cancelled and 20.4 million shares of common stock of the Post-Merger Company were issued.

     In 1992, the Pre-Merger Company issued $74.75 million, principal amount, of 7% subordinated convertible debentures. The debentures were convertible into 3,359,550 shares of the Pre-Merger Company's common stock (which were reserved) at a conversion price of $22.25 per share. Due to the change of control and the merger with Greenmarine, each holder of debentures had the right, at such holder's option, to require the Company to repurchase all or a portion of such holder's debentures at the purchase price by November 12, 1997. As a result of the offer to purchase, all but $7.1 million of the principal amount was tendered to, and purchased by, the Company. As a result of the merger, the remaining $7.1 million of convertible debentures are no longer convertible into common stock (see Note 9).

     Due to the merger with Greenmarine, all stock options, stock appreciation rights and restricted stock granted under the OMC Executive Equity Incentive Plan and the OMC 1994 Long-Term Incentive Plan were fully vested and payable in accordance with the terms of the Plans or as provided in the terms of the grants, as amended. In the case of stock options, participants in the plans were entitled to receive in cash the difference, if any, between the purchase price of $18.00 per share (or limited stock appreciation rights at $19.50 per share as computed for officers) and the stock option purchase price. With regard to restricted stock granted under either of the plans, participants were entitled to receive the cash value of the grants based on $18.00 per share or as may have otherwise been agreed to between the participant and the Pre-Merger Company. All amounts with respect to the above plans have been expensed and included in the category "change of control expenses -- compensation" in the September 30, 1997 Statement of Consolidated Earnings.

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

     On March 10, 1998, the Post-Merger Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of employees of the Company. All employees are eligible to participate in PROP. PROP replaced all long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and (ii) grants of stock options, shares of restricted stock, phantom shares of stock or

                          OUTBOARD MARINE CORPORATION
stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares of currently authorized common stock of the Company. Grants under PROP are discretionary.

     Stock option grants under PROP through September 30, 1998 were 991,745. The grants are exercisable at $18 per share and expire ten years after date of grant, except for 61,105 incentive stock options granted to an executive which expire 11 years after the date of grant. The Company accounts for PROP under APB Opinion No. 25, and has not recorded any compensation expense for grants through September 30, 1998 as the exercise price of the stock option approximates management's estimate of fair market value of the Company's stock on the date of grant. If the accounting provisions of SFAS 123 had been adopted, the effect on net earnings for 1998 would have been a reduction of pretax earnings of $0.7 million on a proforma basis and a reduction of basic and diluted earnings per share of $0.03 per share.

     A summary of option data for all plans was as follows:

                                                                                OPTION
                                                             NUMBER OF         EXERCISE
                                                           OPTION SHARES    PRICE PER SHARE
                                                           -------------    ---------------
Options outstanding and unexercised at September 30,
  1997* -- Pre-Merger Company............................          --
Options granted -- Post-Merger Company...................     991,745       $18.00
                                                              -------
Options outstanding and unexercised at September 30,
  1998...................................................     991,745       $18.00
                                                              =======
Exercisable at September 30, 1998........................     212,745       $18.00
                                                              =======

---------------
* Due to the merger with Greenmarine, all options outstanding prior to September 30, 1997 were paid out in cash and cancelled at September 30, 1997.

     The weighted average fair value per option granted during 1998, estimated on the date of grant using the Black-Scholes option-pricing model was $3.75. The fair value of 1998 options granted is estimated on the date of grant using the following assumptions: risk-free interest rate 4.7%, and an expected life of five years. The Company has used the 'minimum value' method of valuing stock options based upon SFAS 123.

13.  RETIREMENT BENEFIT AND INCENTIVE COMPENSATION PROGRAMS

     The Company and its subsidiaries have retirement benefit plans covering a majority of its employees. Worldwide pension calculations resulted in expense (income) of $(5.0) million for 1998 and on the Pre-Merger Company were $2.4 million and $(0.3) million in 1997 and 1996, respectively. In addition, the Company recorded a $42.2 million curtailment loss (as part of its 1998 restructuring -- see Note 4) associated with the acceleration of pension benefits for employees at the Milwaukee and Waukegan facilities.

                          OUTBOARD MARINE CORPORATION

     The following schedule of pension expense (income) presents amounts relating to the Company's material pension plans, United States and Canada (the 1997 and 1996 fiscal years refer to the Pre-Merger Company):

                                                           YEARS ENDED SEPTEMBER 30,
                                                           --------------------------
                                                            1998      1997      1996
                                                           ------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Benefits earned during the period........................  $  6.6    $  6.6    $  6.2
Interest cost on projected benefit obligation............    28.8      28.5      25.4
Return on pension assets.................................   (41.3)    (88.5)    (46.5)
Net amortization and deferral............................    (0.1)     54.3      15.7
                                                           ------    ------    ------
     Net periodic pension expense (income)...............  $ (6.0)   $  0.9    $  0.8
                                                           ======    ======    ======

     Actuarial assumptions used for the Company's principal defined benefit plans:

                                                                 SEPTEMBER 30,
                                                              --------------------
                                                              1998    1997    1996
                                                              ----    ----    ----
Discount rates..............................................    7%    7 1/2%    8%
Rate of increase in compensation levels (salaried employee
  plans)....................................................    5%      5%      5%
Expected long-term rate of return on assets.................  9 1/2%  9 1/2%  9 1/2%

     The funded status and pension liability were as follows:

                                                                                     PLANS WHOSE
                                                               PLANS WHOSE           ACCUMULATED
                                                              ASSETS EXCEED           BENEFITS
                                                           ACCUMULATED BENEFITS     EXCEED ASSETS
                                                           --------------------    ---------------
                                                                        SEPTEMBER 30,
                                                           ---------------------------------------
                                                             1998        1997       1998     1997
                                                           --------    --------    ------    -----
                                                                    (DOLLARS IN MILLIONS)
Actuarial present value of benefit obligation
  Vested.................................................   $206.1      $331.0     $209.9    $15.2
  Nonvested..............................................     18.3        27.7       16.1      1.0
                                                            ------      ------     ------    -----
     Accumulated benefit obligation......................    224.4       358.7      226.0     16.2
Excess of projected benefit obligation over accumulated
  benefit obligation.....................................     24.9        22.1        1.0      1.2
                                                            ------      ------     ------    -----
     Projected benefit obligation........................    249.3       380.8      227.0     17.4
Plan assets at fair market value.........................    258.8       455.2      181.4       --
                                                            ------      ------     ------    -----
Plan assets (in excess of) less than projected benefit
  obligation.............................................     (9.5)      (74.4)      45.6     17.4
Unrecognized net loss....................................    (36.1)         --      (24.6)      --
Adjustment required to recognize minimum liability.......       --          --       24.7       --
                                                            ------      ------     ------    -----
     Pension liability (asset) recognized................   $(45.6)     $(74.4)    $ 45.7    $17.4
                                                            ======      ======     ======    =====

     At September 30, 1997 in accordance with purchase accounting, plan assets in excess of or less than the projected benefit obligation have been recorded. The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. In 1998, because the accumulated benefit obligation exceeded the plan assets and because, due to the application of purchase accounting, the Company did not have any unrecognized prior service cost at the beginning of the fiscal year, the balance of $24.7 million is reported as a separate reduction of shareholders' investment at September 30, 1998.

                          OUTBOARD MARINE CORPORATION

     The Company's major defined benefit plans had provided that upon a change of control of the Company and upon certain other actions by the acquirer, all participants of these plans would become vested in any excess of plan assets over total accumulated benefit obligations. Pursuant to the terms of the plan, this provision was deleted to avoid being triggered by the change of control which took place at the Acquisition Date.

     The Company provides certain health care and life insurance benefits for eligible retired employees, primarily employees of the Milwaukee, Wisconsin; Waukegan, Illinois; and former Galesburg, Illinois plants as well as Marine Power Products and the Corporate office. Employees at these locations become eligible if they have fulfilled specific age and service requirements. These benefits are subject to deductible, co-payment provisions and other limitations, which are amended periodically. The Company reserves the right to make additional changes or terminate these benefits in the future. In addition, as part of the Company's restructuring charge (See Note 4), the Company recorded a curtailment loss of $29.9 million associated with the acceleration of postretirement benefits for employees at the Milwaukee and Waukegan facilities.

     On January 1, 1994, and to be effective in 1998, the Pre-Merger Company introduced a cap for the employer-paid portion of medical costs for non-union active employees. The cap is tied to the Consumer Price Index.

     The net cost of providing postretirement health care and life insurance benefits included the following components (1997 and 1996 were Pre-Merger Company):

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                (DOLLARS IN MILLIONS)
Service cost-benefits attributed to service during the
  period....................................................  $ 0.7     $ 1.1     $ 1.0
Interest cost on accumulated postretirement benefit
  obligation................................................    6.6       7.3       6.4
Amortization of prior service cost and actuarial gain.......   (0.2)     (1.8)     (1.9)
                                                              -----     -----     -----
     Net periodic postretirement benefit cost...............  $ 7.1     $ 6.6     $ 5.5
                                                              =====     =====     =====

     The amounts recognized in the Statements of Consolidated Financial Position included:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Accumulated postretirement benefit obligation
Retirees....................................................   $ 59.9       $ 65.3
Fully eligible active plan participants.....................     56.2         13.3
  Other active plan participants............................     15.3         24.2
  Unrecognized net gain.....................................      0.4           --
                                                               ------       ------
     Net obligation.........................................   $131.8       $102.8
  Less: (current portion of postretirement obligation)......      8.1          6.8
                                                               ------       ------
Net long-term postretirement obligation.....................   $123.7       $ 96.0
                                                               ======       ======

     The accumulated postretirement benefit obligation was determined using a 7% and 7 1/2% weighted average discount rate at September 30, 1998 and 1997, respectively. The health care cost trend rate was assumed to be 7% in fiscal year 1998, and remaining constant thereafter. In fiscal year 1997, the health care cost trend rate was assumed to be 8%, declining to 7% in one year and remaining constant thereafter. A one percentage point increase of this annual trend rate would increase the accumulated postretirement benefit

                          OUTBOARD MARINE CORPORATION
obligation at September 30, 1998 by approximately $11.2 million and the net periodic cost by $0.8 million for the year.

     Under the OMC Executive Bonus Plan, the Pre-Merger Company's compensation committee of the board of directors, which administered the plan and whose members were not participants in the plan, had authority to determine the extent to which the Pre-Merger Company meets, for any fiscal year, the performance targets for that fiscal year which were set by the committee no later than the third month of the fiscal year. In fiscal 1997, no incentive compensation was paid or provided under this plan. In fiscal year 1996, $5.1 million was charged to earnings under this plan.

     The 1994 OMC Long-Term Incentive Plan and its predecessor plan authorized the awarding of performance units or performance shares, each with a value equal to the value of a share of common stock at the time of award. Performance shares for the three year cycle ended September 30, 1997 were earned and paid based upon the judgment of the compensation committee of the Pre-Merger Company's board of directors whose members were not participants in the plan, as to the achievement of various goals over multi-year award cycles. In 1997 and 1996, respectively, $(0.2) million and $(0.4) million were credited to earnings for the estimated cost of performance units earned under the plan.

14.  OTHER EXPENSE (INCOME), NET

     Other non-operating expense (income) in the Statements of Consolidated Earnings consisted of the following items (1997 and 1996 were Pre-Merger Company):

                                                            YEARS ENDED SEPTEMBER 30,
                                                            -------------------------
                                                             1998      1997     1996
                                                            ------    ------    -----
                                                              (DOLLARS IN MILLIONS)
Expense (Income)
  Interest earned.........................................  $ (4.3)   $ (4.5)   $(4.1)
  Insurance recovery and lawsuit settlement...............      --     (10.7)      --
  Foreign exchange losses (gains).........................    (0.7)      1.0       --
  (Gain) loss on disposition of plant and equipment.......    (2.9)     (5.8)     0.9
  Joint venture earnings..................................    (4.8)     (7.2)    (4.4)
  Discount charges --
     Accounts receivable sales............................      --       0.6      1.7
  Miscellaneous, net......................................    (2.9)     (2.6)    (2.6)
                                                            ------    ------    -----
                                                            $(15.6)   $(29.2)   $(8.5)
                                                            ======    ======    =====

                          OUTBOARD MARINE CORPORATION

15.  INCOME TAXES

     The provision for income taxes consisted of the following components (1997 and 1996 were Pre-Merger Company):

                                                            YEARS ENDED SEPTEMBER 30,
                                                            -------------------------
                                                             1998      1997     1996
                                                            ------    ------    -----
                                                              (DOLLARS IN MILLIONS)
Provision for current income taxes
  Federal.................................................  $ (9.0)   $(36.7)   $(5.6)
  State...................................................    (7.1)     (2.3)      --
  Non-U.S.................................................     3.1       2.8      2.5
                                                            ------    ------    -----
     Total current........................................   (13.0)    (36.2)    (3.1)
Changes to valuation allowance............................    16.4      39.0       --
                                                            ------    ------    -----
          Total provision.................................  $  3.4    $  2.8    $(3.1)
                                                            ======    ======    =====

The significant short-term and long-term deferred tax assets and liabilities were as follows:

                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                1998         1997
                                                              ---------    ---------
                                                              (DOLLARS IN MILLIONS)
Deferred tax assets
  Litigation and claims.....................................   $  17.6      $  18.4
  Product warranty..........................................      21.0         14.6
  Marketing programs........................................      15.1         13.7
  Postretirement medical benefits...........................      67.7         41.2
  Restructuring.............................................      16.8          7.3
  Loss carryforwards........................................      67.5         55.0
  Other.....................................................      57.5         58.6
  Valuation allowance.......................................     (98.2)       (81.8)
                                                               -------      -------
     Total deferred tax assets..............................   $ 165.0      $ 127.0
                                                               -------      -------
Deferred tax liabilities
  Depreciation and amortization.............................   $ (13.5)       (13.9)
  Employee benefits.........................................     (15.0)       (12.8)
  Purchase accounting asset revaluations....................     (57.7)       (44.5)
  Other.....................................................     (34.3)       (15.7)
                                                               -------      -------
     Total deferred tax liabilities.........................    (120.5)       (86.9)
                                                               -------      -------
          Net deferred tax assets...........................   $  44.5      $  40.1
                                                               =======      =======

     The Company believes the recorded net deferred tax assets of $44.5 million will be realized. A valuation allowance of $98.2 million has been recorded at September 30, 1998, to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $23.2 million relates to deferred tax assets established for foreign and state loss carryforwards.

     As of September 30, 1998, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for income tax purposes of $37.0 million. Of this amount, $5.0 million will expire by 2003 with the remaining balance being unlimited. In addition, the Company has $125.8 million of Federal net operating

                          OUTBOARD MARINE CORPORATION
loss carryforwards expiring between 2009 and 2013 and $156.6 million of state net operating loss carryforwards expiring between 1999 and 2013. These carryforwards are entirely offset by the valuation allowance. No benefit has been recognized in the Consolidated Financial Statements.

     Several factors would generally enable the Company to recognize the deferred tax assets that have been offset by the valuation allowance. Historical profitability, forecasted earnings, and management's determination "it is more likely than not" the deferred tax assets will be realized against forecasted earnings, all affect whether the remaining U.S. deferred tax assets may be recognized, through a reversal of the valuation allowance. Because the deferred tax asset realization factors were adversely affected by the 1998 and 1997 fiscal year results, it is unlikely the reversal of the valuation allowance will occur in 1999.

     The following summarizes the major differences between the actual provision for income taxes on earnings (losses) and the provision (credit) based on the statutory United States Federal income tax rate (1997 and 1996 were Pre-Merger Company):

                                                              YEARS ENDED SEPTEMBER 30,
                                                              --------------------------
                                                               1998      1997      1996
                                                              ------    ------    ------
                                                                (% TO PRETAX EARNINGS)
At statutory rate...........................................  (35.0)%   (35.0)%   (35.0)%
State income taxes, net of Federal tax deduction............   (3.6)     (3.0)     (0.2)
Tax effect of non-U.S. subsidiary earnings (loss) taxed at
  other than the U.S. rate..................................     --       0.1      11.4
Tax benefit not provided on domestic and foreign operating
  losses....................................................   33.0      41.8      20.6
Tax effect of goodwill amortization and write-offs..........    1.4       0.4       3.3
Reversal of valuation allowance.............................    1.9        --        --
Federal tax effect prior year's state income taxes paid.....     --      (0.2)     13.6
Tax effects of audit settlements............................     --        --     (50.5)
Tax effect of Foreign Investment in U.S. property...........    6.4        --        --
Other.......................................................    0.1      (0.5)      7.0
                                                              -----     -----     -----
     Actual provision.......................................   N.M.%     N.M.%     N.M.%
                                                              =====     =====     =====

     Domestic and non-U.S. earnings before provision (credit) for income taxes consisted of the following (1997 and 1996 were Pre-Merger Company):

                                                           YEARS ENDED SEPTEMBER 30,
                                                          ---------------------------
                                                           1998       1997      1996
                                                          -------    ------    ------
                                                             (DOLLARS IN MILLIONS)
Earnings (loss) before provision for income taxes
  United States.........................................  $(144.8)   $(68.7)   $ (8.1)
  Non-U.S...............................................     (2.3)     (7.6)     (2.3)
                                                          -------    ------    ------
          Total.........................................  $(147.1)   $(76.3)   $(10.4)
                                                          =======    ======    ======

     The above non-U.S. loss of $2.3 million is a net amount that includes both earnings and losses. Due to the integrated nature of the Company's operations, any attempt to interpret the above pretax earnings (loss) as resulting from stand-alone operations could be misleading.

     No U.S. deferred taxes have been provided on $64.6 million of undistributed non-U.S. subsidiary earnings. The Company has no plans to repatriate these earnings and, as such, they are considered to be permanently invested. While no detailed calculations have been made of the potential U.S. income tax liability should such repatriation occur, the Company believes that it would not be material in relation to the Company's Consolidated Financial Position or Consolidated Earnings.

                          OUTBOARD MARINE CORPORATION

16.  GEOGRAPHIC BUSINESS DATA

     The Company, which operates in a single business segment, manufactures and distributes marine engines, boats, parts and accessories. The Company markets its products primarily through dealers in the United States, Europe and Canada, and through distributors in the rest of the world.

     Information by geographic area was as follows (1997 and 1996 were Pre-Merger Company):

                                                          YEARS ENDED SEPTEMBER 30,
                                                       --------------------------------
                                                         1998        1997        1996
                                                       --------    --------    --------
                                                            (DOLLARS IN MILLIONS)
Net sales
  United States......................................  $  769.7    $  721.0    $  813.3
  Europe.............................................      91.9        90.9       114.8
  Other..............................................     164.1       167.6       193.4
                                                       --------    --------    --------
     Total...........................................  $1,025.7    $  979.5    $1,121.5
                                                       ========    ========    ========
Sales between geographic areas from
  United States......................................  $  168.1    $  152.2    $  144.4
  Europe.............................................       1.1         2.1         7.4
  Other..............................................      53.7        47.0        45.6
                                                       --------    --------    --------
     Total...........................................  $  222.9    $  201.3    $  197.4
                                                       ========    ========    ========
Total revenue
  United States......................................  $  937.8    $  873.2    $  957.7
  Europe.............................................      93.0        93.0       122.2
  Other..............................................     217.8       214.6       239.0
  Eliminations.......................................    (222.9)     (201.3)     (197.4)
                                                       --------    --------    --------
     Total...........................................  $1,025.7    $  979.5    $1,121.5
                                                       ========    ========    ========
Earnings (loss) from operations
  United States......................................  $ (133.9)   $  (48.1)   $    5.1
  Europe.............................................      (4.0)       (9.1)       (8.2)
  Other..............................................      14.4        (7.4)        6.0
  Corporate expenses.................................      (9.1)       (9.6)       (9.5)
                                                       --------    --------    --------
     Total...........................................  $ (132.6)   $  (74.2)   $   (6.6)
                                                       ========    ========    ========
Total assets at September 30
  United States......................................  $  879.8    $  885.4    $  593.6
  Europe.............................................      54.9        53.2        76.8
  Other..............................................     116.2       124.5       134.8
  Corporate assets...................................      31.2        31.7        68.5
                                                       --------    --------    --------
     Total...........................................  $1,082.1    $1,094.8    $  873.7
                                                       ========    ========    ========

     Corporate assets consist of cash, securities and property. Due to the integrated nature of the Company's operations, any attempt to interpret the above geographic area data as resulting from unique or stand-alone types of operations could be misleading.

                          OUTBOARD MARINE CORPORATION

17.  QUARTERLY INFORMATION -- (UNAUDITED)

     A summary of pertinent quarterly data for the 1998 and 1997 fiscal years was as follows:

                                                             QUARTER ENDED
                                       ---------------------------------------------------------
                                       DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,
                                       ------------    ----------    ---------    --------------
                                            (DOLLARS IN MILLIONS, EXCEPT AMOUNTS PER SHARE)
Fiscal 1998
  Net sales..........................     $209.5         $262.2       $282.4         $ 271.6
  Gross earnings.....................       35.8           58.0         69.5            71.0
  Net loss...........................      (17.1)          (8.4)        (3.8)         (121.2)
  Net loss per share:
  Basic..............................     $(0.84)        $(0.41)      $(0.19)        $ (5.94)
                                          ------         ------       ------         -------
  Diluted............................     $(0.84)        $(0.41)      $(0.19)        $ (5.94)
                                          ------         ------       ------         -------

                                                          QUARTER ENDED,
                                    -----------------------------------------------------------
                                    DECEMBER 31,     MARCH 31,      JUNE 30,      SEPTEMBER 30,
                                    ------------    -----------    -----------    -------------
                                          (DOLLARS IN MILLIONS, EXCEPT AMOUNTS PER SHARE)
Fiscal 1997 -- Pre-Merger Company
  Net sales.......................     $197.1         $237.0         $275.8          $269.6
  Gross earnings..................       22.7           36.5           54.8            39.0
  Net earnings (loss).............      (14.3)          (7.3)          (5.1)          (52.4)
                                       ------         ------         ------          ------
Net earnings (loss) per share:
  Basic...........................     $(0.71)        $(0.36)        $(0.25)         $(2.58)
                                       ------         ------         ------          ------
  Diluted.........................     $(0.71)        $(0.36)        $(0.25)         $(2.58)
                                       ------         ------         ------          ------

     In the fourth fiscal quarter of fiscal year 1997 and fiscal year 1998, the Company recorded approximately $27 million for change of control expenses and $98.5 million for restructuring charges (see Note 4), respectively.

     Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year.

     Due to the seasonal nature of the Company's business, it is not appropriate to compare the results of operations of different fiscal quarters.

     Shares of common stock of the Pre-Merger Company were cancelled September 30, 1997 and shares of common stock of the Post-Merger Company were issued and are not publicly traded.

18.  COMMITMENTS AND CONTINGENT LIABILITIES

     As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to $31 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30-month period. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases.

     Minimum commitments under operating leases having initial or remaining terms greater than one year are $6.4 million, $5.3 million, $4.0 million, $3.2 million, $2.8 million and $4.5 million for the years ending September 30, 1999 through 2003 and after 2003, respectively.

                          OUTBOARD MARINE CORPORATION

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

     As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At September 30, 1998 the Company has accrued approximately $24 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

     Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual accurately reflects the Company's liability based upon the information available at the time.

     In July 1998, the Company was provided information on the results of a study which was performed on the Company's owned property located in Waukegan, Illinois, commonly known as the Coke plant. This information was provided to the Company by the two prior owners of the property -- General Motors

                          OUTBOARD MARINE CORPORATION

Corporation and North Shore Gas Company. Although the Company was aware of the contamination and that the study was being conducted, it was not until July 1998 that the Company became aware of the scope and extent of the contamination and the associated remedial alternatives. Although the Company believes that it was not a generator of hazardous substances at the site, as a land owners it is, by statute, a PRP. Based on its experience with Superfund Sites, the Company calculated a range of potential allocations and recorded an amount related to the most probable outcome in its September 1998 financial statements.

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There also can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes of this matter and recorded a liability in its September 1998 financial statements. The sale of FICHT engines accounted for approximately 8% of the Company's revenues in fiscal 1998.

19.  PRO FORMA CONSOLIDATED CONDENSED FINANCIAL STATEMENTS -- (UNAUDITED)

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

                          OUTBOARD MARINE CORPORATION

                                                                   FOR THE YEARS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                1997               1996
                                                              ---------         -----------
                                                                       (UNAUDITED)
                                                              (DOLLARS IN MILLIONS, EXCEPT
                                                                     PER SHARE DATA)
Net sales...................................................   $979.5            $1,121.5
Cost of goods sold..........................................    825.1               890.8
                                                               ------            --------
Gross earnings..............................................    154.4               230.7
Selling, general and administrative expense.................    219.8               214.5
Restructuring charges.......................................       --                25.6
                                                               ------            --------
Earnings (loss) from operations.............................    (65.4)               (9.4)
Interest expense............................................     28.4                24.3
Other (income) expense, net.................................    (29.2)               (8.5)
                                                               ------            --------
Loss before provision for income taxes......................    (64.6)              (25.2)
Provision (credit) for income taxes.........................      2.8                (3.1)
                                                               ------            --------
Net loss....................................................   $(67.4)           $  (22.1)
                                                               ======            ========
Net loss per share of common stock (primary and fully
  diluted)..................................................   $(3.30)           $  (1.08)
                                                               ======            ========
Shares outstanding..........................................     20.4                20.4
                                                               ======            ========

                          OUTBOARD MARINE CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                      BALANCE AT     CHARGED      DEDUCTIONS-   BALANCE AT
                                                      BEGINNING    TO COSTS AND      COSTS         END
                    DESCRIPTION                       OF PERIOD      EXPENSES      INCURRED     OF PERIOD
                    -----------                       ----------   ------------   -----------   ----------
                                                                         (IN MILLIONS)
Restructuring reserves
  1998..............................................    $ 6.0         $26.4         $ (1.4)       $31.0
                                                        =====         =====         ======        =====
  1997..............................................    $18.5         $  --         $ 12.5        $ 6.0
                                                        =====         =====         ======        =====
  1996..............................................    $11.4         $25.6         $(18.5)       $18.5
                                                        =====         =====         ======        =====

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure is required pursuant to this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding each director and executive officer of the Company as of September 30, 1998:

NAME                                       AGE                         POSITION
----                                       ---                         --------
Alfred D. Kingsley.....................    56     Chairman of the Board
Gary K. Duberstein.....................    44     Vice Chairman of the Board and Assistant Secretary
Richard Katz...........................    56     Vice Chairman of the Board
Ron Hiram..............................    45     Director
Frank V. Sica..........................    47     Director
David D. Jones, Jr.....................    55     President and Chief Executive Officer; Director
Andrew P. Hines........................    59     Executive Vice President and Chief Financial
                                                  Officer
Kimberly K. Bors.......................    38     Vice President -- Human Resources
Robert B. Gowens, Jr...................    50     Vice President of OMC and President, North
                                                  American Engine Operations
Paul R. Rabe...........................    50     Vice President, MPPG North American Sales &
                                                  Marketing
Robert S. Romano.......................    43     Vice President, General Counsel and Secretary
Leslie M. Savickas.....................    52     Vice President and Treasurer
Joseph P. Tomczak......................    43     Vice President and Controller

DIRECTORS

     ALFRED D. KINGSLEY has been Chairman of the Board of Directors since September 12, 1997. Since 1993, Mr. Kingsley has been Senior Managing Director of Greenway Partners, L.P., an investment partnership. Prior to that, Mr. Kingsley held various positions at Icahn & Co., Inc., including senior adviser until 1992. Mr. Kingsley is also a director of ACF Industries, Incorporated, and a director of the general partner of American Real Estate Partners, L.P. Mr. Kingsley is Chairman of the Compensation and Benefits Committee and a member of the Audit Committee.

     GARY K. DUBERSTEIN has been Vice Chairman of the Board of Directors and Assistant Secretary since September 12, 1997. Since 1993, Mr. Duberstein has been a Managing Director of Greenway Partners, L.P., an investment partnership. Prior to that, Mr. Duberstein served as general counsel to Icahn & Co., Inc., and as vice president of certain companies operated by Carl Icahn from 1985 to 1993. Mr. Duberstein is a member of the Compensation and Benefits Committee and Chairman of the Audit Committee.

     RICHARD KATZ has been Vice Chairman of the Board of Directors since September 12, 1997. From 1977 to 1993, Mr. Katz was a director of NM Rothschild & Sons Limited, London, England. Since 1986, he has served as a Supervisory Director for a number of entities affiliated with Soros Fund Management LLC. Mr. Katz is also a director of Apex Silver Mines Limited. Mr. Katz is a member of the Compensation and Benefits Committee.

     RON HIRAM has been a director since September 30, 1997. Mr. Hiram has been associated with Soros Fund Management LLC, an investment management company, since 1995 and has been a Managing Director thereof since 1997. From 1992 to 1995, Mr. Hiram was a Managing Director of Lehman Brothers Incorporated. Mr. Hiram is a member of the Compensation and Benefits Committee and Audit Committee.

     FRANK V. SICA has been a director since July 22, 1998. Mr. Sica has been a Managing Director of Soros Fund Management LLC and head of its private equity operations since May 1, 1998. Prior to joining Soros Fund Management LLC, Mr. Sica held various positions during his 18-year tenure at Morgan Stanley Dean Witter & Co. Mr. Sica is also a director of Emmis Broadcasting Corporation, CSG Systems International, Inc. and Kohl's Corporation.

     DAVID D. JONES, JR. has been President and Chief Executive Officer and a director since September 25, 1997. From 1990 to 1997, Mr. Jones held numerous positions with the Mercury Marine Division of Brunswick Corporation and most recently as President of the Mercury Marine Division. Mr. Jones is also a director of National Exchange Bank, Fond du Lac, WI, and the ASHA Corporation, Santa Barbara, CA.

     ANDREW P. HINES has been the Executive Vice President and Chief Financial Officer since October 6, 1997. Mr. Hines has been a director since October 7, 1997. Prior to joining the Company, Mr. Hines held the position of Senior Vice President and Chief Financial Officer for Woolworth Corporation since 1994. During 1993, Mr. Hines was a consultant to Pentland PLC, England. From 1989 to 1992, Mr. Hines held the position of Executive Vice President and Chief Financial Officer with Adidas USA. Prior to that, Mr. Hines held various senior financial positions with RJR Nabisco, Inc. from 1976 to 1989.

     KIMBERLY K. BORS has been Vice President -- Human Resources since October 1, 1997. Prior to her election to such position, Ms. Bors held the position of Director, Compensation and Organizational Development with the Company since 1995. Prior to joining the Company, Ms. Bors held the position of Director of Compensation and Human Resources Services with Browning-Ferris Industries, Inc. since 1990.

     ROBERT B. GOWENS, JR. has been Vice President -- President of North American Operations since October 1, 1998. Prior to his appointment to such position, Mr. Gowens held the position of Vice President and General Manager of the Quicksilver Unit of the Mercury Marine Division of Brunswick Corporation since and, prior thereto, Vice President of Sales of Mercury Marine's Mercruiser unit. From 1984 to 1992, Mr. Gowens served as President and Chief Executive Officer of Cigarette Racing Team, Inc., which specialized in high performance boat manufacturing. Prior thereto, Mr. Gowens served as a Vice President of A.T. Kearney, Inc. since 1980.

     PAUL R. RABE served as Vice President -- MPPG North American Sales & Marketing from December 17, 1997 through September 30, 1998. Prior to his election to such position, Mr. Rabe held the position of Division Vice President, MPPG since joining the Company in 1996. Prior to joining the Company, Mr. Rabe held the position of Vice President and General Manager of Cummins Marine Division of Cummins Engine Company since 1992. As of October 1, 1998, Mr. Rabe was no longer employed by the Company.

     ROBERT S. ROMANO has been Vice President -- General Counsel and Secretary since October 9, 1997. Prior to his election to such position, Mr. Romano was appointed Assistant Secretary and Assistant General Counsel in 1996 and 1994, respectively. Mr. Romano has held various positions within the Company's legal department since joining the Company in 1980.

     LESLIE M. SAVICKAS has been Vice President -- Treasurer since March 16, 1998. Prior to that, Ms. Savickas was a treasury consultant to the Company from December 3, 1997. From 1995 to 1997, Ms. Savickas held the position of Vice President, Finance for The LINC Group, Inc. Ms. Savickas held the position of CEO of The Comparative Advantage, Inc. from 1994 to 1995 and, prior to that, the position of treasurer of XL/Datacomp, Inc. from 1988 to 1993.

     JOSEPH P. TOMCZAK was named Vice President -- Controller on May 1, 1998 and formally joined the Company on June 1, 1998. Mr. Tomczak previously served as Vice President and Corporate Controller for Alliant Foodservice, Inc. from July 1990 to May 1998.

     To the knowledge of the Company, there are no family relationships between any director or executive officer and any other director or executive officer.

ADDITIONAL KEY PERSONNEL

     Since the Greenmarine Acquisition, numerous key positions have been filled or replaced with members of the new management team. The following sets forth certain information with respect to certain key personnel of the Company who are not executive officers:

NAME                                     AGE                          POSITION
----                                     ---                          --------
John A. Anderson.......................  47     President and General Manager, Four Winns
John T. Aylsworth......................  55     Vice President, Marketing Support and Advertising
Robert L. Beagle.......................  56     General Manager, Freshwater Fishing Operations
Leslie E. Crawford.....................  50     President and General Manager, OMC Aluminum Boat
                                                Group, Inc.
Charles D. Eckert......................  53     President and General Manager, OMC Europe
Paul A. Luck...........................  44     Division Vice President, Finance, Boats
William J. Miller......................  51     Vice President, Manufacturing
Susan M. Opeka.........................  41     Division Vice President, Finance
John A. Roush..........................  33     Vice President, General Manager FICHT Fuel Injection
Peter J. VanLancker....................  46     Division Vice President, Product Design and
                                                Engineering, Boat Group
Russell J. VanRens.....................  50     Vice President, Quality
Chris R. Wainscott.....................  43     President and General Manager, Saltwater Fishing
                                                Boats Division
Robert J. Werner.......................  40     Vice President, Supply Management and Logistics
Jack J. White, Jr......................  61     President, Freshwater Division
Donald P. Wood.........................  53     Division Vice President, North American Sales
Robert F. Young........................  48     Division Vice President, Product Development and
                                                Research

     JOHN A. ANDERSON is President and General Manager of the Company's Four Winns boat division. Mr. Anderson joined the Company in November 1997, and prior thereto served as President of Shamrock, a division of KCS International which manufactures inboard sport fishing boats from 1996 to 1997. Mr. Anderson has also previously served as Director of Sales for Sea Doo, a division of Bombardier Motor Corporation of America (from 1992 to 1996), and as Senior Vice President, Marketing at Sea Ray Boats, Inc., a wholly-owned subsidiary of Brunswick Corporation (from 1965 to 1992).

     JOHN T. AYLSWORTH is Vice President of Marketing Support and Advertising for the Company's engine and boat brands. Mr. Aylsworth joined the Company in December 1997, and prior thereto spent five years with Tuzee and Associates developing programs to support marketing efforts for some of the industry's most prominent companies.

     ROBERT L. BEAGLE is General Manager of the Company's Freshwater Fishing Operations. Mr. Beagle joined the Company in February 1998, and prior thereto served as General Manager of Marine Group LLC, a manufacturer and distributor of Procraft and Astro bass boats (from 1996 to 1998). From 1992 to 1996, Mr. Beagle was Vice President of Manufacturing of the Marine Group Division of the Brunswick Corporation.

     LESLIE E. CRAWFORD is President and General Manager -- OMC Aluminum Boat Group, Inc. Mr. Crawford joined the Company in March 1998, and prior thereto served as President of Wellcraft Marine (from 1995 to 1998), a division of Genmar Holdings, Inc., where he had earlier served as Vice President for the fishing boat group (from 1994 to 1995). Prior to that, Mr. Crawford was Executive Vice President of Tracker Marine, L.P. (from 1985 to 1994).

     CHARLES D. ECKERT is President and General Manager -- OMC Europe. Prior to assuming this position in March 1998, Mr. Eckert held various positions of increasing responsibility during his thirty years with the Company, including, most recently, Controller of the International Group.

     PAUL A. LUCK is Division Vice President, Finance -- Boats. Prior to joining the Company on August 18, 1998, Mr. Luck held the position of Vice President, Finance at SPX Corporation since 1997. Between 1996 and 1997, Mr. Luck was the International Finance Manager at Federal Mogul. Prior to that, Mr. Luck was Vice President -- Finance and Chief Financial Officer of FTD, Inc. from 1995 to 1996, and Vice President -- Financial Planning and Analysis at Dun & Bradstreet Corporation from 1993 to 1995.

     WILLIAM J. MILLER is Vice President, Manufacturing. Prior to joining the Company in March 1998, Mr. Miller served as Vice President, Operations at the Toro Company (from 1997 to 1998), where he was responsible for 12 U.S. manufacturing facilities. Prior to that Mr. Miller held positions of increasing responsibility at Frigidaire Company from 1992 to 1997, most recently as Vice President, Refrigeration.

     SUSAN M. OPEKA is Division Vice President, Finance. Prior to joining the Company in January 1998, Ms. Opeka spent twelve years at Tenneco Automotive, a Division of Tenneco, Inc., most recently as Executive Director Strategic Planning.

     JOHN A. ROUSH is Vice President, General Manager -- FICHT Fuel Injection. Prior to joining the Company in July 1998, Mr. Roush was a Vice President of Allied Signal, Inc. since 1996. Prior to that, Mr. Roush was an Engagement Manager at McKinsey & Company, Inc. from 1992 to 1996.

     PETER J. VANLANCKER is Division Vice President, Product Design and Engineering -- Boat Group. Mr. VanLancker joined the Company in July 1996. Prior thereto, Mr. VanLancker served as Vice President, Design and Advanced Technology of Boston Whaler Company from 1969 to 1996.

     RUSSELL J. VAN RENS is Vice President -- Quality. Prior to assuming this position in February 1998, Mr. Van Rens served as OMC's Vice President, Engine Manufacturing. He has been with the Company since 1971, serving in increasingly responsible positions.

     CHRIS R. WAINSCOTT is President and General Manager of the Company's Saltwater Fishing boat division. Prior to assuming this position in February 1998, Mr. Wainscott served as Vice President of Sales and Marketing for the Company's fishing boat products, including the Stratos, Javelin and Hydra-Sports freshwater and saltwater brands (from 1996 to 1998). Prior to that, Mr. Wainscott was Regional Sales Manager, Hydra-Sports from 1991 to 1996. Mr. Wainscott has over 11 years of experience with the Company's products.

     ROBERT J. WERNER is Vice President -- Supply Management and Logistics. Prior to joining the Company in April 1998, Mr. Werner served as Manager, Sourcing, Global Services Operation for General Electric Corporation from 1997 to 1998. For eight years prior to that, Mr. Werner held various sourcing positions of increasing responsibility with General Electric Corporation. He has over 18 years of hands-on international experience, with a focus on identification, development, and expansion of worldwide sources of supply.

     JACK J. WHITE, JR. is President of the Company's Freshwater boat division. Prior to joining the Company in April 1998, Mr. White owned the Marine Group, LLC, a manufacturer and distributor of Procraft and Astro bass boats from 1996 to 1998. Prior to that, Mr. White was general manager of and a consultant to the Fishing Boat Division of the Brunswick Corporation from 1988 to 1995.

     DONALD P. WOOD is Division Vice President, North American Sales. Mr. Wood returned to the Company in November 1997 from Tracker Marine, L.P., a manufacturer of aluminum boats, where he was Vice President of Sales from 1989 to 1994. Between leaving Tracker Marine and rejoining the Company, Mr. Wood helped establish Horizon Marine Company and worked for the Company in various positions of increasing responsibility.

     ROBERT F. YOUNG is Division Vice President, Product Development Engineering and Research. Prior to assuming this position in January 1997, Mr. Young held numerous positions of increasing responsibility during his 27-year tenure with OMC within its Engineering and Product Development departments, including most recently, Vice President, Engineering.

CONTROL BY GREENMARINE HOLDINGS

     Greenmarine Holdings holds 99.9% of the outstanding common stock of the Company. Accordingly, Greenmarine Holdings can elect all of the Board of Directors of the Company and controls all corporate transactions or other matters required to be submitted to stockholders for approval, including any merger, consolidation, or sale of all or substantially all of the Company's assets. See "Item 12 -- Security Ownership of Certain Beneficial Owners and Management" (including Footnote 1 thereto).

     The members of Greenmarine Holdings are Greenlake Holdings LLC ("Greenlake"), Quasar Strategic Partners LDC ("QSP") and Quantum Industrial Partners LDC ("QIP"). Greenlake, QSP and QIP have approximately a 30.5%, 34.75% and 34.75% interest in Greenmarine Holdings, respectively. Pursuant to the Operating Agreement of Greenmarine Holdings, Greenlake has the right to appoint two designees to Greenmarine Holdings' Management Committee and the holders of a majority of Greenmarine Holdings' interest held by QSP and QIP have the right to appoint two members of Greenmarine Holdings' Management Committee. Greenmarine Holdings' Management Committee is currently comprised of Messrs. Alfred D. Kingsley, Gary K. Duberstein and Richard Katz. From and after September 12, 1998, the holders of a majority of Greenmarine Holdings' interest held by QSP and QIP may elect to increase the size of Greenmarine Holdings' Management Committee to five members, three of whom will be designated by the holders a majority of Greenmarine Holdings's interest held by QSP and QIP and two of whom will be designated by Greenlake. The vote of three of the members of Greenmarine Holdings' Management Committee is required for action by the Management Committee.

     Pursuant to the Operating Agreement of Greenmarine Holdings, the board of directors of the Company is to be comprised of members approved by the Management Committee of Greenmarine Holdings, provided that Greenlake shall have the right to designate at least one member of the board of directors.

ITEM 11.  EXECUTIVE COMPENSATION

PERSONAL REWARDS AND OPPORTUNITIES PROGRAM

     On March 10, 1998, the Board of Directors of the Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of key employees of the Company, both individually and as members of the management and key employee team. All employees of the Company and its subsidiaries are eligible to participate in PROP. PROP replaced all prior long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and (ii) grants of stock options, shares of restricted stock, phantom shares of stock or stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares of currently authorized common stock of the Company. PROP is administered by the Board of Directors of the Company or a committee or subcommittee of the Board appointed by the Board among its members, which, in either case, has authority, at its discretion, to determine the persons to whom equity awards will be granted and the specifics of those grants. As of November 30, 1998, the Company had granted stock options relating to 971,745 shares of common stock. Of these options, 112,745 were vested at the time of grant. The other 859,000 options have vested or will vest as follows: 100,000 in fiscal year 1998, 150,557 in the three-month transition period ending December 31, 1998, 311,333 in the Company's fiscal year ending December 31, 1999, 218,563 in the Company's fiscal year ending December 31, 2000, and 78,547 thereafter. All of these stock options are exercisable at $18.00 per share and expire ten years after the date of grant except for 61,105 incentive stock options granted to Mr. Jones which expire eleven years after the date of grant.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual and long-term compensation paid or to be paid to those persons who were, at September 30, 1998, (i) the Chief Executive Officer or served in such capacity during fiscal 1998, (ii) the other four most highly compensated Executive Officers of the Company, who were serving in such capacity as of September 30, 1998 and (iii) individuals who would have been one of the four most highly paid Executive Officers but for the fact that they were not serving as an Executive Officer on September 30, 1998 (collectively the "Named Executives") for services rendered in all capacities to the Company for the 1998, 1997 and 1996 fiscal years.

     For a discussion of compensation payable to each of Messrs. Jones, Hines and Gowens, see "Management -- Employment Contracts and Severance Agreements".

                                              ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                        --------------------------------   ---------------------------------
                                                                                        SECURITIES
                                                                           RESTRICTED   UNDERLYING
                                                            OTHER ANNUAL     STOCK       OPTIONS/     LTIP      ALL OTHER
                                        SALARY     BONUS    COMPENSATION     AWARDS        SARS      PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION      YEAR     ($)     ($)(1)       ($)(2)         ($)          (#)       ($)(3)       ($)(4)
---------------------------      ----   -------   -------   ------------   ----------   ----------   -------   ------------

D.D. Jones, Jr.(5).............  1998   556,925   900,000     114,737         --           --            --     2,578,014
President and Chief              1997     7,692        --          --         --           --            --            --
Executive Officer                1996        --        --          --         --           --            --            --

A.P. Hines(6)..................  1998   349,708   468,750      39,981                                                  --
Executive Vice                   1997        --        --          --         --           --            --            --
President and Chief              1996        --        --          --         --           --            --            --
Financial Officer

P.R. Rabe(7)...................  1998   270,270    24,000       6,437         --           --         3,810         1,948
Vice President, North            1997   193,977    25,000          --         --           --            --            --
American Sales & Marketing       1996    20,455        --          --         --           --            --        30,000

R.S. Romano....................  1998   206,425    19,000       1,842         --           --         2,928         1,974
Vice President, General          1997   143,917    11,488          --         --           --            --         4,320
Counsel and Secretary            1996   126,250    55,783          --         --           --            --         1,610

K.K. Bors......................  1998   137,308    14,000          --         --           --         5,855         1,373
Vice President, Human            1997   103,231     6,738          --         --           --            --            --
Resources                        1996    87,087    23,958          --         --           --            --         5,212

---------------
(1) Fiscal 1998 bonus for Mr. Jones and Mr. Hines include $225,000 and 37,500 shares of Phantom Stock valued at $18.00 per share and $117,187 and 19,531 shares of stock units valued at $18.00 per share, respectively.

(2) For Mr. Jones, $89,023 for moving expense, $5,250 for financial services, $19,553 for company car and $910 as payment for interest on a loan from the Company (see "Item 13 -- Certain Relationships and Related Transactions"). For Mr. Hines, $22,846 for moving expense and $17,135 for company car.

(3) Consists of payout for restricted stock of the pre-merger Company following the change of control.

(4) For Mr. Jones, $1,930,410 represents an amount equal to incentives that Mr. Jones was to receive from his prior employer, but were forfeited by Mr. Jones in connection with his being hired by the Company, $643,470 as sign-on bonus and $4,134 for life insurance premiums. For Mr. Rabe $30,000 as sign-on bonus. For Mr. Romano, all a contribution by the Company under the Company's 401(k) retirement plan. For Ms. Bors, $5,000 as sign-on bonus in 1996 and all others a contribution by the Company under the Company's 401(k) retirement plan.

(5) Mr. Jones was hired by the Company on September 25, 1997 and, therefore, information prior to that date does not exist.

(6) Mr. Hines was hired by the Company on October 6, 1997 and, therefore, information prior to that date does not exist.

(7) Effective October 1, 1998, Mr. Rabe was no longer employed by the Company.

OPTION GRANTS IN THE 1998 FISCAL YEAR

     The following table provides information on the grants of options to purchase common stock of the Company given to the Named Executives in fiscal year 1998.

                                       NUMBER OF       % OF TOTAL
                                      SECURITIES         OPTIONS       EXERCISE                   POTENTIAL REALIZABLE
                                      UNDERLYING       GRANTED TO        PRICE                        VALUE ($)(4)
                                     OPTIONS/SARS     ALL EMPLOYEES    PER SHARE    EXPIRATION    --------------------
        NAME           GRANT DATE    GRANTED(#)(1)     IN 1998(2)        $(3)          DATE          5%         10%
        ----           ----------    -------------    -------------    ---------    ----------    --------    --------
D.D. Jones, Jr. .....   10/1/97         238,845              24%        $18.00       10/01/07     215,006     430,011
                        10/1/97         107,245              11%        $18.00       10/01/07      96,520     193,041
                        10/1/97          61,105               6%        $18.00       10/01/09      54,994     109,989
A.P. Hines...........   10/6/97         180,000           30.93%        $18.00       10/06/07     162,000     324,000
R.S. Romano..........   7/22/98           8,000            1.37%        $18.00       07/22/08       7,200      14,400
P.R. Rabe............   7/22/98          10,000            1.72%        $18.00       09/30/98           0           0
K.K. Bors............   7/22/98           7,000             1.2%        $18.00       07/22/08       6,300      12,600

---------------
(1) All options vest over a four year period; 25% of the option grant being exercisable at the end of the first year after the grant date and then an additional 25% each year thereafter, except for Mr. Hines whose options vest in equal proportions over a three year period, and for Mr. Jones for which 107,245 vested upon grant, 238,895 vested in equal proportions over a three-year period and 61,105 incentive stock options granted in accordance with Section 422 of the Internal Revenue Code of 1986, as amended, which vest in increments of 5,500 beginning on the date of grant and every January 1 thereafter.

(2) In the 1998 fiscal year, 156 employees received stock options.

(3) Assumes a fair market value of $18.00 per share at the date of grant. As the Company's common stock is not a publicly-traded equity, the grant price was based on the per share consideration paid by Greenmarine Acquisition Corp. for the Company's stock in September, 1997.

(4) The amounts set forth reflect the potential realizable value of the options granted at assumed annual rates of stock price appreciation of 5% and 10% through the expiration date of the options (eleven years). The use of 5% and 10% is pursuant to Securities and Exchange Commission requirements and is not intended by the Company to forecast possible future appreciation.

OPTION EXERCISES IN THE 1998 FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

     No options were exercised by the Named Executives during fiscal year 1998. The per share fair market value of the Company's common stock used to make the calculations in the following table is $18.00, which is the per share consideration paid by Greenmarine Acquisition Corp. for the Company's stock in September, 1997 in connection with the Greenmarine Acquisition. Accordingly, the table indicates that the options had no value at the end of fiscal year 1998 because the exercise price was equal to such fair market value.

                                                                       NUMBER OF
                                                                       SECURITIES             VALUE OF
                                                                       UNDERLYING           UNEXERCISED
                                                                      UNEXERCISED           IN-THE-MONEY
                                                                    OPTIONS/SARS AT       OPTIONS/SARS AT
                                                                   FISCAL YEAR END(#)    FISCAL YEAR END($)
                                 SHARES ACQUIRED       VALUE          EXERCISABLE/          EXERCISABLE/
NAME                             ON EXERCISE(#)     REALIZED($)      UNEXERCISABLE         UNEXERCISABLE
----                             ---------------    -----------    ------------------    ------------------
D.D. Jones, Jr. ...............         0                0          207,245/200,000              0
A.P. Hines.....................         0                0                0/180,000              0
P.R. Rabe......................         0                0                 0/10,000              0
R.S. Romano....................         0                0                  0/8,000              0
K.K. Bors......................         0                0                  0/7,000              0

LONG-TERM INCENTIVE PLAN AWARDS IN FISCAL YEAR 1998

     There were no amounts made in fiscal year 1998 to any employee, including the Named Executives in the form of an LTIP under PROP.

RETIREMENT PLANS

     The approximate total annual benefit for the Named Executive participants payable from the Outboard Marine Corporation Employees Retirement Plan (the "Retirement Plan") and the supplemental non-qualified retirement plan is shown in the table below for selected average base earnings levels and years of service based upon certain assumptions including all years of credited service as an Executive Officer, retirement at age 65 and election of a single life annuity for the benefit payment.

                                                                YEARS OF SERVICE
                                                 ----------------------------------------------
AVERAGE ANNUAL BASE EARNINGS                        5           10          15       20 OR MORE
----------------------------                     --------    --------    --------    ----------
$150,000.......................................  $ 19,125    $ 38,250    $ 57,375     $ 76,500
$250,000.......................................  $ 31,875    $ 63,750    $ 95,625     $127,500
$300,000.......................................  $ 38,250    $ 76,500    $114,750     $153,000
$500,000.......................................  $ 63,750    $127,500    $191,250     $255,000
$900,000.......................................  $114,750    $229,500    $344,250     $459,000
$1,300,000.....................................  $165,750    $331,500    $497,250     $663,000
$1,900,000.....................................  $242,250    $484,500    $726,750     $969,000

     The Retirement Plan provides a fixed benefit determined on the basis of years of service and final average base earnings. The approximate annual benefits shown in the table above are not subject to social security offset but are subject to offset for any benefits payable from retirement programs of the Company's foreign subsidiaries.

     In addition to the benefits from the Retirement Plan, certain participants in the Company's annual incentive compensation plan(s) are eligible for retirement benefits from the supplemental non-qualified retirement plan. The retirement benefits under the non-qualified plan are based upon amounts paid under the annual bonus plan as well as salary, and the total retirement benefits payable under both plans may exceed the maximum benefits payable under the Employee Retirement Income Security Act of 1974, as amended. The basis for benefits under both plans are those amounts contained in the Summary Compensation Table above, for Salary and Bonus, if the years disclosed are one or more of the three highest annual earnings in the last ten years as discussed below.

     Participants in the plans who are not Executive Officers receive an aggregate benefit equal to 1.20% of total pay and 0.5% above social security covered compensation for each year of credited service times the average of the five highest consecutive annual earnings (base annual salary rate plus incentive compensation earned in the same year under an annual incentive compensation plan) during such participant's last ten years of employment. An Executive Officer who participates in the plans will receive the 1.20% of total pay and 0.5% above social security covered compensation for each year of credited service as a non-Executive Officer and 2.55% for each year of credited service as an Executive Officer times the average of the three highest annual earnings during such participant's last ten years of employment.

     As of December 31, 1998, Messrs. Jones, Hines, Rabe and Romano and Ms. Bors will have 1.33, 1.25, 1.25, 1.25 and 1.25, respectively, credited years of officer service and 0, 0, 2.91, 17.91 and 2.0, respectively, credited years of non-officer service under the Company's retirement plans. The total estimated vested annual benefit payable from these two plans for Messrs. Jones, Hines, Rabe and Romano and Ms. Bors based upon certain assumptions including actual years of credited service as a non-Executive Officer and Executive Officer, as the case may be, current age and base earning levels, and election of a single life annuity for the benefit payment is $5,645, $5,308, $8,162, $62,462 and $8,172, respectively, which payments are not subject to social security offset but are subject to offset for any benefits payable from retirement programs of the Company's foreign subsidiaries.

COMPENSATION OF DIRECTORS

     Directors of the Company do not receive any compensation for services provided to the Company as a Director, including participation on any committees. Directors may be entitled to reimbursement for travel expenses associates with Board activities.

EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

     David D. Jones, Jr. The Company and David D. Jones, Jr. have entered into an employment agreement, dated as of March 10, 1998 and effective as of September 25, 1997 (the "Jones Employment Agreement"). Pursuant to the Jones Employment Agreement, Mr. Jones will serve as President and Chief Executive Officer of the Company and as a member of the Board of Directors of the Company. The term of Mr. Jones's employment under the Jones Employment Agreement expires on September 30, 2000, or, if OMC changes its fiscal year to a calendar year, on December 31, 2000 (in either case, the "Jones Initial Term"), which term shall automatically renew for an additional two years on the initial expiration date and each expiration date thereafter until the end of the fiscal year during which Mr. Jones attains age 65, unless Mr. Jones's employment is otherwise terminated pursuant to the terms of the Jones Employment Agreement. In exchange for his services, Mr. Jones will receive (1) a base salary of $500,000 per annum for the first six months of his employment and $600,000 per annum for the remainder of the term of Mr. Jones's employment subject to increases at the discretion of the Board of Directors, (2) an annual bonus of up to 200% of base salary contingent on OMC achieving certain financial performance goals, of which, during the Jones Initial Term, one-fourth shall be paid in cash and three-fourths shall be paid in common stock of OMC using a value of $18.00 per share, or at Mr. Jones' election, the three-fourths, or any portion thereof, shall be paid in the form of a cash deferral(subject to reduction in the event the per share value of the common stock of OMC declines below $18.00) in which case Mr. Jones will receive a fully vested and immediately exercisable option, at a per share exercise price equal to $18.00 with respect to the total number of shares of the bonus stock, (3) an incentive option to purchase 61,105 shares of common stock of OMC at an exercise price of $18.00 per share, 5,555 shares of which vested upon grant, and with annual vesting of 5,555 shares each January 1st until fully exercisable, (4) a non-qualified option to purchase 238,895 shares of common stock of OMC at an exercise price of $18.00 per share with scheduled annual vesting each year over a three-year period, and (5) (i) payment by OMC of $643,470 in cash, (ii) the issuance of a non-qualified stock option to purchase 107,245 shares of common stock of OMC at an exercise price of $18.00 per share, 90,578 shares of which vested upon grant, with the remaining 16,667 shares vesting on December 31, 1998, and (iii) a deferred compensation obligation of the Company to him in the amount of $1,930,410 reduced by the product of (A) any decrease in the per share value of the common stock of OMC below $18.00 per share and (B) 107,245, in consideration of the incentive compensation, unvested options and restricted stock forfeited by Mr. Jones solely as a result of his severance from Brunswick Corporation to accept employment with the Company. The Jones Employment Agreement provides that Mr. Jones will be entitled to participate in or receive benefits under any employee benefit plan, program or arrangement made available generally by OMC to its similarly situated executives and that Mr. Jones is entitled to participate in OMC's Supplemental Non-Qualified Retirement Plan for Elected Officers.

     If OMC terminates Mr. Jones's employment for cause or Mr. Jones voluntarily resigns from his employment with OMC other than for good reason, OMC will be obligated to pay Mr. Jones his base salary through the date of termination. If OMC terminates Mr. Jones's employment with OMC without cause or Mr. Jones terminates his employment with OMC for good reason, Mr. Jones will be entitled to receive (1) his base salary through the date of termination plus any accrued vacation, (2) his annual bonus, if any, for the fiscal year in which such termination occurred prorated for the number of full months Mr. Jones was employed during such fiscal year, (3) an amount equal to the greater of his base salary for one year or his base salary for the remainder of the term of the Jones Employment Agreement, (4) the benefit of continued participation in the OMC employee benefit plans, programs or arrangements in which Mr. Jones participated prior to his termination until the greater of one year or the end of the then remaining term of the Jones Employment Agreement, and (5) any remaining unvested stock options granted by OMC to Mr. Jones pursuant to the Jones Employment Agreement, which stock options shall automatically vest as of the date of termination and be exercisable for 90 days thereafter. If Mr. Jones's employment with OMC terminates as a result of his death, (1) OMC will be obligated to pay to Mr. Jones's estate his base salary to the date of his death plus any accrued vacation, and Mr. Jones's annual bonus, if any, for the fiscal year in which his death occurs prorated for the number of full months Mr. Jones was employed during such fiscal year, (2) in the event Mr. Jones dies during any twelve-month period during the term of his employment, any unvested stock options granted by OMC to Mr. Jones pursuant to the Jones Employment Agreement which would have become vested if Mr. Jones continued his employment during such twelve-month vesting period shall vest pro-rata for the number of full months Mr. Jones was employed during such twelve-month period in which his death occurs and be exercisable for 12 months after Mr. Jones's death, and (3) Mr. Jones's surviving spouse shall be entitled to participate in OMC's group medical and dental plans for the remainder of the term of the Jones Employment Agreement. If Mr. Jones's employment with OMC is terminated as a result of his total disability, (1) OMC will be obligated to pay Mr. Jones his base salary to the date on which total disability is deemed to have occurred plus any accrued vacation, and Mr. Jones's annual bonus, if any, for the fiscal year in which his total disability occurs prorated for the number of full months Mr. Jones was employed during such fiscal year, (2) in the event total disability occurs during any twelve-month period during the term of Mr. Jones's employment, any unvested stock options granted by OMC to Mr. Jones pursuant to the Jones Employment Agreement which would have become vested if Mr. Jones continued his employment during such twelve-month vesting period shall vest pro rata for the number of full months Mr. Jones was employed during such twelve-month period in which his total disability occurs and be exercisable for 12 months after Mr. Jones's total disability, and (3) Mr. Jones shall be permitted to participate in OMC's employee benefit plans, programs or arrangements in which he participated prior to he termination of his employment until the end of the then remaining term of the Jones Employment Agreement.

     Pursuant to the Jones Employment Agreement, OMC will have the right to repurchase all shares of common stock of OMC owned by Mr. Jones and vested stock options granted by OMC to Mr. Jones upon the termination of Mr. Jones's employment with OMC for any reason. Upon the termination by OMC of Mr. Jones's employment without cause, the termination by Mr. Jones of his employment for good reason, the voluntary termination by Mr. Jones of his employment at or after the expiration of the term of the Jones Employment Agreement, the voluntary termination by Mr. Jones of his employment at or after his attaining age 62, or the termination of Mr. Jones's employment as a result of his death or total disability, Mr. Jones or his estate, as applicable, will have the right to require OMC purchase all shares of common stock of OMC owned by Mr. Jones and vested stock options granted by OMC to Mr. Jones.

     Mr. Jones is prohibited from disposing his shares of OMC common stock without the prior written consent of OMC.

     However, pursuant to the Jones Employment Agreement, Mr. Jones will have a tag-along right, subject to certain exceptions, with respect to certain dispositions of common stock of OMC by Greenmarine Holdings. Greenmarine Holdings will have certain take-along rights to require Mr. Jones to sell his shares of OMC common stock if Greenmarine Holdings proposes to sell not less than 50% of the OMC common stock owned by Greenmarine Holdings.

     Mr. Jones is subject to confidentiality, non-competition and non-solicitation provisions, which are enforceable during the term of the Jones Employment Agreement and for a one-year period commencing on the expiration or termination of Mr. Jones's employment with OMC.

     See also "Item 13 -- Certain Relationships and Related Transactions."

     Andrew P. Hines. The Company and Andrew P. Hines have entered into an employment agreement, effective as of October 6, 1997 (the "Hines Employment Agreement"). Pursuant to the Hines Employment Agreement, Mr. Hines will serve as Executive Vice President and Chief Financial Officer of the Company and as a member of the Board of Directors of the Company. The term of Mr. Hines's employment under the Hines Employment Agreement expires on October 6, 2000, which term shall automatically renew for an additional year on the initial expiration date and each expiration date thereafter, unless Mr. Hines's employment is otherwise terminated pursuant to the terms of the Hines Employment Agreement. In exchange for his services, Mr. Hines will receive (1) a base salary of $325,000 per annum, which was increased to $375,000 per annum by the Board of Directors in June 1998 and may be increased at the discretion of the Board of Directors and (2) a non-qualified option to purchase 180,000 shares of common stock of OMC at an exercise price of $18.00 per share with annual vesting in equal proportions over a three-year period. Simultaneously with the execution of the Hines Employment Agreement, Mr. Hines purchased from OMC 14,444 shares of OMC common stock, of which 2,777 shares were issued in consideration of a $50,000 cash payment and 11,667 shares were issued in consideration of Mr. Hines issuing a promissory note in favor of OMC in the principal amount of $210,000. On April 6, 1998, Mr. Hines purchased an additional 5,556 shares of common stock issued in consideration of a $100,000 cash payment. The Hines Employment Agreement provides that Mr. Hines, in certain circumstances, will be entitled to participate in the short-term and long-term incentive and stock option or other equity or quasi-equity participation plans, programs or arrangements in which similarly situated executives are entitled to participate. Mr. Hines will also be entitled to receive benefits under any employee benefit plan, program or arrangement made available generally by OMC to its similarly situated executives.

     If OMC terminates Mr. Hines's employment for cause or Mr. Hines voluntarily resigns from his employment with OMC other than for good reason, OMC will be obligated to pay Mr. Hines's base salary through the date of termination. If OMC terminates Mr. Hines's employment with OMC without cause or Mr. Hines terminates his employment with OMC for good reason, Mr. Hines will be entitled to receive
(1) his base salary through the date of termination plus any accrued vacation,
(2) an amount equal to the greater of his base salary for one year or his base salary for the remainder of the term of the Hines Employment Agreement, (3) the benefit of continued participation in OMC's employee benefit plans, programs or arrangements in which Mr. Hines participated prior to his termination until the greater of one year or the end of the then remaining term of the Hines Employment Agreement, and (4) any remaining unvested stock options granted by OMC to Mr. Hines, which stock options shall automatically vest as of the date of termination and be exercisable for 90 days thereafter. If Mr. Hines's employment with OMC terminates as a result of his death, (1) OMC will be obligated to pay to Mr. Hines's estate Mr. Hines's base salary to the date of his death plus any accrued vacation, and any bonus for the fiscal year in which his death occurs prorated for the number of full months Mr. Hines was employed during such fiscal year, and (2) Mr. Hines's estate will have one year from the date of Mr. Hines's death to exercise all vested and unexercised stock options granted by OMC to Mr. Hines. If Mr. Hines's employment with OMC is terminated as a result of his total disability, (1) OMC will be obligated to pay Mr. Hines his base salary to the date on which total disability is deemed to have occurred plus any accrued vacation, and any bonus for the fiscal year in which his total disability occurs prorated for the number of full months Mr. Hines was employed during such fiscal year, (2) any stock options granted by OMC to Mr. Hines that have vested as of the date of such total disability shall be exercisable for 90 days after the date of such termination, and (3) Mr. Hines shall be permitted to participate in OMC's employee benefit plans, programs or arrangements in which he participated prior to he termination of his employment until the end of the then remaining term of the Hines Employment Agreement.

     Pursuant to the Hines Employment Agreement, OMC will have the right to repurchase all shares of common stock of OMC owned by Mr. Hines and vested stock options granted by OMC to Mr. Hines upon the termination of Mr. Hines's employment with OMC for any reason. Upon the termination by OMC of Mr. Hines' employment without cause, the termination by Mr. Hines of his employment for good reason, the voluntary termination by Mr. Hines of his employment at or after the expiration of the term of the Hines Employment Agreement, the voluntary termination by Mr. Hines of his employment at or after his attaining age 62, or the termination of Mr. Hines's employment as a result of his death or total disability, Mr. Hines or his estate, as applicable, will have the right to require OMC purchase all shares of common stock of OMC owned by Mr. Hines and stock options granted by OMC to Mr. Hines.

     Mr. Hines is prohibited from disposing his shares of OMC common stock without the prior written consent of OMC. However, pursuant to the Hines Employment Agreement, Mr. Hines will have a tag-along right, subject to certain exceptions, with respect to certain dispositions of common stock of OMC by Greenmarine Holdings. Greenmarine Holdings will have certain take-along rights to require Mr. Hines to sell his shares of OMC common stock if Greenmarine Holdings proposes to sell not less than 50% of the OMC common stock owned by Greenmarine Holdings.

     Mr. Hines is subject to confidentiality, non-competition and non-solicitation provisions, which are enforceable during the term of the Hines Employment Agreement and for a one-year period commencing on the expiration or termination of Mr. Hines's employment with OMC. See also "Item 13 -- Certain Relationships and Related Transactions."

     Robert B. Gowens, Jr. The Company and Robert B. Gowens, Jr. have entered into an Employment Agreement effective as of October 1, 1998 (the "Gowens Employment Agreement"). Pursuant to the Gowens Employment Agreement, Mr. Gowens will serve as Vice President of the Company and President, North American Engine Operations. The term of the Gowens Employment Agreement commenced on October 1, 1998 and shall continue through the earlier of its third anniversary or Mr. Gowens' death or total disability or as otherwise terminated pursuant to the terms of the Gowens Employment Agreement. In exchange for his services, Mr. Gowens will receive (1) a base salary of $300,000 per annum and (2) a non-qualified option to purchase 100,000 shares of common stock of OMC at an exercise price of $22.00 per share with annual vesting in equal proportions over a three year period. The Gowens Employment Agreement provides that Mr. Gowens shall be eligible to participate in the Company's bonus and incentive compensation programs applicable, generally, to similarly situated senior executive officers. The Gowens Employment Agreement also provides for a loan from the Company in order to assist Mr. Gowens in purchasing a new, permanent residence in the Chicago, Illinois geographic vicinity. Mr. Gowens will also be entitled to receive benefits under any employee benefit plan, program or arrangement made available, generally, by OMC to similarly situated executive officers.

     If OMC terminates Mr. Gowens' employment Without Cause or Mr. Gowens voluntarily resigns his employment with Good Reason, Mr. Gowens will be entitled to receive (1) his accrued and unpaid base salary and vacation as of the date of his termination of employment; (2) a lump sum payment in the amount equal to the greater of (a) Mr. Gowens' base salary for one year and (b) his base salary for the remainder of the term of his Employment Agreement; and (3) OMC shall pay to Mr. Gowens, within sixty (60) days of the end of the fiscal year, his bonus for the fiscal year in which such termination occurred, based upon the Company's level of actual attainment of his bonus target for such fiscal year, prorated for the number of full months Mr. Gowens was employed during that fiscal year. In addition, OMC shall, at its expense, continue for one year Mr. Gowens' participation on the same basis as active employees in the Company's group, medical and life insurance plans in which he participated prior to the termination of his employment. Any unvested stock options granted to Mr. Gowens shall automatically vest as the date of termination and shall be exercisable, along with other vested options, in accordance with the terms of the plan.

     If OMC terminates Mr. Gowens' employment for cause or Mr. Gowens voluntarily resigned without Good Reason, Mr. Gowens shall be entitled his accrued and unpaid base salary through such date of termination. In the event of Mr. Gowens' death, OMC shall pay to his estate his base salary and vacation owed through the date of death and any bonus for the fiscal year in which his death occurs, prorated for the number of full months Mr. Gowens was employed during such fiscal year and any restricted stock grant shall become fully vested.

     In the event that the Agreement terminates as a result of Mr. Gowens' total disability, OMC shall pay to Mr. Gowens his base salary through the date in which he is determined to have become totally disabled and any bonus for the fiscal year in which his total disability occurs, prorated for the number of full months he was employed during such fiscal year, provided, however, that OMC shall only be required to pay such amounts to Mr. Gowens that are not covered by long term disability payments, if any, to Mr. Gowens pursuant to any long term disability policy or plan of the Company.

     Pursuant to the Gowens Employment Agreement, OMC will have the right to repurchase, at fair market value, all shares of common stock of OMC owned by Mr. Gowens, and vested stock options granted by OMC to Mr. Gowens upon the termination of Mr. Gowens' employment with OMC for any reason. Upon the termination by OMC of Mr. Gowens' employment Without Cause, for Good Reason, a voluntary termination by Mr. Gowens, a voluntary termination by Mr. Gowens at or after attaining his age 62 or as a result of total disability or death, Mr. Gowens or his estate, as applicable, will have the right to require OMC to purchase all shares of common stock of OMC owned by Mr. Gowens and stock options granted by OMC to Mr. Gowens.

     Mr. Gowens is subject to a confidentiality provision which is enforceable during the term of the Gowens Employment Agreement and thereafter and a non-competition provision which is enforceable during the term of the Gowens Employment Agreement and for a period of one year commencing on the expiration or termination of Mr. Gowens' employment with OMC.

     See also "Item 13 -- Certain Relationships and Related Transactions."

     Certain Severance Arrangements. The Company has severance agreements with George L. Broughton, Raymond M. Cartade, Jack L. Feurig, John D. Flaig, Grainger
B. McFarlane, James P. Murphy, Robert S. Romano, Peter J. VanLancker and Robert
F. Young. Each of these agreements was entered into prior to the Greenmarine Acquisition, and the Company's potential severance obligations thereunder became effective upon the change in control of the Company resulting from the Greenmarine Acquisition. The agreements provide that if such employee elects to resign his employment for specified reasons, or is terminated by the Company other than for cause, the Company will pay such employee an amount in cash equal to not more than one times (except for Mr. Flaig who will be paid two times) (1) salary plus (2) the amount of the highest annual incentive compensation received by such employee in the five fiscal years preceding the fiscal year of the change in control (or, for certain employees, the two fiscal years immediately following the fiscal year of the change in control, if greater). Additionally, for certain employees for a period of 12 months following the termination date (the "Continuation Period"), the Company will arrange to provide the employee with benefits substantially similar to those the employee was receiving or entitled to receive immediately prior to the termination date. Further, the Company will pay to certain employees a lump sum cash payment in an amount equal to the actuarial equivalent of the excess of (1) the retirement, pension, medical, life and other benefits that will be payable to the employee under the Company's retirement plans if the employee continued to be employed through the Continuation Period given the employee's base salary over (2) the retirement, pension, medical, life and other benefits that employee is entitled to receive under the Company's retirement plans. As a result of the Greenmarine Acquisition, the severance agreements have, or will be, paid in accordance with their terms for those employees who have satisfied the conditions discussed above. The terms of these severance agreements will remain in force until September 12, 2000, or as otherwise may be negotiated by the employee and the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Kingsley, Duberstein, Katz and Hiram served on the Compensation Committee of the Company's Board of Directors during fiscal year 1998. Mr. Kingsley served as the Company's Chairman of the Board during fiscal year 1998. Messrs. Duberstein and Katz served as Vice Chairmen of the Board in fiscal year 1998. Mr. Hiram did not serve as an officer or employee of the Company or any of its subsidiaries during fiscal year 1998.

     Messrs. Kingsley and Duberstein control Greenlake Holdings LLC, which has approximately a 30.5% interest in Greenmarine Holdings, the Company's sole shareholder. Mr. Hiram is a Managing Director of Soros Fund Management LLC, which serves as the principal investment adviser to the indirect parent entities of Quasar Strategic Partners LDC and Quantum Industrial Partners LDC, each of which are the owners of approximately 34.75% of Greenmarine Holdings. Mr. Katz is also affiliated with Quantum Industrial Partners LDC and Quasar Strategic Partners LDC. In fiscal year 1998, Greenmarine Holdings was controlled by a Management Committee comprised by Messrs. Kingsley, Duberstein and Katz. See "Item 12 -- Security Ownership".

ITEM 12.  SECURITY OWNERSHIP

     The following table sets forth information with respect to the beneficial ownership of common stock of OMC as of November 30, 1998 by (i) any person or group who beneficially owns more than 5% of the outstanding common stock of OMC and (ii) each director and executive officer of OMC and all directors and executive officers of OMC as a group. Beneficial ownership is determined in accordance with the rules of the

Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock of OMC subject to options currently exercisable, or exercisable within 60 days of the date of this Prospectus, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise indicated, beneficial ownership in the following tables includes sole voting and dispositive power.

                                                                 SHARES
                                                              BENEFICIALLY    PERCENT
NAME AND ADDRESS                                                 OWNED        OF CLASS
----------------                                              ------------    --------
Greenmarine Holdings LLC(1).................................   20,400,000       99.9%
  277 Park Avenue, 27th Floor
  New York, New York 10172

Alfred D. Kingsley(2).......................................   20,400,000       99.9%
  277 Park Avenue, 27th Floor
  New York, New York 10172

Gary K. Duberstein(2).......................................   20,400,000       99.9%
  277 Park Avenue, 27th Floor
  New York, New York 10172

Richard Katz(3).............................................   20,400,000       99.9%
  Villa La Sirena
  Vico dell'Olivetta 12
  18039 Martola Inferiore
  Ventimiglia, Italy

Ron Hiram(4)................................................           --         --
  888 Seventh Avenue, 33rd Floor
  New York, New York 10106

Frank V. Sica(5)............................................           --         --
  888 Seventh Avenue, 33rd Floor
  New York, New York 10106

David D. Jones, Jr.(6)......................................      212,800          *
  c/o Outboard Marine Corporation
  100 Sea Horse Drive
  Waukegan, Illinois 60085

Andrew P. Hines(7)..........................................       80,000          *
  c/o Outboard Marine Corporation
  100 Sea Horse Drive
  Waukegan, Illinois 60085

Directors and Executive Officers as a group (12                20,692,800      100.0%
  persons)(8)...............................................

---------------
(1) The members of Greenmarine Holdings are Greenlake Holdings LLC, a Delaware limited liability company ("Greenlake"), Quasar Strategic Partners LDC, a Cayman Islands limited duration company ("QSP"), and Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"). Greenlake, QSP and QIP have approximately a 30.5%, 34.75% and 34.75% interest in Greenmarine Holdings, respectively. Greenlake is controlled by Mr. Alfred D. Kingsley and Mr. Gary K. Duberstein. QSP is an indirect subsidiary of Quasar International Fund N.V., a Netherlands Antilles limited liability company ("Quasar"). QIP is the principal operating subsidiary of Quantum Industrial Holdings Ltd., a British Virgin Islands corporation ("QIH"). The principal business of QIP and QSP is investing in securities. Quasar and QIH are investment funds which have as their principal investment advisors Soros Fund Management LLC ("SFM LLC"). Mr. George Soros is the Chairman of SFM LLC. Mr. Stanley Druckenmiller is the Lead Portfolio Manager and a Member of the Management Committee of SFM LLC. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm, is a minority shareholder of QIP and QSP. Pursuant to constituent documents of QIP and QSP, QIHMI is vested with investment discretion with respect to the portfolio assets held for the accounts of each of QIP and QSP. The principal business of QIHMI is to provide management and advisory services to, and to invest in, QIP and QSP. Mr. Soros is the sole shareholder of QIH Management, Inc. ("QIH Management"), which is the sole general partner of QIHMI. The principal business of QIH Management is to serve as the sole general partner of QIHMI. Mr. Soros has entered into an agreement pursuant to which he has agreed to use his best efforts to cause QIH Management, as the general partner of QIHMI, to act at the discretion of SFM LLC. The address of each of Mr. George Soros and Mr. Stanley Druckenmiller is 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Greenmarine Holdings is controlled by a Management Committee comprised of up to a total of four Managers. Pursuant to the Operating Agreement of Greenmarine Holdings, Greenlake has the right to appoint two designees to Greenmarine Holdings's Management Committee and the holders of a majority of Greenmarine Holdings' interest held by QSP and QIP have the right to appoint two members of Greenmarine Holdings' Management Committee. Greenmarine Holdings' Management Committee is currently comprised of Messrs. Alfred D. Kingsley, Gary K. Duberstein and Richard Katz. From and after September 12, 1998, the holders of a majority of Greenmarine Holdings' interests held by QSP and QIP may elect to increase the size of Greenmarine Holdings' Management Committee to five members, three of whom will be designated by the holders a majority of Greenmarine Holdings' interests held by QSP and QIP and two of whom will be designated by Greenlake. The vote of three of the members of Greenmarine Holdings's Management Committee is required for action by the Management Committee.

(2) Each of Alfred D. Kingsley and Gary K. Duberstein is a director of the Company. In addition, each of Messrs. Kingsley and Duberstein are members of Greenmarine Holdings's Management Committee and they control Greenlake. All of the shares indicated as owned by each of Messrs. Kingsley and Duberstein are owned directly by Greenmarine Holdings and are included because of their affiliation with Greenmarine Holdings. As such, Messrs. Kingsley and Duberstein may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(3) Richard Katz is a director of the Company. In addition, Mr. Katz is a member of Greenmarine Holdings's Management Committee. All of the shares indicated as owned by Mr. Katz are owned directly by Greenmarine Holdings and are included because of his affiliation with Greenmarine Holdings. The reference to such shares shall not be deemed admission that Mr. Katz may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(4) Ron Hiram is a director of the Company. Mr. Hiram is a Managing Director of Soros Fund Management LLC. Soros Fund Management LLC is the principal investment advisor to Quasar and QIH. See footnote 1 above and "Management -- Directors and Executive Officers of the Company."

(5) Frank V. Sica is a director of the Company. Mr. Sica is a Managing Director of Soros Fund Management LLC. Soros Fund Management LLC is the principal investment advisor to Quasar and QIH. See footnote 1 above and "Management -- Directors and Executive Officers of the Company."

(6) Represents 212,800 shares of OMC common stock issuable upon exercise of options granted to Mr. Jones pursuant to the Jones Employment Agreement, which options are currently exercisable. Does not include 194,445 shares of OMC common stock issuable upon exercise of options granted to Mr. Jones pursuant to the Jones Employment Agreement, which options will not become exercisable within 60 days of the date of this Form 10-K. See "Employment Contracts and Severance Agreements."

(7) Of the 80,000 shares indicated as owned by Mr. Hines, 8,333 were purchased in consideration of $150,000 in cash payments and 11,667 were purchased in consideration of Mr. Hines issuing a promissory note in favor of the Company in the principal amount of $210,000. Mr. Hines has pledged 20,000 shares to the Company to secure his obligations under such promissory note. Does not include 120,000 shares of OMC common stock issuable upon exercise of options granted to Mr. Hines pursuant to the Hines Employment Agreement, which options will not become exercisable within 60 days of the date of this Form 10-K. See "Employment Contracts and Severance Agreements."

(8) Includes 20,400,000 shares indicated as owned by Messrs. Kingsley, Duberstein and Katz as a result of their affiliation with Greenmarine Holdings.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is party to an employment agreement with each of David D. Jones, Jr. and Andrew P. Hines, and to severance agreements with certain other personnel. See "Management -- Employment Contracts and Severance Agreements."

     OMC has agreed to reimburse Mr. Jones for his reasonable moving expenses incurred in connection with his relocation to the vicinity of Chicago, Illinois. Through September 30, 1998, such expenses have been approximately $89,000. In addition, on August 14, 1998, OMC loaned to Mr. Jones the amount of $280,322 for the purchase of property in Lake Forest, Illinois for the construction of a new residence. During the term of Mr. Jones' employment with OMC, OMC will pay to Mr. Jones an amount equal to the interest payable on any such loan, which is being charged a rate of 6.5% per annum. This loan is evidenced by a promissory note and secured by a second mortgage in favor of OMC. OMC has agreed to bear the "first-loss" position in the event that Mr. Jones' new residence is sold for an amount less than its original cost, plus improvements. In the event Mr. Jones' employment with OMC is terminated for any reason and such new residence has not been sold, within 120 days after such termination, Mr. Jones will be obligated to repay such loan or repurchase such equity investment, as the case may be, at an appraised value to be determined by an independent appraiser. OMC has also agreed to reimburse Mr. Jones for any loss he incurs on the sale of his current residence.

     To enable Mr. Jones to exercise at any time during his employment with OMC all or any portion of the non-qualified option to purchase 238,895 shares of OMC common stock granted by OMC to Mr. Jones pursuant to the Jones Employment Agreement, OMC has agreed to loan to Mr. Jones an amount equal to the aggregate exercise price of the portion of such option being exercised. Any such loan shall be due and payable in full within 30 days following Mr. Jones' termination of employment for any reason. In addition, pursuant to the Jones Employment Agreement, OMC has purchased for the benefit of Mr. Jones and his heirs a term life insurance policy with a death benefit of $1,500,000.

     OMC has agreed to reimburse Mr. Hines until the date he permanently relocates to the Chicago, Illinois vicinity, Mr. Hines' rental fees for a temporary residence in the Chicago, Illinois area, including all utilities, and for round trip coach airfares between New Jersey and Chicago for reasonable travel between such locations by Mr. Hines. Through September 30, 1998, such expenses have been approximately $62,400. On December 18, 1998 the Company purchased Mr. Hines' home located in New Jersey for the amount of $860,000. The Company issued to Mr. Hines a demand promissory note in the amount of $860,000, secured by a mortgage, bearing interest at a rate of 6.5%. Concurrently with the transfer of the property, Mr. Hines entered into a lease of the home from the Company through March 31, 1999. OMC shall have the right to sell such residence and shall assume all mortgage payment obligations for such residence. OMC will be entitled to any profits and will suffer any losses that result from the actual sale price of Mr. Hines' New Jersey residence.

     Pursuant to the Hines Employment Agreement, the Company loaned to Mr. Hines the amount of $210,000 for the sole purpose of purchasing 11,666.66 shares of common stock of the Company. The loan is evidenced by a promissory note bearing interest at a rate of 5.81% per annum and secured by a pledge and security agreement with the shares of OMC common stock issued to Mr. Hines as collateral.

     On December 8, 1998, the Company loaned to Mr. Gowens the amount of $100,000 for the purchase of his principal residence located in the Chicago vicinity, secured by a second mortgage. The promissory note bears interest at a rate of 6.5% per annum with payments of interest only. The note is payable if
(1) Mr. Gowens leaves the employment of OMC before October 1, 2001 without Good Reason or as a result of termination for Cause as defined in the Gowens Employment Agreement; (2) Mr. Gowens is required by OMC to relocate his residence any time prior to October 1, 2001 or (3) Mr. Gowens dies before October 1, 2001, all subject to extension as agreed to between Mr. Gowens and OMC. In the event that Mr. Gowens is required by OMC to relocate his residence prior to October 1, 2001, OMC shall suffer the loss, if any, on the note if the gross sale price of the mortgaged property or the fair market value of the mortgaged property, whichever is greater, is greater than the purchase price of the mortgaged property, plus documented improvements.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of the Annual Report on Form 10-K:

          1.  Report of Independent Public Accountants

          2. Financial statement schedules required to be filed by Item 8 of this Annual Report on Form 10-K:

           Except for Schedule II -- Valuation and Qualifying Accounts which is included in Item 8 of this Annual Report, all other schedules are omitted as the information is not required, is inapplicable or is included in the Consolidated Financial Statements or Notes thereto.

           Individual financial statements for the Company's subsidiaries and partnerships have been omitted because consolidated statements have been prepared for all of the Company's wholly-owned subsidiaries and limited partnerships.

          3.  An exhibit index is set forth below:

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
  3.1 (a)    --   Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Annual Report on Form
                  10-K/A for the year ended September 30, 1997 (the "1997
                  10-K"))*
  3.2 (a)    --   Amended and Restated by-laws of the Company (filed as
                  Exhibit 3(B) to the 1997 10-K)*
      (a)(1) --   Amended and Restated by-laws of the Company (adopted July
                  23, 1998) (filed as Exhibit 3.2(a)(1) to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-57949) (the "Form S-4"))*
  4.1        --   Indenture for the 10 3/4% Senior Notes due 2008, Series A
                  (the "Old Notes") and 10 3/4% Senior Notes due 2008, Series
                  B (the "Exchange Notes"), dated as of May 27, 1998 among the
                  Company, the Subsidiary Guarantors and State Street Bank and
                  Trust Company, as trustee (filed as Exhibit 4.1 to the Form
                  S-4)*
  4.2        --   Form of Old Note (included in Exhibit 4.1) (filed as Exhibit
                  4.1 to the Form S-4)*
  4.3        --   Form of Exchange Note (filed as Exhibit 4.2 to the Form
                  S-4)*
  4.4        --   Form of Subsidiary Guarantee of the Old Notes and the
                  Exchange Notes (included in Exhibit 4.1) (filed as Exhibit
                  4.1 to the Form S-4)*
  4.5        --   Registration Rights Agreement dated as of May 27, 1998 among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                  & Jenrette Securities Corporation and Bear, Stearns & Co.,
                  Inc. (filed as Exhibit 4.5 to the Form S-4)*
  4.6        --   Depositary Agreement dated as of May 27, 1998 among the
                  Company, State Street Bank and Trust Company, as trustee,
                  NationsBank, N.A., as administrator agent, and State Street
                  Bank And Trust Company, as depositary agent (filed as
                  Exhibit 4.6 to the Form S-4)*
  4.7        --   With respect to rights of holders of the Company's 9 1/8%
                  Sinking Fund Debentures due 2017, reference is made to
                  Exhibit 4(A) to the Company's Registration Statement Number
                  33-12759 filed on March 20, 1987*
  4.8        --   With respect to rights of holders of the Company's 7%
                  Convertible Subordinated Debentures due 2002, reference is made to the Company's Registration Statement Number 33-47354 filed on April 28, 1992*

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
  4.9        --   With respect to the Supplemental Indenture dated September
                  30, 1997 related to the Company's 7% Convertible
                  Subordinated Debentures due 2002, reference is made to
                  Exhibit 4(c) to the 1997 10-K*
 10.1        --   With respect to Severance Agreement between the Company and certain elected and appointed officers and certain other
                  executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's Schedule 14D-9 filed with the
                  Securities and Exchange Commission on July 15, 1997*
 10.2        --   With respect to the Consulting Agreement for Mr. Bowman
                  dated September 24, 1997, reference is made to Exhibit 10(I)
                  to the 1997 10-K*
 10.3        --   With respect to the Employment Agreement of Mr. Hines dated
                  October 6, 1997, reference is made to Exhibit 10(J) to the
                  1997 10-K*
 10.4        --   With respect to the Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas, N.A.
                  dated January 6, 1998, reference is made to Exhibit 10(E) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997*
 10.5        --   First Amendment to Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas, N.A.
                  dated May 21, 1998 (filed as Exhibit 10.5 to the Form S-4)*
 10.6        --   With respect to the Employment Agreement of Mr. Jones dated
                  March 10, 1998, reference is made to Exhibit 10(F) to the
                  Company's Quarterly Report on Form 10-Q for the fiscal
                  quarter ended March 31, 1998*
 10.7        --   With respect to the Personal Rewards and Opportunity
                  Program, reference is made to Exhibit 10(G) to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  March 31, 1998*
 10.8        --   Employment Agreement of Robert Gowens dated October 1, 1998
 10.9        --   Second Amendment to Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas,
                  N.A., dated effective as of August 31, 1998
 10.10       --   Third Amendment to Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas,
                  N.A., dated effective as of December 21, 1998
 11          --   Computation of per share earnings (loss)
 12          --   Statement of Computation of Ratios of Earnings (Loss) to
                  Fixed Charges
 21          --   Subsidiaries of Registrant (filed as Exhibit 21 to the 1997
                  10-K)*
 27          --   Financial Data Schedule

---------------
* Incorporated herein by reference.

     (b) During the fourth quarter of the year ended September 30, 1998, the Company filed one report on Form 8-K on July 31, 1998 announcing, effective January 1, 1999, the change of its fiscal year to a calendar year.

     (c) Exhibits are attached hereto.

     (d) Schedule II -- Valuation and Qualifying Accounts is included in Item 8 of this Annual Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 OUTBOARD MARINE CORPORATION

Date:  December 24, 1998           By:    /s/ DAVID D. JONES, JR.
                                          --------------------------------------------------------------
                                          David D. Jones, Jr.
                                          President, Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

Date:  December 24, 1998                  /s/ ALFRED D. KINGSLEY
                                          --------------------------------------------------------------
                                          Alfred D. Kingsley
                                          Chairman of the Board

Date:  December 24, 1998                  /s/ GARY K. DUBERSTEIN
                                          --------------------------------------------------------------
                                          Gary K. Duberstein
                                          Vice Chairman and Assistant Secretary of the Board

Date:  December 24, 1998                  /s/ RICHARD KATZ
                                          --------------------------------------------------------------
                                          Richard Katz
                                          Vice Chairman of the Board

Date:  December 24, 1998                  /s/ RON HIRAM
                                          --------------------------------------------------------------
                                          Ron Hiram
                                          Director

Date:  December 24, 1998                  /s/ FRANK V. SICA
                                          --------------------------------------------------------------
                                          Frank V. Sica
                                          Director

Date:  December 24, 1998                  /s/ DAVID D. JONES, JR.
                                          --------------------------------------------------------------
                                          David D. Jones, Jr.
                                          President, Chief Executive Officer and Director

Date:  December 24, 1998                  /s/ ANDREW P. HINES
                                          --------------------------------------------------------------
                                          Andrew P. Hines
                                          Executive Vice President and Chief Financial Officer,
                                          Director (Principal Financial Officer)

Date:  December 24, 1998           By:    /s/ JOSEPH P. TOMCZAK
                                          --------------------------------------------------------------
                                          Joseph P. Tomczak
                                          Vice President and Controller
                                          (Principal Accounting Officer)

                          OUTBOARD MARINE CORPORATION

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
  3.1 (a)    --   Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Annual Report on Form
                  10-K/A for the year ended September 30, 1997 (the "1997
                  10-K"))*
  3.2 (a)    --   Amended and Restated by-laws of the Company (filed as
                  Exhibit 3(B) to the 1997 10-K)*
      (a)(1) --   Amended and Restated by-laws of the Company (adopted July
                  23, 1998) (filed as Exhibit 3.2(a)(1) to the Company's
                  Registration Statement on Form S-4 (Registration No.
                  333-57949) (the "Form S-4"))*
  4.1        --   Indenture for the 10 3/4% Senior Notes due 2008, Series A
                  (the "Old Notes") and 10 3/4% Senior Notes due 2008, Series
                  B (the "Exchange Notes"), dated as of May 27, 1998 among the
                  Company, the Subsidiary Guarantors and State Street Bank and
                  Trust Company, as trustee (filed as Exhibit 4.1 to the Form
                  S-4)*
  4.2        --   Form of Old Note (included in Exhibit 4.1) (filed as Exhibit
                  4.1 to the Form S-4)*
  4.3        --   Form of Exchange Note (filed as Exhibit 4.2 to the Form
                  S-4)*
  4.4        --   Form of Subsidiary Guarantee of the Old Notes and the
                  Exchange Notes (included in Exhibit 4.1) (filed as Exhibit
                  4.1 to the Form S-4)*
  4.5        --   Registration Rights Agreement dated as of May 27, 1998 among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                  & Jenrette Securities Corporation and Bear, Stearns & Co.,
                  Inc. (filed as Exhibit 4.5 to the Form S-4)*
  4.6        --   Depositary Agreement dated as of May 27, 1998 among the
                  Company, State Street Bank and Trust Company, as trustee,
                  NationsBank, N.A., as administrator agent, and State Street
                  Bank And Trust Company, as depositary agent (filed as
                  Exhibit 4.6 to the Form S-4)*
  4.7        --   With respect to rights of holders of the Company's 9 1/8%
                  Sinking Fund Debentures due 2017, reference is made to
                  Exhibit 4(A) to the Company's Registration Statement Number
                  33-12759 filed on March 20, 1987*
  4.8        --   With respect to rights of holders of the Company's 7%
                  Convertible Subordinated Debentures due 2002, reference is made to the Company's Registration Statement Number 33-47354 filed on April 28, 1992*
  4.9        --   With respect to the Supplemental Indenture dated September
                  30, 1997 related to the Company's 7% Convertible
                  Subordinated Debentures due 2002, reference is made to
                  Exhibit 4(c) to the 1997 10-K*
 10.1        --   With respect to Severance Agreement between the Company and certain elected and appointed officers and certain other
                  executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's Schedule 14D-9 filed with the
                  Securities and Exchange Commission on July 15, 1997*
 10.2        --   With respect to the Consulting Agreement for Mr. Bowman
                  dated September 24, 1997, reference is made to Exhibit 10(I)
                  to the 1997 10-K*
 10.3        --   With respect to the Employment Agreement of Mr. Hines dated
                  October 6, 1997, reference is made to Exhibit 10(J) to the
                  1997 10-K*

EXHIBIT
NUMBER                                    DESCRIPTION
-------                                   -----------
 10.4        --   With respect to the Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas, N.A.
                  dated January 6, 1998, reference is made to Exhibit 10(E) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997*
 10.5        --   First Amendment to Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas, N.A.
                  dated May 21, 1998 (filed as Exhibit 10.5 to the Form S-4)*
 10.6        --   With respect to the Employment Agreement of Mr. Jones dated
                  March 10, 1998, reference is made to Exhibit 10(F) to the
                  Company's Quarterly Report on Form 10-Q for the fiscal
                  quarter ended March 31, 1998*
 10.7        --   With respect to the Personal Rewards and Opportunity
                  Program, reference is made to Exhibit 10(G) to the Company's
                  Quarterly Report on Form 10-Q for the fiscal quarter ended
                  March 31, 1998*
 10.8        --   Employment Agreement of Robert Gowens dated October 1, 1998
 10.9        --   Second Amendment to Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas,
                  N.A., dated effective as of August 31, 1998
 10.10       --   Third Amendment to Amended and Restated Loan and Security
                  Agreement between the Company and NationsBank of Texas,
                  N.A., dated effective as of December 21, 1998
 11          --   Computation of per share earnings (loss)
 12          --   Statement of Computation of Ratios of Earnings (Loss) to
                  Fixed Charges
 21          --   Subsidiaries of Registrant (filed as Exhibit 21 to the 1997
                  10-K)*
 27          --   Financial Data Schedule

---------------

* Incorporated herein by reference.