Form 10KT405
period 1998-12-31
OUTBOARD MARINE CORP
filed 1999-03-03
CIK 75149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

(MARK ONE)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

      FOR THE TRANSITION PERIOD FROM OCTOBER 1, 1998 TO DECEMBER 31, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates at December 31, 1998 was $0.

     Number of shares of Common Stock of $0.01 par value outstanding at December 31, 1998 was 20,425,554 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

ITEM
NO.                                                                  PAGE
----                                                                 ----
       PART I
  1    Business....................................................    3
  2    Properties..................................................   16
  3    Legal Proceedings...........................................   17
  4    Submission of Matters to a Vote of Security Holders.........   17
       PART II
  5    Market for Registrant's Common Equity and Related              17
       Shareholder Matters.........................................
  6    Selected Financial Data.....................................   17
  7    Management's Discussion and Analysis of Financial Condition    19
       and Results of Operations...................................
  7A   Quantitative and Qualitative Disclosures About Market          35
       Risk........................................................
  8    Financial Statements and Supplementary Data.................   37
  9    Changes in and Disagreements on Accounting and Financial       71
       Disclosure..................................................
       PART III
 10    Directors and Executive Officers of the Registrant..........   72
 11    Executive Compensation......................................   76
 12    Security Ownership..........................................   86
 13    Certain Relationships and Related Transactions..............   88
       PART IV
 14    Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.........................................................
       Signatures..................................................
       Exhibit Index...............................................

                                     PART I

ITEM 1.  BUSINESS

     Unless the context otherwise requires, all references herein to the "Company" or "OMC" shall mean Outboard Marine Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless otherwise indicated, all domestic industry statistics referenced herein are derived from data published by the National Marine Manufacturers' Association ("NMMA"), which the Company has not independently verified but believes to be reliable. All foreign industry data referenced herein are estimates prepared internally by the Company based in part on publicly-available sources, which the Company has not independently verified but believes to be reliable. Prior to October 1, 1998, the Company's fiscal year ended each September 30. Therefore, for example, references herein to fiscal 1998 or fiscal year 1998 refer to the Company's fiscal year ended September 30, 1998. However, effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31.

GENERAL

     Outboard Marine Corporation believes it is the world's largest dedicated manufacturer of outboard marine engines and boats. As of December 31, 1998, the Company had an approximate 35% share of the United States outboard marine engine market and estimated it had an approximate 26% share of the worldwide market. Sold under the Johnson and Evinrude brand names, the Company offers one of the industry's widest ranges of outboard engines, with models ranging from two to 250-horsepower. The Company's boat brands are also among the most recognized in the industry and are one of the market leaders in several categories, including the fishing, aluminum and recreational boat segments. OMC's primary boat brands include Chris*Craft, Four Winns, Seaswirl, Stratos, Javelin, Hydra-Sports, Lowe and Princecraft. The Company also generates a significant, recurring stream of revenue in replacement parts and accessories from its large installed base of over seven million engines. The Company believes that its marine dealer network of approximately 6,500 independent authorized dealers worldwide, approximately 4,300 of which are located in North America, is one of the largest marine dealer networks in the world. The Company currently has several important strategic alliances with respect to marine engines, including for the development of the FICHT fuel-injection technology, a supply arrangement with Suzuki Motor Corporation relating to certain four-stroke outboard engines, and a supply arrangement with Volvo Penta of the Americas, Inc. relating to gasoline sterndrive and inboard marine power systems.

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

     Since the Greenmarine Acquisition, the Company has recruited a new senior management team led by David D. Jones, Jr. as President and Chief Executive Officer. Mr. Jones was previously President of the Mercury Marine Division of Brunswick Corporation, where, under his direction, the division gained substantial market share in several key marine segments. Mr. Jones has more than twenty years of experience in the marine industry. The new management team also includes Andrew P. Hines who joined the Company as Executive Vice President and Chief Financial Officer. Mr. Hines has extensive experience in turnaround situations. In addition, the Company has added a substantial number of new members to its management team to fill key operational and administrative positions, including new heads of most of its boat divisions, its engine manufacturing operations, its purchasing and supply operations, and its sales, marketing and advertising operations. The new senior management team has developed several key initiatives to turn around and substantially improve the Company's operations.

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

INDUSTRY OVERVIEW

     The recreational boating industry generated approximately $19.2 billion in domestic retail sales in 1998, including approximately $8.7 billion in sales of boats, engines and trailers. According to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures.

     Recreational marine industry sales are impacted by the general state of the economy, interest rates, consumer spending, technology, dealer effectiveness, demographics, weather conditions, fuel availability and government regulations and other factors. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Cyclicality; Seasonality; Weather Conditions." During the period from 1983 to 1992, the recreational marine industry experienced both its largest growth (from 1983 to 1988) and its largest downturn (from 1988 to 1992) in over 30 years. The growth was stimulated not only by increasing real disposable income, but also by the emerging trend within the marine industry of packaging engines with boats, which resulted in boat packages that were more affordable to consumers, and easily obtainable marine loans that required no money down and could be financed over a term of over ten years. The contraction in sales from 1988 to 1992 was due to the recession during the early 1990s, as well as to the fact of the accentuated level of sales in the late 1980s. Many boat owners had loan balances in the early 1990s that exceeded the value of the boats, which made trade-up sales more difficult to obtain. In addition, the U.S. government imposed a luxury tax in 1990 on boats sold at prices in excess of $100,000. The Company believes that many consumers were under the impression that this luxury tax applied to all boats and that this depressed sales of boats in all price segments. The luxury tax was repealed in 1993.

     Since 1992, domestic sales of recreational boats have increased from $2.2 billion to $3.6 billion in 1998.

PRODUCTS

     The Company manufactures a wide variety of outboard engines, including marine parts and accessories, and boats and distributes these products throughout the world.

     The following table sets forth, for the periods indicated, information concerning the Company's net sales by product category expressed in dollars in millions and as a percentage of net sales.

                            THREE MONTHS
                               ENDED           FISCAL YEAR ENDED     FISCAL YEAR ENDED     FISCAL YEAR ENDED
                         DECEMBER 31, 1998     SEPTEMBER 30, 1998    SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                         ------------------    ------------------    ------------------    ------------------
Engines................   $111.9      56.1%    $  636.5     62.1%     $560.4      57.2%    $  628.5     56.0%
Boats..................     87.5      43.9        389.2     37.9       419.1      42.8        493.0     44.0
                          ------     -----     --------    -----      ------     -----     --------    -----
Total..................   $199.4     100.0%    $1,025.7    100.0%     $979.5     100.0%    $1,121.5    100.0%
                          ======     =====     ========    =====      ======     =====     ========    =====

     The following table sets forth, for the periods indicated, information concerning the Company's net sales by geographic region expressed in dollars in millions and as a percentage of net sales (for additional information concerning the Company's sales by geographic region, see Note 16 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein).

                            THREE MONTHS
                               ENDED           FISCAL YEAR ENDED     FISCAL YEAR ENDED     FISCAL YEAR ENDED
                         DECEMBER 31, 1998     SEPTEMBER 30, 1998    SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                         ------------------    ------------------    ------------------    ------------------
United States.........    $152.0      76.2%    $  769.7     75.0%     $721.0      73.6%    $  813.3     72.5%
Europe................      15.6       7.8         91.9      9.0        90.9       9.3        114.8     10.2
Other.................      31.8      16.0        164.1     16.0       167.6      17.1        193.4     17.3
                          ------     -----     --------    -----      ------     -----     --------    -----
Total.................    $199.4     100.0%    $1,025.7    100.0%     $979.5     100.0%    $1,121.5    100.0%
                          ======     =====     ========    =====      ======     =====     ========    =====

OUTBOARD ENGINES

     The Company's Johnson and Evinrude brands are two of the most recognized outboard engine brands worldwide. Johnson and Evinrude are competitively priced with other premium priced outboard engines and include offerings in virtually every segment of the outboard engine market. In July 1998, the Company announced its new brand strategy for its Johnson and Evinrude outboard engines. This strategy is designed to differentiate the Johnson and Evinrude lines, which had become identical engines. Johnson and Evinrude engines are now readily distinguishable from each other and are being marketed to target different consumers. The Company's Evinrude brand comprises two-stroke models incorporating the Company's FICHT fuel-injection technology and certain four-stroke engines. The Evinrude brand is being marketed as the Company's "premium" outboard marine engine brand. The Company's Johnson brand comprises a full line of traditional carbureted two-stroke models. In addition, the Company has entered into a supply agreement with an affiliate of Suzuki Motor Corporation under which Suzuki manufactures certain other four-stroke engines for sale by the Company under its Evinrude brand.

     In 1997, the Company introduced a 150-horsepower outboard engine with FICHT fuel-injection technology. Through its Evinrude brand line, the Company currently offers engines incorporating its innovative FICHT fuel-injection technology in the 90, 115, 150, 175, 200 and 225-horsepower categories and is reviewing expanding this technology across the remainder of the Evinrude outboard engine product line. The FICHT fuel-injection system uses an electronically driven fuel injector, controlled by a powerful microprocessor-based engine management system, to blast short bursts of highly pressurized fuel directly into the combustion chamber at rates of up to 100 times per second. This high-pressure fuel pulse atomizes and positions each burst of gasoline in the cylinder for complete ignition once the exhaust port has been closed by the rising piston resulting in no unburned fuel escaping prior to combustion. The FICHT fuel-injection technology possesses several advantages over standard two-stroke engines, including smoother and quieter operation, 35% better fuel economy on average, up to 80% reduction in hydrocarbon emissions and virtually no smoke on start-up. In addition, two-stroke engines based on the FICHT fuel-injection technology offer several benefits relative to four-stroke engines, including increased low-end power, lighter weight and smaller size. Engines with FICHT fuel-injection technology meet the EPA emissions standards set for the year 2006.

     The Company has developed and is implementing strategies to address performance issues that have been identified in certain applications of several of its FICHT engines. These strategies include modifications to the 1999 model-year FICHT engines and changes to the production processes for FICHT engines. In addition, upgrade kits are being provided to dealers for certain previously sold FICHT engines. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- General Introduction of FICHT Engines; Regulatory Compliance" and "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations -- Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997."

     Since the Company originally acquired the FICHT technology, it has been actively engaged in research and development efforts aimed at improving the FICHT technology. See "-- Research and Development" below. The Company, directly or through its FICHT GmbH & Co. KG subsidiary, has entered into arrangements to sublicense the FICHT fuel-injection technology to manufacturers of snowmobiles, personal watercraft, motorcycles and lawn equipment, including Polaris Industries, Inc., Arctic Cat, Inc., Kawasaki Heavy Industries, Ltd., and two lawn and garden-care equipment manufacturers. See "-- Strategic
Alliances -- FICHT Joint Venture" and "-- Intellectual Property" below. The Company is currently evaluating other opportunities to sublicense the FICHT fuel-injection technology to manufacturers of non-automotive engines.

     The following table sets forth the number of engine models and price range by size of engine in terms of horsepower:

                                                                NUMBER OF    RETAIL PRICE
HORSEPOWER RANGE                                                 MODELS        RANGE($)
----------------                                                ---------    ------------
2-24 horsepower.............................................        60          676-3,060
25-99 horsepower............................................        83        2,534-8,454
100-250 horsepower..........................................        76       7,836-16,076
                                                                   ---
     Total..................................................       219
                                                                   ===

  Parts and Accessories

     The Company also offers a wide line of marine parts and accessories through its Johnson and Evinrude dealers. Key products include engine parts, propellers and engine oil. Most of the parts business consists of replacement parts for outboard motors. The Company estimates that there are approximately seven million Johnson and Evinrude outboard motors in use, which produce a steady demand for high-margin replacement parts. In addition, in 1996, OMC launched a new value-line of marine accessories under the Nautic Pro brand name. This brand is marketed in part through a new distribution channel of marine and discount retailers, and is priced to compete with other private label and discount brands. Marine parts and accessories comprised approximately 18% and 13% of OMC's sales in fiscal year 1998 and the three months ended December 31, 1998, respectively.

     In June 1998, the Company announced that it had entered into a long-term strategic business agreement with Johnson Worldwide Associates, Inc. to supply a range of private-label, electric trolling motors designed to the Company's specifications. This arrangement allows the Company to offer its dealers a full line of industry leading electric trolling motors with state-of-the-art technology.

BOATS

     The Company's boat brands are among the most recognized in the industry and are one of the market leaders in several categories, including the fishing, aluminum and recreational boat segments. OMC's primary boat brands include Chris*Craft, Four Winns, Seaswirl, Stratos, Javelin, Hydra-Sports, Lowe and Princecraft.

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

     The following table provides a brief description of the Company's 1999 model year boat products by category, including product line and trade name, overall length, retail price range, and a brief description of boats manufactured:

PRODUCT LINE                      OVERALL          RETAIL
& TRADE NAME                     LENGTH(FT)    PRICE RANGE($)                 DESCRIPTION
------------                     ----------    --------------                 -----------
RECREATIONAL:
Chris*Craft....................    19-32       19,993-122,947    Chris*Craft is one of the world's
                                                                 most recognized brands in the marine
                                                                 industry, serving the "prestige"
                                                                 market for boaters seeking a
                                                                 "top-of-the-line" boat. In 1997,
                                                                 Powerboat Magazine named the
                                                                 Chris*Craft 210 Bowrider "Boat of the
                                                                 Year."
Four Winns.....................    17-33       11,600-148,056    Four Winns is the nation's third most
                                                                 popular boat brand. Four Winns offers
                                                                 a premium line of family-oriented
                                                                 recreational boats.
Seaswirl.......................    17-26        13,900-59,500    Seaswirl is a mid-priced boat line,
                                                                 and is one of the leading boat brands
                                                                 in the Western United States.
FISHING:
Stratos........................    16-21        17,047-34,457    Stratos is a performance line of
                                                                 freshwater fishing boats designed for
                                                                 the discriminating angler. The line
                                                                 includes bass and fish-'n-ski boats.
Javelin........................    17-20        12,533-27,823    Javelin is a value-priced freshwater
                                                                 fishing boat line. Products include
                                                                 bass and fish-'n-ski boats.
Hydra-Sports...................    16-31       14,325-101,370    Hydra-Sports is a full line of
                                                                 saltwater fishing boats designed for
                                                                 the fishing enthusiast.
ALUMINUM:
Lowe...........................    10-25           385-22,828    Lowe offers aluminum jon, fishing,
                                                                 pontoon and deck boats.
Princecraft....................    10-24           473-28,634    Princecraft is a premium line of
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

     Since certain patents related to the FICHT technology have not been formally issued to date by certain foreign jurisdictions, the ultimate term of the 1997 License Agreement cannot be determined until each such unissued patent is issued. However, assuming that none of such unissued patents were to issue, the 1997 License Agreement would expire on July 25, 2015.

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

  OMC/Volvo Sterndrive Joint Venture

     On December 8, 1998 the Company sold its interest in the joint venture Volvo Penta Marine Products L.P. (the "Volvo Penta Joint Venture") to Volvo Penta of the Americas, Inc. ("Volvo"). The joint venture was formed by the Company, AB Volvo Penta and Volvo Penta North America, Inc. in 1993 to manufacture sterndrive engines for boats. Separately, the Company and Volvo entered into an agreement whereby Volvo will supply to the Company sterndrives through June 30, 2001 and component parts through June 30, 2011 and the Company will supply component parts to Volvo through June 30, 2011.

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

SALES AND DISTRIBUTION

     The Company believes that it has one of the world's largest marine dealer networks with approximately 6,500 dealers worldwide, approximately 4,300 of the dealers are in North America, and many of them sell both the Company's boats and its engines. The Company's outboard engines and parts and accessories are distributed in the United States and Canada through a dealer network. The majority of these dealers purchase the Company's products directly from the Company. The Company's boats are sold, for the most part, directly to dealerships. Distribution of the Company's products outside the United States and Canada is handled by various divisions and subsidiaries of the Company, which sell to dealers and wholesale distributors throughout the world. The Company's dealership agreements are typically nonexclusive and are executed on an annual basis.

     The Company sponsors various programs to provide its dealers with marketing and financial assistance and to encourage them to offer broader lines of the Company's products. Such programs include "cooperative" advertising, boat-show promotions, dealer rebate programs and "floor plan" financing assistance and various other credit arrangements. In a typical "floor plan" financing arrangement, an institutional lender agrees to provide a dealer with a line of credit in a specified amount for the purchase of inventory which secures such credit. For certain lenders the Company, in turn, agrees to repurchase products up to a specified amount in the event of repossession by the lender upon a dealer's default. The Company's "floor plan" financing arrangements contain provisions that limit the Company's obligations to approximately $32 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30-month period. For the three-month period ended December 31, 1998 and for fiscal 1998, the Company repurchased approximately $1.4 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

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

     In September 1998, the Company announced that it will be closing its engine manufacturing facilities located in Milwaukee, Wisconsin and Waukegan, Illinois by the end of the year 2000. In connection with these closures, the Company recorded a restructuring charge of $98.5 million in fiscal year 1998. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operation -- General" and Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein. As part of the Company's plan to close these facilities, substantially all of the production operations currently conducted at these facilities will be outsourced to third-party vendors with the balance being relocated to other facilities of the Company. These plant closures will be effected in phases, and the production transfers associated therewith already have begun and are expected to be completed by December 2000.

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

  Foreign Operations

     For the three months ended December 31, 1998 and for fiscal year 1998, approximately 24% and 25%, respectively of the Company's net sales were derived from operations conducted outside the United States. As of December 31, 1998 and as of September 30, 1998, approximately 3% of the Company's long-lived assets (primarily property, plant and equipment) were located outside the United States. Foreign operations are subject to special risks that can materially affect sales of the Company and the value of the Company's foreign assets, including currency exchange rate fluctuations, the impact of inflation, government expropriation, exchange controls and other restrictions on the repatriation of earnings, political instability, civil insurrection and other risks. Changes in certain exchange rates could have an adverse effect on the relative prices at which the Company and foreign competitors sell their products in the same market and on the Company's ability to meet interest and principal obligations with respect to its U.S. dollar-denominated debt (see "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk"). Similarly, the cost of certain items required in the Company's operations may be affected by changes in the value of the relevant currencies. Specifically, the substantial devaluation of the Japanese yen since the beginning of the fourth quarter of fiscal year 1997 has improved the competitive position of several of the Company's Japanese competitors by decreasing the sales price in U.S. dollars of their Japanese products in the U.S. market. While the Company hedges certain exposures to foreign currency exchange rate changes arising in the ordinary course of business, there can be no assurance that the Company will be successful and that shifts in currency exchange rates will not have a material adverse effect on the Company. See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Resources" and Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

  Quality Assurance

     The Company maintains rigid quality controls and extensively tests its products and components in each of its manufacturing and assembly facilities. In addition to on-site testing, the Company maintains year-round, on-water testing facilities in Illinois and Florida. The Company continuously monitors and endeavors to improve its quality assurance programs and further intends to expand these programs and further motivate its workforce towards achieving increasing quality standards.

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

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The sale of FICHT engines accounted for approximately 8% and 16.2% of the Company's revenues for the fiscal year ended 1998 and the three-month period ended December 31, 1998, respectively.

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

RESEARCH AND DEVELOPMENT

     In the three-month period ended December 31, 1998 and the fiscal years 1998, 1997 and 1996, OMC spent $10.2 million, $36.8 million, $38.2 million and $41.8 million, respectively, on research and development activities relating to the development of new products and improvement of existing products, including the FICHT fuel-injection technology. All of these activities were financed by OMC. The EPA has adopted regulations governing emissions from marine engines. The regulations relating to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers are required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year beginning in model year 1999. In 1994, the Company announced Project LEAP, a project to develop new low-emission technologies and to convert its entire outboard product line to low-emission products within the next decade. To date, the Company estimates that it has spent approximately $54.0 million on Project LEAP, including the introduction of its new FICHT fuel-injection technology and four-stroke outboard engines, and by the year 2006, the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emission standards. Compliance with these standards adds cost to the Company's engine products in the short-term. However, this situation is not seen as a major deterrent to sales since value will be added to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. The Company believes this situation will not have a material impact on future results of operations or the financial condition of the Company. See "Item
7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations."

ENVIRONMENTAL AND REGULATORY MATTERS

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and earlier state laws impose joint, strict, and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, (ii) parties who generated hazardous substances that were released at such facilities and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted Superfund statutes comparable to, and in some cases more stringent than, CERCLA. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

     Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the Company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of their ability to pay. As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At December 31, 1998, the Company accrued approximately $25.0 million for costs relating to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities. Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Therefore, the Company believes the accruals accurately reflect the Company's liability based upon current information.

     The EPA has adopted regulations governing emissions from marine engines. The regulations relating to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers are required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year beginning in model-year 1999. In 1994, the Company announced Project LEAP, a project to convert its entire outboard product line to low-emission products within the next decade. Through December 31, 1998, the Company estimates that it has spent approximately $54.0 million on low emissions technology, and by the year 2006 the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emissions standards. The Company does not believe that compliance with these standards, which will add cost to the Company's engine products and will initially result in a lower margin to the Company, will be a major deterrent to sales. The Company believes that its new compliant technology will add value to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. The Company does not believe that compliance with these new EPA regulations will have a material adverse effect on its financial condition or future results of operations.

     On December 10, 1998 the California Air Resources Board ("CARB") adopted emissions standards for outboard engines and personal watercraft sold in the State of California that would require compliance with the EPA's year 2006 emissions standards in 2001, and significantly more stringent standards in 2004 and 2008. All manufacturers of outboard engines and personal watercraft will be affected by the regulations. While the Company has not been able to fully assess the impact that such standards will have on its business, the Company has begun to assess possible responses to these standards, including a possible legal challenge. The Company's FICHT fuel-injection and four-stroke outboard engines currently comply with CARB's 2001 standards, and all but one of these engines comply with CARB's 2004 standard. The Company believes that this one engine will be in compliance by 2004. In addition, based on current technology, CARB's year 2008 standards would require the Company to turn to untested technologies in an attempt to achieve compliance. The California market represents only an approximate 3% of the Company's North American sales of outboard engines.

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

     In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities", which provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the quarter ended September 30, 1997. The change in accounting estimate required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites. The initial expense for implementation of SOP 96-1 was $7.0 million, charged to selling, general and administrative expense in the quarter ended September 30, 1997. See Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

RAW MATERIALS

     The principal raw materials required in the Company's manufacturing operations are aluminum, resin and fiberglass, all of which are purchased at competitive or prevailing market prices. The Company has supply arrangements for the purchase of resin and aluminum. From time to time, the Company has also purchased commodity options to hedge anticipated price fluctuations with respect to purchases of aluminum. See "Item 7A -- Quantitative and Qualitative Disclosures About Market Risk" and Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein. The Company believes that adequate sources of supply exist and will continue to exist, at competitive prices, for all of the Company's raw material requirements.

EMPLOYEES

     As of December 31, 1998, approximately 7,273 people were employed by OMC and its subsidiaries worldwide (6,200 domestic employees), consisting of 1,474 salaried and 5,799 hourly employees. Approximately 17% of the Company's employees are represented by one of three unions. The Laborers International Union of North America ("LIUNA") represents approximately 476 employees at the Calhoun, Georgia facility; the independent Marine Machinists Association ("IMMA") represents approximately 378 employees at the Waukegan, Illinois facility; and the United Steel Workers of America ("USWA") represents approximately 371 employees at the Milwaukee, Wisconsin facility. The Company's agreements with the LIUNA, IMMA and USWA are effective through September 30, 2000, October 30, 1999 and March 31, 2003, respectively. The Company believes that its labor relations are satisfactory.

     In connection with the Company's planned closure of its manufacturing facilities in Milwaukee, Wisconsin and in Waukegan, Illinois, the Company's workforce will be reduced by approximately 950 salaried and hourly employees by the end of the year 2000. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

ITEM 2.  PROPERTIES

     The following table sets forth the Company's material facilities as of December 31, 1998.

                                                                        OWNED OR LEASED       SQUARE
LOCATION                               FACILITY TYPE/USE              (LEASE EXPIRATION)      FOOTAGE
--------                               -----------------              -------------------    ---------
Waukegan, IL.........................  Worldwide headquarters;               Owned           1,400,000
                                         outboard engine component
                                         manufacturing
Delavan, WI..........................  Outboard engine component      Leased (Aug. 2006)        40,000
                                         manufacturing
Milwaukee, WI........................  Outboard engine component             Owned             375,000
                                         manufacturing
Burnsville, NC.......................  Outboard engine component             Owned             290,000
                                         manufacturing
Spruce Pine, NC......................  Outboard engine component             Owned             100,000
                                         manufacturing
Andrews, NC..........................  Outboard engine component             Owned             150,000
                                         manufacturing
Calhoun, GA..........................  Outboard engine assembly              Owned             290,000

                                                                        OWNED OR LEASED       SQUARE
LOCATION                               FACILITY TYPE/USE              (LEASE EXPIRATION)      FOOTAGE
--------                               -----------------              -------------------    ---------
Beloit, WI...........................  Worldwide parts and                   Owned             483,000
                                         accessories distribution
                                         center
Waukegan, IL.........................  Distribution center            Leased (Jan. 2003)       180,000
Morrow, GA...........................  Distribution center                   Owned              86,000
Parsippany, NJ.......................  Distribution center                   Owned              88,000
Dallas, TX...........................  Distribution center                   Owned              86,000
Kent, WA.............................  Distribution center            Leased (Dec. 2000)        56,000
Sunrise, FL..........................  Sales Office                   Leased (Sept. 2001)        8,000
Cadillac, MI.........................  Boat manufacturing                    Owned             364,000
Lebanon, MO..........................  Boat manufacturing                    Owned             227,000
Murfreesboro, TN.....................  Boat manufacturing                    Owned             275,000
Columbia, SC.........................  Boat manufacturing                    Owned             178,000
Culver, OR...........................  Boat manufacturing                    Owned             166,000
Syracuse, IN.........................  Boat manufacturing                    Owned             235,000
Sarasota, FL.........................  Boat manufacturing                    Owned             153,000
Princeville, Quebec, Canada..........  Boat manufacturing                    Owned             417,000
Juarez, Chihuahua, Mexico............  Outboard engine component             Owned             200,000
                                         manufacturing
Dongguan, China......................  Outboard engine component      Leased (Dec. 2002)        65,000
                                         manufacturing
Hong Kong............................  Outboard engine and            Leased (Jun. 2047)        35,000
                                         component manufacturing
                                         and distribution center
Manaus, Brazil.......................  Outboard engine and            Leased (Aug. 1999)        46,000
                                         component assembly and
                                         fabrication
Altona, Australia....................  Boat manufacturing and                Owned              28,000
                                         assembly
Yatala, Australia....................  Boat manufacturing and                Owned              37,000
                                         assembly
Bankstown, Australia.................  Office; distribution center    Leased (Dec. 2004)        54,000
Gent, Belgium........................  Office; distribution center    Leased (Apr. 2003)       121,000

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

     For a discussion of certain allegations relating to the FICHT technology, see "Item 1 -- Business -- Intellectual Property."

     Products sold or serviced by the Company may expose it to potential liability for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected the Company. The Company maintains a Domestic Products Liability/ Protection and Indemnity Self-Insured Retention Program. The Company has a Primary Self-Insured Retention for any one accident or occurrence of $250,000 with an underlying Self-Insured Retention of $2,000,000 per accident with a $2,000,000 per year aggregate. Product liability claims occurring outside the United States are covered by insurance with a limit of $1,000,000 per occurrence, $2,000,000 aggregate. In the event that the underlying products liability insurance or retentions are exhausted, there is excess coverage up to $100,000,000 per occurrence and in the aggregate.

     See also Note 18 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the three-month period ended December 31, 1998, there were no matters submitted to a vote of security holders.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There were two record holders of common stock of OMC at December 31, 1998. There is no established public trading market for the Company's common stock. During calendar year 1998, the Company granted an aggregate of 858,640 options to 160 employees.

ITEM 6.  SELECTED FINANCIAL DATA

     The following summary represents certain financial information for the three months ended December 31, 1998 and December 31, 1997, and the five fiscal years ended September 30, 1998, 1997, 1996, 1995, and 1994.

                                                   POST-MERGER COMPANY
                                        -----------------------------------------
                                          AT OR FOR THE
                                           THREE MONTHS                                        PRE-MERGER COMPANY
                                              ENDED                                 -----------------------------------------
                                           DECEMBER 31,
                                        ------------------   AT OR FOR THE FISCAL       AT OR FOR THE FISCAL YEARS ENDED
                                                                  YEAR ENDED                      SEPTEMBER 30,
(DOLLARS IN MILLIONS, EXCEPT PER SHARE             1997         SEPTEMBER 30,       -----------------------------------------
AMOUNTS AND RATIOS)                      1998    UNAUDITED           1998           1997(1)      1996       1995       1994
--------------------------------------  ------   ---------   --------------------   --------   --------   --------   --------
Net sales..........................     $199.4    $209.5           $1,025.7         $  979.5   $1,121.5   $1,229.2   $1,078.4
Net earnings (loss)................      (47.1)    (17.1)            (150.5)           (79.1)      (7.3)      51.4       48.5
Average number of shares of common
  stock outstanding and common stock
  equivalents, if applicable.......       20.4      20.4               20.4             20.2       20.1       20.1       20.0
Per average share of common stock--
  Net earnings (loss)
    Basic..........................      (2.31)    (0.84)             (7.38)           (3.91)     (0.36)      2.56       2.42
    Diluted........................      (2.31)    (0.84)             (7.38)           (3.91)     (0.36)      2.33       2.22
Dividends declared.................         --        --                 --             0.20       0.40       0.40       0.40
Total assets(2)                          916.2     977.5              949.9          1,050.2      873.7      907.0      817.1
Long-term debt.....................      247.0     102.8              247.9            103.8      177.6      177.4      178.2
OTHER DATA:
EBITDA (as defined)(3).............      (30.1)      0.9               20.0             (0.9)      77.3      118.7       93.4
  Net cash provided by operating
    activities.....................      (53.3)    (36.6)              60.3             (9.2)      91.1       51.4       57.3
  Net cash provided by investing
    activities.....................       (9.6)     (5.4)             (24.0)           (26.1)     (50.5)     (65.8)     (63.0)
  Net cash provided by financing
    activities                            31.2      12.0              (45.1)            (3.7)      (2.9)      (8.1)     (19.7)
Depreciation and amortization
  (including amortization of debt
  discount)........................       12.4      12.5               50.1             57.0       54.7       47.6       44.0
Amortization of debt discount......        0.1       0.3                0.8              2.7        0.8        1.0        0.8
Capital expenditures...............       15.1       6.3               34.4             36.3       52.7       66.5       68.2
Ratio of earnings to fixed charges...      N/A       N/A                N/A              N/A        N/A       3.5x       4.3x

---------------

(1) September 30, 1997 data includes Post-Merger Company data for total assets and long-term debt.

(2) Total assets at December 31, 1998, September 30, 1998 and September 30, 1997 are not comparable with 1996, 1995 and 1994 due to the application of purchase accounting in respect of the Greenmarine Acquisition. See Notes 1 and 2 of the Notes to the Consolidated Financial Statements contained in
    Item 8 elsewhere herein for further information on purchase accounting and certain reclassifications made to the Company's Statements of Consolidated Financial Position.

(3) "EBITDA" represents earnings from operations (including income derived from the Company's sterndrive joint venture, net of joint venture expenses) before depreciation and amortization (excluding debt discount amortization) and restructuring charges. For the fiscal years ended September 30, 1998 and September 30, 1996, "EBITDA" does not include restructuring charges of $98.5 million and $25.6 million, respectively. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein. For fiscal year ended September 30, 1997, "EBITDA" does not include a one-time $11.8 million charge due to a change of control expense related to compensation expenses resulting from the change of control as a result of the Greenmarine Acquisition. The Company accrued for income from the sterndrive joint venture, net of joint venture expenses, in Other Income and has included it in EBITDA because it reflects a recurring stream of revenue from the sale of the Company's sterndrive parts and accessories products. Income (loss) from the sterndrive joint venture, net of joint venture expenses, was $4.1 million, $4.9 million, $4.4 million, $7.2 million, $4.8 million, $1.2 million and $(0.3) million for the fiscal years ended 1994, 1995, 1996, 1997, 1998, and for the three months ended December 31, 1998 and 1997, respectively. EBITDA is widely used by securities analysts and is presented here to provide additional information about the Company's ability to meet its future debt service, capital expenditures and working capital requirements. While management believes that EBITDA is an appropriate approximation of the Company's liquidity, EBITDA should not be considered as an alternative to, or more meaningful than, income from operations or to cash flows from operating activities (as determined in accordance with generally accepted accounting principles), as a measure of liquidity, and should not be construed as a measure of liquidity or as an indication of a company's operating performance. EBITDA as presented herein may be calculated differently by other companies and, accordingly, the amounts presented herein may not be comparable to similarly titled measurements of other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the more detailed information and Consolidated Financial Statements of the Company, together with the notes thereto, included in Item 8 elsewhere herein.

GENERAL

     The Company restated its consolidated financial statements for its fiscal year ended September 30, 1997 in connection with its revising the accounting for its acquisition by Greenmarine Holdings. The Company also restated its financial statements for its fiscal quarters ended December 31, 1997, March 31, 1998, and June 30, 1998. The restatement resulted from management's reconsideration of the periods to which the reorganization plan expenses incurred in connection with the acquisition by Greenmarine Holdings should be charged. As of September 30, 1997, management had recorded these expenses as purchase accounting adjustments. Upon further consideration, management believed that these charges were more appropriately reported in fiscal year 1998. Operational refinements during fiscal year 1998, including changes in the specific plants to be closed, and the fact that certain parts of the plan were not implemented within a one year time period, resulted in a decision that these expenses were, using interpretations of authoritative accounting literature, more appropriately reported in fiscal year 1998. As a result, the Company's September 30, 1997 financial statements were restated to reverse $122.9 million of previously recorded accrued liabilities and contingencies with a corresponding reduction in goodwill. The Company recognized approximately $149 million in operating expenses and restructuring costs in fiscal year 1998 to record its reorganization plan and contingencies, including a restructuring charge of $98.5 million, and additional operating expenses of $53.3 million, which was offset partially by an approximate $3.0 million reduction in amortization expense. The Company also reclassified certain deferred tax liabilities to a corresponding liability account. These deferred tax liabilities were previously offset against deferred tax assets associated with certain purchase accounting reserves that were subsequently reversed in the restatements. Separately, the Company reduced the deferred tax assets and the corresponding valuation allowance to reflect the tax impacts of the purchase accounting adjustments. As part of the purchase accounting adjustments, the Company also reclassified a valuation reserve for a joint venture investment to "other assets" from "accrued liabilities". Such reclassifications did not change net income in the Statement of Consolidated Earnings for the fiscal year ended September 30, 1997 and September 30, 1998. The restatements did not have an effect on the Company's Statement of Consolidated Cash Flows (other than certain reclassifications in the cash flows from operations) for fiscal year 1997 or fiscal year 1998.

     Effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31. Accordingly, the Company is filing with the Securities and Exchange Commission this transition report on Form 10-K for the transition period of October 1, 1998 through December 31, 1998.

     Industry Overview. According to data published by the NMMA, the recreational boating industry generated approximately $19.2 billion in domestic retail sales in 1998, including approximately $8.7 billion in sales of boats, engines, trailers and accessories. In addition, according to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures.

     Cyclicality; Seasonality; Weather Conditions. The recreational marine industry is highly cyclical. Industry sales, including sales of the Company's products, are closely linked to the conditions of the overall economy and are influenced by local, national and international economic conditions, as well as interest rates, consumer spending, technology, dealer effectiveness, demographics, fuel availability and government regulations. In an economic downturn, consumer discretionary spending levels are reduced, often resulting in disproportionately large declines in the sale of relatively expensive items such as recreational boats. Similarly, rising interest rates could have a negative impact on consumers' ability, or willingness to obtain financing from lenders, which could also adversely affect the ability of the Company to sell its products. Even if prevailing economic conditions are positive, consumer spending on non-essential goods such as recreational boats can be adversely affected due to declines in consumer confidence levels. According to data published by the NMMA, total unit sales of outboard boats in the United States fell from a high of 355,000 units in 1988 to 192,000 units in 1992, while total unit sales of outboard engines in the United States fell from a high of 460,000 units to 272,000 units during the same time period. The sales decline in the marine industry during this period was the worst such decline in the last 30 years. According to data published by the NMMA, 1995 annual U.S. purchases of boats and engines increased to 336,960 and 317,000, respectively, but unit sales declined in 1996 and 1997, when reported U.S. sales of boats and engines were 320,850 and 308,000, and 304,600 and 302,000, respectively. The Company believes these declines were due partially to adverse weather conditions. In 1998, U.S. unit sales of boats and engines increased to 305,400 and 314,000, respectively.

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

     Acquisition by Greenmarine Holdings LLC. On September 12, 1997, Greenmarine Holdings acquired control of approximately 90% of the then outstanding shares of common stock (the "Pre-Merger Company Shares") of the Company through an $18.00 per share tender offer pursuant to Greenmarine Holdings' Offer to Purchase dated August 8, 1997 (the "Tender Offer"). On September 30, 1997, Greenmarine Holdings acquired the untendered Pre-Merger Company Shares by merging its acquisition subsidiary (i.e., Greenmarine Acquisition Corp.) with and into the Company (the "Merger", and together with the Tender Offer, the "Greenmarine Acquisition"). As a result of the Merger, the Company became a wholly-owned subsidiary of Greenmarine Holdings; each untendered Pre-Merger Company Share outstanding immediately prior to the Merger was converted into the right to receive a cash payment of $18.00 per share; and
20.4 million shares of new common stock of the Company were issued to Greenmarine Holdings. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, at September 30, 1997, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. The final excess purchase price over fair value of the net assets acquired was approximately $120 million and has been classified as goodwill in the Company's Statement of Consolidated Financial Position at September 30, 1998.

     New Management Initiatives. Since the Greenmarine Acquisition, the Company has assembled a new senior management team led by David D. Jones. The new senior management team has developed a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. Under its new management, the Company has also developed a business reorganization plan to realign and consolidate its products offered in the marketplace, and to improve existing manufacturing processes that will enable the Company to increase production efficiency and asset utilization. This turnaround strategy and reorganization plan includes the elimination and consolidation of certain of the Company's products, and the closing and consolidation of certain of the Company's manufacturing facilities with corresponding involuntary employee terminations. However, there can be no assurance that the Company's turnaround strategy will be fully implemented or that its anticipated benefits will be realized.

     In January 1998, the Company began implementing its turnaround strategy and reorganization plan by closing its Old Hickory, Tennessee facility and consolidating the freshwater fishing operations at the Company's Murfreesboro, Tennessee facility. The Company also began, and has now completed, the consolidation of certain of its saltwater fishing operations. In addition, the Company reduced its workforce by approximately 540 employees (in addition to the 950 employees discussed below), primarily within the Company's boat operations. The Company has accounted for liabilities assumed in connection with the severance benefits associated with the closure of the Old Hickory facility ($1.3 million) as part of the purchase price allocation at September 30, 1997. The Company has incurred approximately $0.8 million in severance costs through December 31, 1998.

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

     In June 1998, the Company announced the realignment of its aluminum boat brands. The most popular models from the Grumman, Roughneck and Sea Nymph lines were consolidated into the Lowe brand, which has been positioned to offer a full line of aluminum boats. The consolidation is a further step in the Company's efforts to reduce competition among its own brands in every aluminum market and as a way to help its dealers offer a complete line of boats to meet customer demand, rather than having to select from multiple boat company lines.

     Also in June 1998, the Company announced that it had entered into a long-term strategic business agreement with Johnson Worldwide Associates, Inc. to supply a range of private labeled electric trolling motors designed to OMC's specifications. This gives the Company a full line of industry leading, current technology electric trolling motors to offer its dealers.

     In July 1998, the Company announced a new brand strategy for its Johnson and Evinrude outboard engines. This strategy is designed to differentiate the Company's Johnson and Evinrude lines, which had become identical engines that were marketed under different names. Johnson and Evinrude engines are now readily distinguishable from each other and are being marketed to target different consumers. The Company's Evinrude brand comprises two-stroke models incorporating the Company's FICHT fuel-injection technology and certain four-stroke engines. The Evinrude brand is being marketed as the Company's "premium" outboard marine engine brand. The Company's Johnson brand comprises a full line of traditional carbureted two-stroke models. As a result, while OMC dealers previously sold either Johnson or Evinrude engines, they are now able to sell both engine lines.

     On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities by the end of the year 2000. A restructuring charge of $98.5 million was recognized in the fourth quarter of fiscal 1998 and includes charges for the costs associated with closing these two facilities, and the related employee termination benefits for approximately 950 employees. As of

December 31, 1998, the Company has not incurred any costs against the restructuring charge established in the prior fiscal year. See Note 4 of the Notes to the Condensed Consolidated Financial Statements contained in Item 8 elsewhere herein. The Company plans to outsource substantially all of the manufacturing of parts currently produced by these two facilities to third party vendors with the balance being relocated to other facilities of the Company. The Company has already transferred the manufacture of certain components, accessories and service parts and continues to obtain and review proposals from vendors in anticipation of outsourcing the remainder of the production. The Company has begun negotiations with the unions representing employees at the Milwaukee and Waukegan facilities regarding shutdown agreements. Although there can be no assurance, the Company believes that these negotiations will result in satisfactory shutdown agreements with the respective unions and anticipates substantial completion of the restructuring plan by the end of year 2000.

     Market Share. Since 1993, the Company's twelve-month rolling domestic outboard engine market share has gradually declined from 49% as of December 31, 1993 to 35% as of December 31, 1998, and its domestic boat market share has also declined from 20% to 13% for the same period. The primary causes for these declines have been the loss of key dealers to competitors and the rationalization of boat brands. In addition, competitors have offered products in certain categories for which the Company does not have a competitive product. Although there can be no assurance that the Company's market share will not continue to decline, the Company believes that its business strategies, including plans for future products and for products currently being offered, such as FICHT, will improve its market share.

     Introduction of FICHT Engines; Regulatory Compliance. The EPA has adopted regulations governing emissions from two-stroke marine engines. As adopted, the regulations as they relate to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers are required to reduce hydrocarbon emissions from outboard engines, on average by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. In 1994, the Company announced "Project LEAP", a project to convert its entire outboard product line to low-emissions products within the next decade. Partly in response to these EPA emission standards, the Company introduced its Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. The higher manufacturing costs of the FICHT fuel-injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which may or may not meet the new EPA standards, continue to be available.

     Through December 31, 1998, the Company estimates that it has spent approximately $54 million on low-emission technology, and by the year 2006 the Company is expected to spend an aggregate of approximately $90.0 million to meet the EPA's new emission standards.

     In fiscal year 1997, the Company became aware of certain performance issues associated with its FICHT engines. In April 1998, the Company began to identify the causes of these performance issues and an upgrade kit was prepared and distributed. This upgrade kit included certain performance enhancements to the FICHT engines, including, among other things, improvements to the mapping contained in the software of the engine-management module. The Company established a reserve for the correction of the identified problems in fiscal year 1998, which resulted in an approximate $7.0 million increase in the Company's warranty reserve for fiscal year 1998. In January 1999, the Company completed its analysis and determined that certain technological improvements were needed to improve the overall performance of the FICHT engines. As part of this strategy, an upgrade kit for previously sold models, which will contain additional performance enhancements to the FICHT engines, will be provided to dealers in April 1999. The Company expects the cost of the April 1999 upgrade kits to be approximately $4.3 million and has recorded an expense and a corresponding reserve for such costs in its financial statements as of December 31, 1998. The Company believes that the April 1999 upgrade kits will significantly improve the overall performance of its FICHT engines and reduce the

Company's overall warranty expense experienced for such engines. In addition, the Company will implement engine modifications and changes in production for the affected FICHT models. These engine modifications and production charges will be implemented during a planned two-week suspension of the Company's operations at certain of its engine-manufacturing facilities in March 1999. See "-- Temporary Plant Shutdown" below. Also, a limited warranty extension, from two to three years, will be provided on all FICHT engines purchased by customers between January 1, 1999 and March 31, 1999 that had been sold by the Company to its dealers as of December 31, 1998, which is intended to demonstrate the Company's confidence in the improved FICHT engines. The Company expects this warranty-extension program to cost approximately $1.3 million and, accordingly, has recorded an expense and a corresponding reserve for such costs in its December 31, 1998 financial statements. The Company also expects that actions to be taken to address the FICHT performance issues will result in additional expenses in 1999, primarily in the quarter ending March 31, 1999 due to higher levels of unabsorbed overhead costs, and a reduced level of engine sales in the March 31, 1999 quarter as compared to the same quarter in 1998, as production facilities are modified for the changes in the FICHT-engine production processes.

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There also can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes for this matter and recorded a liability in its September 1998 financial statements (See Note 18 of the Notes to the Consolidated Financial Statements contained elsewhere in Item 8 herein). The sale of FICHT engines accounted for approximately 8% and 16.2% of the Company's revenues in fiscal year 1998 and for the three months ended December 31, 1998, respectively.

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

     On December 10, 1998, the California Air Resources Board ("CARB") adopted emissions standards for outboard engines and personal watercraft sold in the State of California that would require compliance with the EPA's year 2006 emissions standards in 2001, and significantly more stringent standards in 2004 and 2008. All manufacturers of outboard engines and personal watercraft will be affected by the regulations. While the Company has not been able to fully assess the impact that such standards will have on its business, the Company has begun to assess possible responses to these standards, including a possible legal challenge. The Company's FICHT fuel-injection and four-stroke outboard engines currently comply with CARB's 2001 standards, and all but one of these engines comply with CARB's 2004 standard. The Company believes that this one engine will be in compliance by 2004. In addition, based on current technology, CARB's year 2008 standards would require the Company to turn to untested technologies in an attempt to achieve compliance. The California market represents an approximate 3% of the Company's domestic sales of outboard engines.

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

     OMC/Volvo Sterndrive Joint Venture. On December 8, 1998 the Company sold its interest in the joint venture Volvo Penta Marine Products L.P. (the "Volvo Penta Joint Venture") to Volvo Penta of the Americas, Inc. ("Volvo"). The joint venture was formed by the Company, AB Volvo Penta and Volvo Penta North America, Inc. in 1993 to manufacture sterndrive engines for boats. Separately, the Company and Volvo entered into an agreement whereby Volvo will supply to the Company sterndrives through June 30, 2001 and component parts through June 30, 2011 and the Company will supply component parts to Volvo through June 30, 2011. See Note 3 of the Consolidated Financial Statements contained in Item 8 elsewhere herein.

     Research and Development. In the three-month periods ended December 31, 1998 and December 31, 1997, OMC spent approximately $10.2 million, and $9.0 million, respectively, on research and development activities relating to the development of new products and improvement of existing products, including FICHT fuel-injection technology. In fiscal years ended September 30, 1998, 1997, and 1996, the Company spent approximately $36.8 million, $38.2 million, and $41.8 million for research and development activities, respectively. The Company expenses its research and development costs as they are incurred.

     Environmental Compliance. The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination arising at its owned or operated sites and facilities where its waste is being or has been disposed. The Company believes it is in substantial compliance with such laws except where such noncompliance is not expected to have a material adverse effect. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws impose joint, strict and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site. As of December 31, 1998, the Company has accrued approximately $25 million for costs relating to remediation at contaminated sites, including operation and maintenance for continuing and closed-down operations. The Company believes that these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such known or unknown matters. See Note 18 of the Notes to the Consolidated Financial Statements included in Item 8 elsewhere herein.

     Reclassification. Beginning in October 1998, warranty expense, which was previously reflected as a component of selling, general, and administrative expenses, is included as another component of cost of goods sold in the Company's Consolidated Statements of Earnings and Comprehensive Income. In addition, research and development expense, which was previously reflected as a component of cost of goods sold, is included as a selling, general and administrative expense in the Company's Consolidated Statements of Earnings and Comprehensive Income. Amounts reported for the prior periods have been reclassified to conform to the new presentation.

RESULTS OF OPERATION

     The following table sets forth, for the periods indicated, selected financial information expressed in dollars (millions) and as a percentage of net sales:

                                                                                          THREE MONTHS ENDED DECEMBER 31,
                                      FISCAL YEARS ENDED SEPTEMBER 30,                  ------------------------------------
                         ----------------------------------------------------------           1997
                               1996                1997                 1998              (UNAUDITED)             1998
                         -----------------    ---------------     -----------------     ----------------     ---------------
Net sales..............  $1,121.5    100.0%   $979.5    100.0%    $1,025.7    100.0%    $209.5     100.0%    $199.4    100.0%
Cost of goods sold.....     877.6     78.3     822.0     83.9        793.6     77.4      171.7      82.0      180.7     90.6
                         --------   ------    ------   ------     --------   ------     ------   -------     ------   ------
Gross earnings.........     243.9     21.7     157.5     16.1%       232.1     22.6       37.8      18.0       18.7      9.4
Selling, general and
  adminstrative
  expense..............     224.9     20.1     219.9     22.5        266.2     26.0       48.8      23.3       62.3     31.2
Restructuring
  charges..............      25.6      2.3        --       --         98.5      9.6         --        --         --       --
Change in control
expenses-compensation..        --       --      11.8      1.2           --       --         --        --         --       --
                         --------   ------    ------   ------     --------   ------     ------   -------     ------   ------
Loss from operations...      (6.6)    (0.7)    (74.2)    (7.6)      (132.6)   (13.0)     (11.0)     (5.3)     (43.6)   (21.8)
Non-operating expense,
  net..................       3.8      0.3       2.1      0.2         14.5      1.4        5.3       2.5        3.5      1.8
Provision (credit) for
  income taxes.........      (3.1)    (0.3)      2.8      0.3          3.4      0.3        0.8       0.4         --       --
                         --------   ------    ------   ------     --------   ------     ------   -------     ------   ------
Net loss...............  $   (7.3)    (0.7)%  $(79.1)    (8.1)%   $ (150.5)   (14.7)%   $(17.1)     (8.2)%   $(47.1)   (23.6)%
                         ========   ======    ======   ======     ========   ======     ======   =======     ======   ======

THREE MONTHS ENDED DECEMBER 31, 1998 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1997

     Net Sales. Net sales were $199.4 million in the three months ended December 31, 1998, a decrease of $10.1 million or 4.8% from $209.5 million in the three months ended December 31, 1997. Worldwide engine sales in the December 31, 1998 quarter were lower than in the comparable quarter in 1997 due primarily to lower demand for certain of the Company's outboard engines, loss of business with certain dealers and increased promotional pricing offered by competitors. International engine sales were also lower than the prior year period due to increased competition in Australia and deteriorating economic conditions in Latin America and Asia. In addition, boat sales were slightly lower than last year primarily as a result of the Company discontinuing certain product lines in the second and third quarters of fiscal year 1998.

     Cost of Goods Sold. Cost of goods sold increased to $180.7 million in the three months ended December 31, 1998 from $171.7 million in the three months ended December 31, 1997, an increase of $9.0 million or 5.2%. Cost of goods sold was 90.6% of net sales during the three months ended December 31, 1998 as compared with 82.0% of net sales during the comparable period in 1997. The increase in cost of goods sold as a percent of net sales was primarily due to a $8.6 million increase in warranty expense in the period related primarily to actions taken by the Company to address certain performance issues identified with the Company's FICHT engines, including a reserve for upgrade kits that are being provided in April 1999 for previously sold FICHT engines and a limited warranty extension, from two to three years, on FICHT engines sold by dealers to customers between January 1, 1999 and March 31, 1999. See
"-- General -- Introduction of FICHT Engines; Regulatory Compliance" above.

     Selling, General and Administrative ("SG&A"). SG&A expense increased to $62.3 million in the three months ended December 31, 1998 from $48.8 million in the three months ended December 31, 1997, an increase of $13.5 million or 27.7%. The increase is due primarily to higher selling expense of approximately

$6.0 million during the three months ended December 31, 1998 related to new sales promotions and increased advertising expenses for the Company's new model year engines and boats. The SG&A expense increase was also due in part to costs related to a number of actions incurred during the December 31, 1998 quarter, including charges resulting from the Company's efforts to eliminate old and discontinued boat models in dealer channels and to reduce field engine inventories held by dealers. The aggregate amount of these charges was $4.1 million. Finally, the Company incurred approximately $2.9 million in costs associated with its Year 2000-compliance initiatives in the period ended December 31, 1998. The Company did not incur these type of Year 2000 compliance costs in the comparable period during 1997.

     Loss from Operations. Loss from operations was $43.6 million in the three months ended December 31, 1998 compared with a loss of $11.0 million in the three months ended December 31, 1997, an increase of $32.6 million. The increase in the loss from operations was primarily attributable to the decrease in sales and increases in certain components of costs of goods sold and SG&A expense described above.

     Non-Operating Expense (Income). Interest expense decreased to $6.8 million in the three months ended December 31, 1998 from $7.7 million in the three months ended December 31, 1997, a decrease of $0.9 million. Other non-operating income was $3.3 million in the three months ended December 31, 1998 compared to $2.4 million in the three months ended December 31, 1997. This increase in non-operating income was due primarily to certain product development expenses related to the sterndrive joint venture not being incurred in the December 31, 1998 quarter as a result of the Company's sale of its joint-venture interest in the sterndrive joint venture with AB Volvo Penta and Volvo Penta of the Americas, Inc.

     Provision (Credit) for Income Taxes. No provision for income taxes was made in the three months ended December 31, 1998 as compared to a $0.8 million provision in the three months ended December 31, 1997. The provision for income taxes for the three months ended December 31, 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not deemed realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

     Cost of Goods Sold. Cost of goods sold decreased to $793.6 million in fiscal year 1998 from $822.0 million in fiscal year 1997, a decrease of $28.4 million or 3.5%. Cost of goods sold was 77.4% of net sales in fiscal year 1998 as compared with 83.9% of net sales in fiscal year 1997. The improvements in the Company's gross margin in the current fiscal year reflected increased manufacturing efficiencies at engine and boat plants and a better absorption of fixed costs, due primarily to higher engine sales volume. In addition, in fiscal 1997, the Company's cost of goods sold was impacted negatively by the production suspension discussed above and by certain expenses discussed below in the comparison of fiscal year 1997 and fiscal year 1996.

     Selling, General and Administrative ("SG&A") Expense. SG&A expense increased to $266.2 million in fiscal year 1998 from $219.9 million in fiscal year 1997, an increase of $46.3 million or 21.1%. SG&A expense as a percentage of net sales increased to 26.0% in fiscal year 1998 from 22.5% in fiscal year 1997. SG&A expense increased in fiscal year 1998 due primarily to: (i) $10.9 million for potential legal expenses related to claims known, but not quantifiable at the end of fiscal 1997, (ii) $2.8 million in compensation expense primarily related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, and
(iii) $17.6 million of expenses associated with implementing the Company's boat group reorganization plan. Additionally, the SG&A expense in the current fiscal year reflected higher amortization of goodwill and intangibles due to purchase accounting. Finally, the Company recognized approximately $7.0 million in additional expenses in fiscal year 1998 associated with its marketing and advertising of model year 1999 boats and engines.

     Restructuring Charge. During the fourth quarter of fiscal year 1998, management finalized a restructuring plan for the closure/consolidation of its Milwaukee and Waukegan engine facilities. The Company announced the closure of the Milwaukee and Waukegan facilities on September 24, 1998. The Company recorded a $98.5 million restructuring charge which included: (i) costs to recognize severance and benefits for approximately 950 employees to be terminated ($14.0 million); (ii) curtailment losses associated with the acceleration of pension and postretirement benefits for employees at the two facilities ($72.1 million); (iii) costs to clean and close the facilities ($6.5 million); (iv) costs to ready machinery and equipment for disposal and costs to dispose of machinery and equipment at the facilities ($3.9 million); and (v) costs to write-down certain replacement parts for machinery and equipment at the facilities to net realizable value ($2.0 million). The Company's plan includes outsourcing substantially all of its sub-assembly production currently performed in its Milwaukee and Waukegan facilities to third-party vendors. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

     Change in Control Expenses. In fiscal year 1997, the Company recorded $11.8 million in compensation expenses associated with certain officer agreements and the executive incentive plan which required settlement payments to certain current and former management team members at the time of the Greenmarine Acquisition.

     Loss from Operations. Loss from operations was $132.6 million in fiscal year 1998 compared with a loss of $74.2 million in fiscal year 1997, an increase of $58.4 million. Excluding the restructuring charge and change in control expenses recorded in 1998 and 1997, the loss from operations was $34.1 million in fiscal year 1998, an improvement of $28.3 million compared to the loss of $62.4 million in fiscal year 1997.

     Non-Operating Expense, Net. Interest expense increased to $30.1 million in fiscal year 1998 from $16.2 million in fiscal year 1997, an increase of $13.9 million. The increase resulted from the new debt structure in place after the Greenmarine Acquisition (see "-- Financial Condition; Liquidity and Capital Resources" below). Other non-operating income was $15.6 million in fiscal year 1998 compared to $14.1 million in fiscal year 1997. The non-operating income in fiscal year 1998 included interest income of $4.3 million, gains from disposition of certain fixed assets of $2.9 million, and favorable foreign exchange transactions of $0.7 million. The non-operating income in fiscal year 1997 included an insurance recovery and a lawsuit settlement ($10.7 million), as well as gains on disposition, of fixed assets ($5.8 million), which were offset by $15.1 million in change in control expenses associated with the Greenmarine Acquisition. These expenses included $7.5 million in payments to a potential buyer of the Company for "breakage fees" as a result of the Company being acquired by Greenmarine Holdings. See Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

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

     Cost of Goods Sold. Cost of goods sold decreased 6.3% to $822.0 million in fiscal year 1997 from $877.6 in fiscal year 1996. Cost of goods sold was 83.9% of net sales in fiscal 1997 as compared with 78.3% of net sales in fiscal year 1996. Cost of goods sold in fiscal year 1997 included approximately $17.9 million of expenses comprised of the following: (i) an additional accrual relating to salt water intrusion issues on certain engines sold in international markets, which have since been resolved ($1.0 million); (ii) the write-off of impaired assets (based on adoption of the Financial Accounting Standards Board's Statement of Accounting Standards No. 121, "Accounting for Impairment of long-lived Assets and long-lived Assets to be Disposed of.") relating to the Chris*Craft line of boats as a result of the Company's analysis of the Chris*Craft division's undiscounted future cash flows being insufficient to recover the carrying value of the division's long-lived assets ($2.0 million);
(iii) the write-offs of inventory and tooling relating to discontinued or obsolete products and technology the Company is not going to use ($2.6 million);
(iv) additional reserves relating to changes in the method of estimating surplus parts and accessories inventory over known or anticipated requirements and recognizing certain pre-rigging rebate expenses ($1.8 million); (v) certain expenses associated with the introduction of the FICHT technology were incurred for the new product, including incremental expenses and additional product testing to ensure quality ($0.8 million); and (vi) additional accruals for warranty expenses at the Company's Boat Group that resulted from the Company extending the warranty claim acceptance period on certain models and revising the lag factor (i.e., the period of time between the sale of products to a dealer or distributor and the ultimate payment by the Company of a warranty claim made to repair products) used to estimate the warranty reserve ($9.7 million). Excluding these charges, cost of goods sold in fiscal year 1997 would have been $804.1 million or 82.1% of net sales.

     Selling, General and Administrative Expense. SG&A expense decreased to $219.9 million in fiscal year 1997 from $224.9 million in fiscal year 1996, a decrease of $5.0 million or 2.2%. SG&A expense, as a percentage of net sales increased to 22.5% in fiscal year 1997 from 20.1% in fiscal year 1996. The SG&A expenses in fiscal year 1997 included changes in accounting estimate resulting from the early adoption of the AICPA Statement of Position 96-1, "Environmental Remediation Liabilities", which required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites ($7.0 million). Excluding these charges, SG&A expense for fiscal year 1997 would have been $212.9 million or 21.7% of net sales. These charges were partially offset by reductions of costs resulting from the restructuring programs initiated in fiscal year 1996.

     Change in Control Expenses. In fiscal year 1997, the Company recorded $11.8 million in compensation expenses associated with certain officer agreements and the executive incentive plan which required settlement payments to certain current and former management team members at the time of the Greenmarine Acquisition.

     Loss from Operations. Operating loss increased to $74.2 million in fiscal year 1997 from a loss of $6.6 million in fiscal year 1996. Fiscal year 1997 includes $11.8 million in compensation expenses resulting from the change in control as a result of the Greenmarine Acquisition. The increase in operating loss was primarily a result of the decline in net sales, higher costs for product and higher SG&A expense, each as described above. Fiscal year 1996 included restructuring charges of $25.6 million, primarily related to the closing of distribution operations and the write-down of manufacturing facilities outside the United States. Excluding the $11.8 million change in control compensation expense in fiscal year 1997 and the unusual expenses and charges referred to in the discussion of Cost of Goods Sold and Selling, General and Administrative Expense above, respectively, operating loss would have been $37.5 million for fiscal year 1997.

     Non-Operating Expense (Income). Interest expenses in fiscal 1997 increased by $3.9 million to $16.2 million in fiscal year 1997 from $12.3 million in fiscal year 1996. The increase in fiscal year 1997 was primarily attributable to a $5.0 million favorable interest adjustment for past tax liabilities which was recorded in fiscal year 1996. Other non-operating income was $14.1 million in fiscal year 1997 as compared to $8.5 million in fiscal year 1996. Included in non-operating expense in fiscal year 1997 was $15.1 million of change of control expenses associated with the Greenmarine Acquisition. The fiscal year 1997 amount included insurance recovery and a lawsuit settlement ($10.7 million), as well as higher gains on disposition of fixed assets ($5.8 million). See Note 14 of the Notes to the Consolidated Financial Statements included in Item 8 elsewhere herein.

     Provision (Credit) for Income Taxes. Provision (credit) for income taxes was $2.8 million in fiscal 1997 and $(3.1) million in fiscal year 1996, and is explained in Note 15 of the Notes to the Consolidated Financial Statements included in Item 8 elsewhere herein. The provision for income taxes for fiscal year 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not deemed realizable, at this time.

FINANCIAL CONDITION; LIQUIDITY AND CAPITAL RESOURCES

     The Company's business is seasonal with inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at December 31, 1998 decreased $31.1 million from September 30, 1998. Receivables at December 31, 1998 decreased $23.0 million from September 30, 1998 due primarily to lower net sales in the three months ended December 31, 1998 as compared to net sales during the Company's fourth quarter of fiscal year 1998. Inventories at December 31, 1998 increased $22.8 million from September 30, 1998 due to the seasonal nature of OMC's business and excess inventories resulting from lower than anticipated sales of the Company's outboard engines during the three months ended December 31, 1998. In addition, the Company had $28.6 million in "Restricted Cash" at December 31, 1998, which cash is held in interest reserve accounts for the benefit of the Company's senior lenders (as discussed below).

     Short-term debt was $32.4 million at December 31, 1998 comprising borrowings under the Company's revolving credit facility during the three-month period ended December 31, 1998. These borrowings were used to fund an overall increase in inventory levels due to both the seasonality of the Company's business and excess inventory resulting from lower than anticipated sales of the Company's outboard engines. The borrowings were also used to fund capital expenditures of $15.1 million during the three months ended December 31, 1998, which expenditures increased $8.8 million from $6.3 million for the comparable period in 1997. The higher level of expenditures is due partially to increased spending for new machinery and equipment for certain of the Company's engine-manufacturing facilities.

     Cash used for operations was $53.3 million for the three months ended December 31, 1998 compared with $36.6 million for the three months ended December 31, 1997. The significant increase in cash used for operations during the three-month period ended December 31, 1998 was due to increased inventory manufacturing for the upcoming 1999 selling season and due to the Company's net loss from operations as explained above in the discussion of the Company's results of operations for the December 31, 1998 quarter.

     The Company anticipates that short-term debt will increase approximately $50 million during the fiscal quarter ending March 31, 1999. The increase is expected to be attributable to anticipated revolving credit borrowings to fund inventory buildup for new model year products and capital expenditures planned for the March 31, 1999 quarter.

     The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On December 31, 1998, the Company had outstanding borrowings under the Credit Agreement of $32.4 million, and had $37.6 million of letter of credit obligations outstanding under the Credit Agreement. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (i) consolidated tangible net worth, (ii) interest coverage ratios, and (iii) leverage ratios. On May 21, 1998, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's compliance with consolidated tangible net worth covenant for the period ended June 30, 1998 was waived, notwithstanding the Company's anticipated and subsequent actual compliance therewith at such time, (ii) the Company's consolidated tangible net worth requirement for the period ended September 30, 1998 was amended to better align such covenant with the Company's then anticipated financial performance for the remainder of fiscal year 1998, (iii) the borrowing base was amended to allow for borrowings against eligible intellectual property, thereby increasing borrowing capacity, (iv) the sublimit for the issuance of letters of credit was increased from $25.0 million to $30.0 million, and (v) the lenders consented to certain matters relating to the Company's offering of $160.0 million of 10 3/4% Senior Notes due 2008, including the establishment of an interest reserve account. The Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement, effective as of August 31, 1998, with the lenders under the Credit Agreement, pursuant to which, among other things, the sublimit for the issuance of letters of credit was increased from $30.0 million to $50.0 million to enable the Company to replace cash collateral obligations under a letter of credit, which obligations arose following the change in control resulting from the Greenmarine Acquisition. The Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement, effective as of December 21, 1998 (the "Third Amendment"), with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's non-compliance with the consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants was waived for the period ended September 30, 1998 and (ii) the Company's consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants for future periods were amended. The Third Amendment modified the Company's financial covenant compliance requirements under the Credit Agreement to give effect to the restatements of the Company's financial statements for fiscal year 1997 and for the first three quarters of fiscal year 1998 and their anticipated impact on the Company's future results of operations. As of December 31, 1998, the Company was in violation of the Credit Agreement's leverage coverage ratio covenant. The Company informed the lenders under the Credit Agreement of the circumstances causing the violation and entered into the Fourth Amendment to Amended and Restated Loan and Security Agreement, effective as of February 1, 1999, pursuant to which (i) the Company's non-compliance with the consolidated leverage covenant for the period ended December 31, 1998 was waived, (ii) work-in-process inventory is included in the borrowing base calculation through June 30, 1999, and (iii) the Company's borrowing base capacity was increased by $10 million for certain intellectual property. The Company entered into the Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of February 25, 1999, which among other things, amended the Company's consolidated tangible net worth, consolidated leverage and consolidated interest coverage ratios for future periods in order to bring the covenants in line with anticipated results of operations, including the effect of the costs incurred and to be incurred to address the FICHT performance issues discussed above.

     The Company became obligated under a credit agreement, as amended, which provided for loans of up to $150 million (the "Acquisition Debt"). The Acquisition Debt was used to finance a portion of the funds required to effect the Greenmarine Acquisition. Amounts outstanding under this credit agreement were secured by 20.4 million shares of common stock of the post-Merger Company and bore interest at 10%. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% Convertible Subordinated Debentures due 2002, which the Company was required to offer to repurchase as a result of the Greenmarine Acquisition (as discussed below). The full amount of the Acquisition Debt was paid on May 27, 1998 from the proceeds of the sale of the Company's
10 3/4% Senior Notes (as described below).

     On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes due 2008 ("Senior Notes"), with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance of the Senior Notes totaled $155.2 million, of which $150.0 million was used to repay the Acquisition Debt. The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 in cash at prescribed redemption prices set forth in the indenture governing the Senior Notes. In addition, at any time prior to June 1, 2001, the Company may on any one or more occasions redeem up to an aggregate of 35% of the original principal amount of the Senior Notes at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of one or more equity public offerings, provided that at least 65% of the aggregate principal amount of Senior Notes originally issued remains outstanding immediately after the occurrence of any such redemption. The Senior Notes are guaranteed on a joint and several basis by each of the Company's principal domestic operating subsidiaries. The Indenture governing the Senior Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments; (ii) incur additional indebtedness or issue certain preferred equity interests; (iii) merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

     Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and an interest reserve account for the benefit of the other senior creditors of the Company. An aggregate amount of cash equal to one year's interest due to these lenders was deposited into these interest reserve accounts. At December 31, 1998, the "Restricted Cash" held in these interest reserve accounts totaled $28.6 million. The "Restricted Cash" must remain in such accounts until at least May 27, 2001.

     At December 31, 1998, $62.8 million principal amount of the Company's
9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. On or prior to April 15 in each of the years 1998 to 2016 inclusive, the Company is required to make a mandatory sinking fund payment in cash in an amount sufficient to redeem 9 1/8% Debentures in the aggregate principal amount of $5,000,000 plus accrued interest thereon. However, 9 1/8% Debentures reacquired or redeemed by the Company may be used at the principal amount thereof to reduce the amount of any one or more mandatory Sinking Fund payments. As of December 31, 1998, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004. The Company at its option may make an optional sinking fund payment in cash in each year from 1998 to 2016 inclusive in an amount sufficient to redeem up to an additional $10,000,000 principal amount of 9 1/8% Debentures.

     At December 31, 1998, an aggregate of approximately $20.9 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding. Interest rates on the Medium-Term Notes range from 8.160% to 8.625%. The maturity dates of the Medium-Term Notes include March 15, 1999, March 15, 2000 and March 15, 2001. Interest on each of the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

     At December 31, 1998, $7.1 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company was required to offer to purchase for cash any and all of the then outstanding Convertible Debentures at a purchase price equal to 100% of the outstanding principal amount of each Convertible Debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase and, as a result thereof, purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the Merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the Merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the Merger ($18.00 per share). Accordingly, the remaining outstanding Convertible

Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

     The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $11.9 million. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007. Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%.

     In 1999, the Company will be required to pay approximately $10 million in cash to satisfy obligations that will become due on the Medium-Term Notes. See
Note 9 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein. In addition, the Company will be required to pay approximately $1.2 million in cash to satisfy obligations that will become due at various times in 1999 under certain of its Industrial Revenue Bonds.

     As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions that limit the Company's repurchase obligation to approximately $32 million per model year for a period not to exceed 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. For the three-month periods ended December 31, 1998 and 1997 and for fiscal year 1998, the Company repurchased approximately $1.4 million, $1.5 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

     Based upon the current level of operations and anticipated cost savings, the Company believes that its cash flow from operations, together with borrowings under the Credit Agreement, the interest reserve accounts and its other sources of liquidity, will be adequate to meet its presently anticipated requirements for working capital and accrued liabilities, capital expenditures, interest payments and scheduled principal payments over the next several years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated costs savings can be fully achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to amortize all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.

TEMPORARY PLANT SHUTDOWN

     The Company determined that it will temporarily suspend manufacturing operations for approximately two weeks in March 1999 at certain of its engine facilities. This operations shutdown will enable the Company to reduce excess field inventories held by dealers caused by lower than anticipated engine sales in the three-month period ended December 31, 1998. In addition, the manufacturing suspension will allow the Company to better coordinate production schedules with new marketing programs. Finally, the shutdown will afford the Company the opportunity to implement the strategies designed to address the FICHT engine performance issues, including modifications to the 1999 FICHT engines and changes in the FICHT engine production processes. The Company expects that this temporary plant shutdown will result in additional expenses in 1999, primarily in the quarter ending March 31, 1999 due to higher levels of unabsorbed overhead costs, and a reduced level of sales in the March 31, 1999 quarter.

YEAR 2000 MATTERS

     During 1997 and 1998, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The steps to be taken include reviews of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on these reviews, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the process of implementing and testing remedies of issues identified during the assessment phase. To date, all applications on the Company's mainframe have been reprogrammed and initial testing will be conducted through the first quarter of calendar 1999. Issues raised relative to personal computers and local and wide area networks are in the process of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment that would be affected by the Year 2000 and those which were identified are in the process of being modified. Most of the Company's telecommunications equipment is currently Year 2000 compliant and in cases where it is not, the equipment has either been replaced or appropriation requests for the replacement have been prepared and are being processed. The Company anticipates completing all implementation and testing of internal remedies by June 30, 1999.

     As part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them from critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) to non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involved sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only follows up with additional questionnaires and telephone calls but also schedules on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 2000, the Company will review alternate suppliers who are in a position to assure the Company that they are or will be Year 2000 ready. The timing of the Company's decision to change vendors will depend on what type of goods or service the non-responsive or non-compliant vendor provides and the lead time required for an alternate vendor to begin supplying. The Company has reviewed those critical vendors that have not responded adequately and has been reviewing the timing of replacing, if necessary, any such non-compliant vendor. In connection with the Company's initiative to outsource non-core capabilities, a potential vendor's Year 2000 readiness is one criteria the Company will consider in selecting the vendor for such outsourcing activity.

     In addition, the Company has reviewed the outboard motors, sterndrives and parts and accessories, including electric trolling motors, which it previously manufactured and currently manufactures for sale to its dealers, distributors and original equipment manufacturers and has determined that those products are Year 2000 compliant.

     In preparing for the advent of the Year 2000, the Company has taken steps to heighten the awareness among its dealer and distributor network of the issues associated with the Year 2000. The issue is covered in monthly publications which are distributed to the dealers and also by the sales force that is responsible for the regular communications with the dealer and distributor network.

     To date, the Company has spent a total of approximately $6.7 million on personal computer and network, mainframe and telecommunication solutions to issues related with the Year 2000 and estimates that it will spend up to a total of $11 million, approximately half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000. The Company has expensed these items, except for hardware costs incurred in the normal course of business, which have been capitalized, in the Company's Statement of Consolidated Earnings and Comprehensive Income for the applicable period.

     The Company believes that its owned or licensed hardware and software will be able to operate into the Year 2000. However, the Company relies on the goods and services of other companies in order to manufacture and deliver its goods to the market. Although the Company is taking every reasonable step to determine that these vendors will be able to continue to provide their goods or services, there can be no assurance that, even upon indications of their ability to do so, the Company's vendors will be able to provide their goods and services to the Company in a manner that satisfactorily addresses the Year 2000 issues. If, on or near January 1, 2000, the Company discovers that a non-critical vendor, which previously assured the Company that it would be Year 2000 compliant, is in-fact not compliant, an alternate supplier will be used by the Company and there should be no material effect on the Company's business. If, on or near January 1, 2000, the Company discovers that a critical vendor, such as a utility company or a supplier of a part, component, or other goods or service that is not readily available from an alternate supplier, which previously assured the Company that it would be Year 2000 compliant is in-fact not compliant, the Company may not be able to produce, on a timely basis, finished goods for sale to its dealers. If this should occur, the Company will either wait for such vendor to become Year 2000 compliant or seek an alternate vendor who can provide the applicable goods or services in a more timely manner. In the event that the vendor is critical and either no alternate vendor is available or is able to operate into the Year 2000, this could have a negative impact on the Company's business, results of operations, or financial condition.

EURO CURRENCY CONVERSION

     On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common legal currency. The euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, each of the participating countries are scheduled to maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. The Company's foreign operating subsidiaries that will be affected by the euro conversion have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on the financial position or results of operations of the Company.

RECENTLY ADOPTED ACCOUNTING STANDARDS

     To date in 1999, the Company has implemented three accounting standards issued by the Financial Accounting Standards Board, SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." See Note 2 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

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

FORWARD-LOOKING STATEMENTS

     This transition report on Form 10-K contains forward-looking statements, which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that all such forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in such act. All statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Forward-looking statements include the intent, belief or current expectations of the Company and members of its senior management team. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected and that include, but are not limited to, the impact of competitive products and pricing, successful implementation of turnaround strategies, product demand and market acceptance, new product development, Year 2000 issues, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in this transition report on Form 10-K and documents filed by the Company with the Securities and Exchange Commission.

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

                                                                       EXPECTED MATURITY DATE
                                         -----------------------------------------------------------------------------------
                                                                                                                       FAIR
DECEMBER 31, 1998                        12/31/99   12/31/00   12/31/01   12/31/02   12/31/03   THEREAFTER   TOTAL    VALUE
-----------------                        --------   --------   --------   --------   --------   ----------   ------   ------
                                                                     (IN MILLIONS, EXCEPT RATES)
Liabilities
Debt:
  Fixed Rate ($US).....................   $ 11.2     $  7.0     $  6.3     $  8.4     $  0.4      $226.2     $259.5   $244.7
    Average Interest Rate..............    10.00%     10.07%     10.13%     10.22%     10.29%       9.54%      9.94%
  Variable Rate ($US)..................       --         --         --         --     $  5.5      $  5.5     $  5.5   $  5.5
    Average Interest Rate..............       --         --         --         --         --        4.56%      3.41%
Interest Rate Derivatives
Interest Rate Swaps:
  Variable to Fixed ($US)..............   $  5.0         --         --         --         --          --     $  5.0   $ (0.1)
    Average Pay Rate...................    10.20%        --         --         --         --          --      10.20%
    Average Receive Rate...............     5.11%        --         --         --         --          --       5.11%

     The Company uses forward and option contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. The contract maturities are matched with the settlement dates of the related transactions. As of December 31, 1998, there were net unrealized gains on forward contracts of $4.4 million, calculated as the difference between the contract rate and the rate available to terminate the contracts. Assuming a 10% appreciation in the U.S. dollar at December 31, 1998, the potential unrealized gains on forward contracts of $4.4 million, would have been reduced by $2.5 million. As these contracts are used for hedging purposes, the Company feels that these losses would be largely offset by gains on the underlying firm commitments or anticipated transactions.

     The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize various commodity-based components, primarily aluminum. The Company manages its exposure to changes in prices through the terms of its supply and procurement contracts and the use of exchange-traded and over-the-counter commodity contracts. As of December 31, 1998, there were unrealized losses on aluminum futures of $0.1 million. Assuming a 10% change in market prices at December 31, 1998, additional potential losses in the net fair value of these contracts would have been $0.1 million.

     The estimated losses mentioned above assume the occurrence of certain adverse market conditions. They do not consider the potential effect of favorable changes in the market factors.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
Outboard Marine Corporation:

     We have audited the accompanying Statements of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Post-Merger Company" or "Company") as of December 31, 1998, September 30, 1998 and 1997 and the related Statements of Consolidated Earnings and Comprehensive Income, Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment for the three-month period ended December 31, 1998 and the year in the period ended September 30, 1998, and the related Statements of Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment from inception (see Note 1) to September 30, 1997. We have also audited the accompanying Statements of Consolidated Earnings and Comprehensive Income, Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Pre-Merger Company") for each of the two years in the period ended September 30, 1997. These financial statements are the responsibility of the Post-Merger and Pre-Merger Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of December 31, 1998, September 30, 1998 and 1997 and the results of their operations and their cash flows for the three-month period ended December 31, 1998, and for the year in the period ended September 30, 1998 and their cash flows from inception to September 30, 1997, and the results of operations and cash flows of the Pre-Merger Company for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.

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

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 25, 1999

                          OUTBOARD MARINE CORPORATION

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                                     POST-MERGER COMPANY
                                                             -----------------------------------
                                                                                SEPTEMBER 30,
                                                             DECEMBER 31,    -------------------
(DOLLARS IN MILLIONS, EXCEPT AMOUNTS PER SHARE)                  1998         1998        1997
-----------------------------------------------              ------------    -------    --------
Assets
Current assets:
  Cash and cash equivalents................................    $  13.6       $  45.2    $   54.4
  Receivables (less reserve for doubtful receivables of
     $9.2 million at December 31, 1998 and $9.5 million and
     $6.7 million at September 30, 1998 and 1997,
     respectively).........................................      130.5         153.5       153.2
  Inventories..............................................      197.2         174.4       176.9
  Deferred income tax benefits.............................        3.4           3.4         0.9
  Other current assets.....................................       20.4          19.7        67.7
                                                               -------       -------    --------
     Total current assets..................................      365.1         396.2       453.1

Restricted cash............................................       28.6          28.6          --
Product tooling, net.......................................       30.0          32.4        34.2
Plant and equipment, net...................................      197.1         194.5       210.2
Goodwill...................................................      115.5         116.3       127.3
Trademarks, patents and other intangibles..................       80.9          81.6        83.9
Pension asset..............................................       46.4          45.6        74.4
Deferred income tax benefits...............................       40.5          41.1        39.2
Other assets...............................................       12.1          13.6        27.9
                                                               -------       -------    --------
     Total assets..........................................    $ 916.2       $ 949.9    $1,050.2
                                                               =======       =======    ========
Liabilities and Shareholders' Investment Current
  liabilities:
  Loan payable.............................................    $  32.4       $    --    $   96.0
  Accounts payable.........................................       90.0         115.1       142.0
  Accrued liabilities......................................      185.1         177.3       139.3
  Accrued income taxes.....................................        6.5           7.8         6.4
  Current maturities and sinking fund requirements of
     long-term debt........................................       11.2          11.2        72.9
                                                               -------       -------    --------
     Total current liabilities.............................      325.2         311.4       456.6
Long-term debt.............................................      247.0         247.9       103.8
Postretirement benefits other than pensions................      124.4         123.7        96.0
Other non-current liabilities..............................      162.4         172.2       116.8
Shareholders' investment:
  Common stock -- 25 million shares authorized at $.01 par
     value with 20.4 million shares outstanding in all
     periods presented.....................................        0.2           0.2         0.2
  Capital in excess of par value of common stock...........      276.9         276.9       276.8
  Accumulated deficit-employed in the business.............     (197.6)       (150.5)         --
  Accumulated other comprehensive income...................      (22.3)        (31.9)         --
                                                               -------       -------    --------
     Total shareholders' investment........................       57.2          94.7       277.0
                                                               -------       -------    --------
       Total liabilities and shareholders' investment......    $ 916.2       $ 949.9    $1,050.2
                                                               =======       =======    ========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
          STATEMENTS OF CONSOLIDATED EARNINGS AND COMPREHENSIVE INCOME

                                                     POST-MERGER COMPANY        PRE-MERGER COMPANY
                                                  --------------------------   ---------------------
                                                   THREE MONTHS              TWELVE MONTHS
                                                       ENDED                     ENDED
                                                   DECEMBER 31,              SEPTEMBER 30,
                                                  ---------------   --------------------------------
(DOLLARS IN MILLIONS EXCEPT AMOUNTS PER SHARE)     1998     1997      1998        1997        1996
----------------------------------------------    ------   ------   --------   ----------   --------
                                                         (UNAUDITED)
Net sales.......................................  $199.4   $209.5   $1,025.7     $979.5     $1,121.5
Cost of goods sold..............................   180.7    171.7      793.6      822.0        877.6
                                                  ------   ------   --------     ------     --------
  Gross earnings................................    18.7     37.8      232.1      157.5        243.9
Selling, general and administrative expense.....    62.3     48.8      266.2      219.9        224.9
Restructuring charges...........................      --       --       98.5         --         25.6
Change of control expenses -- compensation......      --       --         --       11.8           --
                                                  ------   ------   --------     ------     --------
  Loss from operations..........................   (43.6)   (11.0)    (132.6)     (74.2)        (6.6)
                                                  ------   ------   --------     ------     --------
Non-operating expense (income)
  Interest expense..............................     6.8      7.7       30.1       16.2         12.3
  Change of control expenses....................      --       --         --       15.1           --
  Other, net....................................    (3.3)    (2.4)     (15.6)     (29.2)        (8.5)
                                                  ------   ------   --------     ------     --------
                                                     3.5      5.3       14.5        2.1          3.8
                                                  ------   ------   --------     ------     --------
  Loss before provision for income taxes........   (47.1)   (16.3)    (147.1)     (76.3)       (10.4)
Provision (benefit) for Income Taxes............      --      0.8        3.4        2.8         (3.1)
                                                  ------   ------   --------     ------     --------
  Net loss......................................  $(47.1)  $(17.1)  $ (150.5)    $(79.1)    $   (7.3)
                                                  ======   ======   ========     ======     ========
Other comprehensive income (expense), net of tax
  Foreign currency translation adjustments......     0.4     (3.4)      (7.2)       8.5         (3.0)
  Minimum pension liability.....................     9.2       --      (24.7)       3.1         (3.1)
                                                  ------   ------   --------     ------     --------
     Other comprehensive income (loss)..........     9.6     (3.4)     (31.9)      11.6         (6.1)
                                                  ------   ------   --------     ------     --------
       Comprehensive loss.......................  $(37.5)  $(20.5)  $ (182.4)    $(67.5)    $  (13.4)
                                                  ======   ======   ========     ======     ========
Net loss per share of common stock
  Basic.........................................  $(2.31)  $(0.84)  $  (7.38)    $(3.91)    $  (0.36)
                                                  ======   ======   ========     ======     ========
  Diluted.......................................  $(2.31)  $(0.84)  $  (7.38)    $(3.91)    $  (0.36)
                                                  ======   ======   ========     ======     ========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                       PRE-MERGER
                                                                                         COMPANY
                                                              POST-MERGER COMPANY          AND
                                                           -------------------------   POST-MERGER   PRE-MERGER
                                                            THREE MONTHS                 COMPANY      COMPANY
                                                                ENDED                  -----------   ----------
                                                            DECEMBER 31,          YEAR ENDED SEPTEMBER 30,
                                                           ---------------   ----------------------------------
(DOLLARS IN MILLIONS)                                       1998     1997     1998        1997          1996
---------------------                                      ------   ------   -------   -----------   ----------
                                                                  (UNAUDITED)
Cash Flows from Operating Activities:

Net loss.................................................  $(47.1)  $(17.1)  $(150.5)    $(79.1)       $(7.3)
Adjustments to reconcile net loss to net cash provided by
  operations:
  Depreciation and amortization..........................    12.4     12.5      50.1       57.0         54.7
  Restructuring charges..................................      --       --      98.5         --         21.6
  Changes in current accounts excluding the effects of
    acquisitions and noncash transactions:
    Decrease (increase) in receivables...................    26.4     24.4      (0.9)       9.6         32.4
    Decrease (increase) in inventories...................   (22.9)   (21.3)      1.9       26.5         27.3
    Decrease (increase) in other current assets..........     4.7     31.8      45.4       (0.4)        (3.6)
    Increase (decrease) in accounts payable, accrued
      liabilities and income taxes.......................   (24.0)   (63.5)    (46.7)      (5.3)       (15.1)
    Increase (decrease) in deferred items................    (3.6)      --      66.7      (15.8)       (20.6)
    Other, net...........................................     0.8     (3.4)     (4.2)      (1.7)         1.7
                                                           ------   ------   -------     ------        -----
      Net cash provided by (used for) operating
        activities.......................................   (53.3)   (36.6)     60.3       (9.2)        91.1
Cash Flows from Investing Activities:
Expenditures for plant and equipment, and tooling........   (15.1)    (6.3)    (34.4)     (36.3)       (52.7)
Proceeds from sale of plant and equipment................     2.3      0.1       9.6       13.0          2.7
Proceeds from sale of joint venture......................     3.2       --        --         --           --
Other, net...............................................      --      0.8       0.8       (2.8)        (0.5)
                                                           ------   ------   -------     ------        -----
      Net cash used for investing activities.............    (9.6)    (5.4)    (24.0)     (26.1)       (50.5)
Cash Flows from Financing Activities:
(Payments) issuance of short-term debt...................    32.4     79.7     (96.0)        --           --
Payments of long-term debt, including current
  maturities.............................................    (1.2)   (67.7)    (75.0)        --         (0.2)
Proceeds from the issuance of long-term debt.............      --       --     155.4         --           --
Cash dividends paid......................................      --       --        --       (6.0)        (6.1)
Restricted cash..........................................      --       --     (28.6)        --           --
Other, net...............................................      --       --      (0.9)       2.3          3.4
                                                           ------   ------   -------     ------        -----
      Net cash provided by (used for) financing
        activities.......................................    31.2     12.0     (45.1)      (3.7)        (2.9)
Exchange rate effect on cash.............................     0.1     (0.3)     (0.4)      (2.1)        (0.5)
                                                           ------   ------   -------     ------        -----
Net increase (decrease) in cash and cash equivalents.....   (31.6)   (30.3)     (9.2)     (41.1)        37.2
Cash and cash equivalents at beginning of year...........    45.2     54.4      54.4       95.5         58.3
                                                           ------   ------   -------     ------        -----
Cash and cash equivalents at end of year.................  $ 13.6   $ 24.1   $  45.2     $ 54.4        $95.5
                                                           ======   ======   =======     ======        =====
Restricted cash..........................................  $ 28.6   $   --   $  28.6     $   --        $  --
                                                           ======   ======   =======     ======        =====
Post-Merger Company cash and cash equivalents prior to
  merger -- September 30, 1997...........................                                $ 54.4
Cash Flows from Financing Activities (Post-Merger
  Company):
Proceeds from short-term borrowings......................                                  96.0
Issuance of Post-Merger Company common stock.............                                 277.0
Purchase of Pre-Merger Company common stock..............                                (373.0)
                                                                                         ------
Post-Merger Company cash and cash equivalents --
  September 30, 1997.....................................                                $ 54.4
                                                                                         ======
Supplemental Cash Flow Disclosures:
  Interest paid..........................................  $ 12.5   $  7.2   $  23.5     $ 21.0        $15.4
                                                           ======   ======   =======     ======        =====
  Income taxes paid (refunded)...........................  $ (1.4)  $  1.3   $   0.0     $  3.4        $ 3.5
                                                           ======   ======   =======     ======        =====

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION
         STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' INVESTMENT

                                                                                       ACCUMULATED
                                                                                        EARNINGS
                                                     ISSUED        CAPITAL IN EXCESS    (DEFICIT)     ACCUMULATED
                                                  COMMON STOCK       OF PAR VALUE       EMPLOYED         OTHER
                                                 ---------------       OF COMMON         IN THE      COMPREHENSIVE   TREASURY
                                                 SHARES   AMOUNT         STOCK          BUSINESS        INCOME        STOCK
                                                 ------   ------   -----------------   -----------   -------------   --------
                                                                                (IN MILLIONS)
Balance -- September 30, 1995..................   20.2    $ 3.0         $ 112.2          $ 149.7        $  (5.5)      $ (3.6)
Net loss.......................................     --       --              --             (7.3)            --           --
Dividends declared -- 40 cents per share.......     --       --              --             (8.0)            --           --
Minimum pension liability adjustment...........     --       --              --               --           (3.1)          --
Shares issued under stock plans................     --       --             1.9               --             --          1.3
Translation adjustments........................     --       --              --               --           (3.0)          --
                                                 -----    -----         -------          -------        -------       ------
Balance -- September 30, 1996..................   20.2    $ 3.0         $ 114.1          $ 134.4        $ (11.6)      $ (2.3)
Net loss.......................................     --       --              --            (79.1)            --           --
Dividends declared -- 20 cents per share.......     --       --              --             (4.0)            --           --
Minimum pension liability adjustment...........     --       --              --               --           (0.4)          --
Shares issued under stock plans................    0.3      0.1             3.8               --             --           --
Translation adjustments........................     --       --              --               --           (7.3)          --
                                                 -----    -----         -------          -------        -------       ------
Balance -- September 30, 1997 --
  Pre-Merger Company...........................   20.5    $ 3.1         $ 117.9          $  51.3        $ (19.3)      $ (2.3)
Balance -- September 30, 1997 --
  Post-Merger Company prior to merger..........   20.5      3.1           117.9             51.3          (19.3)        (2.3)
Cancellation of Pre-Merger Company share upon
  merger.......................................  (20.5)    (3.1)         (117.9)           (51.3)          19.3          2.3
Issuance of Post-Merger Company shares upon
  merger.......................................   20.4      0.2           276.8               --             --           --
                                                 -----    -----         -------          -------        -------       ------
Balance -- September 30, 1997 --
  Post-Merger Company..........................   20.4    $ 0.2         $ 276.8          $    --        $    --       $   --
Net loss.......................................     --       --              --           (150.5)            --           --
Minimum pension liability adjustment...........     --       --              --               --          (24.7)          --
Shares issued under stock plans................     --       --             0.1               --             --           --
Translation adjustments........................     --       --              --               --           (7.2)          --
                                                 -----    -----         -------          -------        -------       ------
Balance -- September 30, 1998 --
  Post-Merger Company..........................   20.4    $ 0.2         $ 276.9          $(150.5)       $ (31.9)      $   --
Net loss.......................................     --       --              --            (47.1)            --           --
Minimum pension liability adjustment...........     --       --              --               --            9.2           --
Translation adjustments........................     --       --              --               --            0.4           --
                                                 -----    -----         -------          -------        -------       ------
Balance -- December 31, 1998 --
  Post-Merger Company..........................   20.4    $ 0.2         $ 276.9          $(197.6)       $ (22.3)      $   --
                                                 =====    =====         =======          =======        =======       ======

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

     CHANGE IN FISCAL YEAR. Effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31.

     BASIS OF PRESENTATION. The consolidated financial statements for the Post-Merger Company were prepared using a new basis of purchase accounting. The Pre-Merger Company's historical basis of accounting was used prior to September 30, 1997. Unaudited Statements of Consolidated Earnings and Comprehensive Income and Consolidated Cash Flows for the three months ended December 31, 1997 have been included for comparative purposes.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RECLASSIFICATION. Beginning in October 1998, warranty expense, which was previously reflected as Selling, General, and Administrative expenses ("SG&A"), is included as another component of cost of goods sold in the Consolidated Statement of Earnings. In addition, research and development expense, which was previously reflected as cost of goods sold, is included as SG&A expenses in the Consolidated Statement of Earnings. Also in the Statements of Consolidated Financial Position, the valuation allowance associated with certain deferred tax assets has been reclassified from other long-term liabilities to both short-term deferred tax assets and a new category entitled deferred income tax benefits (long-term) to reflect the short-term and long-term deferred tax assets net of the short-term and long-term valuation allowance. In addition, in the Statements of Consolidated Financial Position, pension assets associated with one of the Company's pension plans has been reclassified from other assets to long-term liabilities, where the related pension benefit obligation is recorded, to reflect the net underfunded obligation in such plan.

     PRINCIPLES OF CONSOLIDATION. The accounts of all significant subsidiaries were included in the Consolidated Financial Statements. Intercompany activity and account balances have been eliminated in consolidation. At December 31, 1998, all subsidiaries were wholly owned except those referred to in Note 3 to the Consolidated Financial Statements.

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

     The Company's domestic banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $22.4 million, $26.4 million and $18.3 million which had not yet been paid by the banks at December 31, 1998, and September 30, 1998 and 1997, respectively, were reflected in trade accounts payable in the Statements of Consolidated Financial Position.

     RESTRICTED CASH.  On May 27, 1998, the Company issued $160.0 million of
10 3/4% Senior Notes ("Senior Notes") due 2008. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account ("Restricted Cash") for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At December 31, 1998 and September 30, 1998, the Restricted Cash was $28.6 million and must be maintained until the later of May 27, 2001 or until such time as the Company's fixed coverage ratio is greater than 2.5 to 1.0 (as determined under the depositary agreement), or such time as the Senior Notes are paid in full.

     INVENTORIES. The Company's domestic inventory is carried at the lower of cost or market using principally the last-in, first-out (LIFO) cost method. All other inventory (23% at December 31, 1998 and September 30, 1998 and 22% at September 30, 1997) is carried at the lower of first-in, first-out (FIFO) cost or market. In the fiscal year ending September 30, 1998, the Company changed its accounting for the absorption of certain manufacturing overhead costs to better reflect the costs to manufacture such inventory. The effect of this change was to decrease cost of goods sold and increase its earnings from operations by approximately $3.6 million.

     During 1997 and 1996, the liquidation of LIFO inventory quantities acquired at lower costs prevailing in prior years as compared with the costs of 1997 and 1996 purchases, increased earnings before tax by $1.0 million and $1.3 million, respectively.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Amortization of tooling and depreciation of plant and equipment on the Post-Merger Company was $10.9 million and $43.1 million for the three month period ending December 31, 1998 and for the twelve month period ending September 30, 1998, respectively, and on the Pre-Merger Company was $52.7 million and $52.1 million for 1997 and 1996, respectively.

     When plant and equipment is retired or sold, its cost and related accumulated depreciation are written-off and the resulting gain or loss is included in other (income) expenses net in the Statements of Consolidated Earnings.

     Maintenance and repair costs are charged directly to earnings as incurred and Post-Merger company expenses were $6.8 million and $27.0 million for the three month period ending December 31, 1998 and for the twelve month period ending September 30, 1998 and Pre-Merger Company expenses were $26.5 million and $29.4 million for 1997 and 1996, respectively. Major rebuilding costs which substantially extend the useful life of an asset are capitalized and depreciated accordingly.

     INTANGIBLES. The Statements of Consolidated Financial Position at December 31, 1998, September 30, 1998 and September 30, 1997 included goodwill, net of amortization expense, of $115.5 million, $116.3 million and $127.3 million, respectively, and trademarks, patents and other intangibles of $80.9 million, $81.6 million and $83.9 million, respectively. Intangibles are amortized over 15 to 40 years. The carrying value of the intangible assets is periodically reviewed by the Company based on the expected future operating earnings of the related units.

     Amortization of intangibles on the Post-Merger Company was $1.4 million and $6.2 million for the three months ending December 31, 1998 and for the twelve month period ending September 30, 1998 and on the Pre-Merger Company was $1.6 million and $1.8 million for 1997 and 1996, respectively. Accumulated amortization was $7.6, $6.2 million and $0.0 at December 31, 1998, September 30, 1998, and September 30, 1997, respectively.

     REVENUE RECOGNITION. The Company recognizes sales and related expenses including estimated warranty costs upon shipment of products to unaffiliated customers.

     ADVERTISING COSTS. Advertising costs are charged to expense as incurred and were $8.9 million, and $27.6 million on the Post-Merger Company for the three-month period ending December 31, 1998 and the twelve month period ending September 30, 1998, and $33.7 million and $31.8 million on the Pre-Merger Company for 1997 and 1996, respectively.

     WARRANTY. The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at time of sale based upon actual claims history. Actual warranty costs incurred are charged against the accrual when paid.

     RESEARCH AND DEVELOPMENT COSTS. Expenditures relating to the development of new products and processes, including certain improvements and refinements to existing products, are expensed as incurred. Such Post-Merger Company expenditures were $10.2 million and $36.8 million for the three-month period ending December 31, 1998 and for the twelve-month period ending September 30, 1998, and Pre-Merger Company expenditures were $38.2 million and $41.8 million for 1997 and 1996, respectively.

     TRANSLATION OF NON-U.S. SUBSIDIARY FINANCIAL STATEMENTS. The financial statements of non-U.S. subsidiaries are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

exchange rates; sales and expenses at average exchange rates; shareholders' investment at historical exchange rates. Gains and losses from translating non-U.S. subsidiaries' financial statements are recorded directly in shareholders' investment. The Statements of Consolidated Earnings for the Post-Merger Company for the three-month period ended December 31, 1998 and for the twelve-month period ended September 30, 1998 and the Pre-Merger Company in 1997 include foreign exchange losses (gains) of $(0.7) million, $(0.7) million and $1.0 million, respectively, which resulted primarily from commercial transactions and forward exchange contracts.

     IMPAIRMENT OF LONG-LIVED ASSETS. Effective October 1, 1996, the Pre-Merger Company adopted the Financial Accounting Standards Board's Statement of Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of." SFAS 121 requires that long-lived assets and certain identifiable intangibles held and used by a company be reviewed for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires that long-lived assets and certain identifiable intangibles held for sale, other than those related to discontinued operations, be reported at the lower of carrying amount or fair value less cost to sell. The Company evaluates the long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge of $2.0 million for the Pre-Merger Company was recognized in the year ended September 30, 1997. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of long-lived tangible or intangible assets may warrant revision or that the remaining balance may not be recoverable. If factors indicate that such assets should be evaluated for possible impairment, the Company would use an estimate of the relative business unit's expected undiscounted operating cash flow over the remaining life of the tangible and intangible assets in measuring whether such assets are recoverable.

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

     Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 20.4 million,
20.4 million, 20.4 million, 20.2 million and 20.1 million for the three-month periods ended December 31, 1998 and 1997, and the fiscal years ended September 30, 1998, 1997 and 1996, respectively. The computation of diluted earnings
(loss) per share of common stock assumed conversion of the 7% convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For the diluted earnings (loss) per share computations for the three-month periods ended December 31, 1998 and 1997, and the fiscal years ended September 30, 1998, 1997 and 1996 fiscal years, shares were computed to be 20.4 million, 20.4 million, 20.4 million, 23.6 million and 23.6 million, respectively. For all periods, the computation of diluted earnings (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted earnings (loss) per share are identical.

     On September 30, 1997, all of the Pre-Merger Company outstanding common stock was cancelled and 20.4 million shares of new common stock were issued. See
Note 9 concerning the redemption of the 7% convertible subordinated debentures due 2002.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     NEW ACCOUNTING STANDARDS. In the fiscal year 1999, the Company implemented three accounting standards issued by the Financial Accounting Standards Board, SFAS 130, "Reporting Comprehensive Income," SFAS 131, "Disclosures About Segments of an Enterprise and Related Information," and SFAS 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits."

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

     COMPREHENSIVE INCOME. The Company has chosen to present Other Comprehensive Income in the Statement of Consolidated Earnings. Accumulated Other Comprehensive Income consists of the following:

                                                                                             ACCUMULATED
                                                     MINIMUM              FOREIGN               OTHER
                                                     PENSION             CURRENCY           COMPREHENSIVE
                                                    LIABILITY           TRANSLATION            INCOME
                                                    ---------           -----------         -------------
Balance at September 30, 1995..................  $           --       $         (5.5)      $          (5.5)
Fiscal year activity...........................            (3.1)                (3.0)                 (6.1)
                                                 ---------------      ---------------      ---------------
Balance at September 30, 1996..................  $         (3.1)      $         (8.5)      $         (11.6)
Fiscal year activity...........................            (0.4)                (7.3)                 (7.7)
                                                 ---------------      ---------------      ---------------
Balance at September 30, 1997 -- Pre-Merger
  Company......................................  $         (3.5)      $        (15.8)      $         (19.3)
Merger activity................................             3.5                 15.8                  19.3
                                                 ---------------      ---------------      ---------------
Balance at September 30, 1997 -- Post-Merger
  Company......................................  $           --       $           --       $            --
Fiscal year activity...........................           (24.7)                (7.2)                (31.9)
                                                 ---------------      ---------------      ---------------
Balance at September 30, 1998..................  $        (24.7)      $         (7.2)      $         (31.9)
Period activity................................             9.2                  0.4                   9.6
                                                 ---------------      ---------------      ---------------
Balance at December 31, 1998...................  $        (15.5)      $         (6.8)      $         (22.3)
                                                 ===============      ===============      ===============

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

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In July 1993, the Pre-Merger Company and AB Volvo Penta and Volvo Penta of the Americas, Inc. formed a joint venture company to produce gasoline stern drive and gasoline inboard marine power systems. The joint venture was 60% owned by Volvo Penta of the Americas, Inc. (Volvo Penta) and 40% owned by the Company. The jointly produced marine power systems were marketed by Volvo Penta to independent boat builders worldwide and are used in boats manufactured by subsidiaries of the Company. The units carried the Volvo Penta and SX Cobra brand names. The equity method of accounting was used to account for the Company's investment in the joint venture. At September 30, 1998 and 1997, the Company's investment, including current net accounts receivable, was $24.0 and $13.9 million, respectively. The joint venture was a manufacturing and after-market joint venture. The Company recognized gross profit relating to certain parts sales and incurred expenses for product development that were part of the joint venture. The Post-Merger Company's share of the joint venture's earnings (including income derived from the Company's stern-drive joint venture net of joint venture expenses) was $1.2 million for the three-month period ending December 31, 1998 and $4.8 million for the fiscal year ending September 30, 1998, and the Pre-Merger Company's was $7.2 million and $4.4 million in fiscal years 1997 and 1996, respectively, which were included in other (income) expense, net in the Statements of Consolidated Earnings. On December 8, 1998, the Company sold its joint venture with AB Volvo Penta and Volvo Penta of the Americas, Inc. ("Volvo") and entered into a Product Sourcing Contract which will control the future purchase and sale obligations of various specified goods between certain of the parties. As a result, the Company sold its ownership interest to Volvo for approximately $3.2 million, realizing a $0.5 million loss. The loss was accrued for as part of the Company's purchase allocation.

4.  RESTRUCTURING CHARGES

     During the fourth quarter of fiscal year 1998, the Company finalized a restructuring plan for the closure/consolidation of its Milwaukee and Waukegan engine facilities. The Company announced the closure of the Milwaukee and Waukegan facilities on September 24, 1998. The Company recorded a $98.5 million restructuring charge which includes: 1) costs to recognize severance and benefits for approximately 950 employees to be terminated ($14.0 million), 2) curtailment losses associated with the acceleration of pension and postretirement benefits for employees at the two facilities ($72.1 million), 3) costs to clean and close the facilities ($6.5 million), 4) costs to ready machinery and equipment for disposal and costs to dispose of machinery and equipment at the facilities ($3.9 million), and 5) costs to write-down certain replacement parts for machinery and equipment at the facilities to net realizable value ($2.0 million). The Company's plan includes outsourcing the substantial portion of its sub-assembly production currently performed in its Milwaukee and Waukegan facilities to third-party vendors or transferring such production to other facilities of the Company. The Company anticipates substantial completion of such plan by the end of year 2000. No costs have been charged to this reserve as of December 31, 1998.

     During fiscal year 1996, the Pre-Merger Company recorded $25.6 million in restructuring charges. Included was $20.1 million for closings of distribution operations and write-down of manufacturing facilities outside the United States. The Company recognized $0.3 million, $1.4 million, and $12.5 million against this reserve for the three months ended December 31, 1998, and the fiscal years ending September 30, 1998 and 1997, respectively. The North American and European sales and marketing operations were realigned to more effectively meet market needs.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  INVENTORIES

     The components of inventory were as follows:

                                                                                SEPTEMBER 30,
                                                               DECEMBER 31,    ----------------
                                                                   1998         1998      1997
                                                               ------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
Finished product............................................      $ 83.9       $ 55.8    $ 62.1
Raw material, work in process and service parts.............       114.5        118.6     114.8
                                                                  ------       ------    ------
  Inventory at current cost which is less than market.......       198.4        174.4     176.9
Excess of current cost over LIFO cost.......................         1.2           --        --
                                                                  ------       ------    ------
  Net inventory.............................................      $197.2       $174.4    $176.9
                                                                  ======       ======    ======

6.  PLANT AND EQUIPMENT

     Plant and equipment components were as follows:

                                                                                SEPTEMBER 30,
                                                               DECEMBER 31,    ----------------
                                                                   1998         1998      1997
                                                               ------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
Land and improvements.......................................      $ 12.0       $ 11.9    $ 13.2
Buildings...................................................        60.2         62.6      65.0
Machinery and equipment.....................................       132.4        129.0     126.1
Construction in progress....................................        16.2          8.5       5.9
                                                                  ------       ------    ------
                                                                   220.8        212.0     210.2
Accumulated depreciation....................................        23.7         17.5        --
                                                                  ------       ------    ------
Plant and equipment, net....................................      $197.1       $194.5    $210.2
                                                                  ======       ======    ======

7.  ACCRUED LIABILITIES AND OTHER NON-CURRENT LIABILITIES

                                                                                SEPTEMBER 30,
                                                               DECEMBER 31,    ----------------
                                                                   1998         1998      1997
                                                               ------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
Accrued liabilities were as follows:
Compensation, pension programs and current postretirement
  medical...................................................      $ 20.9       $ 25.7    $ 24.2
Warranty....................................................        40.9         36.3      24.6
Marketing programs..........................................        52.9         36.2      32.8
Restructuring reserves......................................        10.3         10.6       6.0
Other.......................................................        60.1         68.5      51.7
                                                                  ------       ------    ------
  Accrued liabilities.......................................      $185.1       $177.3    $139.3
                                                                  ======       ======    ======

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                                SEPTEMBER 30,
                                                               DECEMBER 31,    ----------------
                                                                   1998         1998      1997
                                                               ------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
Other non-current liabilities were as follows:
Pension programs............................................      $ 35.5       $ 42.9    $ 17.3
Environmental remediation...................................        18.0         18.1      18.4
Warranty....................................................        20.6         20.4      15.2
Restructuring reserves......................................        20.4         20.4        --
Other.......................................................        67.9         70.4      65.9
                                                                  ------       ------    ------
  Accrued non-current liabilities...........................      $162.4       $172.2    $116.8
                                                                  ======       ======    ======

     As described in Note 4, the Company recorded a $98.5 million restructuring reserve in the fourth quarter of the fiscal year ending September 30, 1998. The Company has classified $6.0 million as accrued liabilities which represents the Company's anticipated expenditures in fiscal year 1999 for severance costs associated with the closing of its Milwaukee and Waukegan facilities. In addition, the Company has recorded $20.4 million as other non-current liabilities for severance and closing costs associated with the closing of the Milwaukee and Waukegan facilities that will be incurred in the year 2000.

8.  SHORT-TERM BORROWINGS AND ACCOUNTS RECEIVABLE SALES AGREEMENTS

     A summary of short-term borrowing activity was as follows:

                                                                                SEPTEMBER 30,
                                                               DECEMBER 31,    ----------------
                                                                   1998         1998      1997
                                                               ------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
Outstanding:
  Credit agreement..........................................      $   --       $   --    $ 96.0
  Bank borrowing............................................      $ 32.4       $   --    $   --
Average bank borrowing for the period
  Borrowing.................................................      $  8.9       $ 35.7    $  2.9
  Interest rate.............................................         8.2%         8.0%      7.1%
Maximum month end borrowing.................................      $ 32.4       $ 70.7    $ 29.0
                                                                  ======       ======    ======

     The Company became obligated under a credit agreement, as amended, with American Fidelity Group ("AFG") which provided for loans of up to $150 million (the "Acquisition Debt"). The Acquisition Debt was used to finance a portion of the funds received to effect Greenmarine's acquisition of the Company. Amounts outstanding under this credit agreement were secured by 20.4 million shares of common stock of the Post-Merger Company and bear interest at 10%. On November 12, 1997, the Company borrowed the remaining $54.0 million principal amount of Acquisition Debt in connection with the purchase of all properly tendered 7% convertible subordinated debentures of Outboard Marine Corporation due 2002 (see
Note 9). The full amount of the Acquisition Debt was paid on May 27, 1998 from the proceeds of newly issued long-term debt (see Note 9).

     In addition to the Company's credit agreements, the Company's non-U.S. subsidiaries had additional uncommitted lines of credit of approximately $0.9 million on December 31, 1998, September 30, 1998 and September 30, 1997.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company entered into a Financing and Security Agreement effective November 12, 1997, which provided for loans of up to $50 million. Effective January 6, 1998, the Company entered into a $150 million Amended and Restated Loan and Security Agreement (the "Credit Agreement") expiring December 31, 2000 which replaced the November 12, 1997 agreement. The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (i) consolidated tangible net worth, (ii) interest coverage ratios, and (iii) leverage ratios. On May 21, 1998, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's compliance with consolidated tangible net worth covenant for the period ended June 30, 1998 was waived, notwithstanding the Company's anticipated and subsequent actual compliance therewith at such time, (ii) the Company's consolidated tangible net worth requirement for the period ended September 30, 1998 was amended to better align such covenant with the Company's then anticipated financial performance for the remainder of fiscal year 1998, (iii) the borrowing base was amended to allow for borrowings against eligible intellectual property, thereby increasing borrowing capacity, (iv) the sublimit for the issuance of letters of credit was increased from $25.0 million to $30.0 million, and (v) the lenders consented to certain matters relating to the Company's offering of $160.0 million of 10 3/4% Senior Notes due 2008, including the establishment of an interest reserve account. The Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement, effective as of August 31, 1998, with the lenders under the Credit Agreement, pursuant to which, among other things, the sublimit for the issuance of letters of credit was increased from $30.0 million to $50.0 million to enable the Company to replace cash collateral obligations under a letter of credit, which obligations arose following the change in control resulting from the Greenmarine Acquisition. The Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement, effective as of December 21, 1998 with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's non-compliance with the consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants for the period ended September 30, 1998 was waived and (ii) the Company's consolidated tangible net worth, consolidated leverage ratio and consolidated interest coverage ratio covenants for future periods were amended. The Third Amendment modified the Company's financial covenant compliance requirements under the Credit Agreement to give effect to the restatements of the Company's financial statements for fiscal year 1997 and for the first three quarters of fiscal year 1998 and their anticipated impact on the Company's future results of operations. As of December 31, 1998, the Company was in violation of the Credit Agreement leverage coverage ratio covenant. The Company informed the lenders under the Credit Agreement of the circumstances causing the violation and entered into the Fourth Amendment to Amended and Restated loan and Security Agreement effective as of February 1, 1999 pursuant to which (i) the Company's non-compliance with the consolidated leverage covenant for the period ended December 31, 1998 was waived, (ii) work-in-process inventory is included in the borrowing base calculation through June 30, 1999, and (iii) the Company's borrowing base capacity was increased by $10 million for certain intellectual property. The Company entered into the Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of February 25, 1999, which among other things, amended the Company's consolidated tangible net worth, consolidated leverage and consolidated interest coverage ratios for future periods in order to bring the covenants in line with anticipated results of operations, including the effect of the costs incurred and to be incurred to address performance issues identified with respect to the Company FICHT engines.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to amortize all required principal payments out of internally generated funds, the Company may be required to seek further amendments, refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.

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

9.  LONG-TERM DEBT

     Long-term debt at December 31, 1998, September 30, 1998 and 1997, net of sinking fund requirements included in current liabilities, consisted of the following:

                                                                                SEPTEMBER 30,
                                                               DECEMBER 31,    ----------------
                                                                   1998         1998      1997
                                                               ------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
10 3/4% senior notes due 2008...............................      $155.5       $155.4    $   --
7% convertible subordinated debentures due 2002.............         7.1          7.1      74.8
9 1/8% sinking fund debentures due through 2017.............        62.8         62.6      62.6
Medium-term notes due 1999 through 2001 with rates ranging
  from 8.16% to 8.625%......................................        20.9         21.1      26.2
Industrial revenue bonds and other debt due 2002 through
  2007 with rates ranging from 6.0% to 12.037%..............        11.9         12.9      13.1
                                                                  ------       ------    ------
                                                                   258.2        259.1     176.7
Less current maturities.....................................       (11.2)       (11.2)    (72.9)
                                                                  ------       ------    ------
                                                                  $247.0       $247.9    $103.8
                                                                  ======       ======    ======

     On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes ("Senior Notes") due 2008, with interest payable semiannually on June 1 and December 1, of each year. The net proceeds from the issuance totaled $155.4 million, of which, $150.0 million was used to prepay the Acquisition Debt. Unamortized debt discount costs of $4.5 million remained at December 31, 1998. The Senior Notes are guaranteed by certain of the Company's U.S. operating subsidiaries. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At December 31, 1998, the interest reserve Restricted Cash totaled $28.6 million. The Restricted Cash must remain in the interest reserve account until at least May 27, 2001. The Indenture governing the Senior Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments;
(ii) incur additional indebtedness or issue certain preferred equity interests;
(iii) merge or consolidate with any other

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

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

     On December 31, 1998, September 30, 1998 and 1997, the Company held $34.8 million of its 9 1/8% sinking fund debentures, which will be used to meet sinking fund requirements of $5.0 million per year in the years 1999 through 2004. Amounts are recorded as a reduction of outstanding debt.

     At December 31, 1998, an aggregate of $20.9 million principal amount of Medium-Term Notes Series A (the "Medium-Term Notes") were outstanding. Rates on the Medium-Term Notes range from 8.160% to 8.125%. Interest on each of the outstanding Medium-Term Notes is payable semiannually each March 30 and September 30 and at maturity.

     The agreements covering the Company's revolving credit agreement (see Note
8) and one industrial revenue bond have restrictive financial covenants.

     Maturities and sinking fund requirements of long-term debt for each of the next five calendar years is as follows:

                                                          (DOLLARS IN MILLIONS)
                                                          ---------------------
1999...................................................          $ 11.2
2000...................................................             7.0
2001...................................................             6.3
2002...................................................             8.4
2003...................................................             0.4

10.  FINANCIAL INSTRUMENTS

     The carrying values of cash and cash equivalents, receivables, accounts payable, and current maturities of long-term debt approximate fair values due to the short term nature of these instruments. The fair value of the long-term debt was $239.0 million, $237.1 million and $103.8 million at December 31, 1998, September 30, 1998 and 1997, respectively, versus carrying amounts of $247.0 million, $247.9 million and $103.8 million at December 31, 1998, September 30, 1998 and 1997, respectively. The fair value of long-term debt was based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.

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

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Pre-Merger Company had entered into several interest rate swap agreements as a means of managing its proportion of fixed to variable interest rate exposure. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates and is recognized in net earnings as an adjustment to interest expense. Also at December 31, 1998, September 30, 1998 and 1997, the Company had an outstanding variable to fixed interest rate swap agreement having a total notional principal amount of $5 million expiring February 15, 1999. The fair value of the interest rate swap agreement at December 31, 1998, September 30, 1998 and 1997 was an estimated termination liability of $0.1 million, $0.1 million and $0.3 million, respectively. This potential expense at each fiscal year end had not yet been reflected in net earnings as it represents the hedging of long-term activities to be amortized in future reporting periods. The fair value was the estimated amount the Company would have paid to terminate the swap agreements.

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

     The Company also entered into foreign currency forward exchange contracts to receive 3,165.5 million Japanese yen for $22.9 million with a fair market value of $23.7 million at September 30, 1998. The gains on these Japanese yen contracts has been deferred at September 30, 1998 because they relate to qualifying hedges on firm foreign currency commitments which are deferred and included as a component of the related hedged transaction, when incurred.

     At December 31, 1998, the Company had entered into foreign currency forward exchange contracts to receive 11.0 million Australian dollars and 29.0 million Canadian dollars for $25.7 million with a fair market value of $25.7 million. The Company also entered into foreign currency forward exchange contracts to receive $25.2 million for 28.3 million Australian dollars and 39.2 million French francs with a fair market value of $24.4 million. The Company records the fair market value of these transactions in its financial statements as this activity represents hedges against intercompany transactions. Gains and losses on the adjustment to the fair market value of such instruments is reflected in the Consolidated Statement of Earnings.

     The Company also entered into foreign currency forward exchange contracts to receive 2,633.6 million Japanese yen for $19.1 million with a fair market value of $23.5 million at December 31, 1998. The gains on these Japanese yen contracts has been deferred at December 31, 1998 because they relate to qualifying hedges on firm foreign currency commitments which are deferred off-balance sheet and included as a component of the related hedged transaction, when incurred.

     The foreign currency contracts and options outstanding at December 31, 1998 all mature in one year or less. The fair values were obtained from major financial institutions based upon the market values as of December 31, 1998, and September 30, 1998 and 1997.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company purchases commodity futures to hedge anticipated purchases of aluminum. Gains and losses on open hedging transactions are deferred until the futures are closed. Upon closing, gains and losses are included in inventories as a cost of the commodities and reflected in net earnings when the product is sold. At December 31, 1998, the Company had futures covering approximately 3% of annual forecasted aluminum purchases. The fair market value of these aluminum options resulted in a $0.1 million and $0.1 million deferred loss at December 31, 1998 and September 30, 1998, respectively, and $0.3 million deferred gain at September 30, 1997. The fair market value was obtained from a major financial institution based upon the market value of those futures at December 31, 1998.

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

     In 1992, the Pre-Merger Company issued $74.75 million, principal amount, of 7% subordinated convertible debentures. The debentures were convertible into 3,359,550 shares of the Pre-Merger Company's common stock (which were reserved) at a conversion price of $22.25 per share. Due to the change of control and the merger with Greenmarine, each holder of debentures had the right, at such holder's option, to require the Company to repurchase all of the then outstanding debentures at a purchase price equal to 100% of the outstanding principal amount of each debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase, and, as a result thereof, all but $7.1 million of the principal amount was tendered to, and purchased by, the Company. As a result of the merger, the remaining $7.1 million of convertible debentures are no longer convertible into common stock (see Note 9).

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

     On March 10, 1998, the Post-Merger Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

employees of the Company. All employees are eligible to participate in PROP. PROP replaced all long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and (ii) grants of stock options, shares of restricted stock, stock units or stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares of currently authorized common stock of the Company. Grants under PROP are discretionary.

     Stock option grants under PROP through December 31, 1998 were 1,073,745. The grants expire ten years after date of grant and are exercisable at $18.00 per share, except for 105,000 stock options granted to certain participants that are exercisable at $22.00 per share. The Company accounts for PROP under APB Opinion No. 25, and has not recorded any compensation expense for grants through December 31, 1998 as the exercise price of the stock option approximates management's estimate of fair market value of the Company's stock on the date of grant. If the accounting provisions of SFAS 123 had been adopted, the effect on net earnings for the three month period ending December 31, 1998 and the fiscal year ending September 30, 1998 would have been a reduction of pretax earnings of $0.1 million, and $0.7 million on a proforma basis and a reduction of basic and diluted earnings per share of $0.01 and $0.03 per share.

     A summary of option data for all plans was as follows:

                                                                                 WEIGHTED
                                                                                  AVERAGE
                                                                                 EXERCISE
                                                                  NUMBER OF        PRICE
                                                                OPTION SHARES    PER SHARE
                                                                -------------    ---------
Options outstanding and unexercised at September 30,
  1997* --
  Pre-Merger Company........................................             --
Options granted.............................................        991,745       $18.00
                                                                  ---------
Options outstanding and unexercised at September 30, 1998...        991,745       $18.00
                                                                  =========
Options granted.............................................        110,500       $21.80
Options cancelled...........................................         28,500           --
                                                                  ---------
Options outstanding and unexercised at December 31, 1998....      1,073,745       $18.86
                                                                  =========
Exercisable at December 31, 1998............................        267,190       $18.00
                                                                  ---------

---------------

* Due to the merger with Greenmarine, all options outstanding prior to September 30, 1997 were paid out in cash and cancelled at September 30, 1997.

     The weighted average fair value per option granted during 1998, estimated on the date of grant using the Black-Scholes option-pricing model was $3.75. The fair value of 1998 options granted is estimated on the date of grant using the following assumptions: risk-free interest rate 4.7%, and an expected life of five years. The Company has used the "minimum value" method of valuing stock options based upon SFAS 123.

13.  RETIREMENT BENEFIT AND INCENTIVE COMPENSATION PROGRAMS

     The Company and its subsidiaries have retirement benefit plans covering a majority of its employees. Worldwide pension calculations resulted in expense (income) of $(0.3) million, and $(5.0) million for the three month period ending December 31, 1998 and the twelve month period ending September 30, 1998, and on the Pre-Merger Company were $2.4 million and $(0.3) million in 1997 and 1996, respectively. In addition, the Company recorded a $42.2 million curtailment loss (as part of its September 1998 restructuring -- see Note 4) associated with the acceleration of pension benefits for employees at the Milwaukee and Waukegan facilities.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following schedule of pension expense (income) presents amounts relating to the Company's material pension plans: (the 1997 and 1996 fiscal years refer to the Pre-Merger Company):

                                                       THREE MONTHS      FISCAL YEARS ENDED SEPTEMBER 30,
                                                           ENDED         ---------------------------------
                                                     DECEMBER 31, 1998     1998        1997        1996
                                                     -----------------   ---------   ---------   ---------
                                                                               (DOLLARS IN MILLIONS)
Benefits earned during the period.................        $  1.9          $  6.6      $  6.6      $  6.2
Interest cost on projected benefit obligation.....           8.3            28.8        28.5        25.4
Return on pension assets..........................         (10.8)          (41.3)      (88.5)      (46.5)
Net amortization and deferral.....................            --            (0.1)       54.3        15.7
                                                          ------          ------      ------      ------
Net periodic pension expense (income).............        $ (0.6)         $ (6.0)     $  0.9      $  0.8
                                                          ======          ======      ======      ======

     Actuarial assumptions used for the Company's principal defined benefit plans:

                                                                             SEPTEMBER 30,
                                                          DECEMBER 31,    --------------------
                                                              1998        1998    1997    1996
                                                          ------------    ----    ----    ----
Discount rates.........................................        7%          7%     7 1/2%   8%
Rate of increase in compensation levels (salaried
  employee plans)......................................        5%          5%      5%      5%
Expected long-term rate of return on assets............    9 1/2%         9 1/2%  9 1/2%  9 1/2%

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following provides a reconciliation of benefit obligations, plan assets and funded status within the guidelines of SFAS 132:

                                                                                SEPTEMBER 30,
                                                               DECEMBER 31,    ----------------
                                                                   1998         1998      1997
                                                               ------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
Change in Benefit Obligation:
Benefit obligation at beginning of period...................      $476.3       $398.2    $368.8
Service cost................................................         1.9          6.6       6.6
Interest cost...............................................         8.3         28.8      28.5
Curtailment loss............................................          --         42.2        --
Acturarial (gain) loss......................................         4.2         34.7      21.1
Benefits paid...............................................        (7.4)       (32.4)    (26.8)
Foreign exchange translation................................          --         (1.8)       --
                                                                  ------       ------    ------
Benefit obligation at end of period:........................      $483.3       $476.3    $398.2
                                                                  ======       ======    ======
Change in plan assets:
Fair value of plan assets at beginning of period............      $440.2       $455.2    $388.5
Actual return on plan assets................................        41.0         18.0      92.2
Employer contribution.......................................         0.5          1.4       1.3
Benefits paid...............................................        (7.4)       (32.4)    (26.8)
Foreign exchange translation................................          --         (2.0)       --
                                                                  ------       ------    ------
Fair value of plan assets at end of period..................      $474.3       $440.2    $455.2
                                                                  ======       ======    ======
Reconciliation:
Funded status...............................................      $ (9.0)      $(36.1)   $ 57.0
Unrecognized net actuarial loss.............................        19.2         36.0        --
                                                                  ------       ------    ------
Prepaid (accrued) benefit cost..............................      $ 10.2       $ (0.1)   $ 57.0
                                                                  ======       ======    ======
Amounts recognized in the Statements of Financial Position
  consist of:
Prepaid benefit cost........................................      $ 46.4       $ 45.6    $ 74.4
Accrued benefit liability...................................       (20.7)       (21.0)    (17.4)
Minimum pension liability...................................       (15.5)       (24.7)       --
                                                                  ------       ------    ------
Net amount recognized.......................................      $ 10.2       $ (0.1)   $ 57.0
                                                                  ======       ======    ======

     The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for pension plans with accumulated benefit obligation in excess of plan assets were $232.5 million, $231.4 million and $196.3 million, respectively, as of December 31, 1998, $227.0 million, $226.0 million and $181.4 million, respectively, as of September 30, 1998, and $17.4 million, $16.4 million and $0.0 million, respectively, as of September 30, 1997.

     At September 30, 1997 in accordance with purchase accounting, plan assets in excess of or less than the projected benefit obligation have been recorded. The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. In 1998, because the accumulated benefit obligation exceeded the plan assets and because, due to the application of purchase accounting, the Company did not have any unrecognized prior service cost at the beginning of the fiscal year, the balance of $24.7 million is

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

reported as a separate reduction of shareholders' investment at September 30, 1998. At December 31, 1998, the reduction of shareholders' investment is $15.5 million with the change of $9.2 million reported as a component of other comprehensive income in the three months ended December 31, 1998.

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

     The Company provides certain health care and life insurance benefits for eligible retired employees, primarily employees of the Milwaukee, Wisconsin; Waukegan, Illinois; and former Galesburg, Illinois plants as well as North American Engine Operations and the Corporate office. Employees at these locations become eligible if they have fulfilled specific age and service requirements. These benefits are subject to deductible, co-payment provisions and other limitations, which are amended periodically. The Company reserves the right to make additional changes or terminate these benefits in the future. In addition, as part of the Company's restructuring charge (See Note 4), the Company recorded a curtailment loss of $29.9 million associated with the acceleration of postretirement benefits for employees at the Milwaukee and Waukegan facilities.

     On January 1, 1994, and to be effective in 1998, the Pre-Merger Company introduced a cap for the employer-paid portion of medical costs for non-union active employees. The cap is tied to the Consumer Price Index.

     The net cost of providing postretirement health care and life insurance benefits included the following components (1997 and 1996 were Pre-Merger Company):

                                                    THREE MONTHS       FISCAL YEARS ENDED SEPTEMBER 30,
                                                        ENDED          --------------------------------
                                                  DECEMBER 31, 1998      1998        1997        1996
                                                  -----------------    --------    --------    --------
                                                                  (DOLLARS IN MILLIONS)
Service cost-benefits attributed to service
  during the period...........................         $  0.2           $  0.7      $  1.1      $  1.0
Interest cost on accumulated postretirement
  benefit obligation..........................            2.2              6.6         7.3         6.4
Amortization of prior service cost and
  actuarial gain..............................             --             (0.2)       (1.8)       (1.9)
                                                       ------           ------      ------      ------
Net periodic postretirement benefit cost......         $  2.4           $  7.1      $  6.6      $  5.5
                                                       ======           ======      ======      ======

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The following provides a reconciliation of benefit obligations, plan assets and funded status within the guidelines of SFAS 132:

                                                                               SEPTEMBER 30,
                                                                                    1998
                                                             DECEMBER 31,    ------------------
                                                                 1998         1998       1997
                                                             ------------    -------    -------
                                                                   (DOLLARS IN MILLIONS)
Change in benefit obligation:
Benefit obligation at beginning of period................      $ 131.4       $ 102.8    $  95.3
Service cost.............................................          0.2           0.7        1.1
Interest cost............................................          2.2           6.6        7.3
Curtailment loss.........................................           --          29.9         --
Actuarial gain...........................................          3.7          (0.3)       6.9
Benefits paid............................................         (2.5)         (8.3)      (7.8)
                                                               -------       -------    -------
Benefit obligation at end of period......................      $ 135.0       $ 131.4    $ 102.8
                                                               =======       =======    =======
Change in plan assets:
Fair value of plan assets at beginning of period.........      $    --       $    --    $    --
Actual return on plan assets.............................           --            --         --
Employer contribution....................................          2.5           8.3        7.8
Benefits paid............................................         (2.5)         (8.3)      (7.8)
                                                               -------       -------    -------
Fair value of plan assets at end of period...............      $    --       $    --    $    --
                                                               -------       -------    -------
Funded status............................................      $(135.0)      $(131.4)   $(102.8)
Unrecognized net actuarial loss..........................          3.4          (0.4)        --
                                                               -------       -------    -------
Prepaid(accrued)benefit cost.............................       (131.6)       (131.8)    (102.8)
  Less: Current portion of Postretirement obligation.....         (8.0)         (9.0)      (8.0)
                                                               -------       -------    -------
Net long-term postretirement obligation..................       (123.6)       (122.8)     (94.8)
Former officer life insurance obligation.................         (0.8)         (0.9)      (1.2)
                                                               -------       -------    -------
Total postretirement benefits other than pension.........      $(124.4)      $(123.7)   $ (96.0)
                                                               =======       =======    =======

     The accumulated postretirement benefit obligation was determined using a 7%, 7% and 7 1/2% weighted average discount rate at December 31, 1998, September 30, 1998 and 1997, respectively. The health care cost trend rate was assumed to be 7% in fiscal year 1998, and remaining constant thereafter. In fiscal year 1997, the health care cost trend rate was assumed to be 8%, declining to 7% in one year and remaining constant thereafter. A one percentage point increase of this annual trend rate would increase the accumulated postretirement benefit obligation at December 31, 1998, September 30, 1998, and September 30, 1997 by approximately $11.3 million, $11.0 million, and $8.6 million and the total service and interest cost components by $0.2 million, $0.6 million, and $0.6 million, respectively. A one percentage point decrease of this annual trend rate would decrease the accumulated postretirement benefit obligation at December 31, 1998, September 30, 1998, and September 30, 1997 by approximately $9.5 million, $9.3 million, and $7.2 million, and the total service and interest cost components by $0.2 million, $0.5 million, and $0.5 million, respectively.

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

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

14.  OTHER EXPENSE (INCOME), NET

     Other non-operating expense (income) in the Statements of Consolidated Earnings consisted of the following items (1997 and 1996 were Pre-Merger Company):

                                                    THREE MONTHS       FISCAL YEARS ENDED SEPTEMBER 30,
                                                        ENDED          --------------------------------
                                                  DECEMBER 31, 1998      1998        1997        1996
                                                  -----------------    --------    --------    --------
                                                                  (DOLLARS IN MILLIONS)
Expense (Income)
  Interest earned...............................       $ (0.9)          $ (4.3)     $ (4.5)     $ (4.1)
  Insurance recovery and lawsuit settlement.....           --               --       (10.7)         --
  Foreign exchange losses (gains)...............         (0.7)            (0.7)        1.0          --
  (Gain) loss on disposition of plant and
     equipment..................................          0.7             (2.9)       (5.8)        0.9
  Joint venture earnings........................         (1.2)            (4.8)       (7.2)       (4.4)
  Discount charges -- Accounts receivable
     sales......................................           --               --         0.6         1.7
  Miscellaneous, net............................         (1.2)            (2.9)       (2.6)       (2.6)
                                                       ------           ------      ------      ------
                                                       $ (3.3)          $(15.6)     $(29.2)     $ (8.5)
                                                       ======           ======      ======      ======

15.  INCOME TAXES

     The provision for income taxes consisted of the following components (1997 and 1996 were Pre-Merger Company):

                                                    THREE MONTHS       FISCAL YEARS ENDED SEPTEMBER 30,
                                                        ENDED          --------------------------------
                                                  DECEMBER 31, 1998      1998        1997        1996
                                                  -----------------    --------    --------    --------
                                                                  (DOLLARS IN MILLIONS)
Provision for income taxes
  Federal.......................................       $(17.9)          $(29.4)     $(36.7)     $ (5.6)
  State.........................................         (1.7)            (7.1)       (2.3)         --
  Non-U.S.......................................          0.4              3.1         2.8         2.5
                                                       ------           ------      ------      ------
     Total current..............................        (19.2)           (33.4)      (36.2)       (3.1)
Valuation allowance.............................         19.2             36.8        39.0          --
                                                       ------           ------      ------      ------
     Total provision............................       $   --           $  3.4      $  2.8      $ (3.1)
                                                       ======           ======      ======      ======

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The significant short-term and long-term deferred tax assets and liabilities were as follows:

                                                                                  SEPTEMBER 30,
                                                                                 ----------------
                                                            DECEMBER 31, 1998     1998      1997
                                                            -----------------    ------    ------
                                                                    (DOLLARS IN MILLIONS)
Deferred tax assets
  Litigation and claims...................................       $ 21.4          $ 21.1    $ 18.4
  Product warranty........................................         22.7            21.0      14.6
  Marketing programs......................................         22.8            15.1      13.7
  Postretirement medical benefits.........................         52.3            52.3      41.2
  Restructuring...........................................         16.8            17.5       7.3
  Loss carryforwards......................................         77.0            67.5      55.0
  Other...................................................         57.7            57.5      58.6
  Valuation allowance.....................................       (137.8)         (118.6)    (81.8)
                                                                 ------          ------    ------
     Total deferred tax assets............................       $132.9          $133.4    $127.0
                                                                 ------          ------    ------
Deferred tax liabilities
  Depreciation and amortization...........................       $(14.5)         $(13.5)    (13.9)
  Employee benefits.......................................           --            (0.8)    (12.8)
  Purchase accounting asset revaluations..................        (39.0)          (40.3)    (44.5)
  Other...................................................        (35.5)          (34.3)    (15.7)
                                                                 ------          ------    ------
     Total deferred tax liabilities.......................        (89.0)          (88.9)    (86.9)
                                                                 ------          ------    ------
       Net deferred tax assets............................       $ 43.9          $ 44.5    $ 40.1
                                                                 ======          ======    ======
Reconciliation to Statement of Consolidated Financial
  Position:
  Net -- current deferred tax assets -- (net of current
     valuation allowance).................................       $  3.4          $  3.4    $  0.9
  Net -- long-term deferred tax assets -- (net long-term
     valuation allowance).................................         40.5            41.1      39.2
                                                                 ------          ------    ------
     Total net deferred tax assets........................       $ 43.9          $ 44.5    $ 40.1
                                                                 ======          ======    ======

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company believes the recorded net deferred tax assets of $43.9 million will be realized. A valuation allowance of $137.8 million has been recorded at December 31, 1998, to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $23.8 million relates to deferred tax assets established for foreign and state loss carryforwards.

     As of December 31, 1998, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for income tax purposes of $36.1 million. Of this amount, $3.3 million will expire by 2004 with the remaining balance being unlimited. In addition, the Company has $151.3 million of Federal net operating loss carryforwards expiring between 2008 and 2019 and $178.3 million of state net operating loss carryforwards expiring between 1999 and 2014. These carryforwards are entirely offset by the valuation allowance. No benefit has been recognized in the Consolidated Financial Statements.

     Under SFAS 109, "Accounting for Income Taxes", the Company is required to consider several factors in order to determine if it is "more likely than not" that deferred tax assets will be realized. Those factors include an examination of the Company's historical profitability, forecasted earnings, etc. Based upon the Company's historical results as well as forecasted earnings, it is unlikely that the valuation allowance will be reversed in calendar year 1999.

     The following summarizes the major differences between the actual provision for income taxes on earnings (losses) and the provision (credit) based on the statutory United States Federal income tax rate (1997 and 1996 were Pre-Merger Company):

                                                    THREE MONTHS
                                                       ENDED        FISCAL YEARS ENDED SEPTEMBER 30,
                                                    DECEMBER 31,    --------------------------------
                                                        1998          1998        1997        1996
                                                    ------------    --------    --------    --------
                                                                 (% TO PRETAX EARNINGS)
At statutory rate.................................     (35.0)%        (35.0)%     (35.0)%     (35.0)%
State income taxes, net of Federal tax
  deduction.......................................      (3.7)          (3.6)       (3.0)       (0.2)
Tax effect of non-U.S. subsidiary earnings (loss)
  taxed at other than the U.S. rate...............      (1.3)            --         0.1        11.4
Tax benefit not provided on domestic and foreign
  operating losses................................      39.4           33.0        41.8        20.6
Tax effect of goodwill amortization and
  write-offs......................................       0.6            1.4         0.4         3.3
Federal tax effect prior year's state income taxes
  paid............................................        --             --        (0.2)       13.6
Tax effects of audit settlements..................        --             --          --       (50.5)
Tax effect of Foreign Investment in U.S.
  Property........................................        --            6.4          --          --
Other.............................................        --            0.1        (0.5)        7.0
  Actual provision................................      N.M.%          N.M.%       N.M.%       N.M.%

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Domestic and non-U.S. losses before provision (credit) for income taxes consisted of the following (1997 and 1996 were Pre-Merger Company):

                                                   THREE MONTHS
                                                      ENDED        FISCAL YEARS ENDED SEPTEMBER 30,
                                                   DECEMBER 31,    ---------------------------------
                                                       1998          1998         1997        1996
                                                   ------------    ---------    --------    --------
                                                                 (DOLLARS IN MILLIONS)
Loss before provision for income taxes
  United States..................................     $(46.3)       $(144.8)     $(68.7)     $ (8.1)
  Non-U.S........................................       (0.8)          (2.3)       (7.6)       (2.3)
                                                      ------        -------      ------      ------
     Total.......................................     $(47.1)       $(147.1)     $(76.3)     $(10.4)
                                                      ======        =======      ======      ======

     The above non-U.S. loss of $.8 million is a net amount that includes both earnings and losses. Due to the integrated nature of the Company's operations, any attempt to interpret the above pretax losses as resulting from stand-alone operations could be misleading.

     No U.S. deferred taxes have been provided on $65.7 million of undistributed non-U.S. subsidiary earnings. The Company has no plans to repatriate these earnings and, as such, they are considered to be permanently invested. While no detailed calculations have been made of the potential U.S. income tax liability should such repatriation occur, the Company believes that it would not be material in relation to the Company's Consolidated Financial Position or Consolidated Earnings.

16.  SEGMENT AND RELATED INFORMATION

     The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", in 1999, changing the way the Company reports information about its operating segments. The Company has two reportable segments: Marine Engines and Boats. The Company markets its products primarily through dealers in the United States and Canada, through distributors and dealers in Europe and through distributors in the rest of the world.

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other Column" includes primarily corporate related items. Earnings before taxes included in the "Other Column" comprise primarily corporate staffing expense, interest expense on the Company's current and long-term debt obligations, and amortization expense on the Company's intangible assets. Total Assets included in the "Other Column" are comprised primarily of cash, intangible assets associated with the purchase of the Company that have not been allocated to the reportable segments, deferred income tax assets, certain property, plant and equipment, and the pension assets associated with one of the Company's pension plans.

                                                    MARINE ENGINES    BOATS     OTHER     TOTAL
                                                    --------------   -------   -------   --------
                                                                (DOLLARS IN MILLIONS)
THREE MONTHS ENDED DECEMBER 31, 1998
Revenues.........................................       $111.9       $  87.5   $    --   $  199.4
Earnings Before Taxes............................        (18.9)        (12.0)    (16.2)     (47.1)
Total Assets.....................................        608.2         116.2     191.8      916.2
Capital Expenditures.............................         11.0           2.3       1.8       15.1
Depreciation and Amortization....................          9.5           1.3       1.6       12.4
FISCAL YEAR ENDED SEPTEMBER 30, 1998
Revenues.........................................       $636.5       $ 389.2   $    --   $1,025.7
Earnings Before Taxes............................        (27.8)        (36.4)    (82.9)    (147.1)
Total Assets.....................................        612.5         126.1     211.3      949.9
Capital Expenditures.............................         25.8           8.0       0.6       34.4
Depreciation and Amortization....................         36.0           6.3       7.8       50.1
FISCAL YEAR ENDED SEPTEMBER 30, 1997
Revenues.........................................       $560.4       $ 419.1   $    --   $  979.5
Earnings Before Taxes............................         19.1         (57.2)    (38.2)     (76.3)
Total Assets.....................................        607.2         151.2     291.8    1,050.2
Capital Expenditures.............................         33.2           2.6       0.5       36.3
Depreciation and Amortization....................         42.6           9.2       5.2       57.0
FISCAL YEAR ENDED SEPTEMBER 30, 1996
Revenues.........................................       $628.5       $ 493.0   $    --   $1,121.5
Earnings Before Taxes............................          9.8          (5.3)    (14.9)     (10.4)
Total Assets.....................................        592.1         161.7     119.9      873.7
Capital Expenditures.............................         45.6           5.3       1.8       52.7
Depreciation and Amortization....................         44.1           7.1       3.5       54.7

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Information by geographic area was as follows (1997 and 1996 were Pre-Merger Company):

                                                  THREE MONTHS         FISCAL YEARS ENDED
                                                     ENDED               SEPTEMBER 30,
                                                  DECEMBER 31,   ------------------------------
                                                      1998         1998       1997       1996
                                                  ------------   --------   --------   --------
                                                              (DOLLARS IN MILLIONS)
Net sales
  United States.................................     $152.0      $  769.7   $  721.0   $  813.3
  Asia..........................................        2.3          11.5       20.3       24.8
  Australia.....................................       10.1          38.3       45.4       48.8
  Canada........................................        8.5          56.7       44.4       61.7
  Europe........................................       15.6          91.9       90.9      114.8
  Latin America (including Brazil and Mexico)...       10.9          57.6       57.5       58.1
                                                     ------      --------   --------   --------
     Total......................................     $199.4      $1,025.7   $  979.5   $1,121.5
                                                     ======      ========   ========   ========
Total Long-lived assets
  United States.................................     $378.5      $  379.0   $  407.5   $  234.5
  Asia..........................................        6.1           4.5        3.3        4.4
  Australia.....................................        2.1           2.1        2.7        2.8
  Canada........................................        2.9           3.1        3.1        7.2
  Europe........................................        1.2           1.1        1.4        4.9
  Latin America (including Brazil and Mexico)...        2.7           2.6        3.4        3.4
                                                     ------      --------   --------   --------
     Total......................................     $393.5      $  392.4   $  421.4   $  257.2
                                                     ======      ========   ========   ========

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

17.  QUARTERLY INFORMATION -- (UNAUDITED)

     A summary of pertinent quarterly data for the quarter ended December 31, 1998 and fiscal years 1998 and 1997 was as follows:

                                                            QUARTER ENDED
                                                          DECEMBER 31, 1998
                                                      -------------------------
                                                      DOLLARS IN MILLIONS,
                                                      EXCEPT AMOUNTS PER SHARE)
Quarter Ended December 31, 1998
  Net sales........................................            $199.4
  Gross earnings...................................              18.7
  Net loss.........................................             (47.1)
  Net loss per share:
  Basic............................................            $(2.31)
                                                               ------
  Diluted..........................................            $(2.31)
                                                               ------

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                  ------------   ---------   --------   -------------
                                                    (DOLLARS IN MILLIONS, EXCEPT AMOUNTS PER SHARE)
Fiscal 1998
  Net sales....................................     $ 209.5       $ 262.2    $ 282.4       $ 271.6
  Gross earnings...............................        37.8          59.3       67.6          67.4
  Net loss.....................................       (17.1)         (8.4)      (3.8)       (121.2)
  Net loss per share:
  Basic........................................     $ (0.84)      $ (0.41)   $ (0.19)      $ (5.94)
                                                    -------       -------    -------       -------
  Diluted......................................     $ (0.84)      $ (0.41)   $ (0.19)      $ (5.94)
                                                    -------       -------    -------       -------

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  DECEMBER 31,   MARCH 31,   JUNE 30,   SEPTEMBER 30,
                                                  ------------   ---------   --------   -------------
                                                    (DOLLARS IN MILLIONS, EXCEPT AMOUNTS PER SHARE)
Fiscal 1997 -- Pre-Merger Company
  Net sales....................................     $ 197.1       $ 237.0    $ 275.8       $ 269.6
  Gross earnings...............................        27.9          40.8       49.0          39.8
  Net loss.....................................       (14.3)         (7.3)      (5.1)        (52.4)
  Net loss per share:
  Basic........................................     $ (0.71)      $ (0.36)   $ (0.25)      $ (2.58)
                                                    -------       -------    -------       -------
  Diluted......................................     $ (0.71)      $ (0.36)   $ (0.25)      $ (2.58)
                                                    -------       -------    -------       -------

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

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

18.  COMMITMENTS AND CONTINGENT LIABILITIES

     As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions that limit the Company's repurchase obligation to approximately $32 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30-month period. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases.

     Minimum commitments under operating leases having initial or remaining terms greater than one year are $5.6 million, $5.2 million, $4.0 million, $3.4 million, $2.6 million and $4.6 million for the years ending December 31, 1999 through 2003 and after 2003, respectively.

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

     As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At Decem-

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ber 31, 1998 the Company has accrued approximately $25 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

     Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual accurately reflects the Company's liability based upon the information available at the time.

     In July 1998, the Company was provided information on the results of a feasibility study which was performed on the Company's owned property located in Waukegan, Illinois, commonly known as the Coke plant. This information was provided to the Company by the two prior owners of the property -- General Motors Corporation and North Shore Gas Company. Although the Company was aware of the contamination and that the study was being conducted, it was not until July 1998 that the Company became aware of the scope and extent of the contamination and the associated remedial alternatives. Although the Company believes that it was not a generator of hazardous substances at the site, as a land owner it is, by statute, a PRP. Based on its experience with Superfund Sites, the Company calculated a range of potential allocations and recorded an amount related to the most probable outcome in its September 1998 financial statements.

     In fiscal year 1997, the Company became aware of certain performance issues associated with its FICHT engines. In April 1998, the Company began to identify the causes of these performance issues and an upgrade kit was prepared and distributed. This upgrade kit included certain performance enhancements to the FICHT engines, including, among other things, improvements to the mapping contained in the software of the engine-management module. The Company established a reserve for the correction of the identified problems in fiscal year 1998, which resulted in an approximately $7.0 million increase in the Company's warranty reserve for fiscal year 1998. In January 1999, the Company completed its analysis and determined that certain technological improvements were needed to improve the overall performance of the FICHT engines. As part of this strategy, an upgrade kit for previously sold models, which will contain additional performance enhancements to the FICHT engines, will be provided to dealers in April 1999. The Company expects the cost of the April 1999 upgrade kits to be approximately $4.3 million and has recorded an expense and a corresponding reserve for such costs in its financial statements as of December 31, 1998. The Company believes that the April 1999 upgrade kits will significantly improve the overall performance of its FICHT engines and reduce the Company's overall warranty expense experienced on such engines. In addition, the Company will implement engine modifications and changes in production for the affected FICHT models. These engine modifications and production charges will be implemented during a planned two-week suspension of the Company's operations at its engine-manufacturing facilities in March 1999. Also, a limited warranty extension, from two to three years, will be provided on all FICHT engines purchased by customers between January 1, 1999 and March 31, 1999 that had been sold by the Company to its dealers as of December 31, 1998, which is intended to demonstrate the Company's confidence in the improved FICHT engines. The Company expects this warranty-extension program to cost approximately $1.3 million and, accordingly, has recorded an expense and a corresponding reserve for such costs in its December 31, 1998 financial statements. The Company also expects that actions to be taken to address the FICHT performance issues will result in additional charges and expenses in 1999, primarily in the quarter ending March 31, 1999 due to higher levels of unabsorbed overhead costs, and a reduced level of engine sales in the March 31, 1999 quarter as compared to the same quarter in 1998, as production facilities are modified for the changes in the FICHT engine production processes.

     The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. However, there can be no assurance that Orbital will not commence litigation against the Company with respect to this matter or, if such litigation is commenced, that the Company's defenses will be successful. If Orbital is successful in an action against the Company, the Company could be required to obtain a license from Orbital to continue the manufacture, sale, use or sublicense of FICHT products and technology or it may be required to redesign its FICHT products and technology to avoid infringement. There can be no assurance that any such license could be obtained or that any such redesign would be possible. There also can be no assurance that the failure to obtain any such license or effect any such redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes of this matter and recorded a liability in its September 1998 financial statements. The sale of FICHT engines accounted for approximately 8% of the Company's revenues in fiscal 1998 and 16.2% for the three months ended December 31, 1998.

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

                          OUTBOARD MARINE CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Pro Forma Statements include adjustments, with respect to the merger, to reflect additional interest expense and depreciation expense, amortization of goodwill, and elimination of non-recurring fees and expenses incurred by the Pre-Merger Company in 1997 in connection with the merger.

                                                                 FOR THE FISCAL YEARS
                                                                 ENDED SEPTEMBER 30,
                                                                ----------------------
                                                                  1997         1996
                                                                ---------    ---------
                                                                     (UNAUDITED)
                                                                (DOLLARS IN MILLIONS,
                                                                EXCEPT PER SHARE DATA)
Net sales...................................................    $  979.5     $1,121.5
Cost of goods sold..........................................       825.1        890.8
                                                                --------     --------
Gross earnings..............................................       154.4        230.7
Selling, general and administrative expense.................       219.8        214.5
Restructuring charges.......................................          --         25.6
                                                                --------     --------
Earnings (loss) from operations.............................       (65.4)        (9.4)
Interest expense............................................        28.4         24.3
Other (income) expense, net.................................       (29.2)        (8.5)
                                                                --------     --------
Loss before provision for income taxes......................       (64.6)       (25.2)
Provision (credit) for income taxes.........................         2.8         (3.1)
                                                                --------     --------
Net loss....................................................    $  (67.4)    $  (22.1)
                                                                ========     ========
Net loss per share of common stock (primary and fully
  diluted)..................................................    $  (3.30)    $  (1.08)
                                                                ========     ========
Shares outstanding..........................................        20.4         20.4
                                                                ========     ========

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                 BALANCE AT    CHARGED TO    DEDUCTIONS --     BALANCE
                                                 BEGINNING     COSTS AND         COSTS         AT END
DESCRIPTION                                      OF PERIOD      EXPENSES       INCURRED       OF PERIOD
-----------                                      ----------    ----------    -------------    ---------
                                                                     (IN MILLIONS)
Restructuring reserves
  December 1998................................    $ 31.0        $   --         $  0.3         $ 30.7
                                                   ======        ======         ======         ======
  September 1998...............................    $  6.0        $ 26.4         $ (1.4)        $ 31.0
                                                   ======        ======         ======         ======
  1997.........................................    $ 18.5        $   --         $ 12.5         $  6.0
                                                   ======        ======         ======         ======
  1996.........................................    $ 11.4        $ 25.6         $(18.5)        $ 18.5
                                                   ======        ======         ======         ======

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No disclosure is required pursuant to this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information regarding each director and executive officer of the Company as of March 1, 1999:

NAME                                           AGE   POSITION
----                                           ---   --------
Alfred D. Kingsley...........................  56    Chairman of the Board
Gary K. Duberstein...........................  44    Vice Chairman of the Board and Assistant
                                                     Secretary
Richard Katz.................................  56    Vice Chairman of the Board
Ron Hiram....................................  46    Director
Frank V. Sica................................  47    Director
David D. Jones, Jr...........................  55    President and Chief Executive Officer; Director
Andrew P. Hines..............................  59    Executive Vice President and Chief Financial
                                                     Officer; Director
Johan Arzbach................................  53    Vice President of OMC and President of
                                                     International Operations
Kimberly K. Bors.............................  38    Vice President, Human Resources
Robert B. Gowens, Jr.........................  50    Vice President of OMC and President, North
                                                     American Engine Operations
Robert S. Romano.............................  44    Vice President, General Counsel and Secretary
Eric T. Martinez.............................  35    Vice President and Treasurer
Joseph P. Tomczak............................  43    Vice President and Controller

     ALFRED D. KINGSLEY has been Chairman of the Board of Directors since September 12, 1997. Since 1993, Mr. Kingsley has been Senior Managing Director of Greenway Partners, L.P., an investment partnership. Prior to that, Mr. Kingsley held various positions at Icahn & Co., Inc., including senior adviser until 1992. Mr. Kingsley is also a director of ACF Industries, Incorporated. Mr. Kingsley is Chairman of the Compensation and Benefits Committee and a member of the Audit Committee.

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

     JOHAN ARZBACH has been Vice President of OMC and President of OMC's International Operations since January 5, 1999. Prior to joining the company, Mr. Arzbach spent twenty-three years at Ingersoll Rand in positions of increasing responsibility, where he most recently served as Vice President and General Manager of the Asia-Pacific operations of Ingersoll Rand's air compressor group.

     KIMBERLY K. BORS has been Vice President, Human Resources since October 1, 1997. Prior to her election to such position, Ms. Bors held the position of Director, Compensation and Organizational Development with the Company since 1995. Prior to joining the Company, Ms. Bors held the position of Director of Compensation and Human Resources Services with Browning-Ferris Industries, Inc. since 1990.

     ROBERT B. GOWENS, JR. has been Vice President of OMC and President, North American Engine Operations since October 1, 1998. Prior to his appointment to such position, Mr. Gowens held the position of Vice President and General Manager of the Quicksilver Unit of the Mercury Marine Division of Brunswick Corporation since and, prior thereto, Vice President of Sales of Mercury Marine's Mercruiser Unit. From 1984 to 1992, Mr. Gowens served as President and Chief Executive Officer of Cigarette Racing Team, Inc., which specialized in high performance boat manufacturing. Prior thereto, Mr. Gowens served as a Vice President of A.T. Kearney, Inc. from 1980 to 1983.

     ERIC T. MARTINEZ has been Vice President and Treasurer since March 1, 1999. Prior to that, Mr. Martinez was the Assistant Treasurer for Favorite Brands International Inc. since July 1998. From 1997 to June 1998, Mr. Martinez served as Assistant Treasurer of Corporate Finance and Global Capital Markets for IMC Global Inc. Prior to that, from 1996 to 1997, Mr. Martinez was the mergers and acquisitions finance leader for GE Plastics, a division of General Electric Company. From 1991 to 1996, he was financial evaluations and analysis supervisor for Amoco Corporation.

     ROBERT S. ROMANO has been Vice President, General Counsel and Secretary since October 9, 1997. Prior to his election to such position, Mr. Romano was appointed Assistant Secretary and Assistant General Counsel in 1996 and 1994, respectively. Mr. Romano has held various positions within the Company's legal department since joining the Company in 1980.

     JOSEPH P. TOMCZAK was named Vice President and Controller on May 1, 1998 and formally joined the Company on June 1, 1998. Mr. Tomczak previously served as Vice President and Corporate Controller for Alliant Foodservice, Inc. from July 1990 to May 1998.

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

ADDITIONAL KEY PERSONNEL

     Since the Greenmarine Acquisition, numerous key positions have been filled or replaced with members of the new management team. The following sets forth certain information with respect to certain key personnel of the Company who are not executive officers:

NAME                                        AGE   POSITION
----                                        ---   --------
John A. Anderson..........................  47    President and General Manager, Four Winns
John T. Aylsworth.........................  55    Vice President, Marketing Support and
                                                  Advertising
Robert L. Beagle..........................  36    General Manager, Freshwater Fishing
                                                  Operations
Leslie E. Crawford........................  50    President and General Manager, OMC
                                                  Aluminum Boat Group, Inc.
Charles D. Eckert.........................  53    President and General Manager, OMC Europe
Paul A. Luck..............................  45    Division Vice President, Finance, Boats
Rand E. McNally...........................  46    Senior Vice President, North American
                                                  Marketing, Sales and Service
William J. Miller.........................  51    Vice President, Manufacturing
Susan M. Opeka............................  41    Division Vice President, Finance
John A. Roush.............................  33    Vice President, General Manager FICHT Fuel
                                                  Injection
Peter J. VanLancker.......................  46    Division Vice President, Product Design
                                                  and Engineering, Boat Group
Russell J. VanRens........................  50    Vice President, Quality
Chris R. Wainscott........................  43    President and General Manager, Saltwater
                                                  Fishing Boats Division
Robert J. Werner..........................  40    Vice President, Supply Management and
                                                  Logistics
Jack J. White, Jr.........................  61    President, Freshwater Division
Donald P. Wood............................  54    Division Vice President, North American
                                                  Sales
Robert F. Young...........................  48    Division Vice President, Product
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

     RAND E. MCNALLY is Senior Vice President, North American Marketing, Sales and Service. Mr. McNally joined the Company in January 1999, and prior thereto spent eleven years at Aqua-Chem Corporation, in positions of increasing responsibility, where he most recently served as Executive Vice President and General Manager of the Cleaver-Brooks Division. Prior to that, Mr. McNally served as General Manager of Giles and Ransome in Philadelphia, PA.

     WILLIAM J. MILLER is Vice President, Manufacturing and is responsible for North American Engine Manufacturing. Prior to joining the Company in March 1998, Mr. Miller served as Vice President, Operations at the Toro Company (from 1997 to 1998), where he was responsible for 12 U.S. manufacturing facilities. Prior to that Mr. Miller held positions of increasing responsibility at Frigidaire Company from 1992 to 1997, most recently as Vice President, Refrigeration.

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

ITEM 11.  EXECUTIVE COMPENSATION

PERSONAL REWARDS AND OPPORTUNITIES PROGRAM

     On March 10, 1998, the Board of Directors of the Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of key employees of the Company, both individually and as members of the management and key employee team. All employees of the Company and its subsidiaries are eligible to participate in PROP. PROP replaced all prior long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and (ii) grants of stock options, shares of restricted stock, stock units or stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,500,000 shares of currently authorized common stock of the Company. PROP is administered by the Board of Directors of the Company or a committee or subcommittee of the Board appointed by the Board among its members, which, in either case, has authority, at its discretion, to determine the persons to whom equity awards will be granted and the specifics of those grants. As of December 31, 1998, the Company had granted and outstanding stock options relating to 1,061,245 shares of common stock. Of these options, 112,800 vested at the time of grant. The other 948,445 options have vested or will vest as follows: 154,445 as of December 31, 1998; 286,708 in the Company's fiscal year ending December 31, 1999; 259,073 in the Company's fiscal year ending December 31, 2000; and 248,219 thereafter. All of these stock options expire ten years after the date of grant and are exercisable at $18.00 per share except for 105,000 stock options granted to certain participants that are exercisable at $22.00 per share.

SUMMARY COMPENSATION TABLE

     The following table sets forth information concerning the annual and long-term compensation paid or to be paid to those persons who were, at December 31, 1998, (i) the Chief Executive Officer or served in such capacity during calendar 1998, (ii) the other four most highly compensated Executive Officers of the Company, who were serving in such capacity as of December 31, 1998 and (iii) individuals who would have been one of the four most highly paid Executive Officers but for the fact that they were not serving as an Executive Officer on December 31, 1998 (collectively the "Named Executives") for services rendered in all capacities to the Company for the 1998 calendar year ("1998C") and the 1998, 1997 and 1996 fiscal years.

     For a discussion of compensation payable to each of Messrs. Jones, Hines and Gowens, see "Item 10 -- Directors and Executive Officers of
Registrant -- Employment Contracts and Severance Agreements".

                                                                                            LONG-TERM COMPENSATION
                                             ANNUAL COMPENSATION              ---------------------------------------------------
                                   ----------------------------------------   RESTRICTED    SECURITIES
                                                               OTHER ANNUAL     STOCK       UNDERLYING      LTIP      ALL OTHER
                                           SALARY     BONUS    COMPENSATION     AWARDS     OPTIONS/ SARS   PAYOUTS   COMPENSATION
NAME AND PRINCIPAL POSITION        YEAR      ($)     ($)(1)       ($)(2)         ($)          ($)(3)       ($)(4)       ($)(5)
---------------------------        -----   -------   -------   ------------   ----------   -------------   -------   ------------
D.D. Jones, Jr.(6)...............  1998C   597,309   900,000         63,358         --        346,140           --      649,019
President and Chief                 1998   556,925   900,000        114,736         --        407,245           --    2,578,014
Executive Officer                   1997     7,692        --             --         --             --           --           --
                                    1996        --        --             --         --             --           --           --
A.P. Hines(7)....................  1998C   375,000   468,745        119,215         --        180,000           --           --
Executive Vice                      1998   349,708   468,745             --         --        180,000           --           --
President and Chief                 1997        --        --             --         --             --           --           --
Financial Officer                   1996        --        --             --         --             --           --           --
J. P. Tomczak(8).................  1998C   119,231    11,500             --         --         11,000           --       40,577
Vice President and                  1998    65,385        --             --         --         11,000           --       40,000
Controller                          1997        --        --             --         --             --           --           --
                                    1996        --        --             --         --             --           --           --
R.S. Romano......................  1998C   197,307    19,000             --         --          8,000        2,928        2,230
Vice President, General             1998   190,000    19,000             --         --          8,000       19,353        1,974
Counsel and Secretary               1997   143,917    11,488             --         --             --           --        4,320
                                    1996   126,250    55,783             --         --             --           --        1,610
K.K. Bors........................  1998C   145,385    14,000             --         --          7,000        5,855        1,662
Vice President, Human               1998   137,308    14,000             --         --          7,000        5,855        1,373
Resources                           1997   103,231     6,738             --         --             --           --           --
                                    1996    87,087    23,958             --         --             --           --        5,212
P.R. Rabe(9).....................  1998C   201,000    24,000             --         --         10,000        3,800        1,948
Vice President, North               1998   270,270    24,000             --         --         10,000        3,800        1,948
American Sales and Marketing        1997   193,977    25,000             --         --             --           --           --
                                    1996    20,455        --             --         --             --           --       30,000

---------------

(1) Calendar and fiscal 1998 bonuses for Mr. Jones include $225,000 and 37,500 shares of Stock Units under PROP valued at $18.00 per share. Calendar and fiscal 1998 bonuses for Mr. Hines include $117,187 and 19,531 shares of Stock Units under PROP valued at $18.00 per share. All fiscal 1998, 1997 and 1996 and calendar 1998 bonuses to Messrs. Tomczak, Romano and Rabe and Ms. Bors were paid in cash.
(2) For calendar year 1998, other annual compensation for Mr. Jones, includes $13,810 for moving expense, $5,818 for financial services, $10,940 for company car, $5,466 as payment for interest on a loan from the Company, and $27,324 for tax gross-up; and for Mr. Hines, includes $58,258 for moving expense, $9,587 for company car and $51,370 for tax gross-up. For fiscal year 1998, other annual compensation for Mr. Jones includes $89,023 for moving expense, $5,250 for financial services, $19,553 for company car and $910 as payment for interest on a loan from the Company (see "Item
    13 -- Certain Relationships and Related Transactions"). Each of Messrs Hines, Romano and Rabe in fiscal 1998, and Messrs. Romano and Rabe in calendar 1998, received a de minimis amount of perquisites and other personal benefits, the value of which did not exceed either $50,000 or 10% of the total amount of annual salary and bonus received by each during fiscal or calendar 1998, as applicable.

(3) See Option Grants in Fiscal Year 1998 below.

(4) For Ms. Bors and Mr. Rabe, the amounts consist entirely of cash payouts for restricted stock of the pre-merger Company following the change of control. For Mr. Romano, the amount in fiscal year 1998 consists of $9,000 payment for options, $7,425 payment for performance units and $2,928 payment of restricted stock of the pre-merger Company following the change of control, with only the $2,928 payment made in calendar year 1998.

(5) For calendar year 1998, all other compensation for Mr. Jones includes $643,470 as a cash sign-on bonus, $1,415 as a Company contribution under the Company's 401(k) retirement plan and $4,134 for life insurance premiums. For fiscal year 1998, for Mr. Jones, (i) $2,573,880 represents an amount equal to incentives that Mr. Jones was to receive from his prior employer, but were forfeited by Mr. Jones in connection with his being hired by the Company, which amount included $643,470, paid to Mr. Jones as a cash sign-on bonus, and (ii) $4,134 for life insurance premiums. For Mr. Tomczak, the amounts in calendar 1998 and fiscal year 1998 include a $40,000 cash sign-on bonus and a $577 Company contribution under the Company's 401(k) retirement plan in calendar 1998. For Mr. Romano, all other compensation includes a life insurance premium of $68 in calendar year 1998 and contributions by the Company under the Company's 401(k) retirement plan of $2,162 in calendar year 1998, and of $1,974, $4,320, and $1,610 in fiscal years 1998, 1997 and
    1996, respectively. For Ms. Bors, all other compensation includes a life insurance premium of $68 in calendar year 1998, a $5,000 cash sign-on bonus in fiscal year 1996, and Company contributions under the Company's 401(k) retirement plan of $1,594 for calendar 1998 and of $1,373 and $212 in fiscal years 1998 and 1996, respectively. For Mr. Rabe, $1,948 in fiscal and calendar 1998 was a Company contribution under the Company's 401(k) retirement plan and $30,000 in fiscal year 1996 was a cash sign-on bonus.

(6) Mr. Jones was hired by the Company on September 25, 1997 and, therefore, information prior to that date does not exist.

(7) Mr. Hines was hired by the Company on October 6, 1997 and, therefore, information prior to that date does not exist.

(8) Mr. Tomczak was hired by the Company on June 1, 1998 and, therefore, information prior to that date does not exist.

(9) Effective October 1, 1998, Mr. Rabe was no longer employed by the Company.

OPTION GRANTS IN FISCAL YEAR 1998

     The following table provides information on the grants of options to purchase common stock of the Company given to the Named Executives in fiscal year 1998. No options to purchase common stock of the Company were granted to the Named Executives in the three-month period ended December 31, 1998.

                                                                 % OF TOTAL
                                                   NUMBER OF      OPTIONS
                                                   SECURITIES    GRANTED TO                                  POTENTIAL
                                                   UNDERLYING       ALL       EXERCISE                      REALIZABLE
                                                  OPTIONS/SARS   EMPLOYEES      PRICE                      VALUE ($)(4)
                                                    GRANTED      IN FISCAL    PER SHARE   EXPIRATION   ---------------------
NAME                                 GRANT DATE      (#)(1)       1998(2)       $(3)         DATE         5%          10%
----                                 ----------   ------------   ----------   ---------   ----------   ---------   ---------
D.D. Jones, Jr....................     3/10/98      238,895          22%       $18.00       3/10/08    2,704,316   6,853,268
                                       3/10/98      107,245          10%       $18.00       3/10/08    1,214,024   3,076,576
                                      12/30/97       61,105           6%       $18.00      12/30/07      691,715   1,752,941
A.P. Hines........................     10/6/97      180,000          16%       $18.00      10/06/07    2,037,616   5,163,726
R.S. Romano.......................     7/22/98        8,000           *        $18.00       7/22/08       90,561     229,499
J.P. Tomczak......................     7/22/98       11,000           1%       $18.00       7/22/08      124,521     315,561
K.K. Bors.........................     7/22/98        7,000           *        $18.00       7/22/08       79,241     200,812
P.R. Rabe.........................     7/22/98       10,000           *        $18.00       9/30/98            0           0

---------------

(1) All options vest over a four year period; 25% of the option grant being exercisable at the end of the first year after the grant date and then an additional 25% each year thereafter, except for Mr. Hines whose options vest in equal proportions over a three year period, and for Mr. Jones for which the 107,245 options vested upon grant, the 238,895 options vest over a three-year period (88,890 on 9/25/98, 94,445 on 9/25/99 and 55,560 on
    9/25/00) and the 61,105 incentive stock options granted in accordance with
    Section 422 of the Internal Revenue Code of 1986, as amended, vest in increments of 5,500 beginning on the date of grant and every January 1 thereafter.

(2) In fiscal year 1998 and calendar year 1998, 156 and 160 employees respectively, received stock options. An "*" denotes less than 1%.

(3) Assumes a fair market value of $18.00 per share at the date of grant. As the Company's common stock is not a publicly-traded equity, the grant price was based on the per share consideration paid for the Company's then outstanding common stock in connection with the Greenmarine Acquisition in September, 1997.

(4) The amounts set forth reflect the potential realizable value of the options granted at assumed annual rates of stock price appreciation of 5% and 10% through the expiration date of the options (ten years). The use of 5% and 10% is pursuant to Securities and Exchange Commission requirements and is not intended by the Company to forecast possible future appreciation.

OPTION EXERCISES IN THE 1998 CALENDAR YEAR AND CALENDAR YEAR END OPTION VALUES

     No options were exercised by the Named Executives during calendar and fiscal year 1998. The per share fair market value of the Company's common stock used to make the calculations in the following table is $18.00, which is the per share consideration paid by Greenmarine Acquisition Corp. for the Company's stock in September, 1997 in connection with the Greenmarine Acquisition. Accordingly, the table indicates that the options had no value at the end of calendar year 1998 because the exercise price was equal to such fair market value.

                                                                NUMBER OF SECURITIES
                                                                     UNDERLYING        VALUE OF UNEXERCISED
                                                                    UNEXERCISED            IN-THE-MONEY
                                                                  OPTIONS/SARS AT        OPTIONS/SARS AT
                                         SHARES                    CALENDAR 1998          CALENDAR 1998
                                        ACQUIRED      VALUE         YEAR END(#)            YEAR END($)
                                       ON EXERCISE   REALIZED       EXERCISABLE/           EXERCISABLE/
NAME                                       (#)         ($)         UNEXERCISABLE          UNEXERCISABLE
----                                   -----------   --------   --------------------   --------------------
D.D. Jones, Jr.......................       0            0           207,245/200,000             0
A.P. Hines...........................       0            0            60,000/120,000             0
J.P. Tomczak.........................       0            0                  0/11,000             0
R.S. Romano..........................       0            0                   0/8,000             0
K.K. Bors............................       0            0                   0/7,000             0
P.R. Rabe............................       0            0                  0/10,000             0

LONG-TERM INCENTIVE PLAN AWARDS IN CALENDAR YEAR 1998

     There were no amounts paid in calendar year 1998 to any employee, including the Named Executives in the form of an LTIP under PROP.

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

                                                                      YEARS OF SERVICE
                                                       ----------------------------------------------
AVERAGE ANNUAL BASE EARNINGS                              5           10          15       20 OR MORE
----------------------------                           --------    --------    --------    ----------
      $ 150,000....................................    $ 19,125    $ 38,250    $ 57,375     $ 76,500
      $ 250,000....................................    $ 31,875    $ 63,750    $ 95,625     $127,500
      $ 300,000....................................    $ 38,250    $ 76,500    $114,750     $153,000
      $ 500,000....................................    $ 63,750    $127,500    $191,250     $255,000
      $ 900,000....................................    $114,750    $229,500    $344,250     $459,000
      $1,300,000...................................    $165,750    $331,500    $497,250     $663,000
      $1,900,000...................................    $242,250    $484,500    $726,750     $969,000

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

     As of December 31, 1998, Messrs. Jones, Hines, Tomczak, Romano, Rabe and Ms. Bors had 1.33, 1.25, 0.58, 1.25, 1.25 and 1.25, respectively, credited years of officer service and 0.0, 0.0, 0.0, 17.91, 1.17 and 2.0, respectively, credited years of non-officer service under the Company's retirement plans. The total estimated vested annual benefit payable from these two plans for Messrs. Jones, Hines, Tomczak, Romano, Rabe and Ms. Bors based upon certain assumptions including actual years of credited service as a non-Executive Officer and Executive Officer, as the case may be, current age and base earning levels, and election of a single life annuity for the benefit payment is $18,699, $11,156, $3,146, $65,593, $8,678 and $8,486, respectively, which payments are not subject to social security offset but are subject to offset for any benefits payable from retirement programs of the Company's foreign subsidiaries.

COMPENSATION OF DIRECTORS

     Directors of the Company do not receive any compensation for services provided to the Company as a Director, including participation on any committees. Directors may be entitled to reimbursement for travel expenses associates with Board activities.

EMPLOYMENT CONTRACTS AND SEVERANCE AGREEMENTS

     DAVID D. JONES, JR. The Company and David D. Jones, Jr. have entered into an employment agreement, dated as of March 10, 1998 and effective as of September 25, 1997 (the "Jones Employment Agreement"). Pursuant to the Jones Employment Agreement, Mr. Jones will serve as President and Chief Executive Officer of the Company and as a member of the Board of Directors of the Company. The term of Mr. Jones's employment under the Jones Employment Agreement expires on September 30, 2000, or, if OMC changes its fiscal year to a calendar year, on December 31, 2000 (in either case, the "Jones Initial Term"), which term shall automatically renew for an additional two years on the initial expiration date and each expiration date thereafter until the end of the fiscal year during which Mr. Jones attains age 65, unless Mr. Jones's employment is otherwise terminated pursuant to the terms of the Jones Employment Agreement. In exchange for his services, Mr. Jones will receive (1) a base salary of $500,000 per annum for the first six months of his employment and $600,000 per annum for the remainder of the term of Mr. Jones's employment subject to increases at the discretion of the Board of Directors, (2) an annual bonus of up to 200% of base salary contingent on OMC achieving certain financial performance goals, of which, during the Jones Initial Term, one-fourth shall be paid in cash and three-fourths shall be paid in common stock of OMC using a value of $18.00 per share, or at Mr. Jones' election, the three-fourths, or any portion thereof, shall be paid in the form of a cash deferral (subject to reduction in the event the per share value of the common stock of OMC declines below $18.00) in which case Mr. Jones will receive a fully vested and immediately exercisable option, at a per share exercise price equal to $18.00 with respect to the total number of shares of the bonus stock, (3) an incentive option to purchase 61,105 shares of common stock of OMC at an exercise price of $18.00 per share, 5,555 shares of which vested upon grant, and with annual vesting of 5,555 shares each January 1st until fully exercisable, (4) a non-qualified option to purchase 238,895 shares of common stock of OMC at an exercise price of $18.00 per share with scheduled annual vesting each year over a three-year period, and

(5) (i) payment by OMC of $643,470 in cash, (ii) the issuance of a non-qualified stock option to purchase 107,245 shares of common stock of OMC at an exercise price of $18.00 per share, 90,578 shares of which vested upon grant, with the remaining 16,667 shares vesting on December 31, 1998, and (iii) a deferred compensation obligation of the Company to him in the amount of $1,930,410 reduced by the product of (A) any decrease in the per share value of the common stock of OMC below $18.00 per share and (B) 107,245, in consideration of the incentive compensation, unvested options and restricted stock forfeited by Mr. Jones solely as a result of his severance from Brunswick Corporation to accept employment with the Company. The Jones Employment Agreement provides that Mr. Jones will be entitled to participate in or receive benefits under any employee benefit plan, program or arrangement made available generally by OMC to its similarly situated executives and that Mr. Jones is entitled to participate in OMC's Supplemental Non-Qualified Retirement Plan for Elected Officers.

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

     If OMC terminates Mr. Gowens' employment without cause or Mr. Gowens voluntarily resigns his employment with good reason, Mr. Gowens will be entitled to receive (1) his accrued and unpaid base salary and vacation as of the date of his termination of employment; (2) a lump sum payment in the amount equal to the greater of (a) Mr. Gowens' base salary for one year and (b) his base salary for the remainder of the term of the Gowens Employment Agreement; and (3) OMC shall pay to Mr. Gowens, within sixty (60) days of the end of the fiscal year, his bonus for the fiscal year in which such termination occurred, based upon the Company's level of actual attainment of his bonus target for such fiscal year, prorated for the number of full months Mr. Gowens was employed during that fiscal year. In addition, OMC shall, at its expense, continue for one year Mr. Gowens' participation on the same basis as active employees in the Company's group, medical and life insurance plans in which he participated prior to the termination of his employment. Any unvested stock options granted to Mr. Gowens shall automatically vest as the date of termination and shall be exercisable, along with other vested options, in accordance with the terms of the plan.

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

     In the event that the Gowens Employment Agreement terminates as a result of Mr. Gowens' total disability, OMC shall pay to Mr. Gowens his base salary through the date in which he is determined to have become totally disabled and any bonus for the fiscal year in which his total disability occurs, prorated for the number of full months he was employed during such fiscal year, provided, however, that OMC shall only be required to pay such amounts to Mr. Gowens that are not covered by long term disability payments, if any, to Mr. Gowens pursuant to any long term disability policy or plan of the Company.

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

     See also "Item 13 -- Certain Relationships and Related Transactions."

     CERTAIN SEVERANCE ARRANGEMENTS. Company has severance agreements with George L. Broughton, Raymond M. Cartade, John D. Flaig, Grainger B. McFarlane, James P. Murphy, Robert S. Romano, Peter J. VanLancker and Robert F. Young. Each of these agreements was entered into prior to the Greenmarine Acquisition, and the Company's potential severance obligations thereunder became effective upon the change in control of the Company resulting from the Greenmarine Acquisition. The agreements provide that if such employee elects to resign his employment for specified reasons, or is terminated by the Company other than for cause, the Company will pay such employee an amount in cash equal to not more than one times (except for Mr. Flaig who will be paid two times) (1) salary plus (2) the amount of the highest annual incentive compensation received by such employee in the five fiscal years preceding the fiscal year of the change in control (or, for certain employees, the two fiscal years immediately following the fiscal year of the change in control, if greater). Additionally, for certain employees for a period of 12 months following the termination date (the "Continuation Period"), the Company will arrange to provide the employee with benefits substantially similar to those the employee was receiving or entitled to receive immediately prior to the termination date. Further, the Company will pay to certain employees a lump sum cash payment in an amount equal to the actuarial equivalent of the excess of (1) the retirement, pension, medical, life and other benefits that will be payable to the employee under the Company's retirement plans if the employee continued to be employed through the Continuation Period given the employee's base salary over (2) the retirement, pension, medical, life and other benefits that employee is entitled to receive under the Company's retirement plans. As a result of the Greenmarine Acquisition, the severance agreements have, or will be, paid in accordance with their terms for those employees who have satisfied the conditions discussed above. The terms of these severance agreements will remain in force until September 12, 2000, or as otherwise may be negotiated by the employee and the Company.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Messrs. Kingsley, Duberstein, Katz and Hiram served on the Compensation Committee of the Company's Board of Directors during calendar year 1998. Mr. Kingsley served as the Company's Chairman of the Board during calendar year 1998. Messrs. Duberstein and Katz served as Vice Chairmen of the Board in calendar year 1998. Mr. Hiram did not serve as an officer or employee of the Company or any of its subsidiaries during calendar year 1998.

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

ITEM 12.  SECURITY OWNERSHIP

     The following table sets forth information with respect to the beneficial ownership of common stock of the Company as of March 1, 1999 by (i) any person or group who beneficially owns more than 5% of the outstanding common stock of OMC and (ii) each director and executive officer of OMC and all directors and executive officers of OMC as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock of OMC subject to options currently exercisable, or exercisable within 60 days of the date of this Prospectus, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise indicated, beneficial ownership in the following tables includes sole voting and dispositive power.

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

 *  Less than 1%.

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

(4) Ron Hiram is a director of the Company. Mr. Hiram is a Managing Director of Soros Fund Management LLC. Soros Fund Management LLC is the principal investment advisor to Quasar and QIH. See footnote 1 above and "Item
    10 -- Directors and Executive Officers of the Registrant."

(5) Frank V. Sica is a director of the Company. Mr. Sica is a Managing Director of Soros Fund Management LLC. Soros Fund Management LLC is the principal investment advisor to Quasar and QIH. See footnote 1 above and "Item
    10 -- Directors and Executive Officers of the Registrant."

(6) Represents 212,800 shares of OMC common stock issuable upon exercise of options granted to Mr. Jones pursuant to the Jones Employment Agreement, which options are currently exercisable. Does not include 194,445 shares of OMC common stock issuable upon exercise of options granted to Mr. Jones pursuant to the Jones Employment Agreement, which options will not become exercisable within 60 days of the date of this Form 10-K. See "Item
    10 -- Directors and Executive and Registrant -- Employment Contracts and Severance Agreements."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company is party to an employment agreement with each of David D. Jones, Jr., Andrew P. Hines, and Robert B. Gowens, Jr. and to severance agreements with certain other personnel. See "Item 10 -- Directors and Executives Officers of the Registrant -- Employment Contracts and Severance Agreements."

     OMC has agreed to reimburse Mr. Jones for his reasonable moving expenses incurred in connection with his relocation to the vicinity of Chicago, Illinois. Through December 31, 1998, such expenses have been approximately $89,000. In addition, on August 14, 1998, OMC loaned to Mr. Jones the amount of $280,322 for the purchase of property in Lake Forest, Illinois for the construction of a new residence. During the term of Mr. Jones' employment with OMC, OMC will pay to Mr. Jones an amount equal to the interest payable on any such loan, which is being charged a rate of 6.5% per annum. This loan is evidenced by a promissory note and secured by a second mortgage in favor of OMC. OMC has agreed to bear the "first-loss" position in the event that Mr. Jones' new residence is sold for an amount less than its original cost, plus improvements. In the event Mr. Jones' employment with OMC is terminated for any reason and such new residence has not been sold, within 120 days after such termination, Mr. Jones will be obligated to repay such loan or repurchase such equity investment, as the case may be, at an appraised value to be determined by an independent appraiser. OMC has also agreed to reimburse Mr. Jones for any loss he incurs on the sale of his current residence.

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

     OMC has agreed to reimburse Mr. Hines until the date he permanently relocates to the Chicago, Illinois vicinity, Mr. Hines' rental fees for a temporary residence in the Chicago, Illinois area, including all utilities, and for round trip coach airfares between New Jersey and Chicago for reasonable travel between such locations by Mr. Hines. Through December 31, 1998, such expenses have been approximately $62,400. On December 18, 1998 the Company purchased Mr. Hines' home located in New Jersey for the amount of $860,000. The Company issued to Mr. Hines a demand promissory note in the amount of $860,000, secured by a mortgage, bearing interest at a rate of 6.5%. Concurrently with the transfer of the property, Mr. Hines entered into a lease of the home from the Company through March 31, 1999. OMC shall have the right to sell such residence and shall assume all mortgage payment obligations for such residence. OMC will be entitled to any profits and will suffer any losses that result from the actual sale price of Mr. Hines' New Jersey residence.

     Pursuant to the Hines Employment Agreement, the Company loaned to Mr. Hines the amount of $210,000 for the sole purpose of purchasing 11,666.66 shares of common stock of the Company. The loan is evidenced by a promissory note bearing interest at a rate of 5.81% per annum and secured by a pledge and security agreement with the shares of OMC common stock issued to Mr. Hines as collateral.

     On December 8, 1998, the Company loaned to Mr. Gowens the amount of $100,000 for the purchase of his principal residence located in the Chicago vicinity, secured by a second mortgage. The promissory note bears interest at a rate of 6.5% per annum with payments of interest only. The note is payable if
(1) Mr. Gowens leaves the employment of OMC before October 1, 2001 without good reason or as a result of termination for cause as defined in the Gowens Employment Agreement; (2) Mr. Gowens is required by OMC to relocate his residence any time prior to October 1, 2001 or (3) Mr. Gowens dies before October 1, 2001, all subject to extension as agreed to between Mr. Gowens and OMC. In the event that Mr. Gowens is required by OMC to relocate his residence prior to October 1, 2001, OMC shall bear the loss, if any, on the note if the gross sale price of the mortgaged property or the fair market value of the mortgaged property, whichever is greater, is greater than the purchase price of the mortgaged property, plus documented improvements.

     In fiscal 1998, OMC loaned Paul R. Rabe $83,500 to assist him in the purchase of a new permanent residence. The loan was interest free. Mr. Rabe repaid the loan in full upon the termination of his employment with the Company on October 1, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Transition Report on Form 10-K:

          1. Report of Independent Public Accountants

          2. Financial statement schedules required to be filed by Item 8 of this Transition Report on Form 10-K:

          All schedules are omitted as the information is not required, is inapplicable or is included in the Consolidated Financial Statements or Notes thereto.

          Individual financial statements for the Company's subsidiaries and partnerships have been omitted because consolidated statements have been prepared for all of the Company's wholly-owned subsidiaries and limited partnerships.

          3. An exhibit index is set forth below:

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
            3.1(a) --   Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Annual Report on Form
                        10-K/A for the year ended September 30, 1997 (the "1997
                        10-K"))*
            3.2(a) --   Amended and Restated by-laws of the Company (filed as
                        Exhibit 3(B) to the 1997 10-K)*
            (a)(1) --   Amended and Restated by-laws of the Company (adopted July
                        23, 1998) (filed as Exhibit 3.2(a)(1) to the Company's
                        Registration Statement on Form S-4 (Registration No.
                        333-57949) (the "Form S-4"))*
               4.1 --   Indenture for the 10 3/4% Senior Notes due 2008, Series A
                        (the "Old Notes") and 10 3/4% Senior Notes due 2008, Series
                        B (the "Exchange Notes"), dated as of May 27, 1998 among the
                        Company, the Subsidiary Guarantors and State Street Bank and
                        Trust Company, as trustee (filed as Exhibit 4.1 to the Form
                        S-4)*
               4.2 --   Form of Old Note (included in Exhibit 4.1) (filed as Exhibit
                        4.1 to the Form S-4)*
               4.3 --   Form of Exchange Note (filed as Exhibit 4.2 to the Form
                        S-4)*
               4.4 --   Form of Subsidiary Guarantee of the Old Notes and the
                        Exchange Notes (included in Exhibit 4.1) (filed as Exhibit
                        4.1 to the Form S-4)*
               4.5 --   Registration Rights Agreement dated as of May 27, 1998 among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                        & Jenrette Securities Corporation and Bear, Stearns & Co.,
                        Inc. (filed as Exhibit 4.5 to the Form S-4)*
               4.6 --   Depositary Agreement dated as of May 27, 1998 among the
                        Company, State Street Bank and Trust Company, as trustee,
                        NationsBank, N.A., as administrator agent, and State Street
                        Bank And Trust Company, as depositary agent (filed as
                        Exhibit 4.6 to the Form S-4)*
               4.7 --   With respect to rights of holders of the Company's 9 1/8%
                        Sinking Fund Debentures due 2017, reference is made to
                        Exhibit 4(A) to the Company's Registration Statement Number
                        33-12759 filed on March 20, 1987*
               4.8 --   With respect to rights of holders of the Company's 7%
                        Convertible Subordinated Debentures due 2002, reference is made to the Company's Registration Statement Number 33-47354 filed on April 28, 1992*
               4.9 --   With respect to the Supplemental Indenture dated September
                        30, 1997 related to the Company's 7% Convertible
                        Subordinated Debentures due 2002, reference is made to
                        Exhibit 4(c) to the 1997 10-K*
              10.1 --   With respect to Severance Agreement between the Company and certain elected and appointed officers and certain other
                        executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's Schedule 14D-9 filed with the
                        Securities and Exchange Commission on July 15, 1997*

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
              10.2 --   With respect to the Consulting Agreement for Mr. Bowman
                        dated September 24, 1997, reference is made to Exhibit 10(I)
                        to the 1997 10-K*
              10.3 --   With respect to the Employment Agreement of Mr. Hines dated
                        October 6, 1997, reference is made to Exhibit 10(J) to the
                        1997 10-K*
              10.4 --   With respect to the Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated January 6, 1998, reference is made to Exhibit 10(E) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997*
              10.5 --   First Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated May 21, 1998 (filed as Exhibit 10.5 to the Form S-4)*
              10.6 --   With respect to the Employment Agreement of Mr. Jones dated
                        March 10, 1998, reference is made to Exhibit 10(F) to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended March 31, 1998*
              10.7 --   With respect to the Personal Rewards and Opportunity
                        Program, reference is made to Exhibit 10(G) to the Company's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended
                        March 31, 1998*
              10.8 --   Employment Agreement of Robert Gowens dated October 1, 1998
                        (filed as Exhibit 10.8 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended September 30, 1998 (the
                        "1998 10-K"))*
              10.9 --   Second Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of August 31, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
             10.10 --   Third Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of December 21, 1998 (filed as Exhibit
                        10.10 to the 1998 10-K)*
             10.11 --   Fourth Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of February 1, 1999
             10.12 --   Fifth Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of February 25, 1999
             10.13 --   Lease Agreement dated December 18, 1998 from the Company, as landlord, to Andrew Hines, as tenant
             10.14 --   Mortgage Note dated December 18, 1998 between the Company, as Borrower, and Andrew Hines, as Lender
             10.15 --   Mortgage dated December 18, 1998 between the Company, as
                        Borrower, and Andrew Hines, as Lender
             10.16 --   Promissory Note dated December 4, 1998 with Robert Gowens,
                        Jr. and Donna Gowens, as Maker, and the Company, as Payee
             10.17 --   Second Mortgage dated December 4, 1998 with Robert Gowens,
                        Jr. and Donna Gowens, as Mortgagor, and the Company, as
                        Mortgagee
             10.18 --   Nonqualified Stock Option Agreement dated October 1, 1998
                        between the Company and Robert B. Gowens
             10.19 --   Secured Promissory Note dated October 6, 1998 with Andrew
                        Hines, as Maker, and the Company, as Maker
             10.20 --   Pledge and Security Agreement dated October 6, 1997 between
                        Andrew Hines, as Debtor, and the Company, as the Secured
                        Party
             10.21 --   Nonqualified Stock Option Grant Agreement dated October 6,
                        1997 between the Company and Andrew Hines
             10.22 --   Incentive Stock Option Grant Agreement dated December 30,
                        1997 between the Company and David Jones
             10.23 --   Nonqualified Stock Option Grant Agreement dated March 10,
                        1998 between the Company and David Jones

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
             10.24 --   Nonqualified Stock Option Grant Agreement dated March 10,
                        1998 between the Company and David Jones
                11 --   Computation of per share earnings (loss)
                12 --   Statement of Computation of Ratios of Earnings (Loss) to
                        Fixed Charges
                21 --   Subsidiaries of Registrant (filed as Exhibit 21 to the 1997
                        10-K)*
                27 --   Financial Data Schedule

---------------

* Incorporated herein by reference.

     (b) During the fourth quarter of the year ended September 30, 1998, the Company filed one report on Form 8-K on July 31, 1998 announcing, effective January 1, 1999, the change of its fiscal year to a calendar year. No reports on Form 8-K were filed during the transition period from October 1, 1998 to December 31, 1998.

     (c) Exhibits are attached hereto.

     (d) None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          OUTBOARD MARINE CORPORATION

                                                /s/ DAVID D. JONES, JR.
                                          By:
                                          --------------------------------------

                                                    David D. Jones, Jr.
                                             President, Chief Executive Officer
                                                        and Director

Date: March 2, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

                                                       DATE
                                                       ----
           /s/ ALFRED D. KINGSLEY                March 2, 1999
---------------------------------------------
             Alfred D. Kingsley
            Chairman of the Board

           /s/ GARY K. DUBERSTEIN                March 2, 1999
---------------------------------------------
             Gary K. Duberstein
    Vice Chairman and Assistant Secretary
                of the Board

              /s/ RICHARD KATZ                   March 2, 1999
---------------------------------------------
                Richard Katz
         Vice Chairman of the Board

                /s/ RON HIRAM                    March 2, 1999
---------------------------------------------
                  Ron Hiram
                  Director

              /s/ FRANK V. SICA                  March 2, 1999
---------------------------------------------
                Frank V. Sica
                  Director

           /s/ DAVID D. JONES, JR.               March 2, 1999
---------------------------------------------
             David D. Jones, Jr.
     President, Chief Executive Officer
                and Director

             /s/ ANDREW P. HINES                 March 2, 1999
---------------------------------------------
               Andrew P. Hines
        Executive Vice President and
      Chief Financial Officer, Director
        (Principal Financial Officer)

            /s/ JOSEPH P. TOMCZAK                March 2, 1999
---------------------------------------------
              Joseph P. Tomczak
        Vice President and Controller
       (Principal Accounting Officer)

                          OUTBOARD MARINE CORPORATION
                                 EXHIBIT INDEX

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
         3.1(a)    --   Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Annual Report on Form
                        10-K/A for the year ended September 30, 1997 (the "1997
                        10-K"))*
         3.2(a)    --   Amended and Restated by-laws of the Company (filed as
                        Exhibit 3(B) to the 1997 10-K)*
        (a)(1)     --   Amended and Restated by-laws of the Company (adopted July
                        23, 1998) (filed as Exhibit 3.2(a)(1) to the Company's
                        Registration Statement on Form S-4 (Registration No.
                        333-57949) (the "Form S-4"))*
         4.1       --   Indenture for the 10 3/4% Senior Notes due 2008, Series A
                        (the "Old Notes") and 10 3/4% Senior Notes due 2008, Series
                        B (the "Exchange Notes"), dated as of May 27, 1998 among the
                        Company, the Subsidiary Guarantors and State Street Bank and
                        Trust Company, as trustee (filed as Exhibit 4.1 to the Form
                        S-4)*
         4.2       --   Form of Old Note (included in Exhibit 4.1) (filed as Exhibit
                        4.1 to the Form S-4)*
         4.3       --   Form of Exchange Note (filed as Exhibit 4.2 to the Form
                        S-4)*
         4.4       --   Form of Subsidiary Guarantee of the Old Notes and the
                        Exchange Notes (included in Exhibit 4.1) (filed as Exhibit
                        4.1 to the Form S-4)*
         4.5       --   Registration Rights Agreement dated as of May 27, 1998 among the Company, the Subsidiary Guarantors and Donaldson, Lufkin
                        & Jenrette Securities Corporation and Bear, Stearns & Co.,
                        Inc. (filed as Exhibit 4.5 to the Form S-4)*
         4.6       --   Depositary Agreement dated as of May 27, 1998 among the
                        Company, State Street Bank and Trust Company, as trustee,
                        NationsBank, N.A., as administrator agent, and State Street
                        Bank And Trust Company, as depositary agent (filed as
                        Exhibit 4.6 to the Form S-4)*
         4.7       --   With respect to rights of holders of the Company's 9 1/8%
                        Sinking Fund Debentures due 2017, reference is made to
                        Exhibit 4(A) to the Company's Registration Statement Number
                        33-12759 filed on March 20, 1987*
         4.8       --   With respect to rights of holders of the Company's 7%
                        Convertible Subordinated Debentures due 2002, reference is made to the Company's Registration Statement Number 33-47354 filed on April 28, 1992*
         4.9       --   With respect to the Supplemental Indenture dated September
                        30, 1997 related to the Company's 7% Convertible
                        Subordinated Debentures due 2002, reference is made to
                        Exhibit 4(c) to the 1997 10-K*
        10.1       --   With respect to Severance Agreement between the Company and certain elected and appointed officers and certain other
                        executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's Schedule 14D-9 filed with the
                        Securities and Exchange Commission on July 15, 1997*
        10.2       --   With respect to the Consulting Agreement for Mr. Bowman
                        dated September 24, 1997, reference is made to Exhibit 10(I)
                        to the 1997 10-K*
        10.3       --   With respect to the Employment Agreement of Mr. Hines dated
                        October 6, 1997, reference is made to Exhibit 10(J) to the
                        1997 10-K*
        10.4       --   With respect to the Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated January 6, 1998, reference is made to Exhibit 10(E) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997*
        10.5       --   First Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated May 21, 1998 (filed as Exhibit 10.5 to the Form S-4)*

    EXHIBIT NUMBER                              DESCRIPTION
    --------------                              -----------
        10.6       --   With respect to the Employment Agreement of Mr. Jones dated
                        March 10, 1998, reference is made to Exhibit 10(F) to the
                        Company's Quarterly Report on Form 10-Q for the fiscal
                        quarter ended March 31, 1998*
        10.7       --   With respect to the Personal Rewards and Opportunity
                        Program, reference is made to Exhibit 10(G) to the Company's
                        Quarterly Report on Form 10-Q for the fiscal quarter ended
                        March 31, 1998*
        10.8       --   Employment Agreement of Robert Gowens dated October 1, 1998
                        (filed as Exhibit 10.8 to the Company's Annual Report on
                        Form 10-K for the fiscal year ended September 30, 1998 (the
                        "1998 10-K"))*
        10.9       --   Second Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of August 31, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
        10.10      --   Third Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of December 21, 1998 (filed as Exhibit
                        10.10 to the 1998 10-K)*
        10.11      --   Fourth Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of February 1, 1999
        10.12      --   Fifth Amendment to Amended and Restated Loan and Security
                        Agreement between the Company and NationsBank of Texas, N.A.
                        dated effective as of February 25, 1999
        10.13      --   Lease Agreement dated December 18, 1998 from the Company, as landlord, to Andrew Hines, as tenant
        10.14      --   Mortgage Note dated December 18, 1998 between the Company, as Borrower, and Andrew Hines, as Lender
        10.15      --   Mortgage dated December 18, 1998 between the Company, as
                        Borrower, and Andrew Hines, as Lender
        10.16      --   Promissory Note dated December 4, 1998 with Robert Gowens,
                        Jr. and Donna Gowens, as Maker, and the Company, as Payee
        10.17      --   Second Mortgage dated December 4, 1998 with Robert Gowens,
                        Jr. and Donna Gowens, as Mortgagor, and the Company, as
                        Mortgagee
        10.18      --   Nonqualified Stock Option Agreement dated October 1, 1998
                        between the Company and Robert B. Gowens
        10.19      --   Secured Promissory Note dated October 6, 1998 with Andrew
                        Hines, as Maker, and the Company, as Maker
        10.20      --   Pledge and Security Agreement dated October 6, 1997 between
                        Andrew Hines, as Debtor, and the Company, as the Secured
                        Party
        10.21      --   Nonqualified Stock Option Grant Agreement dated October 6,
                        1997 between the Company and Andrew Hines
        10.22      --   Incentive Stock Option Grant Agreement dated December 30,
                        1997 between the Company and David Jones
        10.23      --   Nonqualified Stock Option Grant Agreement dated March 10,
                        1998 between the Company and David Jones
        10.24      --   Nonqualified Stock Option Grant Agreement dated March 10,
                        1998 between the Company and David Jones
        11         --   Computation of per share earnings (loss)
        12         --   Statement of Computation of Ratios of Earnings (Loss) to
                        Fixed Charges
        21         --   Subsidiaries of Registrant (filed as Exhibit 21 to the 1997
                        10-K)*
        27         --   Financial Data Schedule

* Incorporated herein by reference.