Form 10-Q
period 1999-03-31
OUTBOARD MARINE CORP
filed 1999-05-11
CIK 75149

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999.

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

         YES   X   NO

Number of shares of Common Stock of $0.01 par value outstanding at March 31, 1999 was 20,420,000 shares.

                           OUTBOARD MARINE CORPORATION
                            FORM 10-Q PART I, ITEM 1
                              FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS
                                 March 31, 1999

Financial statements required by this form:

                                                                            Page

Condensed Statements of Consolidated Operations and Comprehensive Income     3

Condensed Statements of Consolidated Financial Position                      4

Condensed Statements of Consolidated Cash Flows                              5


Notes to Condensed Consolidated Financial Statements                         6

                           OUTBOARD MARINE CORPORATION
    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                       Three Months Ended
                                                            March 31
                                                     -----------------------

(Dollars in Millions,                                 1999              1998
                                                      ----              ----
Except per Share Data)
Net sales                                            $255.2            $262.2
Cost of goods sold                                    201.9             202.8
                                                     ------            ------
  Gross earnings                                       53.3              59.4
Selling, general and administrative
  expense                                              57.1              62.6
                                                     ------            ------
  Loss from operations                                 (3.8)             (3.2)
Non-operating expense (income):
  Interest expense                                      7.3               5.8
  Other, net                                           (0.3)             (1.6)
                                                     ------            ------
                                                        7.0               4.2
                                                     ------            ------
  Loss before provision
    for income taxes                                  (10.8)             (7.4)
Provision for income taxes                              1.1               1.0
                                                     ------            ------
  Net loss                                           $(11.9)           $ (8.4)
                                                     ======            ======


Other comprehensive income(expense)

    Foreign currency translation
      adjustments                                      (1.6)             (0.4)
                                                     ------            ------

      Other comprehensive income loss                  (1.6)             (0.4)
                                                     ------            ------

        Comprehensive loss                           $(13.5)           $ (8.8)
                                                     ======            ======


Net loss per share of
  common stock
  Basic                                             $ (0.58)          $ (0.41)
                                                    =======           =======
  Diluted                                           $ (0.58)          $ (0.41)
                                                    =======           =======
Average shares of common stock

  Outstanding, basic and diluted                       20.4             20.4




        The accompanying notes are an integral part of these statements.

                           OUTBOARD MARINE CORPORATION
             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION


                                                  (Unaudited)
                                                  -----------
                                                    March 31,       December 31,
(Dollars in Millions)                                 1999               1998
                                                      ----               ----
ASSETS
Current Assets:
  Cash and cash equivalents                        $  25.6            $  13.6
  Receivables, net                                   148.2              130.5
  Inventories, net
      Finished products                               73.8               83.5
      Raw material, work in process
         and service parts                           121.5              113.7
                                                   -------            -------
      Total inventories                              195.3              197.2
  Other current assets                                24.0               23.8
                                                   -------            -------
      Total current assets                           393.1              365.1
Restricted cash                                       29.6               29.3
Property, plant and equipment at cost                226.0              220.8
  Less accumulated depreciation                      (28.5)             (23.7)
                                                   -------            -------
Property, plant and equipment, net                   197.5              197.1
Product tooling, net                                  30.1               30.0
Goodwill, net                                        114.8              115.5
Trademarks, patents and other intangibles, net        79.7               80.9
Other assets                                          98.6               98.3
                                                   -------            -------
         Total assets                              $ 943.4            $ 916.2
                                                   =======            =======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Loan payable                                     $  80.0           $   32.4
  Accounts payable                                    83.1               90.0
  Accrued and other                                  192.8              185.1
  Accrued income taxes                                 6.8                6.5
  Current maturities of long-term debt                 7.0               11.2
                                                   -------            -------
      Total current liabilities                      369.7              325.2
Long-term debt                                       241.2              247.0
Postretirement benefits other than pensions          124.8              124.4
Other non-current liabilities                        164.0              162.4
Shareholders' investment:
  Common stock and capital surplus                   277.1              277.1
  Accumulated deficit-employed in the business      (209.5)            (197.6)
  Accumulated other comprehensive income             (23.9)             (22.3)
                                                   -------            -------
      Total shareholders' investment                  43.7               57.2
                                                   -------            -------
         Total liabilities and shareholders'
          investment                               $ 943.4            $ 916.2
                                                   =======            =======



        The accompanying notes are an integral part of these statements.

                           OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31

(Dollars in Millions)                                                  1999               1998
                                                                       ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(11.9)             $(8.4)
Adjustments to reconcile net loss to
  net cash used for operations:
      Depreciation and amortization                                    12.3               13.4
      Changes in current accounts excluding the effects of
         noncash transactions:
         Decrease (increase) in receivables, net                      (20.7)             (52.0)
         Decrease (increase) in inventories                            (1.3)               3.5
         Decrease (increase) in other current assets                   (0.2)              13.9
         Decrease in accounts payable and accrued
           liabilities                                                  1.9               17.2
         Other, net                                                     5.1               (0.5)
                                                                      -----             ------
           Net cash used for operating activities                     (14.8)             (12.9)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant and equipment and tooling                      (11.1)              (5.6)
Proceeds from sale of plant and equipment                               0.2                6.2
Other, net                                                              0.0               (0.3)
                                                                      -----             ------
           Net cash provided by (used for) investing activities       (10.9)               0.3

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in short-term debt                                        47.6               45.0
Payments of long-term debt, including current maturities              (10.3)              (7.4)
Other, net                                                             (0.1)               0.1
                                                                     ------             ------
           Net cash provided by financing activities                   37.2               37.7
Exchange Rate Effect on Cash                                            0.5               (0.1)
                                                                     ------             ------
Net increase in Cash and Cash Equivalents                              12.0               25.0
Cash and Cash Equivalents at Beginning of Period                       13.6               24.1
                                                                     ------             ------
Cash and Cash Equivalents at End of Period                           $ 25.6             $ 49.1
                                                                     ======             ======
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                      $  2.3             $  5.6
                                                                     ======             ======
  Income taxes paid                                                  $  0.8             $  1.1
                                                                     ======             ======



        The accompanying notes are an integral part of these statements.

              Notes to Condensed Consolidated Financial Statements


1. Basis of Presentation


         The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the transition period from October 1, 1998 to December 31, 1998. The 1999 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Change in fiscal year. Effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31.

Reclassification. Beginning in October 1998, warranty expense, which was previously reflected as a component of selling, general, and administrative expenses, is included as another component of cost of goods sold in the Company's Condensed Statements of Consolidated Operations and Comprehensive Income. In addition, research and development expense, which was previously reflected as a component of cost of goods sold, is included as a selling, general and administrative expense in the Company's Condensed Statements of Consolidated Operations and Comprehensive Income. Amounts reported for the prior periods have been reclassified to conform to the new presentation.


2. Short-Term Borrowings

         The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On March 31, 1999, the Company had outstanding borrowings under the Credit Agreement of $80.0 million, and had $38.5 million of letter of credit obligations outstanding under the Credit Agreement. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (i) consolidated tangible net worth, (ii) minimum EBITDA as defined, (iii) interest coverage ratios, and (iv) leverage ratios. On May 21, 1998, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's compliance with consolidated tangible net worth covenant for the period ended June 30, 1998 was waived, notwithstanding the Company's anticipated, and subsequent actual compliance therewith at such time, (ii) the Company's consolidated tangible net worth requirement for the period ended September 30, 1998 was amended to better align such covenant with the Company's then anticipated financial performance for the remainder of fiscal 1998, (iii) the borrowing base was amended to allow for borrowings against eligible intellectual property, thereby increasing borrowing capacity, (iv) the sublimit for the issuance of letters of credit was increased from $25.0 million to $30.0 million, and (v) the lenders consented to certain matters relating to the Company's offering of $160.0 million of 10 3/4% Senior Notes due 2008, including the establishment of an interest reserve account. The Company entered into a Second Amendment to Amended and

Restated Loan and Security Agreement, effective as of August 31, 1998, with the lenders under the Credit Agreement, pursuant to which, among other things, the sublimit for the issuance of letters of credit was increased from $30.0 million to $50.0 million to enable the Company to replace cash collateral obligations under a letter of credit, which obligations arose following the change in control resulting from the acquisition of the Company by Greenmarine Holdings LLC on September 12, 1997. The Company entered into a Third Amendment to Amended and Restated Loan and Security Agreement, effective as of December 21, 1998 (the "Third Amendment"), with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's non-compliance with the consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants were waived for the period ended September 30, 1998 and (ii) the Company's consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants for future periods were amended. The Third Amendment modified the Company's financial covenant compliance requirements under the Credit Agreement to give effect to the restatements of the Company's financial statements and their anticipated impact on the Company's future results of operations. As of December 31, 1998, the Company was in violation of the Credit Agreement's leverage coverage ratio covenant. The Company informed the lenders under the Credit Agreement of the circumstances resulting in the violation, and entered into the Fourth Amendment to Amended and Restated Loan and Security Agreement effective as of February 1, 1999 pursuant to which (i) the Company's non-compliance with the consolidated leverage covenant for the period ended December 31, 1998 was waived, (ii) work-in-process inventory is included in the borrowing base calculation through June 30, 1999, and (iii) the Company's borrowing base capacity was increased by $10 million for certain intellectual property owned by the Company. The Company entered into the Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of February 25, 1999, which among other things, amended the Company's consolidated tangible net worth, consolidated leverage and consolidated interest coverage ratios for future periods in order to bring the covenants in line with anticipated results of operations, including the effect of the costs incurred and to be incurred to address performance issues with respect to the Company's FICHT engines. At March 31, 1999, the Company was in compliance with the amended covenants.

         In addition to the Company's credit agreements, the Company's non-U.S. subsidiaries had additional uncommitted lines of credit (U.S. dollar equivalent) of approximately $0.6 million and $0.9 million on March 31, 1999 and December 31, 1998, respectively.



3. Contingent Liabilities

         As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $32 million per model year for a period not to exceed 30 months from the date of invoice. This obligation automatically reduces over the 30-month period. The Company resells any repurchased products. Losses incurred under this program have not been material. The company accrues for losses which are anticipated in connection with expected repurchases.


         The Company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, as well as those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the Company's Statement of Consolidated Financial Position or the Statement of Condensed Statement of Consolidated Operations and Comprehensive Income of the Company.

         Under the requirements of Superfund and certain other laws, the Company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The Company has been notified that it is named as a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, under Superfund, and certain other laws, as a PRP the Company can be held jointly and severally liable for all environmental costs associated with a site.

         Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the Company's environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of their ability to pay.

         The Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At March 31, 1999, the Company has accrued approximately $25 million for costs related to remediation at contaminated sites and operation and maintenance forsite monitoring and compliance requirements. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

         Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident that the accrual accurately reflects the Company's liability based upon the information available at the time.

         In July 1998, the Company was provided information on the results of a feasibility study which was performed on the Company's owned property located in Waukegan, Illinois, commonly known as the Coke plant. This information was provided to the Company by the two prior owners of the property--General Motors Corporation and North Shore Gas Company. Although the Company was aware of the contamination and the study was being conducted, it was not until July 1998 that the Company became aware of the scope and extent of the contamination and the associated remedial alternatives. Although the Company believes that it was not a generator of hazardous substances at the site, as a land owner it is, by statute, a PRP. Based on its experience with Superfund Sites, the Company calculated a range of potential outcomes and recorded an amount related to the most probable outcome in September 1998 financial statements.

         In fiscal year 1997, the Company became aware of certain performance issues associated with its FICHT engines. In April 1998, the Company began to identify the causes of these performance issues and upgrade kits were prepared and distributed. These upgrade kits included certain performance enhancements to the FICHT engines, including, among other things, improvements to the mapping contained in the software of the engine-management module. The Company established a reserve for the correction of the identified problems in fiscal year 1998, which resulted in an approximate $7.0 million increase in the Company's warranty reserve for fiscal year 1998. In January 1999, the Company completed its analysis and determined that certain technological improvements were needed to improve the overall performance of the FICHT engines. As part of this strategy, an upgrade kit for previously sold models, which will contain additional performance enhancements to the FICHT engines, will be installed on motors at dealers beginning in the summer of 1999. The Company expects the cost of these upgrade kits to be approximately $5.5 million. The Company recorded

$4.3 million in its December 31, 1998 financial statements and recorded an additional $1.2 million in the March 31, 1999 financial statements to reflect refinements to the Company's original estimates. The Company believes that these upgrade kits will significantly improve the overall performance of its FICHT engines and reduce the Company's overall warranty expense experienced on such engines. In addition, the Company will implement engine modifications and changes in production for the affected FICHT models. These engine modifications and production changes were primarily implemented during a planned two-week suspension of the Company's operations at certain of its engine-manufacturing facilities in March 1999. The Company began production of the new generation of its FICHT models in late April 1999. Also, a limited warranty extension on certain components, from two to three years, was provided on all FICHT engines purchased by customers between January 1, 1999 and March 31, 1999, which was intended to demonstrate the Company's confidence in the improved FICHT engines. The Company also will add an additional year of limited warranty on certain components to the standard two year warranty on all 1999 FICHT models sold by June 30, 1999 and registered by July 15, 1999.


         The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. The Company and Orbital are currently in the process of negotiating an agreement for use by the Company of the patents in question. Although there can be no assurance that an agreement will be reached and that Orbital will not commence litigation against the Company, the Company is of the opinion that a mutually acceptable agreement can be reached. There also can be no assurance that the failure to obtain any such agreement or effect any redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes for this matter and recorded a liability in its September 1998 financial statements. The sale of FICHT engines accounted for approximately 8%, 16.2% and 18.9% of the Company's revenues in fiscal year 1998, the three months ended December 31, 1998 and the three months ended March 31, 1999, respectively.


4. Restructuring Charges

         During the fourth quarter of fiscal year 1998, the Company finalized a restructuring plan for the closure/consolidation of its Milwaukee and Waukegan engine facilities. The Company announced the closure of the Milwaukee and Waukegan facilities on September 24, 1998. The Company recorded a $98.5 million restructuring charge which includes: 1) costs to recognize severance and benefits for approximately 950 employees to be terminated ($14.0 million), 2) curtailment losses associated with the acceleration of pension and postretirement benefits for employees at the two facilities ($72.1 million), 3) costs to clean and close the facilities ($6.5 million), 4) costs to ready machinery and equipment for disposal and costs to dispose of machinery and equipment at the facilities ($3.9 million), and 5) costs to write-down certain replacement parts for machinery and equipment at the facilities to net realizable value ($2.0 million). The Company's plan includes outsourcing the substantial portion of its sub-assembly production currently performed in its Milwaukee and Waukegan facilities to third-party vendors or transferring such production to other facilities of the Company. The Company anticipates substantial completion of such plan by the end of year 2000. No costs have been charged to this reserve as of March 31, 1999.

5. Segment Data

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes primarily corporate staffing expense and amortization expense on the Company's intangible assets.



                                       Marine
                                       Engines     Boats     Other     Total
                                       -------     -----     -----     -----
                                               (Dollars in millions)

    Three Months Ended March 31, 1999
      Revenues                          $140.2      $115.0    $  -      $255.2
      Intersegment revenues               19.9         -         -        19.9
      Earnings (loss) from operations      0.9         1.2      (5.9)     (3.8)


    Three Months Ended March 31, 1998


      Revenues                          $152.7      $109.5    $  -      $262.2
      Intersegment revenues               25.8         -         -        25.8
      Earnings (loss) from operations      8.7        (4.6)     (7.3)     (3.2)


      A reconciliation of loss from operations for combined reportable segments to consolidated loss before provision for income taxes is as follows:


                                                  Three Months Ended March 31
                                                         1999     1998
                                                         ----     ----
                                                     (Dollars in millions)
    Loss from operations for
        reportable segments                              $(3.8)   $(3.2)
    Interest expense                                       7.3      5.8
    Other expense (income), net                           (0.3)    (1.6)
                                                        ------    -----
    Loss before provision for
        Income taxes                                    $(10.8)   $(7.4)
                                                        ======    =====


6.       Subsidiary Guarantor Information

     The Company issued $160,000,000 10 3/4% Senior Notes due 2008 ("Notes") on May 27, 1998. The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly-owned subsidiaries ("Guarantor Subsidiaries"). Such guarantees are full, unconditional, unsecured and unsubordinated on a joint and several basis by each of the Guarantor Subsidiaries. As of and through March 31, 1999, the Guarantor Subsidiaries were wholly-owned, but not the only wholly-owned, subsidiaries of the Company. The Credit Agreement and the Indenture governing the Notes contain certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. These covenants are, however, subject to a number of exceptions and qualifications. Separate financial statements of the Guarantor Subsidiaries are not presented because management of the Company has determined that they are not material to investors.

     The following condensed consolidating financial data illustrates the composition of the Company ("Parent Company"), the Guarantor Subsidiaries and the Company's non-guarantor subsidiaries ("Other Subsidiaries"). Investments in subsidiaries are accounted for by the Company under the equity method of accounting for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The Company has not allocated goodwill to the Guarantor Subsidiaries or the other subsidiaries in association with the acquisition by and merger with Greenmarine.

                           OUTBOARD MARINE CORPORATION
    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                        Three Months Ended March 31, 1999
                                   (Unaudited)

                                               Parent           Guarantor              Other                           Consolidated
(Dollars in Millions)                         Company         Subsidiaries         Subsidiaries        Eliminations        Total
                                              -------         ------------         ------------        ------------        -----
Net sales                                  $      141.7     $         116.2       $         68.6      $     (71.3)     $    255.2

Cost of goods sold                                113.9               101.2                 57.5            (70.7)          201.9
                                           -------------    ----------------      ---------------     ------------     -----------
Gross earnings                                     27.8                15.0                 11.1             (0.6)           53.3

Selling, general and administrative
 expense                                           36.3                13.1                  7.7              -              57.1
                                           -------------    ----------------      ---------------     ------------     -----------
 Earnings (loss) from operations                   (8.5)                1.9                  3.4             (0.6)           (3.8)

Non-operating (expense) income                     (9.8)               (0.2)                 3.0              -              (7.0)

Equity earnings (loss) -- subsidiaries              7.0                  -                   -               (7.0)             -
                                           -------------    ----------------      ---------------     ------------     -----------
 Earnings (loss) before provision for
 income taxes                                     (11.3)                1.7                  6.4             (7.6)          (10.8)

Provision for income taxes                           -                   -                   1.1              -               1.1
                                           -------------    ----------------      ---------------     ------------     -----------
       Net earnings (loss)                 $      (11.3)    $           1.7       $          5.3      $      (7.6)     $    (11.9)
                                           =============    ================      ===============     ============     ===========
Other comprehensive income (expense),
  net of tax
    Foreign currency translation
      adjustments                          $       (0.2)    $            -        $         (1.4)     $       -        $     (1.6)
                                           -------------    ----------------      ---------------     ------------       ---------
        Other comprehensive income (loss)          (0.2)                 -                  (1.4)             -              (1.6)
                                           -------------    ----------------      ---------------     ------------     -----------
           Comprehensive income (loss)     $      (11.5)    $           1.7       $          3.9      $      (7.6)     $    (13.5)
                                           =============    ================      ===============     ============     ===========

                           OUTBOARD MARINE CORPORATION
    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                        Three Months Ended March 31, 1998
                                   (Unaudited)

                                               Parent            Guarantor             Other                           Consolidated
(Dollars in Millions)                         Company          Subsidiaries        Subsidiaries        Eliminations        Total
                                              -------          ------------        ------------        ------------        -----
Net sales                                  $      166.1      $         114.5      $         69.6      $      (88.0)      $    262.2

Cost of goods sold                                129.9                103.9                57.6             (88.6)           202.8
                                           -------------     ----------------     ---------------     -------------      -----------
Gross earnings                                     36.2                 10.6                12.0               0.6             59.4
Selling, general and administrative
 expense                                           42.8                 12.1                 7.7               -               62.6
                                           -------------     ----------------     ---------------     -------------      -----------
 Earnings (loss) from operations                   (6.6)                (1.5)                4.3               0.6             (3.2)

Non-operating (expense) income                     (4.8)                (0.3)                0.9               -               (4.2)

Equity earnings (loss) -- subsidiaries              2.6                  -                   -                (2.6)              -
                                           -------------     ----------------     ---------------     -------------      -----------
 Earnings (loss) before provision for
 income taxes                                      (8.8)                (1.8)                5.2              (2.0)            (7.4)

Provision for income taxes                          0.2                  -                   0.8               -                1.0
                                           -------------     ----------------     ---------------     -------------      -----------
       Net earnings (loss)                 $       (9.0)     $          (1.8)     $          4.4      $       (2.0)      $     (8.4)
                                           =============     ================     ===============     =============      ===========
Other comprehensive income (expense),
  net of tax
    Foreign currency translation
      adjustments                          $       (2.4)     $           -        $          2.0      $        -         $     (0.4)
                                           ------------      ----------------     --------------      -------------      -----------
        Other comprehensive income (loss)          (2.4)                 -                   2.0               -               (0.4)
                                           -------------     ----------------     ---------------     -------------      -----------
           Comprehensive income (loss)     $      (11.4)     $          (1.8)     $          6.4      $       (2.0)      $     (8.8)
                                           =============     ================     ===============     =============      ===========

                           OUTBOARD MARINE CORPORATION
             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                         March 31, 1999
                                   (Unaudited)

                                               Parent        Guarantor        Other                        Consolidated
(Dollars in Millions)                          Company     Subsidiaries    Subsidiaries   Eliminations        Total
                                               -------     ------------    ------------   ------------        -----

ASSETS
Current assets:
  Cash and cash equivalents                 $      11.5     $      0.4     $     13.7             -        $     25.6
  Receivables, net                                 66.0           35.7           46.5             -             148.2
  Intercompany receivables (payables)               3.5          (16.2)          12.7             -                -
  Inventories                                     107.4           44.3           46.0           (2.4)           195.3
  Other current assets                             13.9            2.5            6.5            1.1             24.0
                                            ------------    -----------    -----------    -----------      -----------
      Total current assets                        202.3           66.7          125.4           (1.3)           393.1

Restricted cash                                    29.6            -               -              -              29.6
Property, plant and equipment, net                147.1           32.7           17.9           (0.2)           197.5
Product tooling, net                               26.6            3.2            0.3             -              30.1
Intangibles                                       188.6            -              5.9             -             194.5
Pension and other assets                           92.4            2.2            5.0           (1.0)            98.6
Intercompany notes, net                          (100.0)           -            100.0             -                -
Investment in subsidiaries                        267.4            -               -          (267.4)              -
                                            ------------    -----------    -----------    -----------      -----------
      Total assets                          $     854.0     $    104.8     $    254.5     $   (269.9)      $    943.4
                                            ============    ===========    ===========    ===========      ===========

LIABILITIES AND SHAREHOLDERS'
    INVESTMENT
Current liabilities:
  Loan payable                              $      80.0            -       $       -              -        $     80.0
  Accounts payable                                 61.2           14.3            7.6             -              83.1
  Accrued and other                               147.5           31.7           21.8           (1.4)           199.6
  Current maturities of long-term debt              6.8            0.2             -              -               7.0
                                            ------------    -----------    -----------    -----------      -----------
      Total current liabilities                   295.5           46.2           29.4           (1.4)           369.7
Long-term debt                                    239.0            2.2             -              -             241.2
Other non-current liabilities                     274.7            7.8            6.3             -             288.8

Shareholders' investment                           44.8           48.6          218.8         (268.5)            43.7
                                            ------------    -----------    -----------    -----------      -----------
          Total liabilities and
                shareholders' investment    $     854.0     $    104.8     $    254.5         (269.9)      $    943.4
                                            ============    ===========    ===========    ===========      ===========

                           OUTBOARD MARINE CORPORATION

             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                                December 31, 1998
                                   (Unaudited)

                                                  Parent         Guarantor        Other                          Consolidated
(Dollars in Millions)                             Company      Subsidiaries    Subsidiaries     Eliminations         Total
                                                  -------      ------------    ------------     ------------         -----

ASSETS
Current assets:
  Cash and cash equivalents                    $       2.2     $      0.1      $     11.3       $       -        $     13.6
  Receivables, net                                    71.8           23.3            35.4               -             130.5
  Intercompany receivables (payables)                (93.5)          (9.7)          103.2               -                -
  Inventories                                        103.4           47.8            47.8             (1.8)           197.2
  Other current assets                                14.0            3.2             6.6               -              23.8
                                               ------------    -----------     -----------      -----------      -----------
      Total current assets                            97.9           64.7           204.3             (1.8)           365.1

Restricted cash                                       29.3            -                -                -              29.3
Property, plant and equipment, net                   156.9           23.9            16.5             (0.2)           197.1
Product tooling, net                                  26.8            2.9             0.3               -              30.0
Intangibles                                          189.4            -               7.0               -             196.4
Pension and other assets                              91.3            2.3             4.7               -              98.3
Intercompany notes, net                              (97.4)           -              97.4               -                -
Investment in subsidiaries                           339.3            -                -            (339.3)              -
                                               ------------    -----------     -----------      -----------      -----------
      Total assets                             $     833.5     $     93.8      $    330.2       $   (341.3)      $    916.2
                                               ============    ===========     ===========      ===========      ===========

LIABILITIES AND SHAREHOLDERS'
    INVESTMENT
Current liabilities:
  Loan payable                                 $      32.4     $      -        $       -        $       -        $     32.4
  Accounts payable                                    68.1           12.8             9.1               -              90.0
  Accrued and other                                  143.0           30.0            19.8             (1.2)           191.6
  Current maturities of long-term debt                11.2            -                -                -              11.2
                                               ------------    -----------     -----------      -----------      -----------
      Total current liabilities                      254.7           42.8            28.9             (1.2)           325.2
Long-term debt                                       247.0            -                -                -             247.0
Other non-current liabilities                        273.8            7.9             5.1               -             286.8

Shareholders' investment                              58.0           43.1           296.2           (340.1)            57.2
                                               ------------    -----------     -----------      -----------      -----------
          Total liabilities and shareholders'
                investment                     $     833.5     $     93.8      $    330.2       $   (341.3)      $    916.2
                                               ============    ===========     ===========      ===========      ===========

                           OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)

                                                                Parent      Guarantor      Other                        Consolidated
 (Dollars in Millions)                                          Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                                                -------     ------------   ------------   ------------     -----

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                                         $  (11.3)      $    1.7      $    5.3         $   (7.6)      $   (11.9)
 Adjustments to reconcile net earnings (loss) to net cash
   provided by (used for) operations:
     Depreciation and amortization                                5.0            6.8           0.5              -             12.3
     Changes in current accounts excluding the effects of
       acquisitions and noncash transactions:
       Decrease (increase) in receivables                         5.7          (12.4)        (14.0)             -            (20.7)
       Decrease (increase) in intercompany receivables
         and payables, and intercompany note receivables
         and note payables                                      (16.5)           6.5          10.0              -              -
       Decrease (increase) in inventories                        (4.2)           3.5          (1.2)             0.6           (1.3)
       Decrease (increase) in other current assets               (0.9)           0.6           0.1              -             (0.2)
       Increase (decrease) in accounts payable
         and accrued liabilities                                 (2.2)           2.9           1.3             (0.1)           1.9
       Other, net                                                 2.9            0.1           2.0              0.1            5.1
                                                             --------       --------      --------         --------       ---------
             Net cash provided by (used for)
              operating activities                              (21.5)           9.7           4.0             (7.0)         (14.8)

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Expenditures for plant and equipment, and tooling                6.8          (16.1)         (1.8)           -              (11.1)
 Proceeds from sale of plant and equipment                        0.1            0.1           -              -                0.2
 Equity earnings (loss)                                          (7.0)          -              -              7.0              -
 Change in subsidiary investment                                 (4.5)          -              -              4.5              -
 Other, net                                                       -             -              -              -                -
                                                             --------       --------      --------         --------       ---------
             Net cash provided by (used for)
               investing activities                              (4.6)         (16.0)         (1.8)            11.5          (10.9)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase in shortterm debt                                  47.6            -             -                -             47.6
 Net change in longterm debt, including
   current maturities                                           (12.7)           2.4           -                -            (10.3)
 Change in subsidiary capital                                     0.9            4.2          (0.6)            (4.5)           -
 Other, net                                                      (0.1)           -             -                -             (0.1)
                                                             --------       --------      --------         --------       ---------
             Net cash provided by (used for)
              financing activities                               35.7            6.6          (0.6)            (4.5)          37.2

 Exchange Rate Effect on Cash                                    (0.3)           -             0.8              -              0.5
                                                             --------       --------      --------         --------       ---------
 Net increase in Cash and Cash Equivalents                        9.3            0.3           2.4              -             12.0
 Cash and Cash Equivalents at Beginning of Period                 2.2            0.1          11.3              -             13.6
                                                             --------       --------      --------         --------       ---------
 Cash and Cash Equivalents at End of Period                   $  11.5        $   0.4       $  13.7         $    -        $    25.6
                                                              ========       =======       ========         ========      =========


                           OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                        THREE MONTHS ENDED MARCH 31, 1998
                                   (Unaudited)


                                                                  Parent     Guarantor       Other                      Consolidated
 (Dollars in Millions)                                           Company     Subsidiaries   Subsidiaries   Eliminations     Total
                                                                 -------     ------------   ------------   ------------     -----

 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                                         $   (9.0)      $   (1.8)      $    4.4        $   (2.0)      $    (8.4)
 Adjustments to reconcile net earnings (loss) to net cash
   provided by (used for) operations:
     Depreciation and amortization                               12.4            1.2           (0.3)            0.1            13.4
     Changes in current accounts excluding the effects of
       acquisitions and noncash transactions:
       Decrease (increase) in receivables                       (25.9)         (12.4)         (14.2)            0.5           (52.0)
       Decrease (increase) in intercompany receivables
         and payables, and intercompany note receivables
         and note payables                                       (3.1)          (5.3)           8.5            (0.1)            -
       Decrease (increase) in inventories                        (8.5)          14.4           (5.1)            2.7             3.5
       Decrease (increase) in other current assets               14.3            0.2           (0.6)            -              13.9
       Increase (decrease) in accounts payable
         and accrued liabilities                                 14.0            6.1            0.9            (3.8)           17.2
       Other, net                                                (8.0)           0.1            7.4             -             (0.5)
                                                             --------       --------       --------        --------       ---------
             Net cash provided by (used for) operating
                activities                                      (13.8)           2.5            1.0            (2.6)          (12.9)

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Expenditures for plant and equipment, and tooling               (4.3)          (0.9)          (0.4)            -             (5.6)
 Proceeds from sale of plant and equipment                        4.9            0.1            1.2             -              6.2
 Equity earnings (loss)                                          (2.6)           -              -               2.6            -
 Other, net                                                       2.3           (0.1)          (2.5)            -             (0.3)
                                                             --------       --------       --------        --------       ---------
             Net cash provided by (used for) investing
               activities                                         0.3           (0.9)          (1.7)            2.6             0.3

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase in shortterm debt                                 45.0             -              -               -              45.0
 Net change in longterm debt, including current maturities      (7.4)            -              -               -              (7.4)
 Other, net                                                      0.1             -              -               -               0.1
                                                             --------       --------       --------        --------       ---------
             Net cash provided by (used for) financing
               activities                                        37.7            -              -               -              37.7

 Exchange Rate Effect on Cash                                    -               -             (0.1)            -              (0.1)
                                                             --------       --------       --------        --------       ---------
 Net increase in Cash and Cash Equivalents                       24.2            1.6           (0.8)            -             25.0
 Cash and Cash Equivalents at Beginning of Period                12.1            0.6           11.4             -             24.1
                                                             --------       --------       --------        --------       ---------
 Cash and Cash Equivalents at End of Period                  $   36.3       $    2.2       $   10.6        $    -        $    49.1
                                                             =========      =========      ========        ========      ==========

                           OUTBOARD MARINE CORPORATION
                                    FORM 10-Q

                                 PART 1, ITEM 2
           FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 MARCH 31, 1999

         The following discussion should be read in conjunction with the more detailed information and Condensed Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein.


General

         Industry Overview. According to data published by the National Marine Manufacturers Association, ("NMMA") the recreational boating industry generated approximately $19.2 billion in domestic retail sales in 1998, including approximately $8.7 billion in sales of boats, engines, trailers and accessories. In addition, according to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures.

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

         The recreational marine industry, in general, and the business of the Company are seasonal due to the impact of the buying patterns of dealers and consumers. The Company's peak revenue periods historically have been its fiscal quarters ending June 30 and September 30, respectively. Accordingly, the Company's receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's fiscal quarter ending March 31 and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowings averaged $69.1 million in the quarter ended March 31, 1999, with month-end peak borrowings of $80.0 million in March 1999. Because of the seasonality of the Company's business, the results of operations for any fiscal quarter are not necessarily indicative of the results for the full year. Additionally, an event which adversely affects the Company's business during any of these peak periods could have a material adverse effect on the Company's financial condition or results of operations for the full years.

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

         Management Initiatives. Since the Greenmarine Acquisition, the Company has assembled a new management team led by David D. Jones. The new senior management team has developed a turnaround strategy to capitalize on the Company's strong market position and leading, well-recognized brand names and to take advantage of anticipated growth in the recreational marine industry. Under its new management, the Company has also developed a business reorganization plan to realign and consolidate its products offered in the marketplace, and to improve existing manufacturing processes that will enable the Company to increase production efficiency and asset utilization. This turnaround strategy and reorganization plan includes the elimination and consolidation of certain of the Company's products, and the closing and consolidation of certain of the Company's manufacturing facilities with corresponding involuntary employee terminations. However, there can be no assurance that the Company's turnaround strategy will be fully implemented or that its anticipated benefits will be realized.

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

         On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities by the end of the year 2000. A restructuring charge of $98.5 million was recognized in the fourth quarter of fiscal 1998 and includes charges for the costs associated with closing these two facilities, and the related employee termination benefits for approximately 950 employees. As of March 31, 1999, the Company has not incurred any costs against the restructuring charge established in the prior fiscal year. The Company plans to outsource substantially all of the manufacturing of parts currently produced by these two facilities to third party vendors with the balance being relocated to other facilities of the Company. The Company has already transferred the manufacture of certain components, accessories and service parts and continues to obtain and review proposals from vendors in anticipation of outsourcing the remainder of production. The Company has entered into a closing agreement with the Waukegan union and is in the process of negotiating one with the Milwaukee union. Although there can be no assurance, the Company believes that the Milwaukee negotiations will result in a satisfactory shutdown agreement and anticipates substantial completion of the restructuring plan by the end of year 2000.

         Market Share. Since 1993, the Company's twelve month rolling domestic outboard engine retail market share has gradually declined from 49% as of December 31, 1993 to 33% as of March 31, 1999, and its domestic boat market share has also declined from 20% to 10% as of January 31, 1999 (data only available as of this date). The primary causes for these declines have been the loss of key dealers to competitors and the rationalization of boat brands. In addition, competitors have offered products in certain categories for which the Company does not have a competitive product. Although there can be no assurance that the Company's market share will not continue to decline, the Company believes that its business strategies, including plans for future products, and for products currently being offered, such as FICHT, will improve its market share.

         Regulatory Compliance; FICHT Engines. The EPA has adopted regulations governing emissions from two-stroke marine engines. As adopted, the regulations as they relate to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers are required to reduce hydrocarbon emissions from outboard engines, on average by 8.3% per year through model year 2006 beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year through model year 2006 beginning in model year 1999. In 1994, the Company announced "Project LEAP", a project to convert its entire outboard product line to low-emissions products within the next decade. Partly in response to these EPA emission standards, the Company introduced its Evinrude engines with FICHT fuel-injection technology, which offer an average hydrocarbon emission reduction of 80% and an approximate 35% increase in fuel economy depending on the application. The higher manufacturing costs of the FICHT fuel injected engines will result initially in a lower margin to the Company; however, the Company has implemented several initiatives to reduce the manufacturing costs of its new engines. Because of the higher retail costs of engines incorporating the FICHT technology, consumer acceptance of the new engines may be restrained as long as less expensive engine models, which may or may not meet the new EPA standards, continue to be available.

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

         On December 10, 1998, the California Air Resources Board ("CARB") adopted emissions standards for outboard engines and personal watercraft sold in the State of California that would require compliance with the EPA's year 2006 emissions standards in 2001, and significantly more stringent standards in 2004 and 2008. All manufacturers of outboard engines and personal watercraft will be affected by the regulations. While the Company has not been able to fully assess the impact that such standards will have on its business, the Company has begun to assess possible responses to these standards. The Company's FICHT fuel-injection and four-stroke outboard engines currently comply with CARB's 2001 standards, and all but one of these engines comply with CARB's 2004 standard. The Company believes that this one engine will be in compliance by 2004. In addition, based on current technology, CARB's year 2008 standards would require the Company to turn to untested technologies in an attempt to achieve compliance. The California market represents an approximate 3% of the Company's domestic sales of outboard engines.

         Additionally, certain states have required or are considering requiring a license to operate a recreational boat. While such licensing requirements are not expected to be unduly restrictive, regulations may discourage potential first-time buyers, which could affect the Company's business, financial condition and results of operations. In addition, federal and certain state and local government authorities are contemplating regulatory efforts to restrict boating activities, including the use of engines, on certain inland bodies of water. In one instance, the East Bay Municipal Utility District, located near Oakland, California, has adopted regulations that, on one of the three water bodies under its jurisdiction, will limit certain gasoline engine use effective January 1, 2002. While the Company cannot assess the impact that any such contemplated regulations would have on its business until such regulations are formally enacted, depending upon the scope of any such regulations, they may have a material adverse effect on the Company's business. The Company, however, does not believe that the regulations adopted by the East Bay Municipal Utility District will have a material adverse effect on the Company's business.

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

         In fiscal year 1997, the Company became aware of certain performance issues associated with its FICHT engines. In April 1998, the Company began to identify the causes of these performance issues and upgrade kits were prepared and distributed. These upgrade kits included certain performance enhancements to the FICHT engines, including, among other things, improvements to the mapping contained in the software of the engine-management module. The Company established a reserve for the correction of the identified problems in fiscal year 1998, which resulted in an approximate $7.0 million increase in the Company's warranty reserve for fiscal year 1998. In January 1999, the Company completed its analysis and determined that certain technological improvements were needed to improve the overall performance of the FICHT engines. As part of this strategy, an upgrade kit for previously sold models, which will contain additional performance enhancements to the FICHT engines, will be installed on motors at dealers beginning in the summer of 1999. The Company expects the cost of these upgrade kits to be approximately $5.5 million. The Company recorded $4.3 million in its December 31. 1998 financial statements and recorded an additional $1.2 million in the March 31, 1999 financial statements to reflect refinements to the Company's original estimates. The Company believes that these upgrade kits will significantly improve the overall performance of its FICHT engines and reduce the Company's overall warranty expense experienced on such engines. In addition, the Company will implement engine modifications and changes in production for the affected FICHT models. These engine modifications and production changes were primarily implemented during a planned two-week suspension of the Company's operations at certain of its engine-manufacturing facilities in March 1999. See "Plant shutdown" below. The Company began production of the new generation of its FICHT models in late April 1999. Also, a limited warranty extension on certain components, from two to three years, was provided on all FICHT engines purchased by customers between January 1, 1999 and March 31, 1999, which was intended to demonstrate the Company's confidence in the improved FICHT engines. The Company also will add an additional year of limited warranty on certain components to the standard two year warranty on all 1999 FICHT models sold by June 30, 1999 and registered by July 15, 1999.

         The Company has received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringe two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. The Company believes that it has substantial defenses to these allegations, including that the three corresponding U.S. patents are not infringed and/or are invalid. The Company and Orbital are currently in the process of negotiating an agreement for use by the Company of the patents in question. Although there can be no assurance that an agreement will be reached and that Orbital will not commence litigation against the Company, the Company is of the opinion that a mutually acceptable agreement can be reached. There also can be no assurance that the failure to obtain any such agreement or effect any redesign, or any cost associated therewith, would not have a material adverse effect on the Company. The Company determined a range of potential outcomes for this matter and recorded a liability in its September 1998 financial statements. The sale of FICHT engines accounted for approximately 8%, 16.2% and 18.9% of the Company's revenues in fiscal year 1998, the three months ended December 31, 1998 and the three months ended March 31, 1999, respectively.

         OMC/Volvo Stern Drive Joint Venture. On December 8, 1998 the Company sold its interest in the joint venture Volvo Penta Marine Products L.P. (the "Volvo Penta Joint Venture") to Volvo Penta of the Americas, Inc. ("Volvo"). The joint venture was formed by the Company, AB Volvo Penta and Volvo Penta North America, Inc. in 1993 to manufacture sterndrive engines for boats. Separately, the Company and Volvo entered into an agreement whereby Volvo will supply to the Company sterndrives through June 30, 2001 and component parts through June 30, 2011 and the Company will supply component parts to Volvo through June 30, 2011.

         Environmental Compliance. The Company is subject to regulation under various federal, state and local laws relating to the environment and to employee safety and health. These laws include those relating to the generation, storage, transportation, disposal and emission into the environment of various substances, those relating to drinking water quality initiatives and those which allow regulatory authorities to compel (or seek reimbursement for) cleanup of environmental contamination arising at its owned or operated sites and facilities where its waste is being or has been disposed. The Company believes it is in substantial compliance with such laws. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and similar state laws impose joint, strict and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred; (ii) parties who generated hazardous substances that were released at such facilities; and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site. As of March 31, 1999, the Company has accrued approximately $25 million for costs relating to remediation at contaminated sites, and operation and maintenance for continuing and closed-down operations. The Company believes that these reserves are adequate, although there can be no assurance that this amount will be adequate to cover such known or unknown matters.

         Reclassification. Beginning in October 1998, warranty expense, which was previously reflected as a component of selling, general, and administrative expenses, is included as another component of cost of goods sold in the Company's Condensed Statements of Consolidated Operations and Comprehensive Income. In addition, research and development expense, which was previously reflected as a component of cost of goods sold, is included as a selling, general and administrative expense in the Company's Condensed Statements of Consolidated Operations and Comprehensive Income. Amounts reported for the prior periods have been reclassified to conform to the new presentation.

Results of Operations

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         Net Sales. Net sales decreased to $255.2 million in the three months ended March 31, 1999 from $262.2 million in the three months ended March 31, 1998, a decrease of 2.7%. The Company's sales decrease was attributable primarily to lower volume sales of domestic marine engines in the current fiscal quarter, which decreased 11.0% versus the same period in the prior year. In addition, Engine Sales were lower in the March 1999 quarter versus the comparable quarter in 1998 due primarily to lower demand for certain of the Company's outboard engines and due to the loss of business with certain dealers. The Company suspended production at certain engine facilities in March 1999 to make changes to equipment and processes necessary in order to significantly improve the quality of the Company's FICHT engines. International engine sales were 6.5% lower than the same period in the prior year due to continued economic hardship in Brazil and Russia. Finally, boat segment sales increased 5.7% versus the prior year as sales increases in recreational boats showed strong sales volume and mix improvements.

         Cost of Goods Sold. Cost of goods sold decreased to $201.9 million in the three months ended March 31, 1999 from $202.8 million in the three months ended March 31, 1998, a decrease of $0.9 million or 0.4%. Cost of goods sold was 79.1% of net sales in the three months ended March 31, 1999 as compared to 77.3% of net sales in the three months ended March 31, 1998. The reductions in the Company's gross margin in the current year reflected increased unabsorbed manufacturing overhead caused by the Company's temporary plant shutdown at certain engine plants and $1.2 million in costs incurred for improving the performance of the Company's FICHT engines.

         Selling, General and Administrative ("SG&A"). SG&A expense decreased to $57.1 million in the three months ended March 31, 1999 from $62.6 million in the three months ended March 31, 1998, a decrease of $5.5 million or 8.8%. SG&A expense as a percentage of net sales decreased to 22.4% in the three months ended March 31, 1999 from 23.9% in the three months ended March 31, 1998. The lower SG&A expense in the current year reflected lower marketing/selling expenses due to the timing of certain programs versus the prior year. In addition, the prior year period included $3.7 million in additional costs primarily for implementing the Company's boat group reorganization plan.

         Loss from Operations. Loss from operations was $3.8 million in the three months ended March 31, 1999 compared with a loss of $3.2 million in the three months ended March 31, 1998. The decline was driven by lower engine sales volume and higher costs caused by the Company's temporary plant shutdown at certain engine plants in the current fiscal quarter.

         Non-Operating Expense (Income). Interest expense, net of interest income, increased to $7.3 million in the three months ended March 31, 1999 from $5.8 million in the three months ended March 31, 1998, an increase of $1.5 million. The increase resulted partially from higher debt levels as well as lower interest income received from customers for finance charges on past due payments. Other non-operating income was $0.3 million in the three months ended March 31, 1999 compared to non-operating income of $1.6 million in the three months ended March 31, 1998. The prior period included income related to the Company's Volvo Penta Joint Venture interest which was sold to Volvo on December 8, 1998.

         Provision for Income Taxes. Provision for income taxes was $1.1 million in the three months ended March 31, 1999 and $1.0 million in the three months ended March 31, 1998. No tax benefit is allowed for domestic losses because they are not realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Financial Condition; Liquidity and Capital Resources

         The Company's business is seasonal in nature with inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at March 31, 1999 increased $28.0 million from December 31, 1998. Receivables at March 31, 1999 increased $17.7 million due primarily to increases in net sales in the three months ended March 31, 1999 as compared to sales during the Company's quarter ended December 31,1998. Inventories at March 31, 1999 decreased $1.9 million from December 31, 1998 due to effective management of inventory levels in the three months ended March 31, 1999. In addition, the Company had $29.6 million in `Restricted Cash' at March 31, 1999, which cash is held in interest reserve accounts for the benefit of the Company's senior lenders (as discussed below).

         Cash used for operations was $14.8 million for the three months ended March 31, 1999 compared with $12.9 million for the three months ended March 31, 1998. Expenditures for plant and equipment and tooling were $11.1 million for the three months ended March 31, 1999 compared to $5.6 million for the three months ended March 31, 1998. The higher level of expenditures is primarily related to increased spending for certain new machinery and equipment for engine and boat manufacturing facilities.

         Short-term debt was $80.0 million at March 31, 1999 comprising borrowings under the Company's Revolving Credit Facility. These borrowings were used to fundoperations, pay $10.0 million of the Company's Medium-Term Notes Series A which came due in March 1999, as well as funding capital expenditures.

         The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which NationsBank of Texas, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On March 31, 1999, the Company had outstanding borrowings under the Credit Agreement of $80.0 million, and had $38.5 million of letter of credit obligations outstanding under the Credit Agreement. The Credit Agreement contains a number of financial covenants, including those requiring the Company to satisfy specific levels of (i) consolidated tangible net worth, (ii) minimum EBITDA as defined, (iii) interest coverage ratios, and (iv) leverage ratios. On May 21, 1998, the Company entered into a First Amendment to Amended and Restated Loan and Security Agreement with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's compliance with consolidated tangible net worth covenant for the period ended June 30, 1998 was waived, notwithstanding the Company's anticipated, and subsequent actual compliance therewith at such time, (ii) the Company's consolidated tangible net worth requirement for the period ended September 30, 1998 was amended to better align such covenant with the Company's then anticipated financial performance for the remainder of fiscal 1998, (iii) the borrowing base was amended to allow for borrowings against eligible intellectual property, thereby increasing borrowing capacity, (iv) the sublimit for the issuance of letters of credit was increased from $25.0 million to $30.0 million, and (v) the lenders consented to certain matters relating to the Company's offering of $160.0 million of 10 3/4% Senior Notes due 2008, including the establishment of an interest reserve account. The Company entered into a Second Amendment to Amended and Restated Loan and Security Agreement, effective as of August 31, 1998, with the lenders under the Credit Agreement, pursuant to which, among other things, the sublimit for the issuance of letters of credit was increased from $30.0 million to $50.0 million to enable the Company to replace cash collateral obligations under a letter of credit, which obligations arose following the change in control resulting from the Greenmarine Acquisition. The Company entered into a Third Amendment to

Amended and Restated Loan and Security Agreement, effective as of December 21, 1998 (the "Third Amendment"), with the lenders under the Credit Agreement, pursuant to which, among other things, (i) the Company's non-compliance with the consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants were waived for the period ended September 30, 1998 and (ii) the Company's consolidated tangible net worth, consolidated interest coverage ratio and consolidated leverage ratio covenants for future periods were amended. The Third Amendment modified the Company's financial covenant compliance requirements under the Credit Agreement to give effect to the restatements of the Company's financial statements and their anticipated impact on the Company's future results of operations. As of December 31, 1998, the Company was in violation of the Credit Agreement's leverage coverage ratio covenant. The Company informed the lenders under the Credit Agreement of the circumstances resulting in the violation, and entered into the Fourth Amendment to Amended and Restated Loan and Security Agreement effective as of February 1, 1999 pursuant to which (i) the Company's non-compliance with the consolidated leverage covenant for the period ended December 31, 1998 was waived, (ii) work-in-process inventory is included in the borrowing base calculation through June 30, 1999, and (iii) the Company's borrowing base capacity was increased by $10 million for certain intellectual property owned by the Company. The Company entered into the Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of February 25, 1999, which among other things, amended the Company's consolidated tangible net worth, consolidated leverage and consolidated interest coverage ratios for future periods in order to bring the covenants in line with anticipated results of operations, including the effect of the costs incurred and to be incurred to address performance issues with respect to the Company's FICHT engines. At March 31, 1999, the Company was in compliance with the amended covenants.

                  On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes due 2008 ("Senior Notes"), with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance of the Senior Notes totaled $155.2 million, of which $150.0 million was used to repay the debt assumed by the Company as a result of the Greenmarine Acquisition. The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 in cash at prescribed redemption prices set forth in the indenture governing the Senior Notes. In addition, at any time prior to June 1, 2001, the Company may on any one or more occasions redeem up to an aggregate of 35% of the original principal amount of the Senior Notes at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of one or more equity public offerings, provided that at least 65% of the aggregate principal amount of Senior Notes originally issued remains outstanding immediately after the occurrence of any such redemption. The Senior Notes are guaranteed on a joint and several basis by each of the Company's principal domestic operating subsidiaries. The Indenture governing the Senior Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments; (ii) incur additional indebtedness or issue certain preferred equity interests; (iii) merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

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

         On April 14, 1999, the Company completed an exchange of all of the Senior Notes for Series B Notes which are registered under the Securities Act of 1933, pursuant to a Registration Statement on Form S-4 and an accompanying Prospectus.

         At March 31, 1999, $65.2 million principal amount of the Company's 9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. On or prior to April 15 in each of the years 1999 to 2016 inclusive, the Company is required to make a mandatory sinking fund payment in cash in an amount sufficient to redeem 9 1/8% Debentures in the aggregate principal amount of $5,000,000 plus accrued interest thereon. However, 9 1/8% Debentures reacquired or redeemed by the Company may be used at the principal amount thereof to reduce the amount of any one or more mandatory Sinking Fund payments. As of March 31, 1999, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004. The Company at its option may make an optional sinking fund payment in cash in each year from 1999 to 2016 inclusive in an amount sufficient to redeem up to an additional $10,000,000 principal amount of 9 1/8% Debentures.

         At March 31, 1999, an aggregate of approximately $10.8 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding. Interest rates on the Medium-Term Notes range from
8.550 % to 8.625%. The maturity dates of the Medium-Term Notes include March 15, 2000 and March 15, 2001. Interest on each of the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

         At March 31, 1999, $7.1 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company was required to offer to purchase for cash any and all of the then outstanding Convertible Debentures at a purchase price equal to 100% of the outstanding principal amount of each Convertible Debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase and, as a result thereof, purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the Merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the Merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the Merger ($18.00 per share). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

         The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $11.8 million. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007.
Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%.

         In the remaining periods in fiscal year 1999, the Company will be required to pay approximately $1.2 million in cash to satisfy obligations that will become due at various times in fiscal year 1999 under certain of its Industrial Revenue Bonds.

         As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under certain arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $32.0 million per model year for a period not to exceed either 18 or 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. For the three month period ended March 31, 1999 and for the fiscal year 1998, the Company repurchased approximately $1.1 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

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

Plant Shutdown

         The Company determined that it would temporarily suspend manufacturing operations for approximately two weeks in March 1999 at certain of its engine facilities. This operations shutdown enabled the Company to reduce excess field inventories held by dealers caused by lower than anticipated engine sales in the three month period ended December 31, 1998. In addition, the manufacturing suspension allowed the Company to better coordinate production schedules with new marketing programs. Finally, the shutdown afforded the Company the opportunity to implement the strategies designed to address the FICHT engine performance issues, including modification to the 1999 FICHT engine and changes in the FICHT engine production process.

Year 2000 Matters

         During 1997 and 1998, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The steps to be taken included reviews of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on this review, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the process of implementing and testing remedies of issues identified during the assessment phase. To date, all applications on the Company's mainframe have been reprogrammed and testing was completed in the first quarter of calendar 1999. Issues raised relative to personal computers and local and wide area networks are in the process of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment that would be affected by the Year 2000 and those which were identified are in the process of being modified. Most of the Company's telecommunications equipment is currently Year 2000 compliant and in cases where it is not, the equipment has either been replaced or appropriation requests for the replacement have been prepared and are being processed. The Company anticipates completing all implementation and testing of internal remedies by June 30, 1999.


         As part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them as either critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) or non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involved sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only followed up with additional questionnaires and telephone calls but also schedules on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 20000, the Company will review alternate suppliers who are in a position to assure the Company that they are or will be Year 2000 ready. The timing of the Company's decision to change vendors will depend on what type of goods or service the non-responsive or non-compliant vendor provides and the lead time required for an alternate vendor to begin supplying. The Company has reviewed those critical vendors that have not responded adequately and has been reviewing the timing of replacing, if necessary, any such non-compliant vendor. In connection with the Company's initiative to outsource non-core capabilities, a potential vendor's Year 2000 readiness is one criteria the Company will consider in selecting the vendor for such outsourcing activity.

         In addition, the Company has reviewed the outboard motors, stern drives and parts and accessories, including trolling motors, which it previously manufactured and currently manufactures for sale to its dealers, distributors and original equipment manufacturers and has determined that those products are Year 2000 compliant.

         In preparing for the advent of the Year 2000, the Company has taken steps to heighten the awareness among its dealer and distributor network of the issues associated with the Year 2000. The issue is covered in monthly publications which are distributed to the dealers and also by the sales force that is responsible for the regular communications with the dealer and distributor network.

         To date, the Company has spent a total of approximately $9.3 million ($2.9 million capitalized) on personal computer and network, mainframe and telecommunication solutions to issues related with the Year 2000 and estimates that it will spend up to a total of $12 million ($5 million capital), approximately half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000. The Company has expensed these items, except for hardware costs incurred in the normal course of business, which have been capitalized, in the Company's Condensed Statements of Consolidated Operations and Comprehensive Income for the applicable period.

         The Company believes that its owned or licensed hardware and software will be able to operate into the Year 2000. However, the Company relies on the goods and services of other companies in order to manufacture and deliver its goods to the market. Although the Company is taking every reasonable step to determine that these vendors will be able to continue to provide their goods or services, there can be no assurance that, even upon assurance of their ability to do so, the Company's vendors will be able to provide their goods and services to the Company in a manner that satisfactorily addresses the Year 2000 issues. If, on or near January 1, 2000, the Company discovers that a non-critical vendor, which previously assured the Company that it would be Year 2000 compliant, is in-fact not compliant, an alternate supplier will be used by the Company and there should be no material effect on the Company's business. If, on or near January 1, 2000, the Company discovers that a critical vendor, such as a utility company or a supplier of a part, component, or other goods or service that is not readily available from an alternate supplier, which previously assured the Company that it would be Year 2000 compliant, the Company may not be able to produce, on a timely basis, finished goods for sale to its dealers. If this should occur, the Company will either wait for such vendor to become Year 2000 compliant or seek an alternate vendor who can provide the applicable goods or services in a more timely manner. In the event that the vendor is critical and either no alternate vendor is available or is able to operate into the Year 2000, this event could have a negative impact on the Company's business, results of operations, or financial condition.

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

Recently Issued Accounting Standards

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


Market Risk

         The Company is exposed to market risk from changes in interest and foreign exchange rates and commodity prices. From time to time, the Company enters into financial arrangements in the ordinary course of business to hedge these exposures. The changes in this market risk related to the Company have not significantly changed in the quarter ended March 31, 1999.

Forward-Looking Statements

         This report on Form 10-Q contains forward-looking statements, which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that all such forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in such act. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. Forward-looking statements include the intent, belief or current expectations of the Company and members of its senior management team. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected and which include, but are not limited to, the impact of competitive products and pricing, successful implementation of turnaround strategies, product demand and market acceptance, new product development, Year 2000 issues, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in this report on Form 10-Q and documents filed by the Company with the Securities and Exchange Commission.

                            Part II-OTHER INFORMATION

Item 1.  Legal Proceedings

         The information required under Item 1 Part II is included in Note 3 to the financial statements set forth in Part 1 hereof and is specifically incorporated herein by reference thereto.

Item 6.  Exhibits and Reports on Form 8-K

         a.    Exhibits reference is made to the Exhibit Index on Page 33
         b. Reports on Form 8-K. On February 9, 1999 the Company filed a Report on Form 8-K announcing that it would be filing a transition report on Form 10-K for the three month period ended December 31, 1998 instead of on a Form 10-Q as previously announced.

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


OUTBOARD MARINE CORPORATION

       Signature                          Title                      Date
       ---------                          -----                      ----

By /s/ ANDREW P. HINES         Executive Vice President &          May 11, 1999
  --------------------         Chief Financial Officer
       ANDREW P. HINES

Exhibit
 Number                      Description
 ------                      -----------

3.1(a) Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997 (the "1997 10-K"))*

3.2(a) Amended and Restated bylaws of the Company (filed as Exhibit 3(B) to the 1997 10-K)*

(a)(1)   Amended and Restated bylaws of the Company (adopted July 23,
         1998)(filed as Exhibit 3.2(a)(1) to the Company's Registration Statement on Form S-4 (Registration No. 333-57949)(the "Form S-4"))*

4.1 Indenture for the 10 3/4 % Senior Notes due 2008, Series A (the "Old Notes") and 10 3/4% Senior Notes due 2008, Series B (the "Exchange Notes"), dated as of May a27, 1998 among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as trustee (filed as Exhibit 4.1 to the Form S-4)*

4.2 Form of Old Note (included in Exhibit 4.1)(filed as Exhibit 4.1 to the Form S-4)*

4.3      Form of Exchange Note (filed as Exhibit 4.2 to the Form S-4)*

4.4 Form of Subsidiary guarantee of the Old Notes and the Exchange Notes (included in Exhibit 4.1)(filed as Exhibit 4.1 to the Form S-4)*

4.5 Registration Rights Agreement dated as of May 27, 1998 among the Company, the Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co., Inc. (filed as Exhibit
         4.5 to the Form S-4)*

4.6 Depository Agreement dated as of May 27, 1998 among the Company, State Street Bank and Trust Company, as trustee, NationsBank, N.A., as administrator agent, and State Street Bank and Trust Company, as depositary agent (filed as Exhibit 4.6 to the Form S-4)*

4.7 With respect to rights of holders of the Company's 9 1/8% Sinking Fund Debentures due 2017, reference is made to Exhibit 4(A) to the Company's Registration Statement Number 33-12759 filed on March 20, 1987*

4.8 With respect to rights of holders of the Company's 7% Convertible Subordinated Debentures due 2002, reference is made to the Company's Registration Statement Number 33-47354 filed on April 28, 1992*

4.9 With respect to the Supplemental Indenture dated September 30, 1997 related to the Company's 7% Convertible Subordinated Debentures due 2002, reference is made to Exhibit 4(c) to the 1997 10-K*

10.1 With respect to Severance Agreement between the Company and certain elected and appointed officers and certain other executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's
         Schedule 14D-9 filed with the Securities and Exchange Commission on July 15, 1997*

10.2 With respect to the Consulting Agreement for Mr. Bowman dated September 24, 1997, reference is made to Exhibit 10(I) to the 1997 10-K*

10.3 With respect to the Employment Agreement of Mr. Hines dated October 6, 1997, reference is made to Exhibit 10(J) to the 1997 10-K*

10.4 With respect to the Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated January 6, 1998, reference is made to Exhibit 10(E) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997*

10.5 First Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated May 21, 1998 (filed as Exhibit 10.5 to the Form S-4)*

10.6 With respect to the Employment Agreement of Mr. Jones dated March 10, 1998, reference is made to Exhibit 10(F) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998*

10.7 With respect to the Personal Rewards and Opportunity Program, reference is made to Exhibit 10(G) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998*

10.8     Employment Agreement of Robert Gowens dated October 1, 1998 (filed as
         Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "1998 10-K"))*

10.9 Second Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of August 31, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*

10.10 Third Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of December 21, 1998 (filed as Exhibit 10.10 to the 1998 10-K)*

10.11 Fourth Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of February 1, 1999 (filed as Exhibit 10.11 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.12 Fifth Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of February 25, 1999 (filed as Exhibit 10.12 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.13 Lease Agreement dated December 18, 1998 between the Company, as Borrower, and Andrew Hines, as Lender (filed as Exhibit 10.13 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.14 Mortgage Note dated December 18, 1998 between the Company, as Borrower, and Andrew Hines, as Lender (filed as Exhibit 10.14 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.15 Mortgage dated December 18, 1998 between the Company, as Borrower, and Andrew Hines, as Lender (filed as Exhibit 10.15 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.16 Promissory Note dated December 4, 1998 with Robert Gowens, Jr. and Donna Gowens, as Maker, and the Company, as Payee (filed as Exhibit
         10.16 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.17 Second Mortgage dated December 4, 1998 with Robert Gowens, Jr. and Donna Gowens, as Mortgagor, and the Company, as Mortgagee (filed as
         Exhibit 10.17 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.18 Nonqualified Stock Option Agreement dated October 1, 1998 between the Company and Robert B. Gowens (filed as Exhibit 10.18 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.19 Secured Promissory Note dated October 6, 1998 with Andrew Hines, as Maker, and the Company, as Maker (filed as Exhibit 10.19 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.20 Pledge and Security Agreement dated October 6, 1997 between the Company and Andrew Hines (filed as Exhibit 10.20 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.21 Nonqualified Stock Option Grant Agreement dated October 6, 1997 between the Company and Andrew Hines (filed as Exhibit 10.21 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.22 Incentive Stock Option Grant Agreement dated December 30, 1997 between the Company and David Jones (filed as Exhibit 10.22 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.23 Nonqualified Stock Option Grant Agreement dated March 10, 1998 between the Company and David Jones (filed as Exhibit 10.23 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

10.24 Nonqualified Stock Option Grant Agreement dated March 10, 1998 between the Company and David Jones (filed as Exhibit 10.24 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

11.      Computation of per share earnings (loss)

21.      Subsidiaries of Registrant (filed as Exhibit 21 to the 1997 10-K)*

27.      Financial Data Schedule
----------
*Incorporated herein by reference.