Form 10-Q
period 1999-06-30
OUTBOARD MARINE CORP
filed 1999-08-05
CIK 75149

Form 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999.

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

         YES X NO

Number of shares of Common Stock of $0.01 par value outstanding at June 30, 1999 was 20,420,000 shares.

                           OUTBOARD MARINE CORPORATION
                                    FORM 10-Q
                                 PART 1, ITEM 1
                              FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS
                                  June 30, 1999

Financial statements required by this form:

                                                                        Page(s)
                                                                        -------
Condensed Statements of Consolidated Operations and Comprehensive
  Income                                                                    3
Condensed Statements of Consolidated Financial Position                     4
Condensed Statements of Consolidated Cash Flows                             5
Notes to Condensed Consolidated Financial Statements                     6-11

                           OUTBOARD MARINE CORPORATION
    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                                   (UNAUDITED)

                                                                Three Months Ended         Six Months Ended
                                                                      June 30                   June 30
                                                                      -------                   -------
                                                                1999          1998         1999        1998
                                                                ----          ----         ----        ----
(Dollars and Shares in Millions Except per Share Data)
Net sales                                                      $315.6       $282.4        $570.8      $544.6
Cost of goods sold                                              245.4        214.8         447.3       417.7
                                                               ------       ------        ------      ------
 Gross earnings                                                  70.2         67.6         123.5       126.9
Selling, general and administrative expense                      43.3         65.5         100.4       127.9
Restructuring Charge                                            (14.0)         -           (14.0)        -
                                                               ------       ------        ------      ------
 Earnings (loss) from operations                                 40.9          2.1          37.1        (1.0)
Non-operating expense (income):
 Interest expense                                                 7.2          7.5          14.5        13.3
 Other, net                                                      (1.2)        (3.0)         (1.5)       (4.6)
                                                               ------       ------        ------      ------
                                                                  6.0          4.5          13.0         8.7
                                                                -----         ----         -----        ----
 Earnings (loss) before provision for income taxes               34.9         (2.4)         24.1        (9.7)
Provision for income taxes                                        1.1          1.4           2.2         2.4
                                                                -----        -----         -----       -----
  Net earnings (loss)                                          $ 33.8       $ (3.8)        $21.9      $(12.1)
                                                               ======       ======         =====      ======

Other comprehensive income(loss)

    Foreign currency translation
      adjustments                                                 0.7         (2.0)         (0.9)       (2.8)

     Minimum pension liability                                   15.5          0.0          15.5         0.0
                                                                 ----          ---          ----         ---

Other comprehensive income (loss)                                16.2         (2.0)         14.6        (2.8)
                                                                 ----         -----         ----        -----

        Comprehensive income (loss)                             $50.0        $(5.8)        $36.5      $(14.9)
                                                                =====        ======        =====      =======


Net earnings (loss) per share of common stock:
  Basic                                                         $1.66       $(0.19)        $1.07      $(0.59)
  Diluted                                                       $1.64       $(0.19)        $1.06      $(0.59)
Average shares of common stock
  Outstanding, basic                                             20.4         20.4          20.4        20.4
  Outstanding, diluted                                           20.6         20.4          20.6        20.4


        The accompanying notes are an integral part of these statements.


                           OUTBOARD MARINE CORPORATION
             CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION



                                                                  Unaudited)
                                                                  ----------
                                                                   June 30,      December 31,
(Dollars in Millions)                                                1999           1998
                                                                     ----           ----
ASSETS
Current Assets:
  Cash and cash equivalents                                         $  30.7        $  13.6
  Receivables, net                                                    126.9          130.5
  Inventories, net:
      Finished products                                                47.7           83.5
      Raw material, work in process
         and service parts                                            123.6          113.7
                                                                    -------        -------
      Total inventories, net                                          171.3          197.2
  Other current assets                                                 23.7           23.8
                                                                    -------        -------
      Total current assets                                            352.6          365.1
Restricted cash                                                        30.0           29.3
Property, plant and equipment at cost                                 232.4          220.8
  Less accumulated depreciation                                       (33.7)         (23.7)
                                                                    -------        -------
Property, plant and equipment, net                                    198.7          197.1
Product tooling, net                                                   30.1           30.0
Goodwill, net                                                         114.0          115.5
Trademarks, patents and other intangibles, net                         81.2           80.9
Other assets                                                          102.7           98.3
                                                                    -------        -------
         Total assets                                               $ 909.3        $ 916.2
                                                                    =======        =======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:

  Loan payable                                                      $  29.0       $   32.4
  Accounts payable                                                     83.3           90.0
  Accrued and other                                                   216.1          185.1
  Accrued income taxes                                                  6.7            6.5
  Current maturities of long-term debt                                  7.2           11.2
                                                                    -------        -------
      Total current liabilities                                       342.3          325.2
Long-term debt                                                        241.2          247.0
Postretirement benefits other than pensions                            99.9          124.4
Other non-current liabilities                                         132.2          162.4
Shareholders' investment:

  Common stock and capital surplus                                    277.1          277.1
  Accumulated deficit-employed in the business                       (175.7)        (197.6)
  Accumulated other comprehensive loss                                 (7.7)         (22.3)
                                                                    -------        -------
      Total shareholders' investment                                   93.7           57.2
                                                                    -------        -------
         Total liabilities and shareholders' investment             $ 909.3        $ 916.2
                                                                    =======        =======


        The accompanying notes are an integral part of these statements.


                           OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                   (UNAUDITED)

                                                                     Six Months Ended
                                                                         June 30

(Dollars in Millions)                                               1999         1998
                                                                    ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)                                                 $21.9       $(12.1)
Adjustments to reconcile net earnings (loss) to
  net cash provided by operations:
      Depreciation and amortization                                  24.6         25.6
      Curtailment gain                                               (7.1)           -
      Restructuring Charge                                          (14.0)           -
      Changes in current accounts excluding the effects of
         noncash transactions:
         Increase in receivables, net                                (0.3)       (22.2)
         Decrease in inventories                                     22.2         22.1
         Decrease in other current assets                             0.1         14.4
         Increase in accounts payable and accrued
           liabilities                                                5.3         23.0
      Other, net                                                     (0.3)        (1.3)
                                                                    -----        -----
           Net cash provided by operating activities                 52.4         49.5

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for plant and equipment and tooling                    (22.1)       (17.4)
Proceeds from sale of plant and equipment                             1.3          6.5
Other, net                                                            -           (0.1)
                                                                    -----        -----
           Net cash used for investing activities                   (20.8)       (11.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term debt                                      (3.4)      (145.7)
(Payments) proceeds of long-term debt,
     including current maturities                                   (10.9)       147.7
Change in restricted cash                                            (0.7)       (28.6)
Other, net                                                           (0.2)         0.1
                                                                    -----        -----
           Net cash used for financing activities                   (15.2)       (26.5)
Exchange rate effect on cash                                          0.7         (0.5)
                                                                    -----        -----
Net increase in cash and cash equivalents                            17.1         11.5
Cash and cash equivalents at beginning of period                     13.6         24.1
                                                                    -----        -----
Cash and cash equivalents at end of period                         $ 30.7       $ 35.6
                                                                    =====        =====
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Interest paid                                                    $ 15.9        $14.6
                                                                    =====        =====
  Income taxes paid                                                $  1.9        $ 3.2
                                                                    =====        =====

        The accompanying notes are an integral part of these statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments, except for the curtailment gain, are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the transition period from October 1, 1998 to December 31, 1998. The 1999 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

Change in fiscal year. Effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31.

2. Short-Term Borrowings

         The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. In order to meet the Company's capital requirements, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement effective July 30, 1999, which among other things (i) extended the termination of the Revolving Credit Facility from December 31, 2000 to December 31, 2001; (ii) included work-in-process inventory in the borrowing base calculation until September 30, 1999; and (iii) extended the duration of the borrowing base capacity for intellectual property through October 31, 1999. On June 30, 1999, the Company had outstanding borrowings under the Credit Agreement of $29.0 million, and had $47.3 million of letter of credit obligations outstanding under the Credit Agreement. At June 30, 1999, the Company was in compliance with the covenants under the Revolving Credit Facility.

3. Contingent Liabilities

         As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $32.5 million per model year for a period not to exceed either 18 or 30 months from the date of invoice. This obligation automatically reduces over the 18 month period. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases. For the six month period ended June 30, 1999 and for the fiscal year 1998, the Company repurchased approximately $2.5 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company does not expect these repurchases to materially affect its results of operations.

         The Company is engaged in a substantial number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, as well as those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the Company's Condensed Statement of Consolidated Financial Position or the Condensed Statement of Consolidated Operations and Comprehensive Income.

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

         The Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At June 30, 1999, the Company has accrued approximately $25.0 million for costs related to remediation at contaminated sites and operation and maintenance for site monitoring and compliance requirements. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

         Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident that the accrual accurately reflects the Company's liability based upon the information available at the time.

         As a result of correcting certain performance issues with its new FICHT fuel injection engine technology, the Company increased its warranty reserve by $7.0 million in fiscal year 1998 and recorded costs for upgrade kits of $4.3 million and $1.2 million for the quarters ended December 31, 1998 and March 31, 1999, respectively. The Company believes these upgrade kits will significantly improve the overall performance of 1998 and 1999 model year FICHT fuel injected engines. To demonstrate the Company's confidence in the FICHT fuel injected engines as improved by the upgrade kits, the Company has provided a limited warranty extension on certain components from two to three years on all 1999 model FICHT fuel injected engines purchased between January 1, 1999 and March 31, 1999 and also on those purchased by June 30, 1999 and registered by July 15, 1999.

         On May 13, 1999, the Company announced an all-new line of Evinrude two-stroke direct injection outboards with FICHT Ram Injection technology for model year 2000. These engines reflect certain further design refinements and improved methods of production.

         In March 1998, the Company received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringed two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. In May 1999, the Company entered into a non-assert agreement with Orbital relative to engines sold by OMC and its licensees which use Ficht fuel injection. Under the terms of the agreement, the Company will make certain payments to Orbital for the use of the patents and all foreign counterparts, as well as certain other patents, identified in the agreement. Under the terms of the agreement, the Company is not precluded from developing Ficht fuel injection for any application.

4. Restructuring Charges

         During the fiscal quarter ended September 30, 1998, the Company finalized a restructuring plan for the closure/consolidation of its Milwaukee and Waukegan engine facilities. The Company announced the closure of the Milwaukee and Waukegan facilities on September 24, 1998. The Company recorded a $98.5 million restructuring charge which includes: 1) costs to recognize severance and benefits for approximately 950 employees to be terminated ($14.0 million), 2) costs to clean and close the facilities ($6.5 million), 3) costs to ready machinery and equipment for disposal and costs to dispose of machinery and equipment at the facilities ($3.9 million), 4) costs to write-down certain replacement parts for machinery and equipment at the facilities to net realizable value ($2.0 million) and 5) curtailment losses associated with the acceleration of pension ($42.2 million) and postretirement medical benefits ($29.9 million) for employees at the two facilities. The Company's plan includes outsourcing substantially all of its sub-assembly production currently performed in its Milwaukee and Waukegan facilities to third-party vendors and transferring the balance of production to other facilities of the Company. As of June 30, 1999, the Company has identified suppliers and begun the transfer of manufacturing responsibilities for the outsourcing of crankshafts, propellers, drive shafts, propeller shafts, and numerous investment cast and service parts to third-party suppliers. The Company anticipates substantial completion of such plan by the end of year 2000. As of June 30, 1999, the Company has incurred approximately $0.1 million of costs against the restructuring accrual established in the prior fiscal year.

         In April and May 1999, the Company completed its negotiations of the closing agreements with the unions representing the Milwaukee and Waukegan workers, respectively. These negotiations resulted in changes to the post-retirement medical and pension plans for union employees. The changes required an adjustment in the previous estimate of the curtailment loss for the pension and postretirement medical benefits. Specifically, the curtailment loss related to the postretirement medical benefit obligation was decreased by $19 million and the curtailment loss related to the pension benefit obligation was increased by $5 million, resulting in a net reduction of the previous curtailment loss from $72.1 million to $58.1 million. This adjustment has been reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income as a $14 million reduction in the previously recorded Restructuring Charge. The adjusted curtailment loss of $58.1 million represents the estimate of the increase in pension and postretirement medical benefit obligations due to the closure of the Milwaukee and Waukegan facilities. The cash payment for the pension benefits will be made from the assets of the pension fund while the payment for the postretirement medical benefits will be made from the general assets of the Company.

5. Pension and Postretirement Medical Plans

         In May 1999, the Company made the decision to change the pension and post-retirement medical plans for current active employees and current retirees of the Company. The pension plan changes include merging the Company's union and non-union pension plans into one consolidated pension plan. In addition, the Company will freeze the merged pension plan for non-union employees effective September 30, 1999. Finally, the postretirement medical plan will be changed to provide new employee contribution rates, changes in benefit levels, different service providers and the elimination of post-65 retirement medical coverage for employees who retire on or after January 1, 2000. These changes in both the pension and postretirement medical plans resulted in a curtailment gain of $7.1 million which has been reflected in the Company's Condensed Statement of Consolidated Operations and Comprehensive Income as a reduction of selling, general and administrative expense.

6. Segment Data

      Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes primarily corporate staffing expense and amortization expense on the Company's intangible assets. In 1999, the "Other" column also includes the curtailment gain as described in Notes 4 and 5.

                                          Marine
                                          Engines     Boats     Other     Total
                                          -------     -----     -----     -----
                                                 (Dollars in millions)
   Three Months Ended June 30, 1999

     Revenues                            $191.7      $123.9    $   -     $315.6
     Intersegment revenues                 21.5          -         -       21.5
     Earnings from operations              14.4         3.9      22.6      40.9

   Three Months Ended June 30, 1998

     Revenues                            $180.4      $101.9     $ 0.1    $282.4
     Intersegment revenues                 25.2         0.4        -       25.6
     Earnings (loss) from operations       19.7        (3.7)    (13.9)      2.1

     Six Months Ended June 30, 1999

     Revenues                            $331.9      $238.9     $  -     $570.8
     Intersegment revenues                 43.1         0.2        -       43.3
     Earnings from operations              15.8         5.1      16.2      37.1

     Six Months Ended June 30, 1998
     Revenues                            $333.1      $211.5     $  -     $544.6
     Intersegment revenues                 53.3          -         -       53.3
     Earnings (loss) from operations       37.8        (8.8)    (30.0)     (1.0)

         A reconciliation of earnings (loss) from operations for combined reportable segments to consolidated earnings (loss) before provision for income taxes is as follows:


                                                  Three Months Ended June 30
                                                         1999     1998
                                                         ----     ----
                                                     (Dollars in millions)

    Earnings from operations for
        reportable segments                              $40.9   $  2.1
    Interest expense                                       7.2      7.5
    Other expense (income), net                           (1.2)    (3.0)
                                                        ------    -----
    Earnings (Loss) before provision for
        Income taxes                                    $ 34.9   $ (2.4)
                                                        ======   ======


                                                    Six Months Ended June 30
                                                         1999     1998
                                                         ----     ----
                                                     (Dollars in millions)

    Earnings (Loss) from operations for
        reportable segments                              $37.1   $ (1.0)
    Interest expense                                      14.5     13.3
    Other expense (income), net                           (1.5)    (4.6)
                                                        ------    -----
    Earnings (Loss) before provision for
        Income taxes                                    $ 24.1   $ (9.7)
                                                        ======   ======

7. Subsequent Event

         In order to meet the Company's capital requirements, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement effective July 30, 1999, which among other things (i) extended the termination of the Revolving Credit Facility from December 31, 2000 to December 31, 2001; (ii) included work-in-process inventory in the borrowing base calculation until September 30, 1999; and (iii) extended the duration of the borrowing base capacity for intellectual property through October 31, 1999.

8. Subsidiary Guarantor Information

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

         The following condensed consolidating financial data illustrates the composition of the Company ("Parent Company"), the Guarantor Subsidiaries and the Company's non-guarantor subsidiaries ("Other Subsidiaries"). Investments in subsidiaries are accounted for by the Company under the equity method of accounting for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The Company has not allocated goodwill to the Guarantor Subsidiaries or the other subsidiaries in association with the acquisition by and merger with Greenmarine Acquisition Corp. ("Greenmarine").

                           Outboard Marine Corporation

            Condensed Statements of Consolidating Financial Position
                                  June 30, 1999
                                   (Unaudited)

                                           Parent          Guarantor            Other                              Consolidated
(Dollars in Millions)                      Company        Subsidiaries       Subsidiaries       Eliminations          Total
                                           -------        ------------       ------------       ------------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents               $   12.2          $    0.3           $   18.2           $    0.0           $   30.7
  Receivables , net                           58.6              26.3               42.0                0.0              126.9
  Intercompany receivables (payables)        (22.4)             (1.2)              23.6                0.0                0.0
  Inventories, net                            97.7              40.3               35.9               (2.6)             171.3
  Other current assets                        15.1               2.1                6.5                0.0               23.7
                                             -----             -----              -----              -----              -----
      Total current assets                   161.2              67.8              126.2               (2.6)             352.6

Restricted cash                               30.0               0.0                0.0                0.0               30.0
Property, plant and equipment, net           147.5              32.9               18.4               (0.1)             198.7
Product tooling, net                          25.9               3.9                0.3                0.0               30.1
Goodwill and other intangibles, net          189.6               0.0                5.6                0.0              195.2
Other assets                                  95.6               2.3                4.8                0.0              102.7
Intercompany notes, net                     (105.1)              0.0              105.1                0.0                0.0
Investment in subsidiaries                   277.9               0.0                0.0             (277.9)               0.0
                                             -----             -----              -----              -----              -----
      Total Assets                        $  822.6          $  106.9           $  260.4           $ (280.6)          $  909.3


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Loan payable                            $   29.0          $    0.0           $    0.0           $    0.0           $   29.0
  Accounts payable                            63.0              14.1                6.2                0.0               83.3
  Accrued and other                          171.2              30.5               22.3               (1.2)             222.8
  Current maturities of long-term debt         6.9               0.3                0.0                0.0                7.2
                                             -----             -----              -----              -----              -----
      Total Current Liabilities              270.1              44.9               28.5               (1.2)             342.3
Intercompany accounts, net                     0.0               0.0                0.0                0.0                0.0
Long-term debt                               239.1               2.1                0.0                0.0              241.2
Other non-current liabilities                218.2               7.8                6.1                0.0              232.1
Shareholders' investment                      95.2              52.1              225.8             (279.4)              93.7
                                             -----             -----              -----              -----              -----
       Total liabilities and
           shareholders' investment       $  822.6          $  106.9           $  260.4           $ (280.6)          $  909.3
                                             =====             =====              =====              =====              =====

                           Outboard Marine Corporation

            Condensed Statements of Consolidating Financial Position
                                December 31, 1998
                                   (Unaudited)

                                           Parent          Guarantor            Other                              Consolidated
(Dollars in Millions)                      Company        Subsidiaries       Subsidiaries       Eliminations          Total
                                           -------        ------------       ------------       ------------       ------------
ASSETS
Current Assets:
  Cash and cash equivalents               $    2.2          $    0.1           $   11.3           $    0.0           $   13.6
  Receivables , net                           71.8              23.3               35.4                0.0              130.5
  Intercompany receivables (payables)        (93.5)             (9.7)             103.2                0.0                0.0
  Inventories, net                           103.4              47.8               47.8               (1.8)             197.2
  Other current assets                        14.0               3.2                6.6                0.0               23.8
                                             -----             -----              -----              -----              -----
      Total current assets                    97.9              64.7              204.3               (1.8)             365.1

Restricted cash                               29.3               0.0                0.0                0.0               29.3
Property, plant and equipment, net           156.9              23.9               16.5               (0.2)             197.1
Product tooling, net                          26.8               2.9                0.3                0.0               30.0
Goodwill and other intangibles, net          189.4               0.0                7.0                0.0              196.4
Other assets                                  91.3               2.3                4.7                0.0               98.3
Intercompany notes, net                      (97.4)              0.0               97.4                0.0                0.0
Investment in subsidiaries                   339.3               0.0                0.0             (339.3)               0.0
                                             -----             -----              -----              -----              -----
      Total Assets                        $  833.5          $   93.8           $  330.2           $ (341.3)          $  916.2


LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current liabilities:
  Loan payable                            $   32.4          $    0.0           $    0.0           $    0.0           $   32.4
  Accounts payable                            68.1              12.8                9.1                0.0               90.0
  Accrued and other                          143.0              30.0               19.8               (1.2)             191.6
  Current maturities of long-term debt        11.2               0.0                0.0                0.0               11.2
                                             -----             -----              -----              -----              -----
      Total Current Liabilities              254.7              42.8               28.9               (1.2)             325.2

Intercompany accounts, net                     0.0               0.0                0.0                0.0                0.0
Long-term debt                               247.0               0.0                0.0                0.0              247.0
Other non-current liabilities                273.8               7.9                5.1                0.0              286.8

Shareholders' investment                      58.0              43.1              296.2             (340.1)              57.2
                                             -----             -----              -----              -----              -----
          Total liabilities and
              shareholders' investment    $  833.5          $   93.8           $  330.2           $ (341.3)          $  916.2
                                             =====             =====              =====              =====              =====

                           OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                        Three Months Ended June 30, 1999
                                   (Unaudited)

                                           Parent          Guarantor            Other                              Consolidated
(Dollars in Millions)                      Company        Subsidiaries       Subsidiaries       Eliminations          Total
                                           -------        ------------       ------------       ------------       ------------
Net sales                                 $  186.3          $  119.9           $   72.1           $  (62.7)          $  315.6

Cost of goods sold                           143.6             104.1               60.3              (62.6)             245.4
                                             -----             -----              -----              -----              -----
Gross Earnings                                42.7              15.8               11.8               (0.1)              70.2

Selling, general and administrative
 expense                                      23.1              12.6                7.6                0.0               43.3

Restructuring Charge                         (14.0)              0.0                0.0                0.0              (14.0)
                                             -----             -----              -----              -----              -----
 Earnings (loss) from operations              33.6               3.2                4.2               (0.1)              40.9

Non-operating expense (income)                 8.9               0.0               (2.9)               0.0                6.0

Equity earnings (loss) - subsidiaries          9.2               0.0                0.0               (9.2)               0.0
                                             -----             -----              -----              -----              -----
 Earnings (loss) before provision for
 income taxes                                 33.9               3.2                7.1               (9.3)              34.9

Provision for income taxes                     0.0               0.0                1.1                0.0                1.1
                                             -----             -----              -----              -----              -----
       Net earnings (loss)                $   33.9          $    3.2           $    6.0           $   (9.3)          $   33.8
                                             =====             =====              =====              =====              =====

Other comprehensive income (expense)

  Foreign currency translation
  adjustment                                  (0.4)              0.0                1.1                0.0                0.7

  Minimum pension liability                   15.5               0.0                0.0                0.0               15.5

    Other comprehensive income (loss)         15.1               0.0                1.1                0.0               16.2
                                             -----             -----              -----              -----              -----
Comprehensive income (loss)                   49.0               3.2                7.1               (9.3)              50.0
                                             =====             =====              =====              =====              =====

                           OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                        Three Months Ended June 30, 1998
                                   (Unaudited)

                                           Parent          Guarantor            Other                              Consolidated
(Dollars in Millions)                      Company        Subsidiaries       Subsidiaries       Eliminations           Total
                                           -------        ------------       ------------       ------------       ------------
Net sales                                 $  181.2          $  100.5           $   76.6           $  (75.9)          $  282.4

Cost of goods sold                           138.7              92.3               61.7              (77.9)             214.8
                                             -----             -----              -----              -----              -----
Gross Earnings                                42.5               8.2               14.9                2.0               67.6

Selling, general and administrative
 expense                                      44.4              12.4                8.7                0.0               65.5
                                             -----             -----              -----              -----              -----
 Earnings (loss) from operations              (1.9)             (4.2)               6.2                2.0                2.1

Non-operating expense (income)                 3.1               0.4                1.0                0.0                4.5

Equity earnings (loss) - subsidiaries         (0.1)              0.0                0.0                0.1                0.0
                                             -----             -----              -----              -----              -----
 Earnings (loss) before provision for
 income taxes                                 (5.1)             (4.6)               5.2                2.1               (2.4)

Provision for income taxes                     0.7               0.0                0.7                0.0                1.4
                                             -----             -----              -----              -----              -----
       Net earnings (loss)                $   (5.8)         $   (4.6)          $    4.5           $    2.1           $   (3.8)
                                             =====             =====              =====              =====              =====
Other comprehensive income (expense)

  Foreign currency translation
  adjustment                                   2.3               0.0               (4.3)               0.0               (2.0)

  Minimum pension liability                    0.0               0.0                0.0                0.0                0.0

    Other comprehensive income (loss)          2.3               0.0               (4.3)               0.0               (2.0)
                                             -----             -----              -----              -----              -----
Comprehensive income (loss)                   (3.5)             (4.6)               0.2                2.1               (5.8)
                                             =====             =====              =====              =====              =====

                           OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                         Six Months Ended June 30, 1999
                                   (Unaudited)

                                           Parent           Guarantor           Other                              Consolidated
(Dollars in Millions)                      Company        Subsidiaries       Subsidiaries       Eliminations           Total
                                           -------        ------------       ------------       ------------       ------------
Net sales                                 $  328.0          $  236.1           $  140.7           $ (134.0)          $  570.8

Cost of goods sold                           257.5             205.3              117.8             (133.3)             447.3
                                             -----             -----              -----              -----              -----
Gross Earnings                                70.5              30.8               22.9               (0.7)             123.5

Selling, general and administrative
 expense                                      59.4              25.7               15.3                0.0              100.4

Restructuring Charge                         (14.0)              0.0                0.0                0.0              (14.0)
                                             -----             -----              -----              -----              -----
 Earnings (loss) from operations              25.1               5.1                7.6               (0.7)              37.1

Non-operating expense (income)                18.7               0.2               (5.9)               0.0               13.0

Equity earnings (loss) - subsidiaries         16.2               0.0                0.0              (16.2)               0.0
                                             -----             -----              -----              -----              -----
 Earnings (loss) before provision for
 income taxes                                 22.6               4.9               13.5              (16.9)              24.1

Provision for income taxes                     0.0               0.0                2.2                0.0                2.2
                                             -----             -----              -----              -----              -----
       Net earnings (loss)                $   22.6          $    4.9           $   11.3           $  (16.9)          $   21.9
                                             =====             =====              =====              =====              =====
Other comprehensive income (expense)

  Foreign currency translation
  adjustment                                  (0.6)              0.0               (0.3)               0.0               (0.9)

  Minimum pension liability                   15.5               0.0                0.0                0.0               15.5
    Other comprehensive income (loss)         14.9               0.0               (0.3)               0.0               14.6
                                             -----             -----              -----              -----              -----
Comprehensive income (loss)                   37.5               4.9               11.0              (16.9)              36.5
                                             =====             =====              =====              =====              =====

                           OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                         Six Months Ended June 30, 1998
                                   (Unaudited)

                                           Parent           Guarantor           Other                              Consolidated
(Dollars in Millions)                      Company        Subsidiaries       Subsidiaries       Eliminations           Total
                                           -------        ------------       ------------       ------------       ------------
Net sales                                 $  347.2          $  215.0           $  146.3           $ (163.9)          $  544.6

Cost of goods sold                           268.7             196.2              119.3             (166.5)             417.7
                                             -----             -----              -----              -----              -----
Gross Earnings                                78.5              18.8               27.0                2.6              126.9

Selling, general and administrative
 expense                                      86.9              24.5               16.5                0.0              127.9
                                             -----             -----              -----              -----              -----
 Earnings (loss) from operations              (8.4)             (5.7)              10.5                2.6               (1.0)

Non-operating expense (income)                 7.9               0.6                0.2                0.0                8.7

Equity earnings (loss) - subsidiaries          2.5               0.0                0.0               (2.5)               0.0
                                             -----             -----              -----              -----              -----
 Earnings (loss) before provision for
 income taxes                                (13.8)             (6.3)              10.3                0.1               (9.7)

Provision for income taxes                     0.9               0.0                1.5                0.0                2.4
                                             -----             -----              -----              -----              -----
       Net earnings (loss)                $  (14.7)         $   (6.3)          $    8.8           $    0.1           $  (12.1)
                                             =====             =====              =====              =====              =====

Other comprehensive income (expense)

  Foreign currency translation
  adjustment                                  (0.2)              0.0               (2.6)               0.0               (2.8)

  Minimum pension liability                    0.0               0.0                0.0                0.0                0.0
    Other comprehensive income (loss)         (0.2)              0.0               (2.6)               0.0               (2.8)
                                             -----             -----              -----              -----              -----
Comprehensive income (loss)                  (14.9)             (6.3)               6.2                0.1              (14.9)
                                             =====             =====              =====              =====              =====

                           OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                               Parent     Guarantor        Other                        Consolidated
(Dollars in millions)                                          Company   Subsidiaries   Subsidiaries   Eliminations        Total
                                                               -------   ------------   ------------   -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings (loss)                                            $  22.6     $   4.9        $  11.3         $ (16.9)        $   21.9
Adjustments to reconcile net earnings (loss) to net cash
  provided by operations:
    Depreciation and amortization                                 15.9         7.5            1.2               -             24.6
    Curtailment (gain)                                            (7.1)          -              -               -             (7.1)
    Restructuring Charge                                         (14.0)          -              -               -            (14.0)
    Changes in current accounts excluding the effects of
      acquisitions and noncash transactions:
      Decrease (increase) in receivables                          12.9        (2.9)         (10.3)              -             (0.3)
      Decrease (increase) in intercompany receivables
        and payables, and intercompany note receivables
        and note payables                                         11.7        (4.4)          (7.3)              -             (0.0)
      Decrease (increase) in inventories                           4.9         7.5            9.0             0.8             22.2
      Decrease (increase) in other current assets                 (2.2)        1.1            0.1             1.1              0.1
      Increase (decrease) in accounts payable
        and accrued liabilities                                    3.4         1.5            0.5            (0.1)             5.3
      Other, net                                                   1.7        (4.1)           3.1            (1.0)            (0.3)
                                                                ------      ------         ------          ------           ------
            Net cash provided by (used for) operating
               activities                                         49.8        11.1            7.6           (16.1)            52.4

CASH FLOWS FROM INVESTING ACTIVITIES:

Expenditures for plant and equipment, and tooling                 (2.3)      (18.3)          (1.5)              -            (22.1)
Proceeds from sale of plant and equipment                          0.7         0.4            0.2               -              1.3
Equity earnings (loss)                                           (16.2)          -              -            16.2                -
Change in subsidiary investment                                   (4.6)          -              -             4.6                -
Other, net                                                         0.6         0.4           (1.0)              -                -
                                                                ------      ------         ------          ------           ------
            Net cash provided by (used for) investing
               activities                                        (21.8)      (17.5)          (2.3)           20.8            (20.8)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in short-term debt                                   (3.4)          -              -               -             (3.4)
Net change in long-term debt, including current maturities       (13.3)        2.4              -               -            (10.9)
Change in subsidiary capital                                       0.1         4.2            0.3            (4.6)               -
Restricted cash                                                   (0.7)          -              -               -             (0.7)
Other, net                                                        (0.1)          -              -            (0.1)            (0.2)
                                                                ------      ------         ------          ------           ------
            Net cash provided by (used for) financing
               activities                                        (17.4)        6.6            0.3            (4.7)           (15.2)

Exchange Rate Effect on Cash                                      (0.6)          -            1.3               -              0.7
                                                                ------      ------         ------          ------           ------
Net increase in Cash and Cash Equivalents                         10.0         0.2            6.9               -             17.1
Cash and Cash Equivalents at Beginning of Period                   2.2         0.1           11.3               -             13.6
                                                                ------      ------         ------          ------           ------

Cash and Cash Equivalents at End of Period                     $  12.2     $   0.3        $  18.2         $     -         $   30.7
                                                                ======      ======         ======          ======           ======

                           OUTBOARD MARINE CORPORATION
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1998
                                   (Unaudited)

                                                               Parent     Guarantor        Other                        Consolidated
(Dollars in millions)                                          Company   Subsidiaries   Subsidiaries   Eliminations        Total
                                                               -------   ------------   ------------   -------------    ------------
 CASH FLOWS FROM OPERATING ACTIVITIES:

 Net earnings (loss)                                           $ (14.8)    $  (6.3)       $   8.8         $   0.2         $  (12.1)
 Adjustments to reconcile net earnings (loss) to net cash
   provided by operations:
     Depreciation and amortization                                22.2         2.2            1.2               -             25.6
     Curtailment (gain)                                              -           -              -               -                -
     Changes in current accounts excluding the effects of
       acquisitions and noncash transactions:
       Decrease (increase) in receivables                         (8.8)       (6.2)          (8.3)            1.1            (22.2)
       Decrease (increase) in intercompany receivables
         and payables, and intercompany note receivables
         and note payables                                         2.5        (9.9)           7.4               -                -
       Decrease (increase) in inventories                         (2.3)       25.8            1.3            (2.7)            22.1
       Decrease (increase) in other current assets                14.2         0.4           (0.2)              -             14.4
       Increase (decrease) in accounts payable
         and accrued liabilities                                  23.3        (0.4)           1.2            (1.1)            23.0
       Other, net                                                 (1.0)       (0.1)          (0.2)              -             (1.3)
                                                                ------      ------         ------          ------           ------
             Net cash provided by (used for) operating
             activities                                           35.3         5.5           11.2            (2.5)            49.5

 CASH FLOWS FROM INVESTING ACTIVITIES:

 Expenditures for plant and equipment, and tooling               (14.2)       (1.9)          (1.3)              -            (17.4)
 Proceeds from sale of plant and equipment                         5.3           -            1.2               -              6.5
 Equity earnings (loss)                                           (2.5)          -              -             2.5                -
 Change in subsidiary investment                                     -           -              -               -                -
 Other, net                                                       (0.2)       (0.1)           0.2               -             (0.1)
                                                                ------      ------         ------          ------           ------
             Net cash provided by (used for) investing
             activities                                          (11.6)       (2.0)           0.1             2.5            (11.0)

 CASH FLOWS FROM FINANCING ACTIVITIES:

 Net increase in short-term debt                                (145.7)          -              -               -           (145.7)
 Net change in long-term debt, including current maturities      147.7           -              -               -            147.7
 Change in subsidiary capital                                        -           -              -               -                -
 Restricted cash                                                 (28.6)          -              -               -            (28.6)
 Other, net                                                       (0.1)          -            0.2               -              0.1
                                                                ------      ------         ------          ------           ------
             Net cash provided by (used for) financing
             activities                                          (26.7)          -            0.2               -            (26.5)

 Exchange Rate Effect on Cash                                      0.1           -           (0.6)              -             (0.5)
                                                                ------      ------         ------          ------           ------
 Net increase in Cash and Cash Equivalents                        (2.9)        3.5           10.9               -             11.5
 Cash and Cash Equivalents at Beginning of Period                 12.1         0.6           11.4               -             24.1
                                                                ------      ------         ------          ------           ------
 Cash and Cash Equivalents at End of Period                    $   9.2     $   4.1        $  22.3         $     -         $   35.6
                                                                ======      ======         ======          ======           ======

                           OUTBOARD MARINE CORPORATION
                                    FORM 10-Q

                                 PART 1, ITEM 2
           FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  June 30, 1999

         The following discussion should be read in conjunction with the more detailed information and Condensed Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein.

General

         Management Announcement. On June 2, 1999, David Jones, President and Chief Executive Officer was named Chairman of the Company's Board of Directors.

          Market Share. As of June 30, 1999, the Company's twelve month rolling domestic outboard engine retail market share has remained at 33% where it was as of March 31, 1999, and its domestic boat market share has also remained at the March 31, 1999 level of 10% as of June 30, 1999.

Results of Operations

       Periods Ended June 30, 1999 Compared to Periods Ended June 30, 1998

         Net Sales. Net sales increased to $315.6 million in the three months ended June 30, 1999 from $282.4 million in the three months ended June 30 1998, an increase of 11.8%. Net sales increased to $570.8 million in the six months ended June 30, 1999 from $544.6 million in the six months ended June 30, 1998, an increase of 4.8%. Total engine sales increased 6.3% in the quarter and were even in the year-to-date period versus the comparable periods in 1998. The increase was due to higher sales of engine parts and accessories which was partially offset by the reduction in sales to certain domestic dealers and lower international sales due to continued economic hardship in Latin America, Russia, and Central Europe. Boat segment sales increased 21.6% and 12.9% in the quarter and year-to-date periods versus the comparable periods in the prior year due to increases in demand for recreational and fishing boats as well as favorable mix improvements due to new boat model introductions.

         Cost of Goods Sold. Cost of goods sold increased to $245.4 million in the three months ended June 30, 1999 from $214.8 million in the three months ended June 30, 1998, an increase of $30.6 million or 14.2%. Gross earnings in the three months ended June 30, 1999 was 22.2% of net sales as compared with 23.9% of net sales for the comparable period in 1998. Cost of goods sold increased to $447.3 million in the six months ended June 30, 1999 from $417.7 million in the comparable period in 1998, an increase of $29.6 million or 7.1%. Gross earnings in the six months ended June 30, 1999 was 21.6% of net sales as compared with 23.3% of net sales for the comparable period in 1998. The reduction in gross earnings percent for the quarter and year-to-date periods was due to price allowances offered to dealers due to competitive pricing pressures.

         Selling, General and Administrative ("SG&A") Expense. SG&A expense decreased to $43.3 million in the three months ended June 30, 1999 from $65.5 million in the three months ended June 30, 1998, a decrease of $22.2 million or 33.9%. SG&A expense as a percentage of net sales decreased to 13.7% in the three months ended June 30, 1999 from 23.2% in the three months ended June 30, 1998. SG&A expense decreased to $100.4 million in the six months ended June 30, 1999 from $127.9 million in the six months ended June 30, 1998, a decrease of $27.5 million or 21.5%. SG&A expense as a percentage of net sales decreased to 17.6% in the six months ended June 30, 1999 from 23.5% in the six months ended June 30, 1998. SG&A expense decreased in the three months ended June 30, 1999 due primarily to $6.0 million in environmental and other contingency costs recorded in the three months ended June 30, 1998, and due to management's emphasis on lowering discretionary spending across the Company. Finally, the Company recorded a curtailment gain of $7.1 million to reflect changes made to the pension and postretirement medical plans as discussed in Note 5. For the six-month period ended June 30, 1999, SG&A expense decreased due primarily to the reasons discussed above and due to $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine, and $2.0 million of costs associated with implementing the Company's boat group reorganization plan which were recorded in the prior year.

         Restructuring Charge. The Company recorded a $14.0 million reversal of a previously recorded restructuring charge. See Note 4.

         Earnings (Loss) from Operations. Earnings from operations were $40.9 million in the three months ended June 30, 1999 compared with $2.1 million in the three months ended June 30, 1998, an improvement of $38.8 million. Earnings from operations increased to $37.1 million for the six months ended June 30, 1999 from a loss of $1.0 million for the six months ended June 30, 1998, an improvement of $38.1 million. The improvements were attributable to the curtailment gain recorded for the changes in the pension and postretirement medical plans (see Notes 4 and 5), increased sales volume, and the prior year periods inclusion of the expenses discussed above in the SG&A section.

         Non-Operating Expense (Income). Interest expense decreased to $7.2 million in the three months ended June 30, 1999 from $7.5 million in the three months ended June 30, 1998, a decrease of $0.3 million. Interest expense increased to $14.5 million in the six months ended June 30, 1999 from $13.3 million in the six months ended June 30, 1998, an increase of $1.2 million. The decrease in interest expense in the three month period ended June 30, 1999 resulted from reduced debt levels versus the comparable prior year period. The increase in interest expense for the six month period ended June 30, 1999 resulted from higher debt levels in the first three months of the year versus the comparable period in the prior year. This was slightly offset by lower comparable debt levels in the three months ended June 30, 1999. Other non-operating income was $1.2 million in the three months ended June 30, 1999 compared to $3.0 million in the comparable period in the prior year. Other non-operating income was $1.5 million in the six months ended June 30, 1999 compared to $4.6 million in the six months ended June 30, 1998. The decrease in non-operating income in the three month period ending June 30, 1999 and the six month period ending June 30, 1999 was a result of the Company selling its interest in the joint venture Volvo Penta Marine Products L.P. to Volvo Penta of the Americas, Inc. ("Volvo") on December 8, 1998.

         Provision for Income Taxes. The provision for income taxes was $1.1 million in the three months ended June 30, 1999 and $1.4 million in the three months ended June 30, 1998. The provision for income taxes was $2.2 million in the six months ended June 30, 1999 and $2.4 million in the six months ended June 30, 1998. The provision for income taxes for the three and six months ended June 30, 1999 and 1998 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not considered realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Financial Condition; Liquidity and Capital Resources

         The Company's business is seasonal in nature with inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at June 30, 1999 decreased

$12.5 million from December 31, 1998. Receivables at June 30, 1999 decreased $3.6 million due primarily to collections of receivables owed to the Company in December 1998 from Volvo as a result of the Company selling its interest in the joint venture Volvo Penta Marine Products L.P. to Volvo on December 8, 1998. This was partially offset by the seasonal increase in receivables due to higher sales volume during the summer season. Inventories at June 30, 1999 decreased $25.9 million from December 31, 1998 as inventory levels, which increased at December 1998 for seasonal inventory buildup, were sold to dealers in the subsequent six month period ended June 30, 1999. In addition, continued focus on effective inventory management also reduced inventory levels. Accounts payable decreased $6.7 million from December 31, 1998 due to the seasonal nature of the Company's business. The Company also had $30.0 million in "Restricted Cash" at June 30, 1999, which cash is held in interest reserve accounts for the benefit of the Company's senior lenders (as discussed below). Cash provided by operations was $52.4 million for the six months ended June 30, 1999 compared with $49.5 million for the six months ended June 30, 1998.

         Expenditures for plant and equipment and tooling were $22.1 million for the six months ended June 30, 1999 compared to $17.4 million for the six months ended June 30, 1998. The higher level of expenditures is primarily related to continued expenditures for product quality improvements, upgrades to the Company's hardware and software, and other general capital improvements.

         Loans payable was $29.0 million at June 30, 1999 comprising borrowings under the Company's Revolving Credit Facility. These borrowings were used to fund operations, pay $10.0 million of the Company's Medium-Term Notes Series A, which came due in March 1999, as well as funding capital expenditures. Current maturities of long-term debt decreased $4.0 million from December 31, 1998 due to the payment of the Company's Medium-Term Notes Series A offset partially by the reclassification of certain long-term debt to current maturities for debt that is payable within the next twelve months.

         The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2000. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. In order to meet the Company's capital requirements, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement effective July 30, 1999, which among other things (i) extended the termination of the Revolving Credit Facility from December 31, 2000 to December 31, 2001;
(ii) included work-in-process inventory in the borrowing base calculation until September 30, 1999; and (iii) extended the duration of the borrowing base capacity for intellectual property through October 31, 1999. On June 30, 1999, the Company had outstanding borrowings under the Credit Agreement of $29.0 million, and had $47.3 million of letter of credit obligations outstanding under the Credit Agreement. At June 30, 1999, the Company was in compliance with the covenants under the Revolving Credit Facility.

         On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes due 2008 ("Senior Notes"), with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance of the Senior Notes totaled $155.2 million, of which $150.0 million was used to repay the debt assumed by the Company as a result of the acquisition of the company by Greenmarine. The Senior Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 in cash at prescribed redemption prices set forth in the indenture governing the Senior Notes. In addition, at any time prior to June 1, 2001, the Company may on any one or more occasions redeem up to an aggregate of 35% of the original principal amount of the Senior Notes at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of one or more equity public offerings, provided that at least 65% of the aggregate principal amount of Senior Notes originally issued remains outstanding immediately after the occurrence of any such redemption. The Senior Notes are guaranteed on a joint and several basis by each of the Company's principal domestic operating subsidiaries. The Indenture governing the Senior Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments; (ii) incur additional indebtedness or issue certain preferred equity interests; (iii) merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

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

         At June 30, 1999, $65.2 million principal amount of the Company's 9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. On or prior to April 15 in each of the years 1999 to 2016 inclusive, the Company is required to make a mandatory sinking fund payment in cash in an amount sufficient to redeem 9 1/8% Debentures in the aggregate principal amount of $5,000,000 plus accrued interest thereon. However, 9 1/8% Debentures reacquired or redeemed by the Company may be used at the principal amount thereof to reduce the amount of any one or more mandatory Sinking Fund payments. As of June 30, 1999, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004. The Company at its option may make an optional sinking fund payment in cash in each year from 1999 to 2016 inclusive in an amount sufficient to redeem up to an additional $10,000,000 principal amount of 9 1/8% Debentures.

         At June 30, 1999, an aggregate of approximately $10.8 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding. Interest rates on the Medium-Term Notes range from 8.550 % to 8.625%. The maturity dates of the Medium-Term Notes include March 15, 2000 and March 15, 2001. Interest on each of the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

         At June 30, 1999, $7.1 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company was required to offer to purchase for cash any and all of the then outstanding Convertible Debentures at a purchase price equal to 100% of the outstanding principal amount of each Convertible Debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase and, as a result thereof, purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the Merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the Merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at what was $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the Merger ($18.00 per share). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

         The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $11.8 million. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007. Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%.

         In the remaining periods in fiscal year 1999, the Company will be required to pay approximately $1.2 million in cash to satisfy obligations that will become due at various times under certain of its Industrial Revenue Bonds.

         As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under certain arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $32.5 million per model year for a period not to exceed either 18 or 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. For the six month period ended June 30, 1999 and for the fiscal year 1998, the Company repurchased approximately $2.5 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

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

Restructuring Charge

         On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities by the end of the year 2000. A restructuring charge of $98.5 million was recognized in the fiscal quarter ended September 30, 1998 and includes charges for the costs associated with closing these two facilities, and the related employee termination benefits for approximately 950 employees. The Company plans to outsource substantially all of the manufacturing of parts currently produced by these two facilities to third party vendors with the balance being relocated to other facilities of the Company. As of June 30, 1999, the Company has identified suppliers and begun the transfer of manufacturing responsibilities for the outsourcing of crankshafts, propellers, drive shafts, propeller shafts, and numerous investment cast and service parts to third-party suppliers and continues to obtain and review proposals from vendors in anticipation of outsourcing the remainder of production. The Company anticipates substantial completion of such plan by the end of year 2000. As of June 30, 1999, the Company has incurred $0.1 million in costs against the restructuring accrual established in the prior fiscal year.

         In April and May 1999, the Company completed its negotiations of the closing agreements with the unions representing the Waukegan and Milwaukee employees, respectively. These negotiations resulted in modifications to the post-retirement medical and pension plans for union employees. The changes required an adjustment in the previous estimate of the curtailment loss for the pension and postretirement medical benefits. Specifically, the curtailment loss relating to the postretirement benefit obligation was decreased by $19 million and the curtailment loss related to the pension benefit obligation was increased by $5 million, resulting in a net reduction of the previously reported curtailment loss of $14 million. This adjustment has been reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income as a $14 million reduction in the previously recorded Restructuring Charge. The adjusted curtailment loss of $58.1 million represents the estimate of the increase in pension benefit obligations due to the closure of the Milwaukee and Waukegan facilities. The cash payment for the pension benefits will be made from the Company's pension fund while the payment for the postretirement medical benefits will be made from the general assets of the Company.

FICHT Technology

         As a result of correcting certain performance issues with its new FICHT fuel injection engine technology, the Company increased its warranty reserve by $7.0 million in fiscal year 1998 and recorded costs for upgrade kits of $4.3 million and $1.2 million for the quarters ended December 31, 1998 and March 31, 1999, respectively. The Company believes these upgrade kits will significantly improve the overall performance of 1998 and 1999 model year FICHT fuel injected engines. To demonstrate the Company's confidence in the FICHT fuel injected engines as improved by the upgrade kits, the Company has provided a limited warranty extension on certain components from two to three years on all 1999 model FICHT fuel injected engines purchased between January 1, 1999 and March 31, 1999 and also on those purchased by June 30, 1999 and registered by July 15, 1999.

         On May 13, 1999, the Company announced an all-new line of Evinrude two-stroke direct injection outboards with FICHT Ram Injection technology for model year 2000. These engines reflect certain further design refinements and improved methods of production.

         In March 1998, the Company received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringed two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. In May, 1999, the Company entered into a non-assert agreement with Orbital relative to engines sold by OMC and its licensees which use Ficht fuel injection. Under the terms of the agreement, the Company will make certain payments to Orbital for the use of the patents and all foreign counterparts, as well as certain other patents, identified in the correspondence. Under the terms of the agreement, the Company is not precluded from developing Ficht fuel injection for any application.

Reduction in Force

In May 1999, the Company announced a headcount reduction of approximately 200 employees at both its Corporate and North American Engine Operations in Waukegan, Illinois. Approximately one third of these reductions will be accomplished through attrition and retirements. The Company has recorded an expense approximating $1.3 million for severance and related benefits for the affected employees. This expense is reflected in the Condensed Statements of Consolidated Operations and Comprehensive Income as part of Selling, General, and Administrative expense.

Year 2000 Matters

         During 1997 and 1998, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The steps to be taken included reviews of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on this review, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the process of implementing and testing remedies of issues identified during the assessment phase. To date, all applications on the Company's mainframe and mid-range computer platforms have been reprogrammed and testing was completed in the second quarter of calendar 1999. Issues raised relative to personal computers and local and wide area networks are in the process of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment that would be affected by the Year 2000 and corrective actions are being taken for those identified. Most of the Company's telecommunications equipment is currently Year 2000 compliant and in cases where it is not, the equipment has either been replaced or appropriation requests for the replacement have been prepared and are being processed. The Company has completed 90% of implementation and testing of internal remedies as of June 30, 1999.

         As part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them as either critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) or non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involved sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only followed up with additional questionnaires and telephone calls but also scheduled on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 2000, the Company will review alternate suppliers who are in a position to assure the Company that they are or will be Year 2000 ready. The timing of the Company's decision to change vendors will depend on what type of goods or service the non-responsive or non-compliant vendor provides and the lead time required for an alternate vendor to begin supplying. The Company has reviewed those critical vendors that have not responded adequately and has been reviewing the timing of replacing, if necessary, any such non-compliant vendor. In connection with the Company's initiative to outsource non-core capabilities, a potential vendor's Year 2000 readiness is one criteria the Company will consider in selecting the vendor for such outsourcing activity.

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

         To date, the Company has spent a total of approximately $10.4 million ($4.2 million capitalized) on personal computer and network, mainframe and telecommunication solutions for issues related with the Year 2000 and estimates that it will spend up to a total of $12.6 million ($5 million capital), approximately half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide,and the systems associated therewith, are able to operate into the Year 2000. The Company has expensed these items, except for hardware costs incurred in the normal course of business and certain software costs, which have been capitalized, in the Company's Condensed Statements of Consolidated Operations and Comprehensive Income for the applicable period.

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

Recently Issued Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years and quarters beginning in fiscal 2001. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in interest and foreign exchange rates and commodity prices. From time to time, the Company enters into financial arrangements in the ordinary course of business to hedge these exposures. The Company uses forward and option contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. The contract maturities are matched with the settlement dates of the related transactions. As of June 30, 1999, there were net unrealized gains on forward contracts of $0.6 million, calculated as the difference between the contract rate and the rate available to terminate the contracts. As these contracts are used for hedging purposes, management believes that these potential gains/losses would be largely offset by gains/losses on the underlying firm commitments or anticipated transactions. The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize various commodity-based components, primarily for aluminum. The Company manages its exposure to changes in prices through the terms of its supply and procurement contracts and the use of exchange-traded and over-the-counter commodity contracts. As of June 30, 1999, there was no material unrealized loss on aluminum futures.

Forward-Looking Statements

         This report on Form 10-Q contains forward-looking statements, which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that all such forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in such act. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. Forward-looking statements include the intent, belief or current expectations of the Company and members of its senior management team. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected and which include, but are not limited to, the impact of competitive products and pricing, successful implementation of turnaround strategies and strategic initiatives, product demand and market acceptance, new product development, Year 2000 issues, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in this report on

Form 10-Q and documents filed by the Company with the Securities and Exchange Commission.

                            Part II-OTHER INFORMATION

Item 1. Legal Proceedings

         The information required under Item 1 Part II is included in Note 3 to the financial statements set forth in Part 1 hereof and is specifically incorporated herein by reference thereto.

Item 6.  Exhibits and Reports on Form 8-K

        a.  Exhibits reference is made to the Exhibit Index on Page 32

        b. Reports on Form 8-K. On April 16, 1999, the Company filed a report on Form 8-K announcing a change in its certifying accountant to KPMG Peat Marwick LLP from Arthur Andersen LLP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OUTBOARD MARINE CORPORATION

       Signature                         Title                      Date
       ---------                         -----                      ----

By /s/ ANDREW P. HINES         Executive Vice President &       August 5, 1999
       ANDREW P. HINES         Chief Financial Officer

Exhibit Number                              Description
--------------                              -----------

    3.1(a)        Restated Certificate of Incorporation of the Company (filed as
                  Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the year ended September 30, 1997 (the 1997 10-K"))*

    3.2(a) Amended and Restated bylaws of the Company (filed as Exhibit 3(B) to the 1997 10-K)*

    (a)(1)        Amended and Restated bylaws of the Company (adopted July 23,
                  1998)(filed as Exhibit 3.2(a)(1) to the Company's Registration Statement on Form S-4 (Registration No. 333-57949)(the "Form S-4"))*

    4.1 Indenture for the 10 3/4 % Senior Notes due 2008, Series A (the "Old Notes") and 10 3/4% Senior Notes due 2008, Series B (the "Exchange Notes"), dated as of May a27, 1998 among the Company, the Subsidiary Guarantors and State Street Bank and Trust Company, as trustee (filed as Exhibit 4.1 to the Form S-4)*

    4.2           Form of Exchange Note (filed as Exhibit 4.2 to the Form S-4)*

    4.3 Form of Subsidiary guarantee of the Old Notes and the Exchange Notes (included in Exhibit 4.1)(filed as Exhibit 4.1 to the Form S-4)*

    4.4 Registration Rights Agreement dated as of May 27, 1998 among the Company, the Subsidiary Guarantors and Donaldson, Lufkin & Jenrette Securities Corporation and Bear, Stearns & Co., Inc. (filed as Exhibit 4.5 to the Form S-4)*

    4.5 Depository Agreement dated as of May 27, 1998 among the Company, State Street Bank and Trust Company, as trustee, NationsBank, N.A., as administrator agent, and State Street Bank and Trust Company, as depositary agent (filed as Exhibit
                  4.6 to the Form S-4)*

    4.6 With respect to rights of holders of the Company's 9 1/8% Sinking Fund Debentures due 2017, reference is made to Exhibit 4(A) to the Company's Registration Statement Number 33-12759 filed on March 20, 1987*

    4.7 With respect to rights of holders of the Company's 7% Convertible Subordinated Debentures due 2002, reference is made to the Company's Registration Statement Number 33-47354 filed on April 28, 1992*

    4.8 With respect to the Supplemental Indenture dated September 30, 1997 related to the Company's 7% Convertible Subordinated Debentures due 2002, reference is made to Exhibit 4(c) to the 1997 10-K*

    10.1 With respect to Severance Agreement between the Company and certain elected and appointed officers and certain other executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's Schedule 14D-9 filed with the Securities and Exchange Commission on July 15, 1997*

    10.2 With respect to the Employment Agreement of Mr. Hines dated October 6, 1997, reference is made to Exhibit 10(J) to the 1997 10-K*

    10.3 With respect to the Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated January 6, 1998, reference is made to Exhibit 10(E) to the

                  Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997*

    10.4 First Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated May 21, 1998 (filed as Exhibit 10.5 to the Form S-4)*

    10.5 With respect to the Employment Agreement of Mr. Jones dated March 10, 1998, reference is made to Exhibit 10(F) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998*

    10.6 With respect to the Personal Rewards and Opportunity Program, reference is made to Exhibit 10(G) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998*

    10.7 Employment Agreement of Robert Gowens dated October 1, 1998 (filed as Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1998 (the "1998 10-K"))*

    10.8 Second Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of August 31, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*

    10.9 Third Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of December 21, 1998 (filed as Exhibit
                  10.10 to the 1998 10-K)*

    10.10 Fourth Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of February 1, 1999 (filed as Exhibit 10.11 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.11 Fifth Amendment to Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated effective as of February 25, 1999 (filed as Exhibit
                  10.12 to the Transition Report on Form 10-K for the transition period December 31, 1998)*

    10.12         Promissory Note dated December 4, 1998 with Robert Gowens, Jr.
                  and Donna Gowens, as Maker, and the Company, as Payee (filed as Exhibit 10.16 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.13         Second Mortgage dated December 4, 1998 with Robert Gowens, Jr.
                  and Donna Gowens, as Mortgagor, and the Company, as Mortgagee (filed as Exhibit 10.17 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.14 Nonqualified Stock Option Agreement dated October 1, 1998 between the Company and Robert B. Gowens (filed as Exhibit
                  10.18 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.15 Secured Promissory Note dated October 6, 1997 with Andrew Hines, as Maker, and the Company, as Maker (filed as Exhibit
                  10.19 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.16 Sixth Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A., dated effective as of July 30, 1999, attached hereto and incorporated herein as
                  Exhibit 10.19.

    10.17 Pledge and Security Agreement dated October 6, 1997 between the Company and Andrew Hines (filed as Exhibit 10.20 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.18 Nonqualified Stock Option Grant Agreement dated October 6, 1997 between the Company and Andrew Hines (filed as Exhibit
                  10.21 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.19 Incentive Stock Option Grant Agreement dated December 30, 1997 between the Company and David Jones (filed as Exhibit 10.22 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.20 Nonqualified Stock Option Grant Agreement dated March 10, 1998 between the Company and David Jones (filed as Exhibit 10.23 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    10.21 Nonqualified Stock Option Grant Agreement dated march 10, 1998 between the Company and David Jones (filed as Exhibit 10.24 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

    11.           Computation of per share earnings (loss)

    21.           Subsidiaries of Registrant (filed as Exhibit 21 to the 1997
                  10-K)*

    27.           Financial Data Schedule

--------------------------------------------------------------------------------
*Incorporated herein by reference.