Form 10-Q
period 1999-09-30
OUTBOARD MARINE CORP
filed 1999-11-15
CIK 75149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   Form 10-Q

                               ----------------

(Mark
One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999.

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 1-2883

                          OUTBOARD MARINE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-1589715
    (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)               Identification No.)

          100 Sea Horse Drive
           Waukegan, Illinois                            60085
    (Address of principal executive                    (Zip Code)
                offices)

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

                                YES [X]  NO [_]

   Number of shares of Common Stock of $0.01 par value outstanding at September 30, 1999 was 20,420,000 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q

                                 PART 1, ITEM 1
                             FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS
                               September 30, 1999

   Financial statements required by this form:

                                                                        Page(s)
                                                                        -------
Condensed Statements of Consolidated Operations and Comprehensive
 Income................................................................     3

Condensed Statements of Consolidated Financial Position................     4

Condensed Statements of Consolidated Cash Flows........................     5

Notes to Condensed Consolidated Financial Statements...................  6-18

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

                                  (Unaudited)

                                               Three Months     Nine Months
                                                  Ended            Ended
                                               September 30     September 30
                                              ---------------  ---------------
                                               1999    1998     1999    1998
                                              ------  -------  ------  -------
                                                 (Dollars and Shares in
                                                Millions Except per Share
                                                          Data)
Net sales.................................... $279.4  $ 271.6  $850.2  $ 816.2
Cost of goods sold...........................  216.7    204.2   664.0    621.9
                                              ------  -------  ------  -------
  Gross earnings.............................   62.7     67.4   186.2    194.3
Selling, general and administrative expense..   45.4     89.5   145.8    217.4
Restructuring charge (income)................   (0.1)    98.5   (14.1)    98.5
                                              ------  -------  ------  -------
  Earnings (loss) from operations............   17.4   (120.6)   54.5   (121.6)
Non-operating expense (income):
  Interest expense...........................    6.8      6.1    21.3     19.4
  Other, net.................................   (0.8)    (5.7)   (2.4)   (10.3)
                                              ------  -------  ------  -------
                                                 6.0      0.4    18.9      9.1
                                              ------  -------  ------  -------
Earnings (loss) before provision for income
 taxes.......................................   11.4   (121.0)   35.6   (130.7)
Provision for income taxes...................    0.4      0.2     2.7      2.7
                                              ------  -------  ------  -------
    Net earnings (loss)...................... $ 11.0  $(121.2) $ 32.9  $(133.4)
                                              ======  =======  ======  =======
Other comprehensive income(loss)
  Foreign currency translation adjustments...   (0.5)    (1.5)   (1.4)    (4.2)
  Minimum pension liability adjustment.......    0.0    (24.7)   15.5    (24.7)
                                              ------  -------  ------  -------
Other comprehensive income (loss)............   (0.5)   (26.2)   14.1    (28.9)
                                              ------  -------  ------  -------
    Comprehensive income (loss).............. $ 10.5  $(147.4) $ 47.0  $(162.3)
                                              ======  =======  ======  =======
Net earnings (loss) per share of common
 stock:
  Basic...................................... $ 0.54  $ (5.94) $ 1.61  $ (6.54)
  Diluted.................................... $ 0.53  $ (5.94) $ 1.60  $ (6.54)
Average shares of common stock outstanding:
  Basic......................................   20.4     20.4    20.4     20.4
  Diluted....................................   20.6     20.4    20.6     20.4


        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      (Unaudited)
                                                       (Dollars in Millions)
ASSETS
Current Assets:
  Cash and cash equivalents.........................    $  22.8      $  13.6
  Receivables, net..................................      108.7        130.5
  Inventories, net:
    Finished products...............................       61.8         83.5
    Raw material, work in process and service parts.      123.3        113.7
                                                        -------      -------
      Total inventories, net........................      185.1        197.2
Other current assets................................       25.4         23.8
                                                        -------      -------
      Total current assets..........................      342.0        365.1
Restricted cash.....................................       30.1         29.3
Property, plant and equipment at cost...............      234.4        220.8
 Less accumulated depreciation......................      (36.1)       (23.7)
                                                        -------      -------
Property, plant and equipment, net..................      198.3        197.1
Product tooling, net................................       28.7         30.0
Goodwill, net.......................................      113.3        115.5
Trademarks, patents and other intangibles, net......       80.7         80.9
Other assets........................................      104.1         98.3
                                                        -------      -------
      Total assets..................................    $ 897.2      $ 916.2
                                                        =======      =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Loan payable......................................    $  40.0      $  32.4
  Accounts payable..................................       83.9         90.0
  Accrued and other.................................      186.4        185.1
  Accrued income taxes..............................        6.1          6.5
  Current maturities of long-term debt..............        7.7         11.2
                                                        -------      -------
      Total current liabilities.....................      324.1        325.2
Long-term debt......................................      241.4        247.0
Postretirement benefits other than pensions.........       99.4        124.4
Other non-current liabilities.......................      128.1        162.4
Shareholders' investment:
  Common stock and capital surplus..................      277.1        277.1
  Accumulated deficit-employed in the business......     (164.7)      (197.6)
  Accumulated other comprehensive loss..............       (8.2)       (22.3)
                                                        -------      -------
      Total shareholders' investment................      104.2         57.2
                                                        -------      -------
      Total liabilities and shareholders'
       investment...................................    $ 897.2      $ 916.2
                                                        =======      =======

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             1999      1998
                                                           --------  ---------
                                                              (Dollars in
                                                               Millions)
Cash flows from operating activities:
  Net earnings (loss)..................................... $   32.9  $  (133.4)
  Adjustments to reconcile net earnings (loss) to net cash
   provided by operations:
    Depreciation and amortization.........................     37.9       37.6
    Curtailment gain......................................    (15.0)       --
    Restructuring charge..................................    (14.1)      98.5
    Changes in current accounts excluding the effects of
     noncash transactions:
      (Increase) decrease in receivables, net.............     18.3      (25.3)
      Decrease in inventories.............................      4.0       23.2
      (Increase) decrease in other current assets.........     (1.6)      13.6
      Increase (decrease) in accounts payable and accrued
       liabilities........................................     (5.4)      16.8
    Other, net............................................    (12.0)      65.9
                                                           --------  ---------
        Net cash provided by operating activities.........     45.0       96.9
Cash flows from investing activities:
  Expenditures for plant and equipment and tooling........    (34.2)     (28.1)
  Proceeds from sale of plant and equipment...............      1.7        9.5
  Other, net..............................................      1.3
        Net cash used for investing activities............    (31.2)     (18.6)
Cash flows from financing activities:
  Net increase/(decrease) in short-term debt..............      7.6     (175.7)
  (Payments) proceeds of long-term debt, including current
   maturities.............................................    (10.7)     148.1
  Change in restricted cash...............................     (0.8)     (28.6)
  Other, net..............................................     (1.0)      (0.9)
                                                           --------  ---------
        Net cash used for financing activities............     (4.9)     (57.1)
Exchange rate effect on cash..............................      0.3       (0.1)
                                                           --------  ---------
Net increase in cash and cash equivalents.................      9.2       21.1
Cash and cash equivalents at beginning of period..........     13.6       24.1
                                                           --------  ---------
Cash and cash equivalents at end of period................ $   22.8  $    45.2
                                                           ========  =========
Supplemental cash flow disclosures:
  Interest paid........................................... $   17.6  $    16.3
                                                           ========  =========
  Income tax paid/refunds received, net................... $   (3.5) $    (1.3)
                                                           ========  =========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments, except for the restructuring charge and curtailment gain, are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the transition period from October 1, 1998 to December 31, 1998. The 1999 interim results are not necessarily indicative of the results which may be expected for the remainder of the year.

   Effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31.

2. Short-Term Borrowings

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement, as amended, provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2001. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On October 27, 1999, the Company entered into a Seventh Amendment to the Amended and Restated Loan and Security Agreement which among other things extended the duration of the borrowing base capacity for intellectual property through December 31, 1999. On September 30, 1999, the Company had outstanding borrowings under the Credit Agreement of $40.0 million, and had a total of $47.3 million of letter of credit obligations, $43.3 million of which were outstanding under the Credit Agreement. At September 30, 1999, the Company was in compliance with the covenants under the Revolving Credit Facility.

3. Contingent Liabilities

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company is obligated to repurchase its products in the event of repossession from the finance company upon a retail dealer default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $32.5 million per model year for a period not to exceed either 18 or 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases. For the nine month period ended September 30, 1999 and for the calendar year 1998, the Company repurchased approximately $3.4 million and $4.7 million of products, respectively, all of which were resold at a discounted price. The Company does not expect these repurchases to materially affect its results of operations.

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

                          OUTBOARD MARINE CORPORATION

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

   The Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental close-down costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At September 30, 1999, the Company has accrued approximately $30.0 million for costs related to remediation at contaminated sites and operation and maintenance for site monitoring and compliance requirements. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

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

                          OUTBOARD MARINE CORPORATION

   As of September 30, 1999, the Company has identified suppliers and begun the transfer of manufacturing responsibilities for the outsourcing of crankshafts, propellers, drive shafts, propeller shafts, and numerous investment cast and service parts to third-party suppliers. In September 1999, the Company made two adjustments to the restructuring accrual. First, the severance accrual was reduced by $2.6 million due to the attrition of employees at the Waukegan and Milwaukee locations. In addition, an increase in the pension obligation of $2.5 million was recorded to reflect an increased benefit offered to the exempt employees at the Milwaukee and Waukegan locations. The impact of these entries has been reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income as a $0.1 million decrease to the previously recorded Restructuring Charge. As of September 30, 1999, the Company has charged approximately $0.5 million of costs against the restructuring accrual established in the prior fiscal year.

   In April and May 1999, the Company completed its negotiations of the closing agreements with the unions representing the Milwaukee and Waukegan workers, respectively. These negotiations resulted in changes to the post-retirement medical and pension plans for union employees. The changes required an adjustment in the previous estimate of the curtailment loss for the pension and postretirement medical benefits. Specifically, in the second fiscal quarter of 1999, the curtailment loss related to the postretirement medical benefit obligation was decreased by $19 million and the curtailment loss related to the pension benefit obligation was increased by $5 million, resulting in a net reduction of the previous curtailment loss from $72.1 million to $58.1 million. This adjustment was reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income (in the second quarter of 1999) as a $14 million reduction in the previously recorded Restructuring Charge. The adjusted curtailment loss of $58.1 million represents the estimate of the increase in pension and postretirement medical benefit obligations due to the closure of the Milwaukee and Waukegan facilities. The cash payment for the pension benefits will be made from the assets of the pension fund while the payment for the postretirement medical benefits will be made from the general assets of the Company. The Company anticipates substantial completion of such plan by the end of year 2000.

5. Pension and Postretirement Medical Plans

   In May 1999, the Company made the decision to change the pension and post-retirement medical plans for current active employees and current retirees of the Company. The pension plan changes include merging the Company's union and non-union pension plans into one consolidated pension plan. In addition, the Company decided to freeze the merged pension plan for non-union employees effective September 30, 1999. Finally, the postretirement medical plan will be changed to provide new employee contribution rates, changes in benefit levels, different service providers and the elimination of post-65 retirement medical coverage for employees who retire on or after January 1, 2000. These changes in both the pension and postretirement medical plans resulted in an estimated curtailment gain of $7.1 million which was reflected in the Company's Condensed Statement of Consolidated Operations and Comprehensive Income as a reduction in selling, general and administrative expense in the second quarter of 1999. In September 1999, this estimate of the previously recorded curtailment gain was finalized based upon the actual results of the plans through September 30, 1999, the final date of the plan freeze/merger. This resulted in an additional curtailment gain of $7.9 million which has been reflected in the Company's Condensed Statement of Consolidated Operations and Comprehensive Income as a reduction in selling, general, and administrative expense.

                          OUTBOARD MARINE CORPORATION

6. Segment Data

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes primarily corporate staffing expense and amortization expense on the Company's intangible assets. In 1999, the "Other" column also includes the curtailment gain as described in Notes 4 and 5.

                                             Marine
                                             Engines Boats    Other    Total
                                             ------- ------  -------  -------
                                                 (Dollars in millions)
      Three Months Ended September 30, 1999
        Revenues............................ $173.1  $106.3  $   --   $ 279.4
        Intersegment revenues...............   18.4     --       --      18.4
        Earnings (loss) from operations.....   20.9    (3.1)    (0.4)    17.4
      Three Months Ended September 30, 1998
        Revenues............................ $175.7  $ 95.9  $   --   $ 271.6
        Intersegment revenues...............   19.7     0.3      --      20.0
        Earnings (loss) from operations.....   22.7   (20.0)  (123.3)  (120.6)
      Nine Months Ended September 30, 1999
        Revenues............................ $505.0  $345.2  $   --   $ 850.2
        Intersegment revenues...............   61.4     0.2      --      61.6
        Earnings from operations............   36.7     2.0     15.8     54.5
      Nine Months Ended September 30, 1998
        Revenues............................ $508.9  $307.3  $   --   $8816.2
        Intersegment revenues...............   73.1     0.8      --      73.9
        Earnings (loss) from operations.....   60.3   (28.6)  (153.3)  (121.6)

   A reconciliation of earnings (loss) from operations for combined reportable segments to consolidated earnings (loss) before provision for income taxes is as follows:

                                                                 Three Months
                                                                    Ended
                                                                September 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------  -------
                                                                 (Dollars in
                                                                  millions)
      Earnings from operations for reportable segments......... $ 17.4  $(120.6)
      Interest expense.........................................    6.8      6.1
      Other expense (income), net..............................   (0.8)    (5.7)
                                                                ------  -------
          Earnings (Loss) before provision for Income taxes.... $ 11.4  $(121.0)
                                                                ======  =======

                                                                 Nine Months
                                                                    Ended
                                                                September 30,
                                                                ---------------
                                                                 1999    1998
                                                                ------  -------
                                                                 (Dollars in
                                                                  millions)
      Earnings (Loss) from operations for reportable segments.. $ 54.5  $(121.6)
      Interest expense.........................................   21.3     19.4
      Other expense (income), net..............................   (2.4)   (10.3)
                                                                ------  -------
          Earnings (Loss) before provision for Income taxes.... $ 35.6  $(130.7)
                                                                ======  =======

                          OUTBOARD MARINE CORPORATION

7. Subsidiary Guarantor Information

   The Company issued $160 million 10 3/4% Senior Notes due 2008 ("Notes") on May 27, 1998. The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly-owned subsidiaries ("Guarantor Subsidiaries"). Such guarantees are full, unconditional, unsecured and unsubordinated on a joint and several basis by each of the Guarantor Subsidiaries. The Credit Agreement and the Indenture governing the Notes contain certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. These covenants are, however, subject to a number of exceptions and qualifications. Separate financial statements of the Guarantor Subsidiaries are not presented because management of the Company has determined that they are not material to investors.

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

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATING FINANCIAL POSITION

                               September 30, 1999
                                  (Unaudited)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Assets
Current Assets:
  Cash and cash
   equivalents..........  $  9.8      $  0.4       $ 12.6      $    0.0      $ 22.8
  Receivables, net......    53.9        26.5         28.3           0.0       108.7
  Intercompany
   receivables
   (payables)...........   (28.4)      (10.0)        38.4           0.0         0.0
  Inventories, net......   103.3        47.7         36.7          (2.6)      185.1
  Other current assets..    13.3         1.9         10.2           0.0        25.4
                          ------      ------       ------      --------      ------
    Total current
     assets.............   151.9        66.5        126.2          (2.6)      342.0
Restricted cash.........    30.1         0.0          0.0           0.0        30.1
Property, plant and
 equipment, net.........   148.4        32.6         17.4          (0.1)      198.3
Product tooling, net....    24.0         4.5          0.2           0.0        28.7
Goodwill and other
 intangibles, net.......   188.4         0.0          5.6           0.0       194.0
Other assets............    96.5         2.3          5.3           0.0       104.1
Intercompany notes, net.   (85.2)        0.0         85.2           0.0         0.0
Investment in
 subsidiaries...........   255.5         0.0          0.0        (255.5)        0.0
                          ------      ------       ------      --------      ------
    Total Assets........  $809.6      $105.9       $239.9      $ (258.2)     $897.2
                          ======      ======       ======      ========      ======
Liabilities and Shareholders'
 Investment
Current liabilities:
  Loan payable..........  $ 40.0      $  0.0       $  0.0      $    0.0      $ 40.0
  Accounts payable......    60.9        14.5          8.5           0.0        83.9
  Accrued and other.....   142.6        30.5         20.6          (1.2)      192.5
  Current maturities of
   long-term debt.......     7.4         0.3          0.0           0.0         7.7
                          ------      ------       ------      --------      ------
    Total Current
     Liabilities........   250.9        45.3         29.1          (1.2)      324.1
Intercompany accounts,
 net....................     0.0         0.0          0.0           0.0         0.0
Long-term debt..........   239.3         2.1          0.0           0.0       241.4
Other non-current
 liabilities............   213.8         7.7          6.0           0.0       227.5
Shareholders'
 investment.............   105.6        50.8        204.8        (257.0)      104.2
                          ------      ------       ------      --------      ------
    Total liabilities
     and shareholders'
     investment.........  $809.6      $105.9       $239.9      $ (258.2)     $897.2
                          ======      ======       ======      ========      ======

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATING FINANCIAL POSITION

                               December 31, 1998
                                  (Unaudited)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Assets
Current Assets:
  Cash and cash
   equivalents..........  $  2.2      $ 0.1        $ 11.3      $   0.0       $ 13.6
  Receivables, net......    71.8       23.3          35.4          0.0        130.5
  Intercompany
   receivables
   (payables)...........   (93.5)      (9.7)        103.2          0.0          0.0
  Inventories, net......   103.4       47.8          47.8         (1.8)       197.2
  Other current assets..    14.0        3.2           6.6          0.0         23.8
                          ------      -----        ------      -------       ------
    Total current
     assets.............    97.9       64.7         204.3         (1.8)       365.1
Restricted cash.........    29.3        0.0           0.0          0.0         29.3
Property, plant and
 equipment, net.........   156.9       23.9          16.5         (0.2)       197.1
Product tooling, net....    26.8        2.9           0.3          0.0         30.0
Goodwill and other
 intangibles, net.......   189.4        0.0           7.0          0.0        196.4
Other assets............    91.3        2.3           4.7          0.0         98.3
Intercompany notes, net.   (97.4)       0.0          97.4          0.0          0.0
Investment in
 subsidiaries...........   339.3        0.0           0.0       (339.3)         0.0
                          ------      -----        ------      -------       ------
    Total Assets........  $833.5      $93.8        $330.2      $(341.3)      $916.2
                          ======      =====        ======      =======       ======
Liabilities and
 Shareholders'
 Investment
Current liabilities:
  Loan payable..........  $ 32.4      $ 0.0        $  0.0      $   0.0       $ 32.4
  Accounts payable......    68.1       12.8           9.1          0.0         90.0
  Accrued and other.....   143.0       30.0          19.8         (1.2)       191.6
  Current maturities of
   long-term debt.......    11.2        0.0           0.0          0.0         11.2
                          ------      -----        ------      -------       ------
    Total Current
     Liabilities........   254.7       42.8          28.9         (1.2)       325.2
Intercompany accounts,
 net....................     0.0        0.0           0.0          0.0          0.0
Long-term debt..........   247.0        0.0           0.0          0.0        247.0
Other non-current
 liabilities............   273.8        7.9           5.1          0.0        286.8
Shareholders'
 investment.............    58.0       43.1         296.2       (340.1)        57.2
                          ------      -----        ------      -------       ------
    Total liabilities
     and shareholders'
     investment.........  $833.5      $93.8        $330.2      $(341.3)      $916.2
                          ======      =====        ======      =======       ======

                          OUTBOARD MARINE CORPORATION

              CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND
                              COMPREHENSIVE INCOME

                     Three Months Ended September 30, 1998
                                  (Unaudited)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Net sales...............  $ 180.2     $100.1       $59.7        $(68.4)     $ 271.6
Cost of goods sold......    118.8      105.8        50.4         (70.8)       204.2
                          -------     ------       -----        ------      -------
  Gross Earnings........     61.4       (5.7)        9.3           2.4         67.4
Selling, general and
 administrative
 expenses...............     60.5       15.3        13.7           0.0         89.5
Restructuring charge ...     98.5        0.0         0.0           0.0         98.5
                          -------     ------       -----        ------      -------
  Earnings (loss) from
   operations...........    (97.6)     (21.0)       (4.4)          2.4       (120.6)
Non-operating expense
 (income)...............      1.0        0.3        (0.9)          0.0          0.4
Equity earnings (loss)--
 subsidiaries...........    (26.5        0.0         0.0          26.5          0.0
                          -------     ------       -----        ------      -------
  Earnings (loss) before
   provision for income
   taxes................   (125.1)     (21.3)       (3.5)         28.9       (121.0)
Provision for income
 taxes..................     (1.4)       0.0         1.6           0.0          0.2
                          -------     ------       -----        ------      -------
    Net earnings (loss).  $(123.7)    $(21.3)      $(5.1)       $ 28.9      $(121.2)
                          =======     ======       =====        ======      =======
Other comprehensive
 income (loss)..........
  Foreign currency
   translation
   adjustment...........      2.3        0.0        (3.8)          0.0         (1.5)
  Minimum pension
   liability adjustment
   .....................    (24.7)       0.0         0.0           0.0        (24.7)
  Other comprehensive
   income (loss)........    (22.4)       0.0        (3.8)          0.0        (26.2)
                          -------     ------       -----        ------      -------
Comprehensive earnings
 (loss).................   (146.1)     (21.3)       (8.9)         28.9       (147.4)
                          =======     ======       =====        ======      =======

                          OUTBOARD MARINE CORPORATION

              CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND
                              COMPREHENSIVE INCOME

                     Three Months Ended September 30, 1999
                                  (Unaudited)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Net sales...............  $176.2      $111.1       $55.4        $(63.3)      $279.4
Cost of goods sold......   132.6       100.4        46.9         (63.2)       216.7
                          ------      ------       -----        ------       ------
  Gross Earnings........    43.6        10.7         8.5          (0.1)        62.7
Selling, general and
 administrative expense.    25.1        12.2         8.1           0.0         45.4
Restructuring charge....    (0.1)        0.0         0.0           0.0         (0.1)
                          ------      ------       -----        ------       ------
  Earnings (loss) from
   operations...........    18.6        (1.5)        0.4          (0.1)        17.4
Non-operating expense
 (income)...............     8.5        (0.3)       (2.2)          0.0          6.0
Equity earnings (loss)--
 subsidiaries...........     0.9         0.0         0.0          (0.9)         0.0
                          ------      ------       -----        ------       ------
  Earnings (loss) before
   provision for income
   taxes................    11.0        (1.2)        2.6          (1.0)        11.4
Provision for income
 taxes..................     0.0         0.0         0.4           0.0          0.4
                          ------      ------       -----        ------       ------
    Net earnings (loss).  $ 11.0      $ (1.2)      $ 2.2        $ (1.0)      $ 11.0
                          ======      ======       =====        ======       ======
Other comprehensive
 income (loss)..........
  Foreign currency
   translation
   adjustment...........     0.5         0.0        (1.0)          0.0         (0.5)
  Other comprehensive
   income (loss)........     0.5         0.0        (1.0)          0.0         (0.5)
                          ------      ------       -----        ------       ------
Comprehensive earnings
 (loss).................    11.5        (1.2)        1.2          (1.0)        10.5
                          ======      ======       =====        ======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

                      Nine Months Ended September 30, 1999
                                  (Unaudited)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Net sales...............  $504.2      $347.2       $196.1      $(197.3)      $850.2
Cost of goods sold......   390.1       305.7        164.7       (196.5)       664.0
                          ------      ------       ------      -------       ------
  Gross Earnings........   114.1        41.5         31.4         (0.8)       186.2
Selling, general and
 administrative expense.    84.6        37.9         23.3          0.0        145.8
Restructuring charge....   (14.1)        0.0          0.0          0.0        (14.1)
                          ------      ------       ------      -------       ------
  Earnings (loss) from
   operations...........    43.6         3.6          8.1         (0.8)        54.5
Non-operating expense
 (income)...............    27.1         0.0         (8.2)         0.0         18.9
Equity earnings (loss)--
 subsidiaries...........    17.1         0.0          0.0        (17.1)         0.0
                          ------      ------       ------      -------       ------
  Earnings (loss) before
   provision for income
   taxes................    33.6         3.6         16.3        (17.9)        35.6
Provision for income
 taxes..................     0.0         0.0          2.7          0.0          2.7
                          ------      ------       ------      -------       ------
    Net earnings (loss).  $ 33.6      $  3.6       $ 13.6      $ (17.9)      $ 32.9
                          ======      ======       ======      =======       ======
Other comprehensive
 income (loss)
  Foreign currency
   translation
   adjustment...........    (0.1)        0.0         (1.3)         0.0         (1.4)
  Minimum pension
   liability adjustment.    15.5         0.0          0.0          0.0         15.5
  Other comprehensive
   income (loss)........    15.4         0.0         (1.3)         0.0         14.1
                          ------      ------       ------      -------       ------
Comprehensive earnings
 (loss).................    49.0         3.6         12.3        (17.9)        47.0
                          ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME

                      Nine Months Ended September 30, 1998
                                  (Unaudited)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Net sales...............  $ 527.3     $315.1       $206.0      $(232.2)     $ 816.2
Cost of goods sold......    387.4      302.1        169.7       (237.3)       621.9
                          -------     ------       ------      -------      -------
  Gross Earnings........    139.9       13.0         36.3          5.1        194.3
Selling, general and
 administrative
 expense................    147.5       39.7         30.2          0.0        217.4
Restructuring charge....     98.5        0.0          0.0          0.0         98.5
                          -------     ------       ------      -------      -------
  Earnings (loss) from
   operations...........   (106.1)     (26.7)         6.1          5.1       (121.6)
Non-operating expense
 (income)...............      8.8        1.0         (0.7)         0.0          9.1
Equity earnings (loss)--
 subsidiaries...........    (24.0)       0.0          0.0         24.0          0.0
                          -------     ------       ------      -------      -------
  Earnings (loss) before
   provision for income
   taxes................   (138.9)     (27.7)         6.8         29.1       (130.7)
Provisions for income
 taxes..................     (0.5)       0.0          3.2          0.0          2.7
                          -------     ------       ------      -------      -------
    Net earnings
     (loss).............  $(138.4)    $(27.7)      $  3.6      $  29.1      $(133.4)
                          =======     ======       ======      =======      =======
Other comprehensive
 income (loss)
  Foreign currency
   translation
   adjustment...........      2.2        0.0         (6.4)         0.0         (4.2)
  Minimum pension
   liability adjustment
   .....................    (24.7)       0.0          0.0          0.0        (24.7)
  Other comprehensive
   income (loss)........    (22.5)       0.0         (6.4)         0.0        (28.9)
                          -------     ------       ------      -------      -------
Comprehensive earnings
 (loss).................   (160.9)     (27.7)        (2.8)        29.1       (162.3)
                          =======     ======       ======      =======      =======

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                      Nine Months Ended September 30, 1999
                                  (Unaudited)

                             Parent   Guarantor      Other                  Consolidated
                             Company Subsidiaries Subsidiaries Eliminations    Total
                             ------- ------------ ------------ ------------ ------------
                                                (Dollars in Millions)
Cash flows from operation
 activities:
Net earnings (loss)........   $33.6     $ 3.6        $ 13.6       $(17.9)      $ 32.9
Adjustments to reconcile
 net earnings (loss) to net
 cash provided by
 operations:
  Depreciation and
   amortization............    27.2       8.7           2.1         (0.1)        37.9
  Curtailment gain.........   (15.0)      --            --           --         (15.0)
  Restructuring charge.....   (14.1)      --            --           --         (14.1)
  Changes in current
   accounts excluding the
   effects of acquisitions
   and noncash
   transactions:
    Decrease (increase) in
     receivables...........    17.9      (3.1)          3.5          --          18.3
    Decrease (increase) in
     intercompany
     receivables and
     payables, and
     intercompany note
     receivables and note
     payables..............    21.1       4.3         (25.4)         --           0.0
    Decrease (increase) in
     inventories...........    (6.3)      0.1           9.4          0.8          4.0
    Decrease (increase) in
     other current assets..    (0.3)      1.2          (3.6)         1.1         (1.6)
    Increase (decrease) in
     accounts payable and
     accrued liabilities...    (8.6)      2.1           1.0          0.1         (5.4)
    Other, net.............    (8.2)     (4.2)          1.5         (1.1)       (12.0)
                              -----     -----        ------       ------       ------
      Net cash provided by
       (used for) operating
       activities..........    47.3      12.7           2.1        (17.1)        45.0
Cash flows from investing
 activities:
Expenditures for plant and
 equipment, and tooling....   (12.4)    (20.0)         (1.8)         --         (34.2)
Proceeds from sale of plant
 and equipment.............     1.1       0.5           0.1          --           1.7
Equity earnings (loss)....... (17.1)      --            --          17.1          --
Change in subsidiary
 investment................    (4.6)      --            --           4.6          --
Other, net.................     0.5       0.6           0.2          --           1.3
                              -----     -----        ------       ------       ------
      Net cash provided by
       (used for) investing
       activities..........   (32.5)    (18.9)         (1.5)        21.7        (31.2)
Cash flows from financing
 activities:
Net increase in short-term
 debt......................     7.6       --            --           --           7.6
Net change in long-term
 debt, including current
 maturities................   (13.0)      2.3           --           --         (10.7)
Change in subsidiary
 capital...................     0.2       4.2           0.2         (4.6)         --
Restricted cash............    (0.8)      --            --           --          (0.8)
Other, net.................    (1.0)      --            --           --          (1.0)
                              -----     -----        ------       ------       ------
      Net cash provided by
       (used for) financing
       activities..........    (7.0)      6.5           0.2         (4.6)        (4.9)
Exchange Rate Effect on
 Cash......................    (0.2)      --            0.5          --           0.3
                              -----     -----        ------       ------       ------
Net increase in Cash and
 Cash Equivalents..........     7.6       0.3           1.3          0.0          9.2
Cash and Cash Equivalents
 at Beginning of Period....     2.2       0.1          11.3          --          13.6
                              -----     -----        ------       ------       ------
Cash and Cash Equivalents
 at End of Period..........   $ 9.8     $ 0.4        $ 12.6       $  0.0       $ 22.8
                              =====     =====        ======       ======       ======

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS

                      Nine Months Ended September 30, 1998
                                  (Unaudited)

                             Parent    Guarantor      Other                  Consolidated
                             Company  Subsidiaries Subsidiaries Eliminations    Total
                             -------  ------------ ------------ ------------ ------------
                                                (Dollars in Millions)
Cash flows from operation
 activities:
Net earnings (loss)          $(138.4)    $(27.7)      $ 3.6        $29.1       $(133.4)
Adjustments to reconcile
 net earnings (loss) to net
 cash provided by
 operations:
  Depreciation and
   amortization............     31.8        3.4         2.3          0.1          37.6
  Curtailment gain.........      --         --          --           --            --
  Restructuring charge.....     98.5        --          --           --           98.5
  Changes in current
   accounts excluding the
   effects of acquisitions
   and noncash
   transactions:
    Decrease (increase) in
     receivables...........    (16.0)     (11.5)        2.2          --          (25.3)
    Decrease (increase) in
     intercompany
     receivables and
     payables, and
     intercompany note
     receivables and note
     payables..............     86.4        1.5       (87.9)         --            --
    Decrease (increase) in
     inventories...........     (2.7)      26.1         4.9         (5.1)         23.2
    Decrease (increase) in
     other current assets..     14.9        0.5        (1.8)         --           13.6
    Increase (decrease) in
     accounts payable and
     accrued liabilities...     (1.7)      11.6         6.9          --           16.8
    Other, net.............     67.3       (0.3)       (1.1)         --           65.9
                             -------     ------       -----        -----       -------
      Net cash provided by
       (used for) operating
       activities..........    140.1        3.6       (70.9)        24.1          96.9
Cash flows from investors
 activities:
Expenditures for plant and
 equipment and tooling.....    (21.3)      (3.7)       (3.1)         --          (28.1)
Proceeds from sale of plant
 and equipment.............      9.4        0.1         --           --            9.5
Equity earnings (loss).......   24.0        --          --         (24.0)          --
Change in subsidiary
 investment................      --         --          --           --            --
Other, net.................    (81.4)       --          --          81.4           --
                             -------     ------       -----        -----       -------
      Net cash provided by
       (used for) investing
       activities..........    (69.3)      (3.6)       (3.1)        57.4         (18.6)
Cash flows from financing
 activities:
Net increase in short-term
 debt......................   (175.7)       --          --           --         (175.7)
Net change in long-term
 debt, including current
 maturities................    148.2        --         (0.1)         --          148.1
Change in subsidiary
 capital...................      --         --          --           --            --
Restricted cash............    (28.6)       --          --           --          (28.6)
Other, net.................     (0.8)       --         81.3        (81.4)         (0.9)
                             -------     ------       -----        -----       -------
      Net cash provided by
       (used for) financing
       activities..........    (56.9)       --         81.2        (81.4)        (57.1)
Exchange Rate Effect on
 Cash......................      0.4        --         (0.5)         --           (0.1)
                             -------     ------       -----        -----       -------
Net increase in Cash and
 Cash Equivalents..........     14.3        0.0         6.7          0.1          21.1
Cash and Cash Equivalents
 at Beginning of Period....     12.1        0.6        11.4          --           24.1
                             -------     ------       -----        -----       -------
Cash and Cash Equivalents
 at End of Period..........  $  26.4     $  0.6       $18.1        $ 0.1       $  45.2
                             =======     ======       =====        =====       =======

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q

                                PART 1, ITEM 2
          FINANCIAL INFORMATION MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              September 30, 1999

   The following discussion should be read in conjunction with the more detailed information and Condensed Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein.

General

   Market Share. As of September 30, 1999, the Company's twelve month rolling domestic outboard engine retail market share has remained at 33% where it has been since March 31, 1999, and its domestic boat market share has remained at the January 31, 1999 level of 10%.

Results of Operations

 Periods Ended September 30, 1999 Compared to Periods Ended September 30, 1998

   Net Sales. Net sales increased to $279.4 million in the three months ended September 30, 1999 from $271.6 million in the three months ended September 30 1998, an increase of 2.9%. Net sales increased to $850.2 million in the nine months ended September 30, 1999 from $816.2 million in the nine months ended September 30, 1998, an increase of 4.2%. Total engine sales decreased 1.5% in the quarter and decreased 0.8% in the year-to-date period versus the comparable periods in 1998. The decrease was due to lower unit volume sales in Latin America and Asia caused by continued weakness in the regional economies as well as lower domestic unit engine sales caused by production inefficiencies and capacity issues at certain engine plants which are being addressed. Boat segment sales increased 10.8% and 12.3% in the quarter and year-to-date periods versus the comparable periods in the prior year due to increases in demand for recreational and fishing boats.

   Cost of Goods Sold. Cost of goods sold increased to $216.7 million in the three months ended September 30, 1999 from $204.2 million in the three months ended September 30, 1998, an increase of $12.5 million or 6.1%. Gross earnings in the three months ended September 30, 1999 was 22.4% of net sales as compared with 24.8% of net sales for the comparable period in 1998. Cost of goods sold increased to $664.0 million in the nine months ended September 30, 1999 from $621.9 million in the comparable period in 1998, an increase of $42.1 million or 6.8%. Gross earnings in the nine months ended September 30, 1999 was 21.9% of net sales as compared with 23.8% of net sales for the comparable period in 1998. The reduction in gross earnings percent for the quarter was due to a lower absorption of fixed costs primarily at the engine plants caused by production inefficiencies and capacity issues which are being addressed. This was partially offset by lower warranty and product liability expense in the current year. The reduction in gross earnings percent for the year was due to higher price allowances offered to dealers due to competitive pricing pressures and due to lower absorption of fixed costs primarily at the engine plants as described above.

   Selling, General and Administrative ("SG&A") Expense. SG&A expense decreased to $45.4 million in the three months ended September 30, 1999 from $89.5 million in the three months ended September 30, 1998, a decrease of $44.1 million or 49.3%. SG&A expense as a percentage of net sales decreased to 16.2% in the three months ended September 30, 1999 from 33.0% in the three months ended September 30, 1998. SG&A expense decreased to $145.8 million in the nine months ended September 30, 1999 from $217.4 million in the nine months ended September 30, 1998, a decrease of $71.6 million or 32.9%. SG&A expense as a percentage of net sales decreased to 17.1% in the nine months ended September 30, 1999 from 26.6% in the nine months ended September 30, 1998. SG&A expense decreased in the three months ended September 30, 1999 primarily due to the prior year period including $4.7 million for potential environmental expenses and $12.2 million of expenses associated with implementing the Company's boat reorganization plan. In addition, in the current quarter, the Company recorded a curtailment gain of $7.9 million to reflect the final estimates of the impact of the changes made to the pension plan as discussed in Note 5. Finally, SG&A expenses were lower in the current year due to the continued focus on reducing discretionary expenditures. For the nine-month period ended September 30, 1999, SG&A expense decreased due primarily to the reasons discussed above and due to $2.8 million in compensation expense related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Acquisition Corporation ("Greenmarine"), and approximately $5.0 million of additional costs associated with implementing the Company's boat group reorganization plan which were recorded in the prior year. In addition, the Company recorded $6.0 million in environmental and other contingency costs in the second quarter of 1998. Finally, the Company recorded a curtailment gain of $7.1 million in the second quarter of 1999 to reflect the impact of the changes made to the pension and postretirement medical plans as discussed in Note 5.

   Restructuring Charge. In September 1999, the Company made two adjustments to the restructuring reserve. First, the severance accrual was reduced by $2.6 million due to the attrition of employees at Waukegan and Milwaukee. In addition, an increase in the pension obligation of $2.5 million was recorded to reflect an increased pension benefit offered to the exempt employees at the Milwaukee and Waukegan locations. The impact of these entries has been reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income as a $0.1 million decrease in the previously recorded Restructuring Charge. In addition, the Company recorded a $14.0 million reversal of the previously recorded restructuring charge in the second quarter of 1999. See Note 4.

   Earnings (Loss) from Operations. Earnings from operations were $17.4 million in the three months ended September 30, 1999 compared with a loss of $120.6 million in the three months ended September 30, 1998, an improvement of $138.0 million. Earnings from operations increased to $54.5 million for the nine months ended September 30, 1999 from a loss of $121.6 million for the nine months ended September 30, 1998, an improvement of $176.1 million. The improvements were attributable to the curtailment gain recorded for the changes in the pension and postretirement medical plans (see Notes 4 and 5), increased sales volume, and the prior year periods inclusion of the expenses discussed above in the SG&A and Restructuring Charge sections.

   Non-Operating Expense (Income). Interest expense increased to $6.8 million in the three months ended September 30, 1999 from $6.1 million in the three months ended September 30, 1998, an increase of $0.7 million. Interest expense increased to $21.3 million in the nine months ended September 30, 1999 from $19.4 million in the nine months ended September 30, 1998, an increase of $1.9 million. The increase in interest expense in the three month and nine-month periods ended September 30, 1999 resulted from increased debt levels versus the comparable prior year periods. Other non-operating income was $0.8 million in the three months ended September 30, 1999 compared to $5.7 million in the comparable period in the prior year. Other non-operating income was $2.4 million in the nine months ended September 30, 1999 compared to $10.3 million in the nine months ended September 30, 1998. The decrease in non-operating income in the three month period ending September 30, 1999 and the nine month period ending September 30, 1999 was a result of the Company selling its interest in the joint venture Volvo Penta Marine Products L.P. to Volvo Penta of the Americas, Inc. ("Volvo") on December 8, 1998 and the Company no longer participating in the earnings of the joint venture following the sale.

   Provision for Income Taxes. The provision for income taxes was $0.4 million in the three months ended September 30, 1999 and $0.2 million in the three months ended September 30, 1998. The provision for income taxes was $2.7 million in the nine months ended September 30, 1999 and $2.7 million in the nine months ended September 30, 1998. The provision for income taxes for the three and nine months ended September 30, 1999 and 1998 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not considered realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Financial Condition; Liquidity and Capital Resources

   The Company's business is seasonal in nature with inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at September 30, 1999 decreased $23.1 million from December 31, 1998. Receivables at September 30, 1999 decreased $21.8 million due primarily to collections of receivables owed to the Company in December 1998 from Volvo as a result of the Company selling its interest in the joint venture Volvo Penta Marine Products L.P. to Volvo on December 8, 1998. Inventories at September 30, 1999 decreased $12.1 million from December 31, 1998 as inventory levels, which increased at December 1998 for seasonal inventory buildup, were sold to dealers in the subsequent nine month period ended September 30, 1999. This effect was partially offset by increased inventory levels resulting from production inefficiencies and capacity issues at certain of the Company's engine manufacturing plants which are being addressed. Accounts payable decreased $6.1 million from December 31, 1998 due to the payment of payables owed to Volvo as a result of the Company selling its interest in the joint venture Volvo Penta Marine Products L.P. partially offset by the increased focus on effective cash management. The Company also had $30.1 million in "Restricted Cash" at September 30, 1999, which cash is held in interest reserve accounts for the benefit of the Company's senior lenders (as discussed below). Cash provided by operations was $45.0 million for the nine months ended September 30, 1999 compared with $96.9 million for the nine months ended September 30, 1998. The September 30, 1998 period reflected lower inventory levels and higher accounts payable levels which resulted in higher cash flows from operations versus the comparable period in the current year.

   Expenditures for plant and equipment and tooling were $34.2 million for the nine months ended September 30, 1999 compared to $28.1 million for the nine months ended September 30, 1998. The higher level of expenditures is primarily related to continued expenditures for product quality improvements, upgrades to the Company's hardware and software, and other general capital improvements.

   Loans payable was $40.0 million at September 30, 1999 comprising borrowings under the Company's Revolving Credit Facility. These borrowings were used to fund operations, pay $10.0 million of the Company's Medium-Term Notes Series A, which came due in March 1999, as well as funding capital expenditures. Current maturities of long-term debt decreased $3.5 million from December 31, 1998 due to the payment of the Company's Medium-Term Notes Series A offset partially by the reclassification of certain long-term debt to current maturities for debt that is payable within the next twelve months.

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility expires on December 31, 2001. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On October 27, 1999, the Company entered into a Seventh Amendment to the Amended and Restated Loan and Security Agreement which among other things extended the duration of the borrowing base capacity for intellectual property through December 31, 1999. On September 30, 1999, the Company had outstanding borrowings under the Credit Agreement of $40.0 million, and had a total of $47.3 million of letter of credit obligations, $43.3 million of which were outstanding under the Credit Agreement. At September 30, 1999, the Company was in compliance with the covenants under the Revolving Credit Facility.

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

   Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and an interest reserve account for the benefit of the other senior creditors of the Company. An aggregate amount of cash equal to one year's interest due to these lenders was deposited into these interest reserve accounts. The "Restricted Cash" must remain in such accounts until at least May 27, 2001. These accounts may be accessed by the Company for the payment of the respective interest only, provided certain criteria are met by the Company.

   On April 14, 1999, the Company completed an exchange of all of the Senior Notes for Series B Notes which are registered under the Securities Act of 1933, pursuant to a Registration Statement on Form S-4 and an accompanying Prospectus.

   At September 30, 1999, $65.2 million principal amount of the Company's 9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. On or prior to April 15 in each of the years 1999 to 2016 inclusive, the Company is required to make a mandatory sinking fund payment in cash in an amount sufficient to redeem 9 1/8% Debentures in the aggregate principal amount of $5,000,000 plus accrued interest thereon. However, 9 1/8% Debentures reacquired or redeemed by the Company may be used at the principal amount thereof to reduce the amount of any one or more mandatory Sinking Fund payments. As of September 30, 1999, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004. The Company at its option may make an optional sinking fund payment in cash in each year from 1999 to 2016 inclusive in an amount sufficient to redeem up to an additional $10,000,000 principal amount of 9 1/8% Debentures.

   At September 30, 1999, an aggregate of $10.8 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding in two tranches. $5.8 million of the Medium-Term Notes bear interest at a rate of 8.55% while the remaining $5.0 million bear interest at 8.625%. The maturity dates of the Medium-Term Notes are March 15, 2000 and March 15, 2001, respectively.

   At September 30, 1999, $7.1 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company was required to offer to purchase for cash any and all of the then outstanding Convertible Debentures at a purchase price equal to 100% of the outstanding principal amount of each Convertible Debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase and, as a result thereof, purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the Merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the Merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at what was $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the Merger ($18.00 per share). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

   The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $10.8 million as of September 30, 1999. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007. Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%. Through the end of 1999, the Company will be required to pay approximately $0.1 million in cash to satisfy obligations that will become due at various times under certain of its Industrial Revenue Bonds.

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company is obligated to repurchase its products in the event of repossession from the finance company upon a retail dealer default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $32.5 million per model year for a period not to exceed either 18 or 30 months from the date of invoice. The Company resells any repurchased products. Losses incurred under this program have not been material. The Company accrues for losses which are anticipated in connection with expected repurchases. For the nine month period ended September 30, 1999 and for the calendar year 1998, the Company repurchased approximately $3.4 million and $4.7 million of products, respectively, all of which were resold at a discounted price. The Company does not expect these repurchases to materially affect its results of operations.

   Based upon the current level of operations and anticipated cost savings, the Company believes that its cash flow from operations, together with availability under the Credit Agreement, the interest reserve accounts provided certain criteria are met and its other sources of liquidity, will be adequate to meet its presently anticipated requirements for working capital, other accrued liabilities, capital expenditures, interest payments and scheduled principal payments over the next several years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated costs savings can be fully achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to satisfy all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.

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

   As of September 30, 1999, the Company has identified suppliers and begun the transfer of manufacturing responsibilities for the outsourcing of crankshafts, propellers, drive shafts, propeller shafts, and numerous investment cast and service parts to third-party suppliers. In September 1999, the Company made two adjustments to the restructuring accrual. First, the severance accrual was reduced by $2.6 million due to the attrition of employees at the Waukegan and Milwaukee locations. In addition, an increase in the pension obligation of $2.5 million was recorded to reflect an increased benefit offered to the exempt employees at the Milwaukee and Waukegan locations. The impact of these entries has been reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income as a $0.1 million decrease to the previously recorded Restructuring Charge. As of September 30, 1999, the Company has charged approximately $0.5 million of costs against the restructuring accrual established in the prior fiscal year.

   In April and May 1999, the Company completed its negotiations of the closing agreements with the unions representing the Milwaukee and Waukegan workers, respectively. These negotiations resulted in changes to the post-retirement medical and pension plans for union employees. The changes required an adjustment in the previous estimate of the curtailment loss for the pension and postretirement medical benefits. Specifically, in the second fiscal quarter of 1999, the curtailment loss related to the postretirement medical benefit obligation was decreased by $19 million and the curtailment loss related to the pension benefit obligation was increased by $5 million, resulting in a net reduction of the previous curtailment loss from $72.1 million to $58.1 million. This adjustment was reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income (in the second quarter of 1999) as a $14 million reduction in the previously recorded Restructuring Charge. The adjusted curtailment loss of $58.1 million represents the estimate of the increase in pension and postretirement medical benefit obligations due to the closure of the Milwaukee and Waukegan facilities. The cash payment for the pension benefits will be made from the assets of the pension fund while the payment for the postretirement medical benefits will be made from the general assets of the Company. The Company anticipates substantial completion of such plan by the end of year 2000.

Reduction in Force

   In May 1999, the Company announced a headcount reduction of approximately 200 employees at both its Corporate and North American Engine Operations in Waukegan Illinois. Approximately one third of these reductions will be accomplished through attrition and retirements. In the quarter ended June 30, 1999, the Company recorded an expense approximating $1.3 million for severance and related benefits for the affected employees. This expense is reflected in the Condensed Statements of Consolidated Operations and Comprehensive Income as part of selling, general, and administrative expense.

Year 2000 Matters

   During 1997 and 1998, the Company assessed the steps necessary to address issues raised by the coming of Year 2000. The steps to be taken included reviews of the Company's hardware and software requirements worldwide, including processors embedded in its manufacturing equipment, as well as vendors of goods and services. Based on this review, the Company developed a strategy for attaining Year 2000 compliance that includes modifying and replacing software, acquiring new hardware, educating its dealers and distributors and working with vendors of both goods and services. With the assessment phase of the strategy completed, the Company is in the last stage of implementing and testing remedies of issues identified during the assessment phase. To date all applications on the Company's mainframe and mid-range computer platforms have been reprogrammed and testing was completed in the second quarter of 1999. Issues raised relative to personal computers and local and wide area networks are in the last stage of being remedied through the acquisition of new software and hardware. The Company has found very few embedded processors contained in its manufacturing equipment that would be affected by the Year 2000 and corrective actions are being taken for those identified. The company's telecommunications equipment is Year 2000 compliant at all but one company location. The remaining location will be remediated in November, 1999. The Company has completed 95% of implementation and testing of all remedies as of September 30, 1999.

   As part of the Company's Year 2000 compliance efforts, it has substantially reviewed all vendors of goods and is currently reviewing vendors providing services and prioritized them as either critical (i.e., vendors whose goods or services are necessary for the Company's continued operation) or non-critical (i.e., suppliers whose products were either not critical to the continued operation of the Company or whose goods or services could otherwise be readily obtained from alternate sources) providers. These vendors range from service providers, such as banks, utility companies and benefit plan service providers to suppliers of goods required for the manufacture of the Company's products. Following this initial vendor review, the Company established a strategy to determine the readiness of those vendors for Year 2000. This initially involved sending a letter notifying the vendor of the potential Year 2000 issues, which was followed by a questionnaire to be completed by the vendor. In the event a non-critical supplier either did not respond or responded inadequately, follow-up questionnaires were sent and calls made in order to further clarify the vendor situation. In the event that a critical vendor did not respond or responded inadequately, the Company not only followed up with additional questionnaires and telephone calls but also scheduled or is scheduling on-site meetings with the vendor in order to satisfy itself that the vendor is or will be prepared to operate into the Year 2000. The Company believes that the unresponsive critical vendors create the most uncertainty in the Company's Year 2000 compliance efforts. In the event that the Company is not satisfied that a critical vendor will be able to provide its goods or services into the Year 2000, the Company will review alternate suppliers who are in a position to assure the Company that they are or will be Year 2000 ready. The timing of the Company's decision to change vendors will depend on what type of goods or service the non-responsive or non-compliant vendor provides and the lead-time required for an alternate vendor to begin supplying. The Company has reviewed those critical vendors that have not responded adequately and has been reviewing the timing of replacing, if necessary, any such non-compliant vendor. In addition, in certain cases the Company is requiring vendors to build additional inventory to use in the event that there are disruptions resulting from the Year 2000. In connection with the Company's initiative to outsource non-core capabilities, a potential vendor's Year 2000 readiness is one criteria the Company will consider in selecting the vendor for such outsourcing activity.

   In addition, the Company has reviewed the outboard motors, stern drives and parts and accessories, including trolling motors, which it previously manufactured and currently manufactures for sale to its dealers, distributors and original equipment manufacturers and has determined that those products are Year 2000 compliant.

   In preparing for the advent of the Year 2000, the Company has taken steps to heighten the awareness among its dealer and distributor network of the issues associated with the Year 2000. The issue has been covered in monthly publications which are distributed to the dealers and also by the sales force that is responsible for the regular communications with the dealer and distributor network.

   To date, the Company has spent a total of approximately $11.5 million ($4.3 million capitalized) on personal computer and network, mainframe and telecommunication solutions for issues related with the Year 2000 and estimates that it will spend up to a total of $12.5 million ($4.6 million capital), approximately half of which is associated with personal computers and networks, to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, are able to operate into the Year 2000. The Company has expensed these items, except for hardware costs incurred in the normal course of business, which have been capitalized, in the Company's Condensed Statements of Consolidated Operations and Comprehensive Income for the applicable period.

   The Company believes that its owned or licensed hardware and software will be able to operate into the Year 2000. However, the Company relies on the goods and services of other companies in order to manufacture and deliver its goods to the market. Although the Company is taking every reasonable step to determine that these vendors will be able to continue to provide their goods or services, we cannot be certain that, even upon assurance of their ability to do so, the Company's vendors will be able to provide their goods and services to the Company in a manner that satisfactorily addresses the Year 2000 issues. If, on or prior to January 1, 2000, the Company discovers that a non-critical vendor, which previously assured the Company that it would be Year 2000 compliant, is in-fact not compliant, an alternate supplier will be used by the Company and there should be no material effect on the Company's business. If, on or prior to January 1, 2000, the Company discovers that a critical vendor, such as a utility company or a supplier of a part, component, or other goods or service that is not readily available from an alternate supplier, regardless of whether or not it previously assured the Company that it would be Year 2000 compliant, the Company may not be able to produce, on a timely basis, finished goods for sale to its dealers. If this should occur, the Company will either wait for such vendor to become Year 2000 compliant or seek an alternate vendor who can provide the applicable goods or services in a more timely manner. In the event that the vendor is critical and either no alternate vendor is available or is able to operate into the Year 2000, this event could have a negative impact on the Company's business, results of operations, or financial condition.

Euro Currency Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the "euro" as their common legal currency. The euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, each of the participating countries are scheduled to maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. The Company's foreign operating subsidiaries that will be affected by the euro conversion have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies, are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on the financial position or results of operations of the Company.

Recently Issued Accounting Standards

   In June 1998, the Financial Accounting Standards Board issued Statement 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the statement of operations and comprehensive income, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years and quarters beginning in fiscal 2001. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   The Company is exposed to market risk from changes in interest and foreign exchange rates and commodity prices. From time to time, the Company enters into financial arrangements in the ordinary course of business to hedge these exposures. The Company uses derivative instruments to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. The contract maturities are matched with the settlement dates of the related transactions. The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize various commodity-based components, primarily aluminum. The Company manages its exposure to changes in prices through the terms of its supply and procurement contracts and the use of exchange-traded and over-the-counter commodity contracts.

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

                          PART II--OTHER INFORMATION

Item 1. Legal Proceedings

   The information required under Item 1 Part II is included in Note 3 to the financial statements set forth in Part 1 hereof and is specifically incorporated herein by reference thereto.

Item 2. Changes in Securities and Use of Proceeds

   On August 10, 1999, the Company awarded to Mr. Hines 19,531 shares of restricted common stock in lieu of $351,558.00 of his cash bonus earned for the fiscal year ended September 30, 1998, pursuant to the terms of the Company's Personal Rewards and Opportunities Program long term incentive plan. The restriction period lasts for three years from the date of grant. The shares were issued pursuant to Section 4(2) of the Securities Act as they were issued in a transaction by the Company not involving a public offering.

Item 6. Exhibits and Reports on Form 8-K

    a. Exhibits reference is made to the Exhibit Index on Page 33.

    b. Reports on Form 8-K. The registrant did not file any reports on Form 8-K for the quarter ended September 30, 1999.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Outboard Marine Corporation

                                                  /s/ Andrew P. Hines
                                          By: _________________________________
                                                      Andrew P. Hines
                                                Executive Vice President &
                                                  Chief Financial Officer

November 15, 1999

                                 EXHIBIT INDEX

  Exhibit
   Number                        Document Description
  -------                        --------------------
  3.1(a)    Restated Certificate of Incorporation of the Company (filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K/A
            for the year ended September 30, 1997 (the "1997 10-K"))*
  3.2(a)    Amended and Restated bylaws of the Company (filed as Exhibit
            3(B) to the 1997 10-K)*
     (a)(1) Amended and Restated bylaws of the Company (adopted July 23,
            1998) (filed as Exhibit 3.2(a)(1) to the Company's
            Registration Statement on Form S-4 (Registration No. 333-
            57949) (the "Form S-4"))*
  4.1       Indenture for the 10 3/4% Senior Notes due 2008, Series A
            (the "Old Notes") and 10 3/4% Senior Notes due 2008, Series B
            (the "Exchange Notes"), dated as of May 27, 1998 among the
            Company, the Subsidiary Guarantors and State Street Bank and
            Trust Company, as trustee (filed as Exhibit 4.1 to the Form
            S-4)*
  4.2       Form of Exchange Note (filed as Exhibit 4.2 to the Form S-4)*
  4.3       Form of Subsidiary guarantee of the Old Notes and the
            Exchange Notes (included in Exhibit 4.1)(filed as Exhibit 4.1 to the Form S-4)*
  4.4       Depository Agreement dated as of May 27, 1998 among the
            Company, State Street Bank and Trust Company, as trustee,
            NationsBank, N.A., as administrator agent, and State Street
            Bank and Trust Company, as depositary agent (filed as Exhibit
            4.6 to the Form S-4)*
  4.5       With respect to rights of holders of the Company's 9 1/8%
            Sinking Fund Debentures due 2017, reference is made to
            Exhibit 4(A) to the Company's Registration Statement Number
            33-12759 filed on March 20, 1987*
  4.6       With respect to rights of holders of the Company's 7%
            Convertible Subordinated Debentures due 2002, reference is made to the Company's Registration Statement Number 33-47354 filed on April 28, 1992*
  4.7       With respect to the Supplemental Indenture dated September
            30, 1997 related to the Company's 7% Convertible Subordinated
            Debentures due 2002, reference is made to Exhibit 4(c) to the
            1997 10-K*
 10.1       With respect to Severance Agreement between the Company and certain elected and appointed officers and certain other
            executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's Schedule 14D-9 filed with the
            Securities and Exchange Commission on July 15, 1997*
 10.2       With respect to the Employment Agreement of Mr. Hines dated
            October 6, 1997, reference is made to Exhibit 10(J) to the
            1997 10-K*
 10.3       With respect to the Amended and Restated Loan and Security
            Agreement between the Company and NationsBank of Texas, N.A.
            dated January 6, 1998, reference is made to Exhibit 10(E) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1997*
 10.4       First Amendment to Amended and Restated Loan and Security
            Agreement between the Company and NationsBank of Texas, N.A.
            dated May 21, 1998 (filed as Exhibit 10.5 to the Form S-4)*
 10.5       With respect to the Employment Agreement of Mr. Jones dated
            March 10, 1998, reference is made to Exhibit 10(F) to the
            Company's Quarterly Report on Form 10-Q for the fiscal
            quarter ended March 31, 1998*

  Exhibit
  Number                        Document Description
  -------                       --------------------
 10.6      With respect to the Personal Rewards and Opportunity Program, reference is made to Exhibit 10(G) to the Company's Quarterly
           Report on Form 10-Q for the fiscal quarter ended March 31,
           1998*
 10.7      Employment Agreement of Robert Gowens dated October 1, 1998
           (filed as Exhibit 10.8 to the Company's Annual Report on Form
           10-K for the fiscal year ended September 30, 1998 (the "1998
           10-K"))*
 10.8      Second Amendment to Amended and Restated Loan and Security
           Agreement between the Company and NationsBank of Texas, N.A.
           dated effective as of August 31, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
 10.9      Third Amendment to Amended and Restated Loan and Security
           Agreement between the Company and NationsBank of Texas, N.A.
           dated effective as of December 21, 1998 (filed as Exhibit
           10.10 to the 1998 10-K)*
 10.10     Fourth Amendment to Amended and Restated Loan and Security
           Agreement between the Company and NationsBank of Texas, N.A.
           dated effective as of February 1, 1999 (filed as Exhibit 10.11 to the Transition Report on Form 10-K for the transition
           period ended December 31, 1998)*
 10.11     Fifth Amendment to Amended and Restated Loan and Security
           Agreement between the Company and NationsBank of Texas, N.A.
           dated effective as of February 25, 1999 (filed as Exhibit
           10.12 to the Transition Report on Form 10-K for the transition period December 31, 1998)*
 10.12     Promissory Note dated December 4, 1998 with Robert Gowens, Jr.
           and Donna Gowens, as Maker, and the Company, as Payee (filed as Exhibit 10.16 to the Transition Report on Form 10-K for the
           transition period ended December 31, 1998)*
 10.13     Second Mortgage dated December 4, 1998 with Robert Gowens, Jr.
           and Donna Gowens, as Mortgagor, and the Company, as Mortgagee
           (filed as Exhibit 10.17 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.14     Nonqualified Stock Option Agreement dated October 1, 1998
           between the Company and Robert B. Gowens (filed as Exhibit
           10.18 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.15     Secured Promissory Note dated October 6, 1997 with Andrew
           Hines, as Maker, and the Company, as Maker (filed as Exhibit
           10.19 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.16     Sixth Amendment to Amended and Restated Loan and Security
           Agreement between the Company and Bank of America, N.A., dated effective as of July 30, 1999 filed as Exhibit 10.16 to the
           Company's Quarterly Report on form 10-Q for the fiscal quarter ended
           June 30, 1999*
 10.17     Pledge and Security Agreement dated October 6, 1997 between the Company and Andrew Hines (filed as Exhibit 10.20 to the
           Transition Report on Form 10-K for the transition period ended
           December 31, 1998)*
 10.18     Nonqualified Stock Option Grant Agreement dated October 6,
           1997 between the Company and Andrew Hines (filed as Exhibit
           10.21 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.19     Incentive Stock Option Grant Agreement dated December 30, 1997 between the Company and David Jones (filed as Exhibit 10.22 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*

  Exhibit
  Number                        Document Description
  -------                       --------------------
 10.20     Nonqualified Stock Option Grant Agreement dated March 10, 1998 between the Company and David Jones (filed as Exhibit 10.23 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.21     Nonqualified Stock Option Grant Agreement dated March 10, 1998 between the Company and David Jones (filed as Exhibit 10.24 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.22     Seventh Amendment to Amended and Restated Loan and Security
           Agreement between the Company and Bank of America, N.A., dated effective as of October 27, 1999, attached hereto and
           incorporated herein as Exhibit 10.22
 11.       Computation of per share earnings (loss)
 21.       Subsidiaries of Registrant (filed as Exhibit 21 to the 1997
           10-K)*
 27.       Financial Data Schedule

--------
*Incorporated herein by reference.