Form 10-K405
period 1999-12-31
OUTBOARD MARINE CORP
filed 2000-03-30
CIK 75149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
                   Title of Each Class                   on Which Registered
                   -------------------                 -----------------------
     7% Convertible Subordinated Debentures Due 2002   New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

   The aggregate market value of voting stock held by non-affiliates at December 31, 1999 was $0.

   Number of shares of Common Stock of $0.01 par value outstanding at December 31, 1999 was 20,439,531 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

 Item
 No.                                                                      Page
 ----                                                                     ----
                                    PART I
  1   Business..........................................................    3
  2   Properties........................................................   16
  3   Legal Proceedings.................................................   17
  4   Submission of Matters to a Vote of Security Holders...............   17
                                    PART II
      Market for Registrant's Common Equity and Related Shareholder
  5   Matters...........................................................   18
  6   Selected Financial Data...........................................   18
      Management's Discussion and Analysis of Financial Condition and
  7   Results of Operations.............................................   19
  7A  Quantitative and Qualitative Disclosures about Market Risk........   30
  8   Financial Statements and Supplementary Data.......................   32
      Changes in and Disagreements on Accounting and Financial
  9   Disclosure........................................................   70
                                   PART III
 10   Directors and Executive Officers of the Registrant................   70
 11   Executive Compensation............................................   72
 12   Security Ownership................................................   82
 13   Certain Relationships and Related Transactions....................   84
                                    PART IV
 14   Exhibits, Financial Statement Schedule, and Reports on Form 8-K...   86
      Signatures........................................................   90

                                     PART I

Item 1. Business

   Unless the context otherwise requires, all references herein to the "Company" or "OMC" shall mean Outboard Marine Corporation, a Delaware corporation, and its consolidated subsidiaries. Unless otherwise indicated, all domestic industry statistics referenced herein are derived from data published by the National Marine Manufacturers' Association ("NMMA"), which the Company has not independently verified but believes to be reliable. All foreign industry data referenced herein are estimates prepared internally by the Company based in part on publicly-available sources, which the Company has not independently verified but believes to be reliable. Prior to October 1, 1998, the Company's fiscal year ended each September 30. However, effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December
31. Therefore, for example, references herein to fiscal 1998 or fiscal year 1998 refer to the Company's fiscal year ended September 30, 1998 whereas references to fiscal 1999 or fiscal year 1999 refer to the fiscal year ended December 31, 1999.

General

   Outboard Marine Corporation believes it is the world's largest dedicated manufacturer of outboard marine engines and boats. As of December 31, 1999, the Company had an approximate 32% share of the United States outboard engine market and an estimated worldwide market share of 25%. Marketed under the Johnson and Evinrude brand names, the Company offers one of the industry's widest ranges of outboard engines, with models ranging from two to 250-horsepower. The Company's boat brands are also among the most recognized in the industry and represent the market leaders in several categories, including the fishing, aluminum and recreational boat segments. OMC's primary boat brands include Chris*Craft, Four Winns, Seaswirl, Stratos, Javelin, Hydra-Sports, Lowe and Princecraft. The Company also generates a significant, recurring stream of revenue in replacement parts and accessories. The Company believes that its marine dealer network of approximately 5,100 independent authorized dealers worldwide, approximately 3,600 of which are located in North America, is one of the largest marine dealer networks in the world. The Company currently has several important strategic alliances with respect to marine engines, including for the development of the FICHT fuel-injection technology, a supply arrangement with Suzuki Motor Corporation relating to certain four-stroke outboard engines, and a supply arrangement with Volvo Penta of the Americas, Inc. relating to gasoline stern drive and inboard marine power systems.

   The Company was incorporated in 1936 by members of the Briggs and Evinrude families. Prior to the late 1980s, the focus of the Company's strategy was to be the industry leader in the two-cycle engine market by manufacturing engines and a variety of products powered by small gasoline engines. In addition to outboard engines, the Company's products included lawnmowers, chainsaws, snowmobiles, light industrial vehicles and turf care equipment. In the late 1980s, a structural shift occurred in the marine industry as engine manufacturers, including the Company, began to package their engines with boats from boat manufacturers. Marine dealers found it more efficient and economical to buy boats "packaged" with engines rather than buy engines and boats separately. In line with this trend, the Company acquired 15 boat companies by 1990 and divested its non-marine product lines, thereby transforming itself from an engine company to a marine company.

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

   Since the Greenmarine Acquisition, the Company has recruited a highly experienced senior management team led by David D. Jones, Jr. as President and Chief Executive Officer. Mr. Jones was previously President of the Mercury Marine Division of Brunswick Corporation, where, under his direction, the division gained substantial market share in several key marine segments. Mr. Jones has more than twenty years of experience in the marine industry. The management team also includes Andrew P. Hines who joined the Company as Executive Vice President and Chief Financial Officer and is currently Executive Vice President Strategic Planning and Business Development. Mr. Hines has extensive experience in turnaround situations. In addition, the Company has added a substantial number of new members to its management team to fill key operational and administrative positions, including new heads of most of its boat divisions, its engine manufacturing operations, its purchasing and supply operations, and its sales, marketing and advertising operations. The senior management team has developed several key initiatives to turn around and substantially improve the Company's operations.

   The Company owns a majority interest in FICHT GmbH & Co. KG, which has developed a patented, highly innovative fuel-injection technology designed for two-stroke engines. The FICHT fuel-injection technology utilizes advanced electronic microprocessors to directly inject high-pressure fuel into a sealed combustion chamber, eliminating the escape of any unburned fuel. The FICHT fuel-injection system uses fewer mechanical parts, is smaller and, the Company believes, more reliable than any other low-emission engine. The FICHT fuel-injection technology possesses several advantages over standard two-stroke engines, including smoother and quieter operation, 35% better fuel economy on average, up to 80% reduction in hydrocarbon emissions and virtually no smoke on start-up. In addition, two-stroke engines based on the FICHT fuel-injection technology offer several benefits relative to four-stroke engines, including increased low-end power, lighter weight and smaller size. Furthermore, the FICHT fuel-injection technology meets emissions standards mandated by the United States Environmental Protection Agency (the "EPA") set for the year 2006. The Company has already introduced outboard engines incorporating the FICHT fuel-injection technology in seven separate horsepower categories.

Industry Overview

   The recreational boating industry generated approximately $23 billion in domestic retail sales in 1999, including approximately $12 billion in sales of new boats, engines, trailers and accessories. According to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures.

   Recreational marine industry sales are impacted by the general state of the economy, interest rates, consumer spending, technology, dealer effectiveness, demographics, weather conditions, fuel cost and availability and government regulations and other factors. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Cyclicality; Seasonality; Weather Conditions." During the period from 1983 to 1992, the recreational marine industry experienced both its largest growth (from 1983 to 1988) and its largest downturn (from 1988 to 1992) in over 30 years. The growth was stimulated not only by increasing real disposable income, but also by the emerging trend within the marine industry of packaging engines with boats, which resulted in boat packages that were more affordable to consumers, and easily obtainable marine loans that required no money down and could be financed over a term of over ten years. The contraction in sales from 1988 to 1992 was due primarily to the recession during the early 1990s. In addition, many boat owners had loan balances in the early 1990s that exceeded the value of the boats, which made trade-up sales more difficult to obtain. Finally, the U.S. government imposed a luxury tax in 1990 on boats sold at prices in excess of $100,000. The Company believes that many consumers were under the impression that this luxury tax applied to all boats and that this depressed sales of boats in all price segments. The luxury tax was repealed in 1993.

Products

   The Company manufactures a wide variety of outboard engines, including marine parts and accessories, and boats and distributes these products throughout the world.

   The following table sets forth, for the periods indicated, information concerning the Company's net sales by product category expressed in dollars in millions and as a percentage of net sales.

                    Fiscal Year Ended   Three Months Ended  Fiscal Year Ended
                    December 31, 1999   December 31, 1998   September 30, 1998
                    ------------------- ------------------- --------------------
Engines............ $    649.8    58.5%    $111.9     56.1% $    636.5    62.1%
Boats..............      461.1    41.5       87.5     43.9       389.2    37.9
                    ---------- -------  --------- --------  ---------- -------
  Total............   $1,110.9   100.0%    $199.4    100.0%   $1,025.7   100.0%
                    ========== =======  ========= ========  ========== =======

   The following table sets forth, for the periods indicated, information concerning the Company's net sales by geographic region expressed in dollars in millions and as a percentage of net sales (for additional information concerning the Company's sales by geographic region and industry segment, see
Note 15 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein).

                    Fiscal Year Ended   Three Months Ended  Fiscal Year Ended
                    December 31, 1999   December 31, 1998   September 30, 1998
                    ------------------- ------------------- --------------------
United States...... $    867.1    78.1%    $152.0     76.2% $    769.7    75.0%
Europe.............       93.4     8.4       15.6      7.8        91.9     9.0
Other..............      150.4    13.5       31.8     16.0       164.1    16.0
                    ---------- -------  --------- --------  ---------- -------
  Total............   $1,110.9   100.0%    $199.4    100.0%   $1,025.7   100.0%
                    ========== =======  ========= ========  ========== =======

Outboard Engines

   The Company's Johnson and Evinrude brands are two of the most recognized outboard engine brands worldwide. Johnson and Evinrude are competitively priced with other premium priced outboard engines and include offerings in virtually every segment of the outboard engine market. The Company's Evinrude brand comprises two-stroke models incorporating the Company's FICHT Ram fuel-injection technology and certain four-stroke engines. The Evinrude brand is being marketed as the Company's "premium" outboard marine engine brand. In addition, the Company has entered into a supply agreement with an affiliate of Suzuki Motor Corporation under which Suzuki will manufacture certain other four-stroke engines for sale by the Company under its Evinrude brand. The Johnson brand comprises a full line of traditional carbureted two-stroke models.

   In 1997, the Company introduced a 150-horsepower outboard engine with FICHT fuel-injection technology. Through its Evinrude brand line, the Company currently offers engines incorporating its innovative FICHT fuel-injection technology in the 90, 115, 150, 175, 200, 225 and 250-horsepower categories and is reviewing expanding this technology across the remainder of the Evinrude outboard engine product line. The FICHT fuel-injection system uses an electronically driven fuel injector, controlled by a microprocessor-based engine management system, to blast short bursts of highly pressurized fuel directly into the combustion chamber at rates of up to 100 times per second. This high-pressure fuel pulse atomizes and positions each burst of gasoline in the cylinder for complete ignition once the exhaust port has been closed by the rising piston resulting in no unburned fuel escaping prior to combustion. The FICHT fuel-injection technology possesses several advantages over standard two-stroke engines, including smoother and quieter operation, 35% better fuel economy on average, up to 80% reduction in hydrocarbon emissions and virtually no smoke on start-up. In addition, two-stroke engines based on the FICHT fuel-injection technology offer several benefits relative to four-stroke engines, including increased low-end power, lighter weight and smaller size. Engines with FICHT fuel-injection technology meet the EPA emissions standards set for the year 2006.

   In fiscal 1997, the Company became aware of certain performance issues with its FICHT engines. Since then the Company has developed and implemented strategies to address the performance issues that had been identified. These strategies included modifications to the 1999 model-year FICHT engines and changes to the production processes for FICHT engines. In addition, upgrade kits were provided for certain previously sold FICHT engines. Finally, on May 13, 1999, the Company announced an all-new line of Evinrude two-stroke direct injection outboards with FICHT Ram injection technology for model year 2000. These engines reflect certain further design refinements and improved methods of production. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--General--Introduction of FICHT Engines; General"and "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations--Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997.

   Since the Company originally acquired the FICHT technology, it has been actively engaged in research and development efforts aimed at improving the FICHT technology. See "Research and Development" below. The Company, directly or through its FICHT GmbH & Co. KG subsidiary, has entered into arrangements to sublicense the FICHT fuel-injection technology to manufacturers of snowmobiles, personal watercraft, motorcycles and lawn equipment, including Polaris Industries, Inc., Arctic Cat, Inc., Kawasaki Heavy Industries, Ltd., and two lawn and garden-care equipment manufacturers. See "Strategic Alliances--FICHT Joint Venture" and "Intellectual Property" below. The Company is currently evaluating other opportunities to sublicense the FICHT fuel-injection technology to manufacturers of non-automotive engines.

   The following table sets forth the number of engine models and price range by size of engine in terms of horsepower:

                                                          Number of Retail Price
     Horsepower Range                                      Models     Range($)
     ----------------                                     --------- ------------
     2-24 horsepower.....................................     71      719- 3,056
     25-99 horsepower....................................     81    2,681- 8,813
     100-250 horsepower..................................     72    7,844-17,269
                                                             ---
       Total.............................................    224
                                                             ===

 Parts and Accessories

   The Company also offers a wide array of marine parts and accessories through its Johnson and Evinrude dealers. Key products include engine parts, propellers and engine oil. Most of the parts business consists of replacement parts for outboard motors. The Company estimates that there are approximately seven million Johnson and Evinrude outboard motors in use, which produce a steady demand for high-margin replacement parts. In addition, in 1996 OMC launched a new value-line of marine accessories under the Nautic Pro brand name. This brand is marketed in part through a new distribution channel of marine and discount retailers, and is priced to compete with other private label and discount brands. Marine parts and accessories comprised approximately 19% and 18% of OMC's sales in fiscal year 1999 and fiscal year 1998, respectively.

   In June 1998, the Company announced that it had entered into a long-term strategic business agreement with Johnson Worldwide Associates, Inc. to supply a range of private-label electric trolling motors designed to the Company's specifications. This arrangement allows the Company to offer its dealers a full line of industry leading electric trolling motors with state-of-the-art technology.

Boats

   The Company's boat brands are among the most recognized in the industry and are one of the market leaders in several categories, including the fishing, aluminum and recreational boat segments. OMC's boat brands are Chris*Craft, Four Winns, Seaswirl, Stratos, Javelin, Hydra-Sports, Lowe and Princecraft. The

Company offers products that cover most segments in the recreational and fishing boat market, from ten foot aluminum boats to 33-foot luxury cruisers, and is one of the largest producers of boats in units and dollars.

   In fiscal year 1998, the Company began rationalizing and realigning its boat brands to lower its manufacturing costs and better focus each of its brands on a particular niche in the boating industry, thereby reducing competition and inefficient overlap amongst its brands. As part of this rationalization plan, the Hydra-Sports brand became the Company's flagship saltwater fishing boat line, the Stratos brand became the Company's top-of-the-line, tournament-style freshwater fishing boat line and the Javelin brand became the Company's entry to mid-level recreational fishing boat line. Production of the Company's Sunbird brand runabout boats for the 1999 model year was suspended, and the Sunbird Neptune series saltwater fishing boat products were incorporated into the Hydra-Sports brand. Hydra-Sports brand freshwater fishing boats and Stratos brand saltwater fishing boats have been discontinued. The Company has realigned its aluminum boat brands by consolidating the most popular models from its Grumman, Roughneck and Sea Nymph lines and incorporating them into the Lowe brand. The Lowe brand is now positioned to offer a full line of aluminum boats.

   The following table provides a brief description of the Company's 2000 model year boat products by category, including product line and trade name, overall length, retail price range, and a brief description of boats manufactured:

 Product Line    Overall       Retail
 & Trade Name   Length(ft) Price Range($)              Description
 ------------   ---------- --------------              -----------
 RECREATIONAL:
 Chris*Craft...   19-32    21,915-150,200 Chris*Craft is one of the world's
                                          most recognized brands in the marine
                                          industry, serving the "prestige"
                                          market for boaters seeking a "top-of-
                                          the-line" boat.
 Four Winns....   17-33    11,900-139,589 Four Winns is the nation's third most
                                          popular boat brand. Four Winns offers
                                          a premium line of family-oriented
                                          recreational boats.
 Seaswirl......   17-26     12,500-65,000 Seaswirl is a mid-priced boat line,
                                          and is one of the leading boat brands
                                          in the Western United States.
 FISHING:
 Stratos.......   16-22     17,047-34,457 Stratos is a performance line of
                                          freshwater fishing boats designed for
                                          the discriminating angler. The line
                                          includes bass and fish-'n-ski boats.
 Javelin.......   17-20     12,533-27,823 Javelin is a value-priced freshwater
                                          fishing boat line. Products include
                                          bass and fish-'n-ski boats.
 Hydra-Sports..   17-30    14,300-101,500 Hydra-Sports is a full line of
                                          saltwater fishing boats designed for
                                          the fishing enthusiast.
 ALUMINUM:
 Lowe..........   10-25        385-22,828 Lowe offers aluminum jon, fishing,
                                          pontoon and deck boats.
 Princecraft...   10-26        382-28,500 Princecraft is a premium line of
                                          aluminum boats manufactured in Canada
                                          and sold throughout North America.
                                          Products include jon, fishing, fish-
                                          'n-ski, pontoon and deck boats.

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

   On July 21, 1995, the Company acquired a majority ownership interest in FICHT GmbH to promote the development and worldwide manufacturing and marketing of the FICHT fuel-injection system. FICHT GmbH was subsequently converted to a limited partnership known as FICHT GmbH & Co. KG (together with any predecessor in interest, "FICHT GmbH"), in which the Company is the general partner and holds a 51% interest and in which members of the Ficht family collectively holds a 49% interest. The partnership agreement contains certain supermajority provisions which provide that the partnership may not sell the business of FICHT GmbH as a whole or in substantial parts, including licensing, sublicensing or sale of patents and other intellectual property related to the FICHT fuel-injection technology, without a unanimous vote of the partners and may not effect certain other actions, including acquisitions of other enterprises, without a majority of 75% of the votes of the partners. All ordinary course of business matters requires only a simple majority vote. As part of the Company's 1995 acquisition of a majority ownership in FICHT GmbH, the 1992 License Agreement was assigned to FICHT GmbH & Co. KG.

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

   Since certain patents related to the FICHT technology have not been formally issued to date by certain foreign jurisdictions, the ultimate term of the 1997 License Agreement cannot be determined until each such unissued patent is issued. However, assuming that none of such unissued patents were to issue, the 1997 License Agreement would expire on December 10, 2017.

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

 OMC/Volvo Stern Drive Joint Venture

   On December 8, 1998 the Company sold its interest in the joint venture Volvo Penta Marine Products L.P. (the "Volvo Penta Joint Venture") to Volvo Penta of the Americas, Inc. ("Volvo"). The joint venture was formed by the Company, AB Volvo Penta and Volvo Penta North America, Inc. in 1993 to manufacture sterndrive engines for boats. Concurrently with the sale of the Company's interest in the Volvo Penta Joint Venture, the Company and Volvo entered into an agreement whereby Volvo will supply to the Company sterndrives through June 30, 2000 and component parts through June 30, 2011 and the Company will supply component parts to Volvo through June 30, 2011.

 Suzuki Agreement

   On June 13, 1997, the Company entered into a five-year Original Equipment Manufacturer Supply/Purchase Agreement with an affiliate of Suzuki Motor Corporation for the purchase of certain four-stroke outboard engines and related parts and accessories. The products are manufactured by Suzuki and marketed and sold under the Evinrude brand.

Sales and Distribution

   The Company believes that it has one of the world's largest marine dealer networks with approximately 5,100 dealers worldwide, approximately 3,600 of the dealers are in North America, and many of them sell both the Company's boats and its engines. The Company's outboard engines and parts and accessories are distributed in the United States and Canada through a dealer network. The majority of those dealers purchase the Company's products directly from the Company. The Company's boats are sold, for the most part, directly to dealerships. Distribution of the Company's products outside the United States and Canada are handled by various divisions and subsidiaries of the Company, which sell to dealers and wholesale distributors throughout the world. The Company's dealership agreements are typically nonexclusive and are executed on an annual basis.

   The Company sponsors various programs to provide its dealers with marketing and financial assistance and to encourage them to offer more of the Company's products. Such programs include "cooperative" advertising, boat-show promotions, dealer rebate programs and "floor plan" financing assistance and various other credit arrangements. In a typical "floor plan" financing arrangement, an institutional lender agrees to provide a dealer with a line of credit in a specified amount for the purchase of inventory, which secures such credit. For certain lenders, the Company agrees to repurchase products up to a specified amount in the event of repossession by the lender upon a dealer's default. The Company's "floor plan" financing arrangements contain provisions, which limit the Company's obligations to a total aggregate of approximately $33 million for a period not to exceed 18 months from the date of invoice. For the fiscal years 1999 and 1998, the Company repurchased approximately $5.7 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations, financial position, and cash flows.

   The Company augments its dealers' marketing efforts by, among other methods, advertising in boating and other recreational magazines, by furnishing displays at regional, national or international boat shows and by sponsoring various fishing tournaments and fishing professionals.

   As part of its sales efforts, the Company actively pursues original equipment manufacturer ("OEM") and pre-rig arrangements relating to its outboard engines. Among the Company's OEM arrangements are those with Mako Marine International, Inc., Smoker Craft, Inc., Alumacraft Boat Company, Triton Boats and Godfrey Conveyer Company. The Company also has pre-rig arrangements with certain boat manufacturers, including Genmar Holdings, Inc., Grady White and Pursuit. Each of these manufacturers has agreed to pre-rig certain of its products for outboard engines sold by OMC to such manufacturer's dealers. In return, OMC pays a fee to the boat manufacturer based on the number of pre-rigged boats sold by the manufacturer.

Manufacturing Operations

   The Company's principal outboard engine manufacturing and assembly facilities are located in Illinois, Wisconsin, Georgia, North Carolina, Mexico, China, Brazil and Hong Kong. In September 1998, the Company announced that it would close its Illinois and Wisconsin facilities by the end of 2000 as more fully discussed below. Its principal boat manufacturing facilities are located in Michigan, Florida, Tennessee, South Carolina, Oregon, Indiana, Missouri, Australia and Canada. See "Item 2--Properties."

   The Company has taken significant steps to improve the efficiency of its manufacturing operations. In February 1998, the Company closed its Old Hickory, Tennessee plant and moved its production to the Company's Murfreesboro, Tennessee plant. In connection with this closure, the Company accrued $1.3 million in severance costs in its allocation of purchase price in connection with the Greenmarine Acquisition. The Murfreesboro plant now focuses on the production of fiberglass, freshwater fishing boats. Concurrently, production of certain of the Company's saltwater fishing boats was moved to the Company's Columbia, South Carolina manufacturing facility. This move focused the Columbia facility exclusively on saltwater fishing boats (Hydrasports) and located production closer to the retail market for these boats.

   In September 1998, the Company announced that, over the next two years, it would be closing its engine manufacturing facilities located in Milwaukee, Wisconsin and Waukegan, Illinois. In connection with these closures, the Company recorded a restructuring charge of $98.5 million in fiscal year 1998. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operation--General" and Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein. As part of the Company's plan to close these facilities, substantially all of the production operations currently conducted at these facilities will be outsourced to third-party vendors. These plant closures will be effected in phases, and the production transfers associated therewith already have begun and are expected to be completed by December 2000.

   The Company has begun several important initiatives aimed at reducing costs in its engine manufacturing facilities. These initiatives include: (i) measures aimed at reducing purchasing costs through consolidation of vendors; (ii) redesign for commonality of components; (iii) improved factory layouts and work flows; (iv) outsourcing of non-core capabilities; and (v) improvements in key quality metrics. The Company has begun implementation of its lean manufacturing strategy at its main outboard engine assembly facility in Calhoun, Georgia. The second phase of this initiative will include implementation at additional manufacturing locations. The Company has also identified vendors for outsourcing of targeted engine components as the move towards "focused" factories continues.

   Most recently, the Company has begun implementation of demand flow technology at its final assembly facility in Calhoun, Georgia. This technology will enable the Company to be more responsive to customer needs and should result in lower work-in- process inventory and required manufacturing floor space.

 Foreign Operations

   For the fiscal years 1999 and 1998, approximately 22%, and 25%, respectively, of the Company's net sales were derived from operations conducted outside the United States. As of December 31, 1999 and December 31, 1998, approximately 4% of the Company's long-lived assets (primarily property, plant and equipment) were located outside the United States. Foreign operations are subject to unique risks that can materially affect sales of the Company and the value of the Company's foreign assets, including currency exchange rate fluctuations, the impact of inflation, government expropriation, exchange controls and other restrictions on the repatriation of earnings, political instability, civil insurrection and other risks. Changes in certain exchange rates could have an adverse effect on the relative prices at which the Company and foreign competitors sell their products in the same market and on the Company's ability to meet interest and principal obligations with respect to its U.S. dollar-denominated debt (see "Item 7A--Quantitative and Qualitative Disclosures About Market Risk"). Similarly, the cost of certain items required in the Company's operations may be affected by changes in the value of the relevant currencies. While the Company hedges certain exposures to foreign currency exchange rate changes arising in the ordinary course of business, there can be no assurance that the Company will be successful and that shifts in currency exchange rates will not have a material adverse effect on the Company. See Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

 Quality Assurance

   The Company maintains rigid quality controls and extensively tests its products and components in each of its manufacturing and assembly facilities. In addition to on-site testing, the Company maintains year-round, on-water testing facilities in Illinois and Florida. The Company continuously monitors and endeavors to improve its quality assurance programs and further intends to expand these programs and motivate its workforce towards achieving increasing quality standards.

Competition

   The Company faces competition on international, national, regional and local levels. Each of the markets in which the Company participates is highly competitive. In addition, the Company faces competition generally from other forms of recreational products and activities such as golf, camping and recreational vehicles. Management believes that the Company is the world's second largest manufacturer of outboard engines, with an approximate 32% share of the United States outboard marine engine market and an estimated 25% share of the worldwide market. Management also believes that the Company is the world's largest manufacturer of aluminum boats and freshwater fiberglass fishing boats, and the third largest manufacturer of recreational boats.

   The marine engine market has high barriers to entry due to the capital investment and technological expertise required in manufacturing marine engines. As a result, the marine engine market is concentrated with two main U.S.-based competitors, OMC and Brunswick Corporation, and three main Japan-based manufacturers, Yamaha Motor Co., Ltd., American Honda Motor Co., Inc. and Suzuki Motor Corporation. There are hundreds of manufacturers of boats, which compete with the Company, the largest of which in the United States are Brunswick, Genmar Industries, Inc. and Tracker Marine, L.P. Many of the Company's competitors in the boat manufacturing industry are smaller, regional builders who may possess cost advantages over the Company's boat manufacturing operations. Although the recreational boat market is fragmented, the top four boat builders (including the Company) accounted for approximately 46% of the U.S. market in 1999 in terms of unit sales.

   Many of the Company's competitors, including Brunswick, Yamaha, and Honda are large, vertically integrated companies that may have greater resources, including financial resources, than the Company. However, the Company believes it is well positioned within the recreational boating industry, as it is one of only two integrated domestic manufacturers of both marine engines and boats. The Company believes that this integration is a competitive advantage as the industry continues to trend towards sales of boat and engine packages.

Intellectual Property

   The Company's engine manufacturing business relies heavily on patented and other proprietary technology. The Company employs a combination of patent, trademark and trade secret laws, together with licenses, confidentiality agreements and other contractual covenants to establish and protect its technology and other intellectual property rights. Wherever legally permissible and appropriate, the Company files applications to acquire its patents and register its trademarks and service marks in the United States and many foreign countries where the Company currently sells its products or could reasonably be expected to sell products in future years. There can be no assurance that the patent applications submitted by the Company or its licensors will result in patents being issued or that, if issued, such patents or pre-existing patents will afford adequate protection against competitors with similar technology. There can also be no assurance that any patents issued to or licensed by the Company will not be infringed upon or designed around by others, that others will not obtain patents that the Company will need to license or design around, that the Company's products will not inadvertently infringe upon the valid patents of others or that others will not manufacture and distribute the Company's patented products upon expiration of such patents. In addition, there can be no assurance that key patents of the Company will not be invalidated or that the Company or its licensors will have adequate funds to finance the high cost of prosecuting or defending patent validity or infringement issues.

   In March 1998, the Company received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150-horsepower engines infringed two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. In May 1999, the Company entered into a non-assert agreement with Orbital relative to engines sold by OMC and its licensees, which use FICHT fuel injection. Under the terms of the agreement, the Company will make certain payments to Orbital for the use of the patents and all foreign counterparts, as well as certain other patents, identified in the agreement. Under the terms of the agreement, the Company is not precluded from developing FICHT fuel injection for any application.

   The Company also uses a number of trade names and trademarks in its business, including Chris*Craft, Evinrude, FFI, FICHT, FICHT Ram Injection, Four Winns, Grumman, Hydra-Sports, Javelin, Johnson, Lowe, OMC, Princecraft, Roughneck, Sea Horse, Sea Nymph, Seaswirl and Stratos. Wherever legally permissible and appropriate, the Company files applications to register its trademarks and service marks in the United States and many foreign countries where the Company currently sells its products or could reasonably be expected to sell products in future years.

   The Company has license agreements with FICHT GmbH & Co. KG (a majority-owned subsidiary of the Company), Chris Craft Industries, Inc. and Northrop Grumman Corporation. The Company has an exclusive, worldwide license with its majority-owned subsidiary FICHT GmbH for the marine industry for the FICHT fuel-injection system. This license is royalty bearing and is active for the duration of each patent existing at the time that the license agreement was executed in April 1992 or filed within one year thereafter. The Company also has an exclusive, worldwide license with its majority-owned subsidiary FICHT GmbH for all non-automotive applications of the FICHT fuel-injection technology. This license is royalty bearing and is active for the duration of each patent existing at the time that the license agreement was executed in February 1997 or filed within one year thereafter. The Company's license with Chris Craft Industries, Inc. is an exclusive, perpetual, royalty bearing license to the Chris*Craft trade name and trademark for boats and certain boat products worldwide. This license continues in perpetuity as the terms of the license are complied with. The Company's Grumman license is an exclusive, royalty-free license to use the Grumman trade name and trademark for recreational aluminum boats and canoes in territories, which include the United States and Europe. This license expires on December 31, 2009, however it is subject to unlimited ten-year renewal terms at the Company's option.

Research and Development

   In the fiscal years 1999 and 1998, OMC spent $42.2 million and $36.8 million, respectively, on research and development, and related engineering activities, for the development of new products and improvement of existing products, including the FICHT fuel-injection technology. All of these activities were financed by OMC.

   The EPA has adopted regulations governing emissions from marine engines. The regulations relating to outboard engines phase in over nine years, beginning in model year 1998 and concluding in model year 2006. With respect to personal watercraft, the regulations phase in over eight years, beginning in model year 1999 and concluding in model year 2006. Marine engine manufacturers are required to reduce hydrocarbon emissions from outboard engines, on average, by 8.3% per year beginning with the 1998 model year, and emissions from personal watercraft by 9.4% per year beginning in model year 1999. In 1994, the Company announced Project LEAP, a project to develop new low-emission technologies and to convert its entire outboard product line to low-emission products within the next decade. To date, the Company estimates that it has spent approximately $65 million on Project LEAP, including the introduction of its new FICHT fuel-injection technology and four-stroke outboard engines. By the year 2006, the Company is expected to have expended an aggregate of approximately $90.0 million to meet the EPA's new emission standards. Compliance with these standards adds cost to the Company's engine products in the short-term. However, this situation is not seen as a major deterrent to sales since value will be added to its products at the same time that the entire industry is faced with developing solutions to the same regulatory requirements. The Company believes this situation will not have a material impact on future results of operations or the financial condition of the Company.

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

   The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA" or "Superfund") and earlier state laws impose joint, strict, and several liability on (i) owners or operators of facilities at, from, or to which a release of hazardous substances has occurred, (ii) parties who generated hazardous substances that were released at such facilities and (iii) parties who transported or arranged for the transportation of hazardous substances to such facilities. A majority of states have adopted Superfund statutes comparable to, and in some cases more stringent than, CERCLA. The Company has been notified that it is named a potentially responsible party ("PRP") at various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, as a PRP, the Company can be held jointly and severally liable for all environmental costs associated with a site.

   Once the Company becomes aware of its potential liability at a particular site, it uses its experience to determine if it is probable that a liability has been incurred and whether or not the amount of the loss can be reasonably estimated. Once the Company has sufficient information necessary to support a reasonable estimate or range of loss for a particular site, an amount is added to the Company's aggregate environmental contingent liability accrual. The amount added to the accrual for the particular site is determined by analyzing the site as a whole and reviewing the probable outcome for the remediation of the site. This is not necessarily the minimum or maximum liability at the site but, based upon the Company's experience, most accurately reflects the Company's liability based on the information currently available. The Company takes into account the number of other participants involved in the site, their experience in the remediation of sites and the Company's knowledge of their ability to pay. As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental closedown costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At December 31, 1999, the Company has an accrual of approximately $23 million for costs relating to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. It is reasonably possible that a change in this estimate could occur in the near term. In addition, the Company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $16.0 million at December 31, 1999. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities. Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Therefore, the Company believes the accruals accurately reflect the Company's liability based upon current information.

   On December 10, 1998 the California Air Resources Board ("CARB") adopted emissions standards for outboard engines and personal watercraft sold in the State of California that would require compliance with the EPA's year 2006 emissions standards in 2001, and significantly more stringent standards in 2004 and 2008. All manufacturers of outboard engines and personal watercraft will be affected by the regulations. While the Company has not been able to fully assess the impact that such standards will have on its business, the Company has begun to assess possible responses to these standards, including a possible legal challenge. The Company's FICHT fuel-injection and four-stroke outboard engines currently comply with CARB's 2001 standards. In addition, based on current technology, CARB's year 2008 standards would require the Company to turn to untested technologies in an attempt to achieve compliance. The California market represents only an approximate 3% of the Company's North American sales of outboard engines.

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

   In October 1996, the American Institute of Certified Public Accountants issued Statement of Position 96-1 ("SOP 96-1"), "Environmental Remediation Liabilities", which provides authoritative guidance on the recognition, measurement, display and disclosure of environmental remediation liabilities. The Company adopted SOP 96-1 in the quarter ended September 30, 1997. The adoption required the Company to accrue for future normal operating and maintenance costs for site monitoring and compliance requirements at particular sites. The initial expense for implementation of SOP 96-1 was $7.0 million, charged to selling, general and administrative expense in the quarter ended September 30, 1997. See Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

Raw Materials

   The principal raw materials required in the Company's manufacturing operations are aluminum, resin and fiberglass, all of which are purchased at competitive or prevailing market prices. The Company has supply arrangements for the purchase of resin and aluminum. From time to time, the Company has also purchased commodity options to hedge anticipated price fluctuations with respect to purchases of aluminum. See "Item 7A--Quantitative and Qualitative Disclosures About Market Risk" and Note 10 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein. The Company believes that adequate sources of supply exist and will continue to exist, at competitive prices, for all of the Company's raw material requirements.

Employees

   As of December 31, 1999, approximately 6,335 people were employed worldwide (5,713 domestic) by OMC and its subsidiaries, consisting of 1,209 salaried and 5,126 hourly employees. Approximately 16% of the Company's employees are represented by one of three unions. The Laborers International Union of North America ("LIUNA") represents approximately 457 employees at the Calhoun, Georgia facility; the Independent Marine Machinists Association ("IMMA") represents approximately 334 employees at the Waukegan, Illinois facility; and the United Steel Workers of America ("USWA") represents approximately 244 employees at the Milwaukee, Wisconsin facility. The Company's agreements with the LIUNA, IMMA and USWA are effective through September 30, 2000, December 31, 2000 or the closing of the facility, and March 31, 2000 or the closing of the facility, respectively. The Company believes that its labor relations are satisfactory.

   In connection with the Company's planned closure of its manufacturing facilities in Milwaukee, Wisconsin and in Waukegan, Illinois, the Company's workforce will be reduced by approximately 950 salaried and hourly employees by the end of such closure period. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

Item 2. Properties

   The following table sets forth the Company's material facilities as of December 31, 1999.

                                                             Owned or Leased     Square
        Location                 Facility Type/Use          (lease expiration)   Footage
        --------                 -----------------          ------------------   -------
Waukegan, IL............ Worldwide headquarters; outboard
                          engine component manufacturing          Owned         1,519,000
Delavan, WI............. Outboard engine component
                          manufacturing                     Leased (Aug. 2006)     40,000
Milwaukee, WI........... Outboard engine component
                          manufacturing                           Owned           375,000
Burnsville, NC.......... Outboard engine component
                          manufacturing                           Owned           290,000
Spruce Pine, NC......... Outboard engine component
                          manufacturing                           Owned           100,000
Andrews, NC............. Outboard engine component
                          manufacturing                           Owned           150,000
Calhoun, GA............. Outboard engine assembly                 Owned           356,000
Beloit, WI.............. Worldwide parts and accessories
                          distribution center                     Owned           483,000
Waukegan, IL............ Distribution center                Leased (Jan. 2003)     30,000
Morrow, GA.............. Distribution center                      Owned            86,000
Parsippany, NJ.......... Distribution center                      Owned            88,000
Dallas, TX.............. Distribution center                      Owned            86,000
Kent, WA................ Distribution center                Leased (Dec. 2000)     56,000
Cadillac, MI............ Boat manufacturing                       Owned           368,000
Lebanon, MO............. Boat manufacturing                       Owned           227,000
Murfreesboro, TN........ Boat manufacturing                       Owned           275,000
Columbia, SC............ Boat manufacturing                       Owned           223,000
Culver, OR.............. Boat manufacturing                       Owned           235,000
Syracuse, IN............ Boat manufacturing                       Owned           271,000
Sarasota, FL............ Boat manufacturing                       Owned           153,000
Princeville, Quebec,     Boat manufacturing
 Canada.................                                          Owned           417,000
Juarez, Chihuahua,       Outboard engine component
 Mexico.................  manufacturing                           Owned           200,000
Dongguan, China......... Outboard engine component
                          manufacturing                     Leased (Apr. 2002)     65,000
Hong Kong............... Outboard engine and component
                          manufacturing and distribution
                          center                                  Owned           361,000
Manaus, Brazil.......... Outboard engine and component
                          assembly and fabrication          Leased (Aug. 2001)     46,000
Campinas, Brazil........ Office; distribution center        Leased (Aug. 2000)     15,000
Yatala, Australia....... Boat manufacturing and assembly          Owned            37,000
Bankstown, Australia.... Office; distribution center        Leased (Dec. 2004)     54,000
Gent, Belgium........... Office; warehouse                  Leased (Apr. 2003)    122,000
Bankstown, Australia.... Office; warehouse                  Leased (Apr. 2001)     54,000
Stuart, FL.............. Engineering test center                  Owned            53,000

Item 3. Legal Proceedings

   The Company is engaged in a number of legal proceedings arising in the ordinary course of business. While the result of these proceedings cannot be predicted with any certainty, based upon the information presently available, the Company is of the opinion that the final outcome of all such proceedings should not have a material adverse effect on the financial condition or the results of operations of the Company. See also "Item 1--Business-- Environmental Matters."

   Products sold or serviced by the Company may expose it to potential liability for personal injury or property damage claims relating to the use of those products. Historically, the resolution of product liability claims has not materially affected the Company. The Company maintains a Domestic Products Liability/Protection and Indemnity Self-Insured Retention Program. Currently, the Company has a Self-Insured Retention for any one accident or occurrence of $1,250,000 (indemnity only) with an $8,000,000 per year aggregate. Product liability claims occurring outside the United States are covered by insurance with a limit of $1,000,000 per occurrence, $2,000,000 aggregate. In the event that the underlying product liability insurance or retentions are exhausted, there is excess coverage up to $100,000,000 per occurrence and in the aggregate.

   See Note 17 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

Item 4. Submission of Matters to a Vote of Security Holders

   During the fiscal year ended December 31, 1999, there were no matters submitted to a vote of security holders.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

   There were two record holders of common stock of OMC at December 31, 1999. There is no established public trading market for the Company's common stock. During fiscal year 1999, the Company granted an aggregate of 596,000 options to 143 employees.

Item 6. Selected Financial Data

   The following summary represents certain financial information for the twelve months ended December 31, 1999, and December 31, 1998, the three months ended December 31, 1998 and December 31, 1997, and the three fiscal years ended September 30, 1998, 1997, and 1996.

                                             Post-Merger Company                     Pre-Merger Company
                          ---------------------------------------------------------- --------------------
                                                       At or for the
                          At or for the At or for the  three months    At or for the    At or for the
                           fiscal year  twelve months      ended        fiscal year  fiscal years ended
                              ended         ended      December 31,        ended        September 30,
                          December 31,  December 31,  ---------------- September 30, --------------------
                              1999        1998 (1)     1998   1997 (1)     1998      1997 (3)     1996
                          ------------- ------------- ------  -------- ------------- --------------------
                                   (Dollars in millions, except per share amounts and ratios)
Net sales...............    $1,110.9      $1,015.6    $199.4   $209.5    $1,025.7    $   979.5  $ 1,121.5
Net earnings (loss).....         8.2        (180.5)    (47.1)   (17.1)     (150.5)       (79.1)      (7.3)
Average number of shares
 of common stock
 outstanding and common
 stock equivalents, if
 applicable.............        20.4          20.4      20.4     20.4        20.4         20.2       20.1
Per average share of
 common stock:
 Net earnings (loss)
 Basic..................        0.40         (8.85)    (2.31)   (0.84)      (7.38)       (3.91)     (0.36)
 Diluted................        0.40         (8.85)    (2.31)   (0.84)      (7.38)       (3.91)     (0.36)
 Dividends declared per
  share.................         --            --        --       --          --          0.20       0.40
Total assets (2)(4).....       848.4         874.2     874.2    938.9       907.2      1,011.6      836.8
Long-term debt,
 excluding current
 maturities.............       241.4         247.0     247.0    102.8       247.9        103.8      177.6
Other data:
 Net cash provided by
  (used for) operating
  activities............        40.6          44.3     (53.0)   (36.6)      (60.7)        (9.2)      91.1
 Net cash provided by
  (used for) investing
  activities............       (42.5)        (28.2)     (9.6)    (5.4)      (24.0)       (26.1)     (50.5)
 Net cash provided by
  (used for) financing
  activities............        12.1         (26.6)     30.9     12.0       (45.5)        (3.7)      (2.9)
Depreciation and
 amortization (including
 amortization of debt
 discount)..............        52.1          50.0      12.4     12.5        50.1         57.0       54.7
Amortization of debt
 discount...............         1.5           0.6       0.1      0.3         0.8          2.7        0.8
Capital expenditures....        48.5          43.2      15.1      6.3        34.4         36.3       52.7

--------
(1) Unaudited financial data for the twelve months ended December 31, 1998 and the three months ended December 31, 1997 have been included for comparative purposes.
(2) Total assets at December 31, 1999, December 31, 1998, December 31, 1997, September 30, 1998 and September 30, 1997 are not comparable with 1996 due to the application of purchase accounting. See "Item 7--Management's Discussion and Analysis of Financial Condition and Results of Operations."
(3) September 30, 1997 data includes Post-Merger Company data for total assets and long-term debt.
(4) Certain historical amounts have been reclassed to conform with the 1999 presentation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion should be read in conjunction with the more detailed information and Consolidated Financial Statements of the Company, together with the notes thereto, included in Item 8 elsewhere herein.

General

   Effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31. Therefore, for example, references herein to fiscal 1998 or fiscal year 1998 refer to the Company's fiscal year ended September 30, 1998 whereas references to fiscal 1999 or fiscal year 1999 refer to the Company's fiscal year ended December 31, 1999.

   Industry Overview. According to data published by the NMMA, the recreational boating industry generated approximately $23 billion in domestic retail sales in 1999, including approximately $12 billion in sales of boats, engines, trailers and accessories. In addition, according to statistics compiled by the U.S. Department of Commerce, recreational products and services represent one of the fastest growing segments of U.S. expenditures.

   Cyclicality; Seasonality; Weather Conditions. The recreational marine industry is highly cyclical. Industry sales, including sales of the Company's products, are closely linked to the conditions of the overall economy and are influenced by local, national and international economic conditions, as well as interest rates, consumer spending, technology, dealer effectiveness, demographics, fuel cost and availability and government regulations. In an economic downturn, consumer discretionary spending levels are reduced, often resulting in disproportionately large declines in the sale of relatively expensive items such as recreational boats. Similarly, rising interest rates could have a negative impact on consumers' ability, or willingness to obtain financing from lenders, which could also adversely affect the ability of the Company to sell its products. Even if prevailing economic conditions are positive, consumer spending on non-essential goods such as recreational boats can be adversely affected due to declines in consumer confidence levels. According to data published by the NMMA, total unit sales of outboard boats in the United States fell from a high of 355,000 units in 1988 to 192,000 units in 1992, while total unit sales of outboard engines in the United States fell from a high of 460,000 units to 272,000 units during the same time period. The sales decline in the marine industry during this period was the worst such decline in the last 30 years. According to data published by the NMMA, 1998 annual U.S. purchases of boats and engines were 305,000 and 314,000, respectively. In 1999, U.S. unit sales of boats and engines increased to 345,000 and 331,900, respectively.

   The recreational marine industry, in general, and the business of the Company are seasonal due to the impact of the buying patterns of dealers and consumers. The Company's peak revenue periods historically have been its fiscal quarters ended June 30 and September 30, respectively. Accordingly, the Company's receivables, inventory and accompanying short-term borrowing to satisfy working capital requirements are usually at their highest levels in the Company's fiscal quarter ended March 31 and decline thereafter as the Company's products enter the peak consumer selling seasons. Short-term borrowings averaged $56.8 million in fiscal year 1999, with month-end peak borrowings of $80.0 million in March 1999. Because of the seasonality of the Company's business, the results of operations for any fiscal quarter are not necessarily indicative of the results for the full year. Additionally, an event which adversely affects the Company's business during any of these peak periods could have a material adverse effect on the Company's financial condition or results of operations for the full year.

   The Company's business is also affected by weather patterns, which may adversely impact the Company's operating results. For example, excessive rain during the Spring and Summer, the peak retail sales periods, or unseasonably cool weather and prolonged winter conditions, may curtail customer demand for the Company's products. Although the geographic diversity of the Company's dealer network may reduce the overall impact on the Company of adverse weather conditions in any one market area, such conditions may continue to represent potential adverse risks to the Company's financial performance.

   Acquisition by Greenmarine Holdings LLC. On September 12, 1997, Greenmarine Holdings acquired control of approximately 90% of the then outstanding shares of common stock (the "Pre-Merger Company Shares") of the Company through an $18.00 per share tender offer pursuant to Greenmarine Holdings' Offer to Purchase dated August 8, 1997 (the "Tender Offer"). On September 30, 1997, Greenmarine Holdings acquired the untendered Pre-Merger Company Shares by merging its acquisition subsidiary (i.e., Greenmarine Acquisition Corp.) with and into the Company (the "Merger", and together with the Tender Offer, the "Greenmarine Acquisition"). As a result of the Merger, the Company became a wholly-owned subsidiary of Greenmarine Holdings; each untendered Pre-Merger Company Share outstanding immediately prior to the Merger was converted into the right to receive a cash payment of $18.00 per share; and 20.4 million shares of new common stock of the Company were issued to Greenmarine Holdings. The Greenmarine Acquisition was completed for aggregate consideration of approximately $373.0 million and has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to assets acquired and liabilities assumed based on fair market values at the date of acquisition (i.e., September 30, 1997). In the opinion of management, accounting for the purchase as of September 30, 1997 instead of September 12, 1997 did not materially affect the Company's results of operations for fiscal 1997. The fair values of tangible assets acquired and liabilities assumed were $883.6 million and $817.8 million, at September 30, 1997, respectively. In addition, $83.9 million of the purchase price was allocated to intangible assets for trademarks, patents and dealer network. The final excess purchase price over fair value of the net assets acquired was approximately $120 million and has been classified as goodwill in the Statement of Consolidated Financial Position at September 30, 1998.

   Market Share. Since 1997, the Company has seen a slight decrease in its twelve month rolling domestic outboard engine market share from 33% as of December 31, 1997 to 32% as of December 31, 1999, and a decline in its domestic boat market share from 20% to 9% for the same period. The primary causes have been the loss of key customers to competitors and the rationalization of boat brands. In addition, competitors have offered products in certain categories for which the Company does not have a competitive product. Although there can be no assurance that the Company will be able to reverse the decline in market share the Company is confident that its strategies for future products, combined with those products currently being offered, such as FICHT, will improve its market share.

   Introduction of FICHT Engines; General. In fiscal year 1997, the Company became aware of certain performance issues associated with its FICHT engines. In April 1998, the Company began to identify the causes of these performance issues and an upgrade kit was prepared and distributed. This upgrade kit included certain performance enhancements to the FICHT engines, including, among other things, improvements to the mapping contained in the software of the engine-management module. The Company established a reserve for the costs associated with the correction of the identified problems in fiscal year 1998, which resulted in an approximate $7.0 million increase in the Company's warranty reserve for fiscal year 1998. In January 1999, the Company completed its analysis and determined that certain further technological improvements were needed to improve the overall performance of the FICHT engines. As part of this strategy, an upgrade kit for previously sold models, that contained additional performance enhancements to the FICHT engines, was provided to dealers in April 1999. The Company recorded costs for upgrade kits of $4.3 million and $1.2 million for the quarters ended December 31, 1998 and March 31, 1999, respectively. The Company believes these upgrade kits will significantly improve the overall performance of 1998 and 1999 model year FICHT fuel injected engines. To demonstrate the Company's confidence in the FICHT fuel injected engines as improved by the upgrade kits, the Company provided a limited warranty extension on certain components from two to three years on all 1999 model FICHT fuel injected engines purchased between January 1, 1999 and March 31, 1999 and also on those purchased by June 30, 1999 and registered by July 15, 1999. In addition, the Company implemented engine modifications and changes in production for the affected FICHT models. These engine modifications and production changes were implemented during a planned two-week suspension of the

Company's operations at certain of its engine-manufacturing facilities in March 1999. Finally, on May 13, 1999, the Company announced an all-new line of Evinrude two-stroke direct injection outboards with FICHT Ram injection technology for model year 2000. These engines reflect certain further design refinements and improved methods of production.

   In March 1998, the Company received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150 horsepower engines infringed two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. In May 1999, the Company entered into a non-assert agreement with Orbital relative to engines sold by OMC and its licensees which used FICHT fuel injection. Under the terms of the agreement, the Company will make certain payments to Orbital for use of the patents and all foreign counterparts, as well as certain other patents, identified in the agreement. Under the terms of the agreement, the Company is not precluded from developing FICHT fuel injection for any application.

Results of Operation

   The following table sets forth, for the periods indicated, selected financial information expressed in dollars (millions) and as a percentage of net sales:

                               Twelve Months ended              Three Months ended               Fiscal years ended
                                  December 31,                     December 31,                     September 30,
                          --------------------------------   -----------------------------   -------------------------------
                                                1998                             1997
                               1999         (unaudited)          1998        (unaudited)          1998             1997
                          ---------------  ---------------   -------------   -------------   ---------------   -------------
Net sales.........        $1,110.9  100.0% $1,015.6  100.0%  $199.4  100.0%  $209.5  100.0%  $1,025.7  100.0%  $979.5  100.0%
Cost of goods
 sold.............           881.0   79.3     802.6   79.0    180.7   90.6    171.7   82.0      793.6   77.4    822.0   83.9
                          --------  -----  --------  -----   ------  -----   ------  -----   --------  -----   ------  -----
Gross earnings....           229.9   20.7     213.0   21.0     18.7    9.4     37.8   18.0      232.1   22.6    157.5   16.1
Selling, general
 and
 administrative
 expense..........           207.2   18.7     279.7   27.5     62.3   31.2     48.8   23.3      266.2   26.0    219.9   22.5
Restructuring
 charge (income)..           (14.1)  (1.3)     98.5    9.7      --     --       --     --        98.5    9.6      --     --
Change in control
 expenses-compensation..       --     --        --     --       --     --       --     --         --     --      11.8    1.2
                          --------  -----  --------  -----   ------  -----   ------  -----   --------  -----   ------  -----
Earnings (loss)
 from operations..            36.8    3.3    (165.2) (16.2)   (43.6) (21.8)   (11.0)  (5.3)    (132.6) (13.0)   (74.2)  (7.6)
Non-operating
 expense, net.....            18.0    1.6      12.7    1.3      3.5    1.8      5.3    2.5       14.5    1.4      2.1    0.2
Provision for
 income taxes.....            10.6    1.0       2.6    0.3      --     --       0.8    0.4        3.4    0.3      2.8    0.3
                          --------  -----  --------  -----   ------  -----   ------  -----   --------  -----   ------  -----
Net earnings
 (loss)...........        $    8.2    0.7% $ (180.5) (17.8)% $(47.1) (23.6)% $(17.1)  (8.2)% $ (150.5) (14.7)% $(79.1)  (8.1)%
                          ========  =====  ========  =====   ======  =====   ======  =====   ========  =====   ======  =====

Twelve Months Ended December 31, 1999 Compared to the Twelve Months Ended December 31, 1998.

   Net Sales. Net sales were $1,110.9 million in 1999 as compared to $1,015.6 million in 1998, representing an increase of $95.3 million or 9.4%. During this time period, the Company's worldwide engine sales, including parts and accessories increased 4.7% while boat sales increased 16.8%. The increase in engine sales was due primarily to increased domestic unit sales of both low-emission and traditional carburated engines offset partially by lower international sales due primarily to continued softness in Latin America. The increase in boat sales was due to increased consumer demand for the Company's fishing, recreational and aluminum boats, particularly, larger boat models.

   Cost of Goods Sold. Cost of goods sold for 1999 was $881.0 million as compared to $802.6 million in 1998, an increase of $78.4 million or 9.8%. Gross earnings for 1999 were 20.7% of net sales while gross earnings for 1998 were 21.0% of net sales. The reduction in the gross earnings percentage for the year was due to i) higher price allowances offered to dealers due to competitive pricing pressures and ii) operational inefficiencies at the engine plants that resulted in lower overhead absorption. These factors were partially offset by lower warranty and product liability expense in the current year resulting from improved claims experience.

   Selling, General and Administrative ("SG&A"). SG&A expense for 1999 was $207.2 million versus $279.7 million in 1998 representing a decrease of $72.5 million or 25.9%. The decrease in SG&A expense was due primarily to the following: i) a curtailment gain of $15.0 million recorded in the second and third quarters of 1999 to reflect the impact of the changes made to the pension and postretirement medical plans as discussed in Note 12, ii) $17.6 million in expenses associated with implementing the Company's boat group reorganization plan which were recorded in 1998, and iii) environmental and other contingency costs recorded in 1998. Finally, the reduction in SG&A expense is also due to the continued focus on reducing discretionary expenditures across the Company.

   Restructuring Charge. On September 24, 1998, the Company announced that it would be closing its Milwaukee, Wisconsin and Waukegan, Illinois facilities by the end of the year 2000. A restructuring charge of $98.5 million was recognized in the fourth quarter of fiscal 1998 that included charges for the costs associated with closing the two facilities, and the related employee termination benefits for approximately 950 employees. In 1999, the Company completed its negotiations of the closing agreements with the unions representing the Milwaukee and Waukegan workers, respectively. These changes resulted in changes to the post-retirement medical and pension plans for union employees. The changes required a decrease in the previously recorded restructuring charge of $14.1 million. See Note 4 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein. The Company plans to outsource substantially all of the manufacturing of parts currently produced by these two facilities to third party vendors or transfer such production to other facilities of the Company. The Company has already transferred the manufacture of substantially all of the manufactured products from the Milwaukee facility and certain components, accessories and service parts from the Waukegan facility and continues to obtain and review proposals from vendors in anticipation of outsourcing the remainder of production. The Company anticipates substantial completion of the restructuring plan by the end of year 2000. As of December 31, 1999, the Company has incurred $1.0 million against the restructuring charge established in the prior fiscal year. The remaining balance will be spent in 2000 and 2001 as the plants are closed in 2000 and facilities are subsequently sold, accordingly. As part of its outsourcing efforts, the Company is negotiating with a potential vendor for the lease of space in one of its facilities in connection with this vendor possibly assuming the production of the facility. Although there can be no assurance, if the Company is successful in its negotiations, there would be a reduction of the employee severance and other costs previously recorded as part of the restructuring charge for the closure of this facility. The Company anticipates having more information regarding the negotiations early in the second quarter of 2000.

   Earnings/(Loss) from Operations. Earnings from operations for 1999 was $36.8 million or 3.3% of net sales versus a loss in 1998 of $165.2 million representing an increase of $202.0 million. This increase is due to the reasons discussed above including the increase in sales volume, the decrease in SG&A expense, and the restructuring charge recorded in 1998.

   Non-Operating Expense (Income). Interest expense decreased to $23.1 million in 1999 from $29.2 million in the twelve months ended December 31, 1998, a decrease of $6.1 million. The decrease in interest expense was due primarily to a tax-related interest accrual adjustment of $8.2 million in 1999 as a result of a favorable IRS tax audit. Other non-operating income was $5.1 million in 1999 versus $16.5 million in 1998. This decrease in non-operating income was due primarily to the Company selling its interest in the joint venture Volvo Penta Marine Products L.P. to Volvo Penta of the Americas, Inc. ("Volvo") on December 8, 1998 and the Company no longer participating in the earnings of the joint venture following the sale. In addition, the decrease in other income was due to higher foreign exchange losses as a result of certain foreign currencies appreciation against the dollar from 1998 to 1999.

   Provision for Income Taxes. The provision for income taxes was $10.6 million in 1999 as compared to $2.6 million in 1998. The provision for income taxes for fiscal 1999 resulted from expected taxes payable less tax benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not expected to be realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

   Net Sales. Net sales were $199.4 million in the three months ended December 31, 1998; a decrease of $10.1 million or 4.8% from $209.5 million in the three months ended December 31, 1997. Worldwide engine sales in the December 31, 1998 quarter were lower than in the comparable quarter in 1997 due primarily to lower demand for certain of the Company's outboard engines, loss of business with certain dealers and increased promotional pricing offered by competitors. International engine sales were also lower than the prior year period due to increased competition in Australia and deteriorating economic conditions in Latin America and Asia. In addition, boat sales were slightly lower than last year primarily as a result of the Company discontinuing certain product lines in the second and third quarters of fiscal year 1998.

   Cost of Goods Sold. Cost of goods sold increased to $180.7 million in the three months ended December 31, 1998 from $171.7 million in the three months ended December 31, 1997, an increase of $9.0 million or 5.2%. Cost of goods sold was 90.6% of net sales during the three months ended December 31, 1998 as compared with 82.0% of net sales during the comparable period in 1997. The increase in cost of goods sold as a percent of net sales was primarily due to a $8.6 million increase in warranty expense in the period related primarily to actions taken by the Company to address certain performance issues identified with the Company's FICHT engines, including a reserve for upgrade kits that are being provided in April 1999 for previously sold FICHT engines and a limited warranty extension, from two to three years, on FICHT engines sold by dealers to customers between January 1, 1999 and March 31, 1999. See "--General-- Introduction of FICHT Engines; General" above.

   Selling, General and Administrative ("SG&A"). SG&A expense increased to $62.3 million in the three months ended December 31, 1998 from $48.8 million in the three months ended December 31, 1997, an increase of $13.5 million or 27.7%. The increase is due primarily to higher selling expense of approximately $6.0 million during the three months ended December 31, 1998 related to new sales promotions and increased advertising expenses for the Company's new model year engines and boats. The SG&A expenses increase was also due in part to costs related to a number of actions incurred during the December 31, 1998 quarter, including charges resulting from the Company's efforts to eliminate old and discontinued boat models in dealer channels and to reduce field engine inventories held by dealers. The aggregate amount of theses charges was $4.1 million. Finally, the Company incurred approximately $2.9 million in costs associated with its Year 2000 compliance initiatives in the period ended December 31, 1998. The Company did not incur this type of Year 2000 compliance costs in the comparable period during 1997.

   Loss from Operations. Loss from operations was $43.6 million in the three months ended December 31, 1998 compared with a loss of $11.0 million in the three months ended December 31, 1997, an increase of $32.6 million. The increase in the loss from operations was primarily attributable to the decrease in sales as well as increases in certain components of costs of goods sold and SG&A expense as described above.

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

   Provision for Income Taxes. No provision for income taxes was made in the three months ended December 31, 1998 as compared to a $0.8 million provision in the three months ended December 31, 1997. The provision for income taxes for the three months ended December 31, 1997 resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Fiscal Year Ended September 30, 1998 Compared to Fiscal Year Ended September 30, 1997

   Net Sales. Net sales increased to $1,025.7 million in fiscal year 1998 from $979.5 million in the fiscal year 1997, an increase of 4.7%. The Company's sales increase was attributable primarily to higher volume sales in the United States of marine engines in fiscal year 1998, resulting in a 25% increase in net sales as compared to fiscal year 1997. The increase in U.S. marine engine sales in 1998 was partially offset by reductions in international sales due to the poor economic conditions in Asia and due to tighter credit controls in Russia. Engine sales were lower in the first half of fiscal 1997 as a result of the Company's program to reduce engine production in order to assist dealers in lowering inventory levels. In the first quarter of fiscal 1997, the Company suspended production of many of its larger engines for nearly a month in order to make changes to equipment and processes necessary in order to significantly improve the quality of those engines. Finally, boat sales declined, as planned, by approximately 5% due to certain model and brand eliminations.

   Cost of Goods Sold. Cost of goods sold decreased to $793.6 million in fiscal year 1998 from $822.0 million in fiscal year 1997, a decrease of $28.4 million or 3.5%. Cost of goods sold was 77.4% of net sales in fiscal year 1998 as compared with 83.9% of net sales in fiscal year 1997. The improvements in the Company's gross margin in fiscal year 1998 reflected increased manufacturing efficiencies at engine and boat plants and a better absorption of fixed costs, due primarily to higher engine sales volume. In addition, in fiscal 1997, the Company's cost of goods sold was impacted negatively by the production suspension discussed above.

   Selling, General and Administrative ("SG&A") Expense. SG&A expense increased to $266.2 million in fiscal year 1998 from $219.9 million in fiscal year 1997, an increase of $46.3 million or 21.1%. SG&A expense as a percentage of net sales increased to 26.0% in fiscal year 1998 from 22.5% in fiscal year 1997. SG&A expense increased in fiscal year 1998 due primarily to: (i) $10.9 million for estimated legal expenses, (ii) $2.8 million in compensation expense primarily related to forfeitures resulting from the termination of an executive's employment agreement with a former employer in connection with the Company's hiring the executive concurrently with the acquisition of the Company by Greenmarine Holdings, and (iii) $17.6 million of expenses associated with implementing the Company's boat group reorganization plan. Additionally, the SG&A expense in the current fiscal year reflected higher amortization of goodwill and intangibles due to purchase accounting. Finally, the Company recognized approximately $7.0 million in additional expenses in fiscal year 1998 associated with its marketing and advertising of model year 1999 boats and engines.

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

   Change in Control Expenses. In fiscal year 1997, the Company recorded $11.8 million in compensation expenses associated with certain officer agreements and the executive incentive plan, which required settlement payments to certain current and former management team members at the time of the Greenmarine Acquisition.

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

   Non-Operating Expense, Net. Interest expense increased to $30.1 million in fiscal year 1998 from $16.2 million in fiscal year 1997, an increase of $13.9 million. The increase resulted from the new debt structure in place after the Greenmarine Acquisition (see "--Financial Condition; Liquidity and Capital Resources" below). Other non-operating income was $15.6 million in fiscal year 1998 compared to $14.1 million in fiscal year 1997. The non-operating income in fiscal year 1998 included interest income of $4.3 million, gains from disposition of certain fixed assets of $2.9 million, income from the Company's interest in the Volvo joint venture of $4.8 million, and favorable foreign exchange transactions of $0.7 million. The non-operating income in fiscal year 1997 included an insurance recovery and a lawsuit settlement ($10.7 million), income from the Company's interest in the Volvo joint venture of $7.2 million, as well as gains on disposition of fixed assets ($5.8 million), which was offset by $15.1 million in expenses associated with the Greenmarine Acquisition. These expenses included $7.5 million in payments to a potential buyer of the Company for "breakage fees" as a result of the Company being acquired by Greenmarine Holdings. See Note 14 of the Notes to the Consolidated Financial Statements contained in Item 8 elsewhere herein.

   Provision for Income Taxes. The provision for income taxes was $3.4 million in fiscal year 1998 and $2.8 million in fiscal year 1997. The provision for income taxes for fiscal year 1998 and 1997 resulted from expected taxes payable less tax benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not deemed realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

Financial Condition; Liquidity and Capital Resources

   The Company's business is seasonal in nature with inventory levels normally increasing in the Company's fiscal quarter ending December 31 and peaking in the Company's fiscal quarter ending March 31. Current assets at December 31, 1999 decreased $27.9 million from December 31, 1998. Receivables at December 31, 1999 decreased $25.6 million from December 31, 1998 primarily due to the ongoing effort to shorten the collection cycle of receivables and due to the growth in OMC sponsored dealer financing programs from which payment is made to OMC by financing companies in five to ten days from the date of invoice. In addition, receivables were lower versus the prior year due to the collection of receivables in the current year which were owed to the Company in December 1998 from Volvo as a result of the sale of the Company's interest in the joint venture Volvo Penta Marine Products L.P. Inventories at December 31, 1999 decreased $8.6 million from December 31, 1998, primarily in finished goods inventory as a result of increased sales and shipments in 1999 versus 1998. Accounts payable increased $9.2 million from December 31, 1998 due primarily to increased production material purchases to support higher sales levels in 1999. In addition, the Company had $30.6 million in "Restricted Cash" at December 31, 1999, which cash is held in interest reserve accounts for the benefit of the Company's senior lenders (as discussed below). Cash provided by operations was $40.6 million for the twelve months ended December 31, 1999 compared with $44.3 million for the twelve months ended December 31, 1998.

   On January 28, 2000, the Company sold an aggregate of 650,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and warrants (the "Warrants") to purchase an aggregate of 5,750,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for an aggregate consideration of $65.0 million in a private placement transaction to Greenlake Holdings II, LLC and Quantum Industrial Partners, LDC. The Series A Preferred Stock has an initial liquidation preference of $100 per share and an initial conversion price of $14 per share (in each case, subject to adjustment upon occurrence of certain events). The Series A Preferred Stock is convertible into Common Stock at any time. The Series A

Preferred Stock has an annual dividend rate of 15% of the then current liquidation preference, and is entitled to share ratably in any dividends paid on the Common Stock. Dividends will accrue if not paid in cash, and the liquidation preference will be increased by the amount of any accrued but unpaid dividends. The Series A Preferred Stock may be redeemed at any time after October 1, 2008, upon written request of the holders of at least 75% of the then outstanding shares. The Company may redeem all outstanding shares of the Series A Preferred Stock if, at any time, less than 10% of the total Series A Preferred Stock originally sold on January 28, 2000 remains outstanding. The Warrants are exercisable at any time until January 28, 2010, at an exercise price of $.01 per share of Common Stock, payable in cash or in shares of Common Stock. The Company intends to use the proceeds from the sale of the Series A Preferred Stock and Warrants for general corporate purposes, including funding its working capital and making capital expenditures.

   The Pro Forma impact of the above transaction, had it occurred on January 1, 1999, would have resulted in an approximate $65 million in proceeds, which would have been used to paydown the existing revolving credit facility. The transaction would have been recorded as a $29.1 million increase in preferred stock and a $35.9 million increase in shareholders' investment (the fair market value of the attached warrants).

   Expenditures for plant, equipment, and tooling were $48.5 million during the twelve months ended December 31, 1999, representing an increase of $5.3 million from $43.2 million for the twelve month period ended December 31, 1998. The higher level of expenditures is primarily related to increased spending for new machinery and equipment at the Company's engine manufacturing facilities for product improvements and due to increased spending for the Company's computer hardware and software.

   Loan payable was $58.0 million at December 31, 1999 comprising borrowings under the Company's Revolving Credit Facility (as discussed below). These borrowings were used to pay $10.0 million of the Company's Medium Term Notes Series A, which came due March 1999, and to fund capital expenditures. Current maturities of long-term debt decreased $2.8 million from December 1998 due to the payment of the Company's Medium-Term Notes Series A offset by the reclassification of certain long-term debt to current maturities for debt that is payable within the next 12 months.

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. The Company entered into the Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of February 25, 1999, which among other things, amended the Company's consolidated tangible net worth, consolidated leverage and consolidated interest coverage ratios for future periods in order to bring the covenants in line with anticipated results of operations. The Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement effective July 30, 1999, which among other things (i) extended the termination of the Revolving Credit Facility from December 31, 2000 to December 31, 2001, (ii) included work-in-process inventory in the borrowing base calculation until September 30, 1999, and (iii) extended the duration of the borrowing base capacity for intellectual property through October 31, 1999. On October 27, 1999, the Company entered into a Seventh Amendment to the Amended and Restated Loan and Security Agreement which among other things extended the duration of the borrowing base capacity for intellectual property through December 31, 1999. On February 1, 2000 the Company entered into an Eighth Amendment to the Amended and Restated Loan and Security Agreement which among other things (i) increased the borrowing capacity by increasing intellectual property availability by $10.0 million to $20.0 million and increasing the advance rate for finished goods inventory from 60% to 65%, (ii) eliminated tangible net worth, interest coverage, and leverage ratio covenants, and (iii) established minimum availability requirements, maximum capital and tooling expenditures, and a minimum earnings before interest, taxes, depreciation and amortization covenant tests to reflect expected operating results.

   On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes Series A ("Series A Notes") due 2008, with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance of the Series A Notes totaled $155.2 million, of which $150.0 million was used to repay the Acquisition Debt. The Series A Notes will be redeemable at the option of the Company, in whole or in part, at any time on or after June 1, 2003 in cash at prescribed redemption prices set forth in the indenture governing the Series A Notes. In addition, at any time prior to June 1, 2001, the Company may on any one or more occasions redeem up to an aggregate of 35% of the original principal amount of the Series A Notes at a redemption price of 110.750% of the principal amount thereof, plus accrued and unpaid interest, with the net proceeds of one or more equity public offerings, provided that at least 65% of the aggregate principal amount of Series A Notes originally issued remains outstanding immediately after the occurrence of any such redemption. The Series A Notes are guaranteed on a joint and several basis by each of the Company's principal domestic operating subsidiaries. The Indenture governing the Series A Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments; (ii) incur additional indebtedness or issue certain preferred equity interests;
(iii) merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets;
(iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

   Concurrently with the issuance of the Series A Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Series A Notes and an interest reserve account for the benefit of the other senior creditors of the Company. An aggregate amount of cash equal to one year's interest due to these lenders was deposited into these interest reserve accounts. At December 31, 1999, the "Restricted Cash" held in these interest reserve accounts totaled $30.6 million. The "Restricted Cash" must remain in such accounts until at least May 27, 2001. These accounts may be accessed by the Company for the payment of the respective interest only, provided certain criteria are met by the Company.

   On April 14, 1999, the Company completed an exchange offer of all the Senior Notes Series A for the Senior Notes Series B ("Series B Notes") which are registered under the Securities Act of 1933, pursuant to a Registration Statement on Form S-4 and an accompanying Prospectus. The form and terms of the Series B Notes are the same form and terms of the Series A Notes except (i) the Series B designation, (ii) the Series B notes have been registered under the Securities Act and, therefore, will not bear legends restricting the transfer thereof, and (iii) holders of the Series B notes are not entitled to registration rights as the exchange offer was intended to satisfy such exchange and registration rights.

   At December 31, 1999, $62.9 million principal amount of the Company's 9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. On or prior to April 15 in each of the years 1999 to 2016 inclusive, the Company is required to make a mandatory sinking fund payment in cash in an amount sufficient to redeem 9 1/8% Debentures in the aggregate principal amount of $5,000,000 plus accrued interest thereon. However, 9 1/8% Debentures acquired or redeemed by the Company may be used as the principal amount thereof to reduce the amount of any one or more mandatory Sinking Fund payments. As of December 31, 1999, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004. The Company at its option may make an optional sinking fund payment in cash in each year from 1999 to 2016 inclusive in an amount sufficient to redeem up to an additional $10,000,000 principal amount of 9 1/8% Debentures.

   At December 31, 1999, an aggregate of approximately $10.8 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding in two tranches. $5.8 million of the Medium-Term Notes bear interest at a rate of 8.55% while the remaining $5.0 million bear interest at 8.625%. The maturity dates of the Medium-Term Notes are March 15, 2000 and March 15, 2001. Interest on each of the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

   At December 31, 1999, $7.1 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company was required to offer to purchase for cash any and all of the then outstanding Convertible Debentures at a purchase price equal to 100% of the outstanding principal amount of each Convertible Debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase and, as a result thereof, purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the Merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the Merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the Merger ($18.00 per share). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

   The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $10.7 million as of December 31, 1999. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007. Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%.

   In fiscal year 2000, the Company will be required to pay approximately $5.8 million in cash to satisfy obligations that will become due on the Medium Term Notes. In addition, the Company will be required to pay approximately $1.2 million in cash to satisfy obligations that will become due at various times in fiscal year 2000 under certain of its Industrial Revenue Bonds.

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to a total aggregate of approximately $33 million for a period not to exceed 18 months from the date of invoice. The Company resells any repurchased products at a discount. Losses incurred under this program have not been material. For the fiscal years 1999 and 1998, the Company repurchased approximately $5.7 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations, financial position, or cash flows.

   Based upon the current level of operations and anticipated cost savings, the Company believes that its cash flow from operations together with the sale of the Series A Preferred Stock and Warrants, the available borrowing capacity under the Credit Agreement, and the interest reserve accounts and its other sources of liquidity, will be adequate to meet its presently anticipated requirements for working capital and accrued liabilities, capital expenditures, interest payments, and scheduled principal payments over the next several years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels or that anticipated costs savings can be fully achieved. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to meet all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt.

Year 2000 Matters

   The Company completed and tested all year 2000 remedies prior to December 31, 1999 and did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on its operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of Year 2000. However, it is possible that the full impact of the date change which was of concern due to computer programs that used 2 digits instead of 4 digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll or financial closings at month, quarter or year-end. In addition, the Company could still be negatively affected if its vendors are adversely affected by Year 2000. The Company currently is not aware of any significant Year 2000 problems that have arisen for its vendors.

   The Company expended approximately $12.5 million ($4.6 million capital), to remedy all of the issues associated with ensuring that its hardware and software worldwide, and the systems associated therewith, were able to operate into the year 2000.

Euro Currency Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the euro as their common legal currency. The euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, each of the participating countries are scheduled to maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. The Company's foreign operating subsidiaries that will be affected by the euro conversion have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the euro currency conversion is not expected to have a material impact on the financial position or results of operations of the Company.

Accounting Standard

   In June 1998, the Financial Accounting Standards Board issued Statement 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a Company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after December 31, 2000. The Company has not yet quantified the impacts of adopting SFAS 133 on its financial statements and has not determined the timing of or method of its adoption of SFAS 133.

Inflation

   Inflation may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases may adversely affect the sales of the Company's products. Because of the low level of inflation in recent years, inflation has not had a significant impact on operating results during the past three fiscal years.

Forward-Looking Statements

   This report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that all such forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in such act. All statements other than statements of historical facts included in this Form 10-K may constitute forward-looking statements. Forward-looking statements include the intent, belief or current expectations of the Company and members of its senior management team. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties which could cause actual events or results to differ materially from those projected and which include, but are not limited to, the impact of competitive products and pricing, product demand and market acceptance, new product development, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in this annual report on Form 10-K and documents filed by the Company with the Securities and Exchange Commission.

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

   The following table presents principal cash flows and related weighted average interest rates by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at the reporting date.

                                                Expected Maturity Date
                         ----------------------------------------------------------------------
                                                                                          Fair
   December 31, 1999     12/31/00 12/31/01 12/31/02 12/31/03 12/31/04 Thereafter Total   Value
   -----------------     -------- -------- -------- -------- -------- ---------- ------  ------
Liabilities
Debt:
 Fixed Rate ($US).......   $8.4     $7.0     $8.6     $0.4     $0.7     $231.0   $256.1  $170.0
  Average Interest
   Rate.................    8.1%     8.4%     7.2%    12.0%    11.0%      10.2%    10.0%
 Variable Rate ($US)....    --       --       --       --       --      $  5.5   $  5.5  $  5.5
  Average Interest
   Rate.................                                                  5.12%    5.12%

   The Company uses forward and option contracts to reduce the earnings and cash flow impact of nonfunctional currency denominated receivables and payables. The contract maturities are matched with the settlement dates of the related transactions. Assuming a 10% depreciation in the U.S. dollar at December 31, 1999, potential losses in the net fair value of foreign exchange contracts would have been $0.3 million. As these contracts are used for hedging purposes, the Company feels that these losses would be largely offset by gains on the underlying firm commitments or anticipated transactions.

   The Company's exposure to commodity price changes relates to certain manufacturing operations that utilize various commodity-based components, primarily aluminum. The Company manages its exposure to changes in prices through the terms of its supply and procurement contracts and the use of exchange-traded and over-the-counter commodity contracts. As of December 31, 1999, there were unrealized gains on aluminum futures of $0.5 million. Assuming a 10% increase in market prices at December 31, 1999, potential losses in the net fair value of these contracts would have been immaterial.

   The estimated losses mentioned above assume the occurrence of certain adverse market conditions. They do not consider the potential effect of favorable changes in the market factors.

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Outboard Marine Corporation:

   We have audited the accompanying statements of consolidated financial position of Outboard Marine Corporation and subsidiaries (the Company) as of December 31, 1999, and the related statements of consolidated earnings and comprehensive income, consolidated cash flows, and changes in consolidated shareholders' investment for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Outboard Marine Corporation and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          KPMG LLP

Chicago, Illinois
February 28, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Outboard Marine Corporation:

   We have audited the accompanying Statements of Consolidated Financial Position of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Post-Merger Company" or "Company") as of December 31, 1998 and the related Statements of Consolidated Earnings and Comprehensive Income, Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment for the three month period ended December 31, 1998 and the year in the period ended September 30, 1998 and the related Statements of Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment from inception (see Note
1) to September 30, 1997. We have also audited the accompanying Statements of Consolidated Earnings and Comprehensive Income, Consolidated Cash Flows and Changes in Consolidated Shareholders' Investment of Outboard Marine Corporation (a Delaware corporation) and subsidiaries ("Pre-Merger Company") for the year in the period ended September 30, 1997. These financial statements are the responsibility of the Post-Merger and Pre-Merger Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Post-Merger Company as of December 31, 1998 and the results of their operations and their cash flows for the three month period ended December 31, 1998 and for the year in the period ended September 30, 1998 and their cash flows from inception to September 30, 1997, and the results of operations and cash flows of the Pre-Merger Company for the year in the period ended September 30, 1997, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Chicago, Illinois
February 25, 1999

                          OUTBOARD MARINE CORPORATION

                 STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                               December 31,      December 31,
                                                   1999              1998
                                               -------------     -------------
                                               (Dollars in millions except
                                                   amounts per share)
                   ASSETS
Current assets:
  Cash and cash equivalents..................    $        25.0     $        13.6
  Receivables (less allowance for doubtful
   receivables of $6.2 million at December
   31, 1999 and $9.2 million at December 31,
   1998).....................................            104.9             130.5
  Inventories................................            188.6             197.2
  Deferred taxes.............................              1.9               1.9
  Other current assets.......................             15.3              20.4
                                                 -------------     -------------
    Total current assets.....................            335.7             363.6
Restricted cash..............................             30.6              29.3
Product tooling, net.........................             29.5              30.0
Plant and equipment, net.....................            200.5             197.1
Goodwill, net................................            107.2             115.5
Trademarks, patents and other intangibles,
 net.........................................             79.3              80.9
Pension asset................................             50.8              46.4
Other assets.................................             14.8              11.4
                                                 -------------     -------------
    Total assets.............................    $       848.4     $       874.2
                                                 =============     =============
  LIABILITIES AND SHAREHOLDERS' INVESTMENT
Loan payable.................................    $        58.0     $        32.4
Accounts payable.............................             99.2              90.0
Accrued liabilities..........................            175.5             185.1
Accrued income taxes.........................              7.7               6.5
Current maturities and sinking fund
 requirements of long-term debt..............              8.4              11.2
                                                 -------------     -------------
    Total current liabilities................            348.8             325.2
Long-term debt...............................            241.4             247.0
Postretirement benefits other than pensions..             99.1             124.4
Other non-current liabilities................             78.8             120.4
Shareholders' investment
  Common stock--25 million shares authorized
   at $.01 par value with 20.4 million shares
   outstanding at December 31, 1999 and
   1998......................................              0.2               0.2
  Capital in excess of par value of common
   stock.....................................            277.3             276.9
  Accumulated deficit........................           (189.2)           (197.6)
  Accumulated other comprehensive loss.......             (8.0)            (22.3)
                                                 -------------     -------------
    Total shareholders' investment...........             80.3              57.2
                                                 -------------     -------------
    Total liabilities and shareholders'
     investment..............................    $       848.4     $       874.2
                                                 =============     =============

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

          STATEMENTS OF CONSOLIDATED EARNINGS AND COMPREHENSIVE INCOME

                                                                        Pre-Merger
                                    Post-Merger Company                   Company
                          ----------------------------------------- ---------------------
                          Twelve Months Ended   Three Months Ended  Twelve Months Ended
                              December 31,         December 31,        September 30,
                          --------------------- ------------------- ---------------------
                            1999       1998      1998      1997        1998       1997
                          --------  ----------- ------  ----------- ----------  ---------
                                    (unaudited)         (unaudited)
                                (Dollars in millions except amounts per share)
Net sales...............  $1,110.9   $1,015.6   $199.4    $209.5    $  1,025.7  $  979.5
Cost of goods sold......     881.0      802.6    180.7     171.7         793.6     822.0
                          --------   --------   ------    ------    ----------  --------
  Gross earnings........     229.9      213.0     18.7      37.8         232.1     157.5
Selling, general, and
 administrative
 expense................     207.2      279.7     62.3      48.8         266.2     219.9
Restructuring charge
 (income)...............     (14.1)      98.5      --        --           98.5       --
Change in control
 expenses-compensation..       --         --       --        --            --       11.8
                          --------   --------   ------    ------    ----------  --------
  Earnings (loss) from
   operations...........      36.8     (165.2)   (43.6)    (11.0)       (132.6)    (74.2)
Non-operating expense
 (income)
  Interest expense......      23.1       29.2      6.8       7.7          30.1      16.2
  Change of control
   expenses.............       --         --       --        --            --       15.1
  Other, net............      (5.1)     (16.5)    (3.3)     (2.4)        (15.6)    (29.2)
                          --------   --------   ------    ------    ----------  --------
                              18.0       12.7      3.5       5.3          14.5       2.1
  Earnings (loss) before
   provision for income
   taxes................      18.8     (177.9)   (47.1)    (16.3)       (147.1)    (76.3)
Provision for income
 taxes..................      10.6        2.6      --        0.8           3.4       2.8
                          --------   --------   ------    ------    ----------  --------
Net earnings (loss).....  $    8.2   $ (180.5)  $(47.1)   $(17.1)   $   (150.5) $  (79.1)
                          ========   ========   ======    ======    ==========  ========
Other comprehensive
 income (expense)
  Foreign currency
   translation
   adjustments..........      (1.2)      (3.4)     0.4      (3.4)         (7.2)      8.5
  Minimum pension
   liability............      15.5      (15.5)     9.2       --          (24.7)      3.1
                          --------   --------   ------    ------    ----------  --------
    Other comprehensive
     income (expense)...      14.3      (18.9)     9.6      (3.4)        (31.9)     11.6
                          --------   --------   ------    ------    ----------  --------
      Comprehensive
     income (loss)......  $   22.5   $ (199.4)  $(37.5)   $(20.5)   $   (182.4) $  (67.5)
                          ========   ========   ======    ======    ==========  ========
Net earnings (loss) per
 share of common stock
  Basic.................  $   0.40   $  (8.85)  $(2.31)   $(0.84)   $    (7.38) $  (3.91)
                          ========   ========   ======    ======    ==========  ========
  Diluted...............  $   0.40   $  (8.85)  $(2.31)   $(0.84)   $    (7.38) $  (3.91)
                          ========   ========   ======    ======    ==========  ========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                          Pre-Merger
                                      Post-Merger Company                  Company
                         -----------------------------------------------  ----------
                           Twelve Months        Three Months       Twelve Months
                               Ended               Ended               Ended
                            December 31,        December 31,       September 30,
                         ------------------- ------------------- -------------------
                          1999      1998      1998      1997      1998       1997
                         ------  ----------- ------  ----------- -------  ----------
                                 (unaudited)         (unaudited)
                                          (Dollars in millions)
Cash Flows from
 Operating Activities:
Net earnings/(loss)....  $  8.2    $(180.5)  $(47.1)   $(17.1)   $(150.5)   $(79.1)
Adjustments to
 reconcile net
 earnings/(loss) to net
 cash provided by
 operations:
 Depreciation and
  amortization.........    52.1       50.0     12.4      12.5       50.1      57.0
 Curtailment gain......   (15.0)       --       --        --         --        --
 Restructuring charges
  (income).............   (14.1)      98.5      --        --        98.5       --
 Deferred taxes........     6.0        --       --        --         --        --
 Changes in current
  accounts excluding
  the effects of
  acquisitions and
  noncash transactions:
 Decrease (increase) in
  receivables..........    24.5        1.1     26.4      24.4       (0.9)      9.6
 Decrease (increase) in
  inventories..........     4.7        0.3    (22.9)    (21.3)       1.9      26.5
 Decrease (increase) in
  other current
  assets...............     1.2       18.3      4.7      31.8       45.4      (0.4)
 Increase (decrease) in
  accounts payable,
  accrued liabilities
  and income taxes.....   (17.2)      (6.5)   (24.0)    (63.5)     (46.3)     (5.3)
 Increase (decrease) in
  other items..........    (9.8)      63.1     (2.5)     (3.4)      62.5     (17.5)
                         ------    -------   ------    ------    -------   -------
  Net cash provided by
   (used for) operating
   activities..........    40.6       44.3    (53.0)    (36.6)      60.7      (9.2)
Cash Flows from
 Investing Activities:
Expenditures for plant
 and equipment, and
 tooling...............   (48.5)     (43.2)   (15.1)     (6.3)     (34.4)    (36.3)
Proceeds from sale of
 plant and equipment,
 including assets held
 for sale..............     4.6       11.8      2.3       0.1        9.6      13.0
Proceeds from sale of
 joint venture.........     --         3.2      3.2       --         --        --
Other, net.............     1.4        --       --        0.8        0.8      (2.8)
                         ------    -------   ------    ------    -------   -------
  Net cash used for
   investing
   activities..........   (42.5)     (28.2)    (9.6)     (5.4)     (24.0)    (26.1)
Cash Flows from
 Financing Activities:
(Payments) issuance of
 short-term debt, net..    25.6     (143.3)    32.4      79.7      (96.0)      --
Payments of long-term
 debt, including
 current maturities....   (12.6)      (8.5)    (1.2)    (67.7)     (75.0)      --
Proceeds from the
 issuance of long-term
 debt..................     --       155.4      --        --       155.4       --
Cash dividends paid....     --         --       --        --         --       (6.0)
Restricted cash........    (1.3)     (29.3)    (0.3)      --       (29.0)      --
Other, net.............     0.4       (0.9)     --        --        (0.9)      2.3
                         ------    -------   ------    ------    -------   -------
  Net cash provided by
   (used for) financing
   activities..........    12.1      (26.6)    30.9      12.0      (45.5)     (3.7)
Exchange rate effect on
 cash..................     1.2        --       0.1      (0.3)      (0.4)     (2.1)
                         ------    -------   ------    ------    -------   -------
Net increase (decrease)
 in cash and cash
 equivalents...........    11.4      (10.5)   (31.6)    (30.3)      (9.2)    (41.1)
Cash and cash
 equivalents at
 beginning of period...    13.6       24.1     45.2      54.4       54.4      95.5
                         ------    -------   ------    ------    -------   -------
Cash and cash
 equivalents at end of
 period................  $ 25.0    $  13.6   $ 13.6    $ 24.1    $  45.2   $  54.4
                         ======    =======   ======    ======    =======   =======
Restricted cash........  $ 30.6    $  29.3   $ 29.3    $  --     $  29.0   $   --
                         ======    =======   ======    ======    =======   =======
Post-Merger Company
 cash and cash
 equivalents prior to--
 September 30, 1997....                                                    $  54.4
Cash Flows from
 Financing Activities
 (Post-Merger Company):
Proceeds from short-
 term borrowings.......                                                       96.0
Issuance of Post-Merger
 Company common stock..                                                      277.0
Purchase of Pre-Merger
 Company common stock..                                                     (373.0)
                                                                           -------
Post-Merger Company
 cash and cash
 equivalents--September
 30, 1997..............                                                    $  54.4
                                                                           =======
Supplemental Cash Flow
 Disclosures:
 Interest paid.........  $ 30.4    $  29.4   $ 12.5    $  7.2    $  23.5   $  21.0
                         ======    =======   ======    ======    =======   =======
 Income taxes paid
  (refunded), net......  $ (4.9)   $  (0.1)  $ (1.4)   $  1.3    $   0.0   $   3.4
                         ======    =======   ======    ======    =======   =======

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

         STATEMENTS OF CHANGES IN CONSOLIDATED SHAREHOLDERS' INVESTMENT

                                                      Accumulated
                            Issued        Capital in   Earnings
                         Common Stock       Excess     (Deficit)   Accumulated
                            Shares          of Par     Employed       Other
                         --------------    Value of     in the    Comprehensive Treasury
                         Shares  Amount  Common Stock  Business   Income (loss)  Stock
                         ------  ------  ------------ ----------- ------------- --------
                                       (Dollars and shares in millions)
Balance--September 30,
 1996...................  20.2   $ 3.0     $ 114.1      $ 134.4      $(11.6)     $(2.3)
Net loss................                                  (79.1)
Dividends declared--20
 cents per share........                                   (4.0)
Minimum pension
 liability adjustment...                                               (0.4)
Shares issued under
 stock plans............   0.3     0.1         3.8
Translation
 adjustments............                                               (7.3)
                         -----   -----     -------      -------      ------      -----
Balance--September 30,
 1997--Pre-Merger
 Company................  20.5   $ 3.1     $ 117.9      $  51.3      $(19.3)     $(2.3)
Cancellation of Pre-
 Merger Company shares
 upon merger............ (20.5)   (3.1)     (117.9)       (51.3)       19.3        2.3
Issuance of Post-Merger
 Company shares upon
 merger.................  20.4     0.2       276.8
                         -----   -----     -------      -------      ------      -----
Balance--September 30,
 1997--Post-Merger
 Company................  20.4   $ 0.2     $ 276.8      $   0.0      $  0.0      $ --
Net loss................                                 (150.5)
Minimum pension
 liability adjustment...                                              (24.7)
Shares issued under
 stock plans............                       0.1
Translation
 adjustments............                                               (7.2)
                         -----   -----     -------      -------      ------      -----
Balance--September 30,
 1998--Post-Merger
 Company................  20.4   $ 0.2     $ 276.9      $(150.5)     $(31.9)     $ --
Net loss................                                  (47.1)
Minimum pension
 liability adjustment...                                                9.2
Translation
 adjustments............                                                0.4
                         -----   -----     -------      -------      ------      -----
Balance--December 31,
 1998--Post-Merger
 Company................  20.4   $ 0.2     $ 276.9      $(197.6)     $(22.3)     $ --
Net earnings............                                    8.2
Minimum pension
 liability adjustment...                                               15.5
Shares issued under
 stock plans............                       0.4
Translation
 adjustments............                                               (1.2)
Other...................                                    0.2
                         -----   -----     -------      -------      ------      -----
Balance--December 31,
 1999--Post-Merger
 Company................  20.4   $ 0.2     $ 277.3      $(189.2)     $ (8.0)     $ --
                         =====   =====     =======      =======      ======      =====

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Merger with Greenmarine Acquisition Corp.

   On September 12, 1997, Greenmarine Acquisition Corp. ("Greenmarine") acquired control of Outboard Marine Corporation (the "Pre-Merger Company") when shareholders tendered approximately 90 percent of the outstanding shares of the Pre-Merger Company's common stock to Greenmarine for $18 per share in cash. Greenmarine was formed solely to purchase the shares of the Pre-Merger Company and merged with and into the Pre-Merger Company in a non-taxable transaction on September 30, 1997 (the "Greenmarine Acquisition"). Outboard Marine Corporation, including its subsidiaries, was the sole surviving entity of the merger with Greenmarine (the "Post-Merger Company" or the "Company"). All of the outstanding Pre-Merger Company common stock was cancelled on September 30, 1997 and 20.4 million shares of new common stock were issued to Greenmarine Holdings LLC (the "Parent") the parent Company of Greenmarine. Greenmarine's total purchase price of common stock and related acquisition costs amounted to $373.0 million.

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

2. Nature of Business and Significant Accounting Policies

   Nature of Business. The Company is a multinational company that operates in the marine recreation business. The Company manufactures and markets marine engines, boats and marine parts and accessories.

   Change in Fiscal Year. Effective October 1, 1998, the Company's fiscal year-end changed from September 30 to December 31.

   Basis of Presentation. The consolidated financial statements for the Post-Merger Company were prepared using a new basis of purchase accounting. The Pre-Merger Company's historical basis of accounting was used prior to September 30, 1997. Unaudited Statements of Consolidated Earnings and Comprehensive Income and Consolidated Cash Flows for the three months ended December 31, 1997 and the twelve months ended December 31, 1998 have been included for comparative purposes.

   Principles of Consolidation. The accounts of all significant subsidiaries were included in the Consolidated Financial Statements. Inter-company activity and account balances have been eliminated in consolidation. At December 31, 1999, all subsidiaries were wholly owned except those referred to in Note 3 to the Consolidated Financial Statements.

   Reclassification. Certain amounts in 1998 have been restated to conform to the 1999 presentation.

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

   The Company's banking system provides for the daily replenishment of major bank accounts for check clearing requirements. Accordingly, outstanding checks of $17.5 million and $22.4 million, which had not yet been paid by the banks at December 31, 1999 and December 31, 1998, respectively, were reflected in trade accounts payable in the Statements of Consolidated Financial Position.

   Restricted Cash. On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes ("Senior Notes") due 2008. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account ("Restricted Cash") for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At December 31, 1999 and December 31, 1998, the Restricted Cash was $30.6 million and $29.3 million, respectively. The restricted cash must be maintained until the later of May 27, 2001, or such time as the Company's fixed coverage ratio is greater than 2.5 to 1.0 (as defined under the depositary agreement), or such time as the Senior Notes are paid in full.

   Inventories. The Company's domestic inventory is carried at the lower of cost or market using principally the last-in, first-out (LIFO) cost method. All other inventory which comprised 21% and 23% of total inventory at December 31, 1999 and December 31, 1998, respectively, is carried at the lower of first-in, first-out (FIFO) cost or market. In the fiscal year ended September 30, 1998, the Company changed its accounting for the absorption of certain manufacturing overhead costs to better reflect the costs to manufacture such inventory. The effect of this change was to decrease cost of goods sold and increase its earnings from operations by approximately $3.6 million.

   During 1997, the liquidation of LIFO inventory quantities acquired at lower costs prevailing in prior years as compared with the costs of 1997 purchases, increased earnings before tax by $1.0 million.

   Product Tooling, Plant and Equipment and Depreciation. Product tooling costs are amortized over a period not exceeding five years, beginning the first year the related product is sold. Plant and equipment, which includes assets acquired under capital leases, are recorded at cost and depreciated substantially on a straight-line basis over their estimated useful lives as follows: buildings, 10 to 40 years; machinery and equipment, 3 to 12 1/2 years. Depreciation is not provided on construction in progress until the related assets are placed into service.

   Amortization of tooling and depreciation of plant and equipment was $44.9 million, $43.1 million and $52.7 million for the fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998 and 1997, respectively.

   When plant and equipment is retired or sold, its cost and related accumulated depreciation are written-off and the resulting gain or loss is included in other (income) expense, net, in the Statements of Consolidated Earnings.

   Maintenance and repair costs, which are charged directly to earnings as incurred, were $25.9 million, $27.0 million and $26.5 million for the fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998 and 1997, respectively. Major rebuilding costs, which substantially extend the useful life of an asset are capitalized and depreciated accordingly.

   Intangibles. The Statements of Consolidated Financial Position at December 31, 1999 and December 31, 1998 included goodwill, net of amortization expense, of $107.2 million and $115.5 million, respectively, and trademarks, patents and other intangibles of $79.3 million and $80.9 million, respectively. Intangibles are amortized over 15 to 40 years. The carrying value of the intangible assets is periodically reviewed by the Company based on the expected future operating earnings of the related units. In 1999, goodwill was reduced by $6.0 million as benefits associated with certain deferred tax assets at the date of the Greenmarine Acquisition were recognized (see note 14).

   Amortization of intangibles was $5.7 million, $6.2 million and $1.6 million for the fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998 and 1997, respectively. Accumulated amortization was $14.3 million and $7.6 million at December 31, 1999 and December 31, 1998, respectively.

   Revenue Recognition. The Company generally recognizes the sale of merchandise and related expenses, including estimated warranty costs, when the following conditions have been met: i) the customer has paid for the product or willingly assumed an obligation to pay; and, ii) the customer or common carrier has physically received the product and risk of ownership has passed to the customer.

   Advertising Costs. Advertising costs are charged to expense as incurred and were $28.6 million, $27.6 million and $33.7 million for the fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998 and 1997, respectively.

   Warranty. The Company generally provides the ultimate consumer a warranty with each product and accrues warranty expense at the time of sale based upon accrual estimates, which consider actual claims history. Actual warranty costs incurred are charged against the accrual when paid.

   Research and Development Costs. Expenditures relating to the development of new products and processes, including improvements and refinements to existing products, are expensed as incurred. Such expenditures were $42.2 million, $36.8 million and $38.2 million for fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998 and 1997, respectively.

   Translation of Non-U.S. Subsidiary Financial Statements. The financial statements of non-U.S. subsidiaries are translated to U.S. dollars substantially as follows: all assets and liabilities at year-end exchange rates; sales and expenses at average exchange rates during the period; and, shareholders' investment at historical exchange rates. Gains and losses from translating non-U.S. subsidiaries' financial statements are recorded directly in shareholders' investment. The Statements of Consolidated Earnings for the Company for the fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998 and 1997 include foreign exchange losses (gains) of $1.9 million, $(0.7) million and $1.0 million, respectively, which resulted primarily from commercial transactions.

   Impairment of Long-Lived Assets. The Company evaluates the long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that indicate the remaining estimated useful life of intangible assets may warrant revision or that the remaining balance may not be recoverable. If factors indicate that intangible assets should be evaluated for possible impairment, the Company would use an estimate of the relative business unit's expected undiscounted operating cash flow over the remaining life of the intangible asset in measuring whether the intangible asset is recoverable. If this review indicates that the assets will not be recoverable, the carrying value of the Company's assets would be reduced to their estimated fair market value.

   Stock-Based Compensation. The Company continues to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Compensation cost for stock options, if any, is measured as the excess of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. The Company has elected to remain on its current method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

   Derivative Financial Instruments and Foreign Currency Transactions. The Company uses derivative financial instruments selectively to offset exposure to market risks arising from changes in foreign exchange rates and interest rates. Derivative financial instruments currently utilized by the Company primarily include foreign currency forward contracts. Contracts are executed centrally to minimize transaction costs on currency conversions and minimize losses due to adverse changes in foreign currency markets. The Company evaluates and monitors consolidated net exposures by currency and maturity, and external derivative financial instruments to minimize that net exposure.

   Earnings Per Share of Common Stock. Basic earnings (loss) per share of common stock is computed based on the weighted average number of shares of common stock outstanding of 20.4 million for the fiscal year 1999, the twelve month period ended December 31, 1998, the three-month periods ended December 31, 1998 and 1997, and the fiscal year ended September 30, 1998, respectively, and 20.2 million for the fiscal year ended September 30, 1997. For fiscal year 1997, the computation of diluted earnings (loss) per share of common stock assumed conversion of the 7% convertible subordinated debentures due 2002; accordingly, net earnings (loss) were increased by after-tax interest and related expense amortization on the debentures. For the diluted earnings (loss) per share computations, shares were computed to be 20.6 million for fiscal year 1999 and 20.4 million for the twelve months ended December 31, 1998, the three month periods ended December 31, 1998 and 1997, and fiscal year 1998. For all periods, except fiscal year 1999, the computation of diluted earnings (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted earnings (loss) per share are identical.

   On September 30, 1997, all of the Pre-Merger Company outstanding common stock was cancelled and 20.4 million shares of new common stock were issued. See Note 9 concerning the redemption of the 7% convertible subordinated debentures due 2002.

   Segment Information. Effective in 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information", with respect to segment reporting. As a result, the Company has changed the way it reports information about its operating segments. The Company determines its reportable segments based on the strategic business units and the commonalities among the products and services within each segment, which corresponds to the manner in which the Company's management reviews and evaluates operating performance. The Company has combined certain similar operating segments that meet applicable criteria established under SFAS No. 131.

   Comprehensive Income. The Company has chosen to present Other Comprehensive Income in the Statement of Consolidated Earnings. Accumulated Other Comprehensive Income consists of the following:

                                                                  Accumulated
                                            Minimum    Foreign       Other
                                            Pension   Currency   Comprehensive
                                           Liability Translation    Income
                                           --------- ----------- -------------
   Balance at September 30, 1996..........  $ (3.1)    $ (8.5)      $(11.6)
   Fiscal year activity...................    (0.4)      (7.3)        (7.7)
                                            ------     ------       ------
   Balance at September 30, 1997--Pre-
    Merger Company........................  $ (3.5)    $(15.8)      $(19.3)
   Merger activity........................     3.5       15.8         19.3
                                            ------     ------       ------
   Balance at September 30, 1997--Post-
    Merger Company........................  $  0.0     $  0.0       $  0.0
   Fiscal year activity...................   (24.7)      (7.2)       (31.9)
                                            ------     ------       ------
   Balance at September 30, 1998..........  $(24.7)    $ (7.2)      $(31.9)
   Period activity........................     9.2        0.4          9.6
                                            ------     ------       ------
   Balance at December 31, 1998...........  $(15.5)    $ (6.8)      $(22.3)
   Fiscal year activity...................    15.5       (1.2)        14.3
                                            ------     ------       ------
   Balance at December 31, 1999...........  $  0.0     $ (8.0)      $ (8.0)
                                            ======     ======       ======

3. Joint Venture and Investments

   In July 1995, the Pre-Merger Company and FICHT GmbH of Kirchseeon, Germany announced the formation of a strategic alliance for the development and worldwide manufacturing and marketing of high pressure fuel injection systems and other technologies. Under the terms of the strategic alliance, the Pre-Merger Company acquired a 51% interest in FICHT GmbH. The Ficht family retained a 49% interest and continues to operate the business. The Company has an exclusive license worldwide for the marine industry for the FICHT fuel injection system. In addition, the Company has an exclusive worldwide license agreement for all non-automotive applications. Royalty income, if any, resulting from other licensing of the technology will be distributed through FICHT.

   In July 1993, the Pre-Merger Company and AB Volvo Penta and Volvo Penta of the Americas, Inc. ("Volvo") formed a joint venture Company to produce gasoline stern drive and gasoline inboard marine power systems for OEM & after-market sales. The equity method of accounting was used to account for the Company's investment in the joint venture. At September 30, 1998 and 1997, the Company's investment, including current net accounts receivable, was $24.0 and $13.9 million, respectively. The Company recognized gross profit relating to certain parts sales and incurred expenses for product development that were part of the joint venture. The Post-Merger Company's share of the joint venture's earnings (including income derived from the Company's stern-drive joint venture net of joint venture expenses) was $4.8 million for the fiscal year ended September 1998, and the Pre-Merger Company's share was $7.2 million in fiscal year 1997 which was included in other (income) expense, net in the Statements of Consolidated Earnings. On December 8, 1998, the Company terminated its joint venture with AB Volvo Penta and Volvo Penta of the Americas, Inc. ("Volvo") and entered into a Product Sourcing Contract which will control the future purchase and sale obligations of various specified goods between the Company and Volvo. As such, the Company sold its ownership interest to Volvo for approximately $3.2 million, resulting in no material gain or loss.

4. Restructuring Charges

   During the fiscal quarter ended September 30, 1998, the Company finalized a restructuring plan for the closure/consolidation of its Milwaukee and Waukegan engine facilities. The Company announced the closure of the Milwaukee and Waukegan facilities on September 24, 1998. The Company recorded a $98.5 million restructuring charge which included: 1) costs to recognize severance and benefits for approximately 950 employees to be terminated ($14.0 million), 2) costs to clean and close the facilities ($6.5 million), 3) costs to ready machinery and equipment for disposal and costs to dispose of machinery and equipment at the facilities ($3.9 million), 4) costs to write-down certain replacement parts for machinery and equipment at the facilities to net realizable value ($2.0 million) and 5) curtailment losses associated with the acceleration of pension ($42.2 million) and postretirement medical benefits ($29.9 million) for employees at the two facilities. The Company's plan includes outsourcing substantially all of its sub-assembly production currently performed in its Milwaukee and Waukegan facilities to third-party vendors and transferring the balance of production to other facilities within the Company. The Company anticipates substantial completion of such plan by the end of fiscal year 2000.

   By May 1999, the Company completed its negotiations of the closing agreements with the unions representing the Milwaukee and Waukegan workers, respectively. These negotiations resulted in changes to the post-retirement medical and pension plans for union employees. The changes required an adjustment in the previous estimate of the curtailment loss for the pension and postretirement medical benefits. Specifically, in the second fiscal quarter of 1999, the curtailment loss related to the postretirement medical benefit obligation was decreased by $19 million and the curtailment loss related to the pension benefit obligation was increased by $5 million, resulting in a net reduction of the previous curtailment loss from $72.1 million to $58.1 million. This adjustment was reflected in the Statement of Consolidated Operations and Comprehensive Income (in the second quarter of 1999) as a $14 million reduction in the previously recorded Restructuring Charge. The adjusted curtailment loss of $58.1 million represents the estimate of the increase in pension and postretirement medical benefit obligations due to the closure of the Milwaukee and Waukegan facilities. The cash payment for the pension benefits will be made from the assets of the pension fund while the payment for the postretirement medical benefits will be made from the general assets of the Company.

   As of September 30, 1999, the Company had identified suppliers and begun the transfer of manufacturing responsibilities for the outsourcing of crankshafts, propellers, drive shafts, propeller shafts, and numerous investment cast and service parts to third-party suppliers. In September 1999, the Company made two additional adjustments to the restructuring accrual. First, the severance accrual was reduced by $2.6 million due to the attrition of employees at the Waukegan and Milwaukee locations. In addition, an increase in the pension obligation of $2.5 million was recorded to reflect an increased benefit offered to the exempt employees at the Milwaukee and Waukegan locations. The impact of these entries has been reflected in the Condensed Statement of Consolidated Operations and Comprehensive Income as a $0.1 million decrease to the previously recorded Restructuring Charge.

   As of December 31, 1999, the Company has incurred approximately $1.0 million against the restructuring charge established in the prior fiscal year. The remaining balance will be substantially spent in 2000 as the plants are closed and the facilities are subsequently sold. As part of its outsourcing efforts, the Company is negotiating with a potential vendor for the lease of space in the facility for the supply of some of the production. Although there can be no assurance, if the Company is successful in its negotiations, there would be a reduction of the employee severance and other costs previously recorded for this facility. The Company anticipates having more information regarding the negotiations early in the second quarter of 2000.

   The elements of the restructuring accrual (excluding curtailment gains/losses) are as follows (in millions):

                                                                     Balance at
                                          Original          Accrual December 31,
                                          Accrual  Utilized Changes     1999
                                          -------- -------- ------- ------------
   Fiscal 1998 Charge....................  $26.4    $ 1.0    $2.6      $22.8
   Fiscal 1996 Charge....................   25.6     23.8     --         1.8
                                           -----    -----    ----      -----
                                           $52.0    $24.8    $2.6      $24.6

5. Inventories

   The components of inventory were as follows:

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                        (Dollars in million)
   Finished product.................................     $ 67.5       $ 83.9
   Raw material, work in process and service parts..      123.6        114.5
                                                         ------       ------
   Inventory at current cost which is less than
    market..........................................      191.1        198.4
   Excess of current cost over LIFO cost............        2.5          1.2
                                                         ------       ------
   Net inventory....................................     $188.6       $197.2
                                                         ======       ======

6. Plant and Equipment

   Plant and equipment components were as follows:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                         (Dollars in million)
   Land and improvements..............................    $ 11.3       $ 12.0
   Buildings..........................................      63.0         60.2
   Machinery and equipment............................     146.8        132.4
   Construction in progress...........................      25.0         16.2
                                                          ------       ------
                                                           246.1        220.8
   Accumulated depreciation...........................      45.6         23.7
                                                          ------       ------
   Plant and equipment, net...........................    $200.5       $197.1
                                                          ======       ======

7. Accrued Liabilities and Other Non-Current Liabilities

                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
                                                       (Dollars in million)
   Accrued liabilities were as follows:
     Compensation, pension programs and current
      postretirement Medical........................    $ 24.6       $ 20.9
     Warranty.......................................      40.6         40.9
     Marketing programs.............................      43.1         52.9
     Restructuring reserves.........................      24.6         10.3
     Other..........................................      42.6         60.1
                                                        ------       ------
   Accrued liabilities..............................    $175.5       $185.1
                                                        ======       ======

                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
                                                       (Dollars in million)
   Other non-current liabilities were as follows:
     Pension programs...............................    $15.2        $ 35.5
     Environmental remediation......................     21.2          18.0
     Warranty.......................................     22.7          20.6
     Restructuring reserves.........................      --           20.4
     Other..........................................     19.7          25.9
                                                        -----        ------
   Accrued non-current liabilities..................    $78.8        $120.4
                                                        =====        ======

8. Short-Term Borrowings

   A summary of short-term borrowing activity was as follows:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                         (Dollars in million)
   Outstanding:
     Bank borrowing...................................    $58.0        $32.4
   Average bank borrowing for the period:
     Borrowing........................................    $56.8        $ 8.9
     Interest rate....................................      7.3%         8.2%
   Maximum month end borrowing........................    $80.0        $32.4

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. The Company entered into the Fifth Amendment to Amended and Restated Loan and Security Agreement, effective as of February 25, 1999, which among other things, amended the Company's consolidated tangible net worth, consolidated leverage and consolidated interest coverage ratios for future periods in order to bring the covenants in line with anticipated results of operations. In order to meet the Company's liquidity requirements, the Company entered into a Sixth Amendment to the Amended and Restated Loan and Security Agreement effective July 30, 1999, which among other things (i) extended the termination of the Revolving Credit Facility from December 31, 2000 to December 31, 2001, (ii) included work-in-process inventory in the borrowing base calculation until September 30, 1999, and (iii) extended the duration of the borrowing base capacity for intellectual property through October 31, 1999. On October 27, 1999, the Company entered into a Seventh Amendment to the Amended and Restated Loan and Security Agreement which among other things extended the duration of the borrowing base capacity for intellectual property through December 31, 1999. On February 1, 2000 the Company entered into an Eighth Amendment to the Amended and Restated Loan and Security Agreement which among other things (i) increased the borrowing capacity by increasing intellectual property availability by $10.0 million to $20.0 million and increasing the advance rate for finished goods inventory from 60% to 65%, (ii) eliminated tangible net worth, interest coverage, and leverage ratio covenants, and (iii) established minimum availability requirements, maximum capital and tooling expenditures, and included a minimum earnings before interest, taxes, depreciation, and amortization covenant test to reflect expected operating results.

9. Long-Term Debt

   Long-term debt on December 31, 1999 and December 31, 1998, net of sinking fund requirements included in current liabilities, consisted of the following:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                         (Dollars in million)
   10 3/4% senior notes due 2008.....................     $156.0       $155.5
   7% convertible subordinated debentures due 2002...        7.1          7.1
   9 1/8% sinking fund debentures due through 2017...       62.9         62.8
   Medium-term notes due 2000 through 2001 with rates
    ranging from 8.55% to 8.625%.....................       10.8         20.9
   Industrial revenue bonds and other debt due 2002
    through 2007 with rates ranging from 6.0% to
    12.037%..........................................       10.7         11.9
   Other.............................................        2.3          --
                                                          ------       ------
                                                          $249.8       $258.2
   Less current maturities...........................       (8.4)       (11.2)
                                                          ------       ------
                                                          $241.4       $247.0
                                                          ======       ======

   On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes ("Senior Notes") due 2008, with interest payable semiannually on June 1 and December 1, of each year. The net proceeds from the issuance totaled $155.2 million, of which $150.0 million was used to prepay the acquisition debt. Unamortized debt discount costs of $4.0 million remained at December 31, 1999. The Senior Notes are guaranteed by certain of the Company's U.S. operating subsidiaries. Concurrently with the issuance of the Senior Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Senior Notes and other senior creditors of the Company in an amount equal to one year's interest due to these lenders. At December 31, 1999 and December 31, 1998, the interest reserve Restricted Cash was $30.6 million and $29.3 million, respectively. Restricted cash must be maintained for a minimum of three years or at least until such time as the Company's fixed coverage ratio is greater than 2.5 to 1.0 (as defined under the depositary agreement) or the Senior Notes are paid in full. The Indenture governing the Senior Notes contains certain covenants that limit, among other things, the ability of the Company and its restricted subsidiaries to (i) pay dividends, redeem capital stock or make certain other restricted payments or investments; (ii) incur additional indebtedness or issue certain preferred equity interests; (iii) merge or consolidate with any other person or sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of its assets; (iv) create liens on assets; and (v) enter into certain transactions with affiliates or related persons.

   At December 31, 1999, $7.1 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company was required to offer to purchase for cash any and all of the then outstanding Convertible Debentures at a purchase price equal to 100% of the outstanding principal amount of each Convertible Debenture plus any accrued and unpaid interest thereon. On November 12, 1997, the Company consummated such offer to purchase and, as a result thereof, purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the Merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the Merger, the remaining $7.1 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the Merger ($18.00 per share). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of

Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

   On December 31, 1999 and December 31, 1998, the Company held $34.8 million of its 9 1/8% sinking fund debentures, which will be used to meet sinking fund requirements of $5.0 million per year in the years 2000 through 2004. Amounts are recorded as a reduction of outstanding debt.

   At December 31, 1999, an aggregate of approximately $10.8 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding in two tranches. $5.8 million of the Medium-Term Notes bear interest at a rate of 8.55% while the remaining $5.0 million bear interest at 8.625%. The maturity dates of the Medium-Term Notes include March 15, 2000 and March 15, 2001. Interest on each of the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

   The agreements covering the Company's revolving credit agreement (see Note
8) and one industrial revenue bond have restrictive financial covenants.

   Maturities and sinking fund requirements of long-term debt for each of the next five fiscal years is as follows:

                                                                     (Dollars in
                                                                      millions)
                                                                     -----------
   2000.............................................................    $8.4
   2001.............................................................     7.0
   2002.............................................................     8.6
   2003.............................................................     0.4
   2004.............................................................     0.7

10. Financial Instruments

   The carrying values of cash and cash equivalents, receivables, accounts payable, and current maturities of long-term debt approximate fair values due to the short term nature of these instruments. The fair value of the long-term debt was $170.0 million and $239.0 million at December 31, 1999 and December 31, 1998, respectively, versus carrying amounts of $241.4 million and $247.0 million at December 31, 1999 and December 31, 1998, respectively. The fair value of long-term debt was based on quoted market prices where available or discounted cash flows using market rates available for similar debt of the same remaining maturities.

   The Company uses various financial instruments to manage interest rate, foreign currency, and commodity pricing exposures. The agreements are with major financial institutions, which are expected to fully perform under the terms of the instruments, thereby mitigating the credit risk from the transactions. The Company does not hold or issue financial instruments for trading purposes. The notional amounts of these contracts do not represent amounts exchanged by the parties and, thus, are not a measure of the Company's risk. The net amounts exchanged are calculated on the basis of the notional amounts and other terms of the contracts, such as interest rates or exchange rates, and only represent a small portion of the notional amounts.

   Prior to 1999, the Company had entered into certain interest rate swap agreements as a means of managing its proportion of fixed to variable interest rate exposure. The differential to be paid or received is accrued consistent with the terms of the agreements and market interest rates and is recognized in net earnings as an adjustment to interest expense. At December 31, 1998 and September 30, 1998 the Company had an outstanding variable to fixed interest rate swap agreement having a total notional principal amount of $5.0 million expiring February 15, 1999. The fair value of the interest rate swap agreement at December 31, 1998 was an estimated termination liability of $0.1 million. This potential expense at each fiscal year end had not yet been reflected in net earnings as it represents the hedging of long-term activities to be amortized in future reporting periods. The fair value was the estimated amount the Company would have paid to terminate the swap agreements.

   The Company enters into foreign exchange forward contracts and options to hedge intercompany or particular anticipated transactions expected to be denominated in such currencies. The recognition of gains or losses on these instruments is accrued as foreign exchange rates change and is reflected in the Consolidated Statement of Earnings unless the gains or losses are related to qualifying hedges on firm foreign currency commitments under which gains and losses are deferred.

   At December 31, 1999, the Company had entered into foreign currency forward exchange contracts to receive 11.0 million Australian dollars for $7.1 million with a fair market value of $7.2 million. The $0.1 million gain was recognized in the Statement of Comprehensive Earnings at December 31, 1999. The Company also entered into foreign currency forward exchange contracts to receive $4.0 million (also fair market value) for 5.8 million Canadian dollars.

   At December 31, 1998, the Company had entered into foreign currency forward exchange contracts to receive 11.0 million Australian dollars and 29.0 million Canadian dollars for $25.7 million with a fair market value of $25.7 million. The Company also entered into foreign currency forward exchange contracts to receive $25.2 million for 28.3 million Australian dollars and 39.2 million French francs with a fair market value of $24.4 million. The Company records the fair market value of these transactions in its financial statements as this activity represents hedges against inter-Company transactions. Gains and losses on the adjustment to the fair market value of such instruments are reflected in the Consolidated Statement of Earnings. The Company also entered into foreign currency forward exchange contracts to receive 2,633.6 million Japanese yen for $19.1 million with a fair market value of $23.5 million at December 31, 1998. The gain on the Japanese yen contracts have been deferred at December 31, 1998 because they relate to qualifying hedges on firm foreign currency commitments which are deferred off-balance sheet and included as a component of the related hedged transaction, when incurred.

   The foreign currency contracts and options outstanding at December 31, 1999 and December 31, 1998 all mature in one year or less. The fair values were obtained from major financial institutions based upon the market values as of December 31, 1999 and December 31, 1998.

   The Company purchases commodity futures to hedge anticipated purchases of aluminum. Gains and losses on open hedging transactions are deferred until the futures are closed. Upon closing, gains and losses are included in inventories as a cost of the commodities and reflected in net earnings when the product is sold. At December 31, 1999, the Company had futures covering approximately 31% of annual forecasted aluminum purchases. The fair market value of these aluminum options resulted in a $0.5 million deferred gain and $0.1 million deferred loss at December 31, 1999 and December 31, 1998, respectively. The fair market value was obtained from a major financial institution based upon the market value of those futures at December 31, 1999 and December 31, 1998.

11. Common Stock

   On September 30, 1997, all of the outstanding common stock of the Pre-Merger Company was cancelled and 20.4 million shares of common stock of the Post-Merger Company were issued.

   Due to the merger with Greenmarine, all stock options, stock appreciation rights and restricted stock granted under the OMC Executive Equity Incentive Plan and the OMC 1994 Long-Term Incentive Plan were fully vested and payable in accordance with the terms of the Plans or as provided in the terms of the grants, as amended. In the case of stock options, participants in the plans were entitled to receive in cash the difference, if any, between the purchase price of $18.00 per share (or limited stock appreciation rights at $19.50 per share as computed for officers) and the stock option purchase price. With regard to restricted stock granted under either of the plans, participants were entitled to receive the cash value of the grants based on $18.00 per share or as may have otherwise been agreed to between the participant and the Pre-Merger Company. All amounts with respect to the above plans have been expensed and included in the category "change of control expenses--compensation" in the September 30, 1997 Statement of Consolidated Earnings.

   The Pre-Merger Company adopted the disclosure-only provision under Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation," as of September 30, 1997, while continuing to measure compensation cost under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If the accounting provisions of SFAS 123 had been adopted as of the beginning of 1997, the effect on net earnings for 1997 would have been immaterial.

   On March 10, 1998, the Post-Merger Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of employees of the Company. All employees are eligible to participate in PROP. PROP replaced all long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and
(ii) grants of stock options, shares of restricted stock, stock units or stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,900,000 shares of currently authorized common stock of the Company. Grants under PROP are discretionary.

   Stock option grants under PROP through December 31, 1999 were 1,570,870, net of cancelled option grants. The grants are primarily exercisable at $18 and $22 per share and expire ten years after date of grant. Additionally, there were 61,105 incentive stock options granted to an executive which expire 11 years after the date of grant. The Company accounts for PROP under APB Opinion No. 25, and has not recorded any compensation expense for grants through December 31, 1999 as the exercise price of the stock option approximates management's estimate of fair market value of the Company's stock on the date of grant. If the accounting provisions of SFAS 123 had been adopted, the effect on net earnings for the fiscal year ended December 31, 1999, and the fiscal year ended September 30, 1998 would have been a reduction of pretax earnings of $1.0 million and $0.7 million, respectively, on a proforma basis and a reduction of basic and diluted earnings per share of $0.05 million and $0.03 per share, respectively.

   A summary of option data for all plans was as follows:

                                                                    Weighted
                                                                     Average
                                                        Number of     Price
                                                      Option Shares Per Share
                                                      ------------- ---------
   Options outstanding and unexercised at September
    30, 1997.........................................         --        --
   Options granted...................................     979,245    $18.00
                                                        ---------    ------
   Options outstanding and unexercised at September
    30, 1998.........................................     979,245    $18.00
                                                        =========    ======
   Options granted...................................     110,500    $21.80
   Options cancelled.................................      28,500       --
                                                        ---------    ------
   Options outstanding and unexercised at December
    31, 1998.........................................   1,061,245    $18.86
                                                        =========    ======
   Options granted...................................     596,000    $21.75
   Options cancelled.................................      86,375       --
                                                        ---------    ------
   Options outstanding and unexercised at December
    31, 1999.........................................   1,570,870    $19.69
                                                        =========    ======
   Exercisable at December 31, 1999..................     615,703    $18.00

   The weighted average fair value per option granted during 1999 and 1998, estimated on the date of grant using the Black-Scholes option-pricing model was $4.81 and $3.75, respectively. The fair value of 1999 and 1998 options granted is estimated on the date of grant using the following assumptions: risk-free interest rate of

5.4% in 1999 and 4.7% in 1998, and an expected life of four years in 1999 and five years in 1998. The Company has used the "minimum value' method of valuing stock options based upon SFAS 123.

12. Retirement Benefit and Incentive Compensation Programs

   The Company and its subsidiaries have retirement benefit plans covering a majority of its employees. Worldwide pension calculations resulted in (expense) income of $5.4 million, $5.0 million, and $(2.4) million for the fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998, and September 30, 1997, respectively. In addition, the Company recorded a $42.2 million curtailment loss (as part of its September 1998 restructuring--see Note
4) associated with the acceleration of pension benefits for employees at the Milwaukee and Waukegan facilities. This curtailment loss was subsequently increased by $5.0 million in May 1999 and by $2.5 million in September 1999 to reflect the finalization of the curtailment loss estimate (see Note 4).

   In May 1999, the Company made the decision to change the pension and post-retirement medical plans for current active employees and current retirees of the Company. The pension plan changes include merging the Company's union and non-union pension plans into one consolidated pension plan. In addition, the Company decided to freeze the merged pension plan for non-union employees effective September 30, 1999. Finally, the postretirement medical plan was changed to provide new employee contribution rates, changes in benefit levels, different service providers and the elimination of post-65 retirement medical coverage for employees who retire on or after January 1, 2000. These changes in both the pension and postretirement medical plans resulted in a curtailment gain of $15.0 million which was reflected in the Company's Condensed Statement of Consolidated Operations and Comprehensive Income as a reduction in selling, general and administrative expense in fiscal year 1999.

   The following schedule of pension expense (income) presents amounts relating to the Company's pension plans:

                                      Twelve Months Twelve Months Twelve Months
                                          Ended         Ended         Ended
                                      December 31,  September 30, September 30,
                                          1999          1998          1997
                                      ------------- ------------- -------------
                                                (Dollars in million)
   Benefits earned during the
    period..........................     $  5.0        $  6.6        $  6.6
   Interest cost on projected
    benefit obligation..............       33.1          28.8          28.5
   Return on pension assets.........      (44.6)        (41.3)        (88.5)
   Net amortization and deferral....        --           (0.1)         54.3
                                         ------        ------        ------
   Net periodic pension expense
    (income)........................     $ (6.5)       $ (6.0)       $  0.9
                                         ======        ======        ======
   Curtailment (gain) loss..........       (9.7)         42.2           --
   Special Termination Benefits.....        7.9           --            --

   Actuarial assumptions used for the Company's principal defined benefit plans:

                                      Twelve Months Twelve Months Twelve Months
                                          Ended         Ended         Ended
                                      December 31,  September 30, September 30,
                                          1999          1998          1997
                                      ------------- ------------- -------------
   Discount rates...................        7.5%          7.0%          7.5%
   Rate of increase in compensation
    levels (salaried employee
    plans)..........................        5.0%          5.0%          5.0%
   Expected long-term rate of return
    on assets.......................        9.5%          9.5%          9.5%

   The following provides a reconciliation of benefit obligations, plan assets and funded status:

                                                      December 31, December 31,
                                                          1999         1998
                                                      ------------ ------------
                                                        (Dollars in millions)
   Change in Benefit Obligation:
     Benefit obligation at beginning of period......     $483.3       $476.3
     Service cost...................................        5.0          1.9
     Interest cost..................................       33.1          8.3
     Plan amendment.................................       (7.5)         --
     Actuarial (gain) loss..........................      (29.6)         4.2
     Benefits paid..................................      (31.0)        (7.4)
                                                         ------       ------
   Benefit obligation at end of period:.............     $453.3       $483.3
                                                         ======       ======
   Change in plan assets:
     Fair value of plan assets at beginning of
      period........................................     $474.3       $440.2
     Actual return on plan assets...................       83.6         41.0
     Employer contribution..........................        1.5          0.5
     Benefits paid..................................      (31.0)        (7.4)
                                                         ------       ------
   Fair value of plan assets at end of period.......     $528.4       $474.3
                                                         ======       ======
   Reconciliation:
     Funded status..................................     $ 75.1       $ (9.0)
     Unrecognized net actuarial loss................      (38.9)        19.2
     Unrecognized prior service cost................       (0.5)         --
                                                         ------       ------
   Prepaid (accrued) benefit cost...................     $ 35.7       $ 10.2
                                                         ======       ======
   Amounts recognized in the Statements of Financial
    Position consist of:
     Prepaid benefit cost...........................     $ 50.8       $ 46.4
     Accrued benefit liability......................      (15.1)       (20.7)
     Minimum pension liability......................        --         (15.5)
                                                         ------       ------
   Net amount recognized............................     $ 35.7       $ 10.2
                                                         ======       ======

   At September 30, 1997 in accordance with purchase accounting, plan assets in excess of or less than the projected benefit obligation had been recorded. The provisions of SFAS No. 87, "Employers' Accounting for Pensions", require the recognition of an additional minimum liability for each defined benefit plan for which the accumulated benefit obligation exceeds plan assets. In 1998, because the accumulated benefit obligation exceeded the plan assets and because, due to the application of purchase accounting, the Company did not have any unrecognized prior service cost at the beginning of the fiscal year, the balance of $15.5 million was reported as a separate reduction of shareholders' investment at December 31, 1998. In 1999, the minimum pension liability of $15.5 million was reversed due to the Company's decision to merge and freeze the pension plans for current and active retirees of the Company. This $15.5 million change is reported as a component of Other Comprehensive Income in fiscal year 1999.

   The Company provides certain health care and life insurance benefits for eligible retired employees, primarily employees of the Milwaukee, Wisconsin; Waukegan, Illinois; and former Galesburg, Illinois plants as well as North American Engine Operations and the Corporate office. Employees at these locations become eligible if they have fulfilled specific age and service requirements. These benefits are subject to deductible, co-payment provisions and other limitations, which are amended periodically. The Company reserves the right to make additional changes or terminate these benefits in the future. In addition, as part of the Company's restructuring charge (See Note 4), the Company recorded a curtailment loss of $29.9 million associated with the acceleration of postretirement benefits for employees at the Milwaukee and Waukegan facilities. This curtailment loss was subsequently decreased by $19 million in May 1999 to reflect the finalization of the union agreements, which were settled with the Company's unions in 1999 (see Note 4).

   The net cost of providing postretirement health care and life insurance benefits included the following components:

                                     Twelve Months Twelve Months Twelve Months
                                         Ended         Ended         Ended
                                     December 31,  September 30, September 30,
                                         1999          1998          1997
                                     ------------- ------------- -------------
                                               (Dollars in million)
   Service cost-benefits attributed
    to service during the period...      $ 0.9         $0.7          $1.1
   Interest cost on accumulated
    postretirment benefit
    obligation.....................        7.6          6.6           7.3
   Amortization of prior service
    cost and actuarial gain........       (0.7)        (0.2)         (1.8)
                                         -----         ----          ----
   Net periodic postretirement
    benefit cost...................      $ 7.8         $7.1          $6.6
                                         =====         ====          ====
   Curtailment (gain) loss.........      (24.8)        29.9           --

   The following provides a reconciliation of benefit obligations, plan assets and funded status:

                                                     December 31, December 31,
                                                         1999         1998
                                                     ------------ ------------
                                                       (Dollars in millions)
   Change in Benefit Obligation:
     Benefit obligation at beginning of period......   $ 135.0      $ 131.4
     Service cost...................................       0.9          0.2
     Interest cost..................................       7.6          2.2
     Plan amendment.................................     (24.8)         --
     Actuarial (gain) loss..........................     (15.2)         3.7
     Benefits paid..................................      (9.5)        (2.5)
                                                       -------      -------
   Benefit obligation at end of period..............   $  94.0      $ 135.0
                                                       =======      =======
   Change in plan assets:
     Fair value of plan assets at beginning of
      period........................................   $   --       $   --
     Actual return on plan assets...................       --           --
     Employer contribution..........................       8.6          2.5
     Employee contribution..........................       0.9          --
     Benefits paid..................................      (9.5)        (2.5)
                                                       -------      -------
   Fair value of plan assets at end of period.......   $   --       $   --
                                                       -------      -------
   Funded status....................................   $ (94.0)     $(135.0)
   Unrecognized net actuarial loss..................       1.5          3.4
   Unrecognized prior service cost..................     (13.1)         --
                                                       -------      -------
   Accrued benefit cost.............................   $(105.6)     $(131.6)
                                                       =======      =======
   Less: Current portion of postretirement
    obligation......................................      (7.2)        (8.0)
                                                       -------      -------
   Net long-term postretirement obligation..........     (98.4)      (123.6)
   Ficht GMBH pension plan..........................      (0.1)         --
   Former officer life insurance obligation.........      (0.6)        (0.8)
                                                       -------      -------
   Total postretirement benefits other than
    pension.........................................   $ (99.1)     $(124.4)
                                                       =======      =======

   The accumulated postretirement benefit obligation was determined using a 7.5% and 7% weighted average discount rate at December 31, 1999 and December 31, 1998, respectively. The health care cost trend rate was assumed to be 7% and remaining constant thereafter. A one percentage point increase of this annual trend rate would increase the accumulated postretirement benefit obligation at December 31, 1999 and December 31, 1998 by approximately $13.6 million and $11.3 million, respectively, and the total service and interest cost components by $1.2 million and $0.2 million, respectively. A one percentage point decrease of this annual trend rate would decrease the accumulated postretirement benefit obligation at December 31, 1999 and December 31, 1998 by approximately $11.7 million and $9.5 million and the total service and interest cost components by $1.1 million and $0.2 million, respectively.

   The Company also sponsors a defined contribution plan. Participation in the plan is available to substantially all employees of the Company. The defined contribution plan is a Company sponsored 401(k) plan in which employees can contribute up to 15% of their eligible pay up to the IRS limit of $10,000 per year. The Company contributes in cash amounts equal to the first 3% of employee contributions and 50% the next 2% of employee contributions for non-collectively bargained employees. The amounts expensed for the Company match provision of the plan were $1.8 million, $0.9 million, and $0.4 million in the fiscal year ended December 31, 1999, and the fiscal years ended September 30, 1998 and 1997.

13. Other Expense (Income), Net

   Other non-operating expense (income) in the Statements of Consolidated Earnings consisted of the following items:

                                     Twelve Months Twelve Months Twelve Months
                                         Ended         Ended         Ended
                                     December 31,  September 30, September 30,
                                         1999          1998          1997
                                     ------------- ------------- -------------
                                               (Dollars in million)
   Expense (Income)
     Interest earned................     $(2.7)       $ (4.3)       $ (4.5)
     Insurance Recovery and Lawsuit
      Settlement....................       --            --          (10.7)
     Foreign exchange losses
      (gains).......................       1.9          (0.7)          1.0
     (Gain) loss on disposition of
      plant and equipment...........      (2.2)         (2.9)         (5.8)
     Joint venture earnings.........       --           (4.8)         (7.2)
     Miscellaneous, net.............      (2.1)         (2.9)         (2.0)
                                         -----        ------        ------
                                         $(5.1)       $(15.6)       $(29.2)
                                         =====        ======        ======

14. Income Taxes

   The provision for income taxes consisted of the following:

                                     Twelve Months Twelve Months Twelve Months
                                         Ended         Ended         Ended
                                     December 31,  September 30, September 30,
                                         1999          1998          1997
                                     ------------- ------------- -------------
                                               (Dollars in millions)
   Current provision for income
    taxes:
     Federal........................     $ --          $ --          $ --
     State..........................       0.5           0.5           0.5
     Foreign........................       4.1           3.1           2.2
   Deferred provision for income
    taxes:
     Federal........................       1.7         (29.4)        (36.7)
     State..........................       1.7          (7.6)         (2.8)
     Foreign........................       5.1           0.0           0.6
     Valuation Allowance............      (2.5)         36.8          39.0
                                         -----         -----         -----
   Total Income Tax Provision.......     $10.6         $ 3.4         $ 2.8
                                         =====         =====         =====

   The significant short-term and long-term deferred tax assets and liabilities were as follows:

                                                       December 31, December 31,
                                                           1999         1998
                                                       ------------ ------------
                                                         (Dollars in millions)
   Deferred tax assets
     Litigation and claims............................   $  17.8      $  21.4
     Product warranty.................................      23.9         22.7
     Marketing programs...............................      18.7         22.8
     Postretirement medical benefits..................      41.7         52.3
     Restructuring....................................      19.2         16.8
     Loss carryforwards...............................     100.2         77.0
     Other............................................      43.0         57.7
     Valuation Allowance..............................    (171.3)      (179.8)
                                                         -------      -------
       Total deferred tax assets......................   $  93.2      $  90.9
                                                         -------      -------
   Deferred tax liabilities
     Depreciation and amortization....................   $ (15.2)     $ (14.5)
     Employee benefits................................     (18.8)         --
     Purchase accounting asset evaluations............     (25.5)       (39.0)
     Other............................................     (31.8)       (35.5)
                                                         -------      -------
       Total deferred tax liabilities.................    ($91.3)      ($89.0)
                                                         -------      -------
         Net deferred tax assets......................   $   1.9      $   1.9
                                                         =======      =======

   Under SFAS 109, "Accounting for Income Taxes", the Company is required to consider several factors in order to determine if it is "more likely than not" that deferred tax assets will be realized. Those factors include an examination of the Company's historical profitability and forecasted earnings.

   The Company believes the recorded net deferred tax assets of $1.9 million will more likely than not be realized. A valuation allowance of $171.3 million has been recorded at December 31, 1999, to reduce the deferred tax assets to their estimated net realizable value. Of this valuation allowance, $23.9 million relates to deferred tax assets established for foreign and state loss carryforwards.

   As of December 31, 1999, certain non-U.S. subsidiaries of the Company had net operating loss carryforwards for income tax purposes of $26.0 million. Of this amount, $2.7 million will expire by 2005 with the remaining balance being unlimited. In addition, the Company has $216.9 million of Federal net operating loss carryforwards expiring between 2008 and 2020 and $218.8 million of state net operating loss carryforwards expiring between 2000 and 2015. These carryforwards are entirely offset by the valuation allowance. No benefit has been recognized in the Consolidated Financial Statements. These NOL carryforwards, and other deferred tax assets, were provided for with a valuation allowance at the time of the Greenmarine Acquisition. Any future benefits arising from adjusting the valuation allowance for NOL carryforward utilization (limited to $15.9 million each year), or realization of the deferred tax assets will be recorded as a reduction of goodwill arising from the Greenmarine Acquisition until such balance is exhausted, and thereafter to other intangibles until exhausted, and thereafter will be recorded as a direct reduction to income tax expense. The benefit of $6 million recorded during the year ended December 31, 1999 related to a reduction in the valuation allowance and a corresponding reduction in goodwill at December 31, 1999.

   The following summarizes the major percentage differences between the actual provision for income taxes on earnings (losses) and the provision (credit) based on the statutory United States Federal income tax rate:

                                       Twelve Months Twelve Months Twelve Months
                                           Ended         Ended         Ended
                                       December 31,  September 30, September 30,
                                           1999          1998          1997
                                       ------------- ------------- -------------
                                                (% to pretax earnings)
   At statutory rate.................       35.0%        (35.0)%       (35.0)%
   State income taxes, net of Federal
    tax deduction....................        7.6          (3.6)         (3.0)
   Tax effect of non-U.S. subsidiary
    earnings and operating losses at
    other than the U.S. rate.........        0.9           0.1           3.0
   Tax effect of goodwill
    amortization and write-offs......        4.4           1.4           0.4
   Federal tax effect prior year's
    state income taxes paid..........        --            --           (0.2)
   Disposal of investment not
    deductible for tax...............        5.2           --            --
   Equity earnings of foreign
    affiliates subject to U.S.
    taxation.........................       14.9           --            --
   Change in valuation allowance.....      (13.3)         25.0          51.1
   Tax effect of foreign investment
    in U.S. property.................        --            6.4           --
   Other.............................        1.7           8.0         (12.8)
     Actual provision................       56.4%         N.M.%         N.M.%

   Domestic and non-U.S. earnings before provision (credit) for income taxes consisted of the following:

                                     Twelve Months Twelve Months Twelve Months
                                         Ended         Ended         Ended
                                     December 31,  September 30, September 30,
                                         1999          1998          1997
                                     ------------- ------------- -------------
                                               (Dollars in million)
   Earnings (loss) before provision
    for income taxes
     United States.................      $ 1.0        $(144.8)      $(68.7)
     Non-U.S. .....................       17.8           (2.3)        (7.6)
                                         -----        -------       ------
       Total.......................      $18.8        $(147.1)      $(76.3)
                                         =====        =======       ======

   The above non-U.S. income of $17.8 million is a net amount that includes both earnings and losses. Due to the integrated nature of the Company's operations, any attempt to interpret the above pretax earnings (loss) as resulting from stand-alone operations could be misleading.

   No U.S. deferred taxes have been provided on $77.9 million of undistributed non-U.S. subsidiary earnings. The Company has no plans to repatriate these earnings and, as such, they are considered permanently invested. While no detailed calculations have been made of the potential U.S. income tax liability should such repatriation occur, the Company believes that it would not be material in relation to the Company's Consolidated Financial Position or Consolidated Earnings.

   During the calendar year 1999, the Company settled with the Internal Revenue Service the audits for the fiscal years 1992 through 1994. As a result of this settlement, an accrual for previously provided interest of $8.2 was no longer necessary, and upon reversal reduced the Company's total interest expense for the 1999 year.

15. Segment and Related Information

   The Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" in 1999 which changes the way the Company reports information about its operating segments. The Company has two reportable segments: marine engines, including parts and accessories, and boats. The Company markets its products primarily through dealers in the United States and Canada, through distributors and dealers in Europe, and through distributors in the rest of the world.

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other Column" reflects primarily corporate related items including curtailment income, restructuring charges, corporate staff expenses, and intangible assets (including amortization expense) related to the Company's acquisition in September 1997.

                                              Marine
                                              Engines  Boats   Other    Total
                                              -------  ------  ------  --------
                                                  (Dollars in millions)
Fiscal Year Ended December 31, 1999
  Revenues................................... $649.8   $461.1  $  --   $1,110.9
  Intersegment revenues......................   75.6      0.2     --       75.8
  Earnings (loss) from operations............   16.9      2.1    17.8      36.8
  Total Assets...............................  640.4    119.5    88.5     848.4
  Capital Expenditures.......................   29.0      9.1    10.4      48.5
  Depreciation and Amortization..............   39.3      5.4     7.4      52.1
Three Months Ended December 31, 1998
  Revenues................................... $111.9   $ 87.5  $  --   $  199.4
  Intersegment revenues......................   19.2      --      --       19.2
  Earnings (loss) from operations............  (20.8)   (11.6)  (11.2)    (43.6)
  Total Assets...............................  596.0    111.6   166.6     874.2
  Capital Expenditures.......................   11.0      2.3     1.8      15.1
  Depreciation and Amortization..............    9.5      1.3     1.6      12.4
Fiscal Year Ended September 30, 1998
  Revenues................................... $636.5   $389.2  $  --   $1,025.7
  Intersegment revenues......................  102.2      --      --      102.2
  Earnings (loss) from operations............   61.6    (34.6) (159.6)   (132.6)
  Total Assets...............................  612.5    126.1   168.6     907.2
  Capital Expenditures.......................   25.8      8.0     0.6      34.4
  Depreciation and Amortization..............   36.0      6.3     7.8      50.1
Fiscal Year Ended September 30, 1997
  Revenues................................... $560.4   $419.1  $  --   $  979.5
  Intersegment revenues......................  131.9      --      --      131.9
  Earnings (loss) from operations............   16.0    (54.9)  (35.3)    (74.2)
  Total Assets...............................  607.2    151.2   253.2   1,011.6
  Capital Expenditures.......................   33.2      2.6     0.5      36.3
  Depreciation and Amortization..............   42.6      9.2     5.2      57.0

   The following table presents financial information by geographic region. Revenues are attributed by geographic area upon the location where the products are sold:

                          Fiscal Year  Three Months  Fiscal Year   Fiscal Year
                             Ended        Ended         Ended         Ended
                          December 31, December 31, September 30, September 30,
                              1999         1998         1998          1997
                          ------------ ------------ ------------- -------------
                                          (Dollars in millions)
Net sales
  United States..........   $  867.1      $152.0      $  769.7       $721.0
  Hong Kong..............       12.5         2.3          11.5         20.3
  Australia..............       42.8        10.1          38.3         45.4
  Canada.................       57.6         8.5          56.7         44.4
  Europe.................       93.4        15.6          91.9         90.9
  Latin America
   (including Brazil and
   Mexico)...............       37.5        10.9          57.6         57.5
                            --------      ------      --------       ------
    Total................   $1,110.9      $199.4      $1,025.7       $979.5
                            ========      ======      ========       ======
Intersegment revenues
  United States..........   $  119.8      $ 29.8      $  134.2       $119.2
  Hong Kong..............       23.8         9.7          32.8         29.7
  Australia..............        0.6         0.0           0.3          0.2
  Canada.................       12.9         2.7           6.8          5.8
  Europe.................        0.9         0.1           1.1          2.1
  Latin America
   (including Brazil and
   Mexico)...............        --          --            --           --
                            --------      ------      --------       ------
    Total................   $  158.0      $ 42.3      $  175.2       $157.0
                            ========      ======      ========       ======
Earnings (loss) from
 operations
  United States..........   $   26.4      $(43.1)     $ (143.1)      $(75.7)
  Hong Kong..............        2.0         1.7           0.8          0.5
  Australia..............        1.0        (0.5)          0.5          3.2
  Canada.................        3.9        (0.1)          4.1          1.1
  Europe.................        1.9        (2.5)         (0.8)        (8.8)
  Latin America
   (including Brazil and
   Mexico)...............        1.6         0.9           5.9          5.5
                            --------      ------      --------       ------
    Total................   $   36.8      $(43.6)     $ (132.6)      $(74.2)
                            ========      ======      ========       ======
Total Long-lived assets
  United States..........   $  370.8      $378.5      $  379.0       $407.5
  Hong Kong..............        6.9         6.1           4.5          3.3
  Australia..............        1.2         2.1           2.1          2.7
  Canada.................        3.1         2.9           3.1          3.1
  Europe.................        2.1         1.2           1.1          1.4
  Latin America
   (including Brazil and
   Mexico)...............        2.8         2.7           2.6          3.4
                            --------      ------      --------       ------
  Total..................   $  386.9      $393.5      $  392.4       $421.4
                            ========      ======      ========       ======

   Data for Europe (which primarily includes Belgium) and Latin America (including Brazil and Mexico) is provided as supplemental information as these locations are individually immaterial. Due to the integrated nature of the Company's operations, any attempt to interpret the above geographic area data as resulting from unique or stand-alone types of operations could be misleading.

16. Quarterly Information--(Unaudited)

   A summary of pertinent quarterly data for fiscal 1999, the three month period ended December 31, 1998 and fiscal 1998 was as follows:

                                                Quarter Ended
                               ------------------------------------------------
                                 March 31    June 30  September 30 December 31
                               ------------- -------- ------------ ------------
                               (Dollars in millions, except amounts per share)
   Fiscal 1999
     Net sales...............     $255.2      $315.6     $279.4       $260.7
     Gross earnings..........       53.3        70.2       62.7         43.7
     Net earnings (loss).....      (11.9)       33.8       11.0        (24.7)
     Net loss per share:
       Basic.................     $(0.58)     $ 1.66     $ 0.54       $(1.21)
                                  ------      ------     ------       ------
       Diluted...............     $(0.58)     $ 1.64     $ 0.53       $(1.21)
                                  ------      ------     ------       ------
                               Quarter Ended
                                December 31
                               -------------
                                (Dollars in
                                 millions
                                  except
                                amounts per
                                  share)
   Quarter Ended December 31,
    1998
     Net sales...............     $199.4
     Gross earnings..........       18.7
     Net loss................      (47.1)
     Net loss per share:
       Basic.................     $(2.31)
                                  ------
       Diluted...............     $(2.31)
                                  ------
                                                Quarter Ended
                               ------------------------------------------------
                                December 31  March 31   June 30    September 30
                               ------------- -------- ------------ ------------
                               (Dollars in millions, except amounts per share)
   Fiscal 1998
     Net sales...............     $209.5      $262.2     $282.4       $271.6
     Gross earnings..........       37.8        59.3       67.6         67.4
     Net loss................      (17.1)       (8.4)      (3.8)      (121.2)
     Net loss per share:
       Basic.................     $(0.84)     $(0.41)    $(0.19)      $(5.94)
                                  ------      ------     ------       ------
       Diluted...............     $(0.84)     $(0.41)    $(0.19)      $(5.94)
                                  ------      ------     ------       ------

   In the fourth fiscal quarter of fiscal year 1998, the Company recorded a $98.5 million restructuring charge (see Note 4). Earnings per share amounts for each quarter are required to be computed independently and, therefore, may not equal the amount computed for the total year. Due to the seasonal nature of the Company's business, it is not meaningful to compare the results of operations of different fiscal quarters.

17. Commitments and Contingent Liabilities

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to a total aggregate of approximately $33 million for a period not to exceed 18 months from the date of invoice. The Company resells any repurchased products at a discount.

Losses incurred under this program have not been material. For the fiscal year ended December 31, 1999 and for fiscal 1998, the Company repurchased approximately $5.7 million and $4.1 million of products, respectively, all of which were resold at a discounted price. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations.

   Minimum commitments under operating leases having initial or remaining terms greater than one year are $7.4 million, $5.8 million, $5.1 million, $3.9 million, $3.0 million, and $4.8 million for the years ending December 31, 2000 through 2004 and after 2004, respectively.

   The Company is engaged in a number of legal proceedings arising in the ordinary course of business. While the result of these proceedings, as well as those discussed below, cannot be predicted with any certainty, based upon the information presently available, management is of the opinion that the final outcome of all such proceedings should not have a material effect upon the Company's Consolidated Financial Position or the Consolidated Earnings of the Company.

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

   As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental closedown costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At December 31, 1999 the Company has accrued approximately $23 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. It is reasonably possible that a change in this estimate will occur in the near term. In addition, the Company has estimated that reasonably possible environmental loss contingencies may exceed amounts accrued by as much as $16 million at December 31, 1999. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

   Each site, whether or not remediation studies have commenced, is reviewed on a quarterly basis and the aggregate environmental contingent liability accrual is adjusted accordingly. Because the sites are reviewed and the accrual adjusted quarterly, the Company is confident the accrual accurately reflects the Company's liability based upon the information available at the time.

   In July 1998, the Company was provided information on the results of a feasibility study which was performed on the Company's owned property located in Waukegan, Illinois, commonly known as the Coke plant. This information was provided to the Company by the two prior owners of the property--General Motors Corporation and North Shore Gas Company. Although the Company was aware of the contamination and that the study was being conducted, it was not until July 1998 that the Company became aware of the scope and extent of the contamination and the associated remedial alternatives. Although the Company believes that it was not a generator of hazardous substances at the site, as a landowner it is, by statute, a PRP. Based on its experience with Superfund Sites, the Company calculated a range of potential allocations and recorded an amount related to the most probable outcome in its September 1998 financial statements.

   In March 1998, the Company received correspondence from Orbital Engine Corporation Limited ("Orbital") alleging that the Company's FICHT fuel-injected 150 horsepower engines infringed two Australian Orbital patents, which correspond to three U.S. patents and to a number of foreign patents. In May 1999, the Company entered into a non-assert agreement with Orbital relative to engines sold by OMC and its licensees which used FICHT fuel injection. Under the terms of the agreement, the Company will make certain payments to Orbital for use of the patents and all foreign counterparts, as well as certain other patents, identified in the agreement. Under the terms of the agreement, the Company is not precluded from developing FICHT fuel injection for any application.

18. Subsequent Events

   On January 28, 2000, the Company sold an aggregate of 650,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and warrants (the "Warrants") to purchase an aggregate of 5,750,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for an aggregate consideration of $65.0 million in a private placement transaction to Greenlake Holdings II, LLC and Quantum Industrial Partners, LDC. Approximately $15.0 million of the Series A Preferred Stock was issued in exchange for certain subordinated notes previously issued by the Company to the purchasers. The Series A Preferred Stock has an initial liquidation preference of $100 per share and an initial conversion price of $14 per share (in each case, subject to adjustment upon occurrence of certain events). The Series A Preferred Stock is convertible into Common Stock at any time. The Series A Preferred Stock has an annual dividend rate of 15% of the then current liquidation preference, and is entitled to share ratably in any dividends paid on the Common Stock. Dividends will accrue if not paid in cash, and the liquidation preference will be increased by the amount of any accrued but unpaid dividends. The Series A Preferred Stock may be redeemed at any time after October 1, 2008, upon written request of the holders of at least 75% of the then outstanding shares. The Company may redeem all outstanding shares of the Series A Preferred Stock if, at any time, less than 10% of the total Series A Preferred Stock originally sold on January 28, 2000 remains outstanding. The Warrants are exercisable at any time until January 28, 2010, at an exercise price of $.01 per share of Common Stock, payable in cash or in shares of Common Stock. The Company intends to use the proceeds from the sale of the Series A Preferred Stock and Warrants for general corporate purposes, including funding its working capital and making capital expenditures.

   The Pro Forma impact of the above transaction, had it occurred on January 1, 1999, would have resulted in an approximate $65 million in proceeds, which would have been used to paydown the existing revolving credit facility. The transaction would have been recorded as a $29.1 million increase in preferred stock and a $35.9 million increase in shareholders' investment (the fair market value of the attached warrants).

   The impact of the above transaction to the Statement of Consolidated Earnings had the transaction occurred as of January 1, 1999 would have included a decrease in interest expense of $4.7 million and an increase in preferred dividend expense of $14.3 million (which includes annual dividend expense and preferred stock accretion). As a result, 1999 loss on common shares would have been $1.4 million, and loss per diluted common share would have been $0.07.

19. Subsidiary Guarantor Information

   The Company issued $160,000,000 10 3/4% Senior Notes due 2008 ("Notes") on May 21, 1998. The Company's payment obligations under the Notes are to be guaranteed by certain of the Company's wholly-owned subsidiaries ("Guarantor Subsidiaries"). Such guarantees are full, unconditional, unsecured and unsubordinated on a joint and several basis by each of the Guarantor Subsidiaries. As of and through December 31, 1999, the Guarantor Subsidiaries were wholly-owned, but not the only wholly-owned, subsidiaries of the Company. The Credit Agreement and the Indenture governing the Notes contain certain covenants which, among other things, will restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sales and leaseback transactions and sales of assets. These covenants are, however, subject to a number of exceptions and qualifications. Separate financial statements of the Guarantor Subsidiaries are not presented because management of the Company has determined that they are not material to investors.

   The following consolidating financial statements include the Company ("Parent Company"), the Guarantor Subsidiaries and the Company's non-guarantor subsidiaries ("Other Subsidiaries"). Investments in subsidiaries are accounted for by the Company under the equity method of accounting for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The Company has not allocated goodwill to the Guarantor Subsidiaries or the other subsidiaries in association with the acquisition by and merger with Greenmarine.

                          OUTBOARD MARINE CORPORATION

                 STATEMENTS OF CONSOLIDATING FINANCIAL POSITION
                               DECEMBER 31, 1999

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
ASSETS
Current assets:
  Cash and cash
   equivalents..........  $  9.3      $  0.5       $ 15.2      $   0.0       $ 25.0
  Receivables, net......    58.1        16.8         30.0          0.0        104.9
  Intercompany
   receivables
   (payables)...........   (34.3)        1.2         33.1          0.0          0.0
  Inventories...........   102.6        46.7         41.1         (1.8)       188.6
  Other current assets..     9.6         2.0          5.6          0.0         17.2
                          ------      ------       ------      -------       ------
    Total current
     assets.............   145.3        67.2        125.0         (1.8)       335.7
Restricted cash.........    30.6         0.0          0.0          0.0         30.6
Product tooling, net....    24.3         5.0          0.2          0.0         29.5
Property, plant and
 equipment, net.........   150.1        32.4         18.1         (0.1)       200.5
Goodwill and other in-
 tangibles, net.........   181.3         0.0          5.2          0.0        186.5
Other assets............    56.0         2.5          7.1          0.0         65.6
Intercompany notes,
 net....................   (88.3)        0.0         88.3          0.0          0.0
Investment in subsidiar-
 ies....................   256.5         0.0          0.0       (256.5)         0.0
                          ------      ------       ------      -------       ------
  Total assets..........  $755.8      $107.1       $243.9      $(258.4)      $848.4
                          ======      ======       ======      =======       ======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Loan payable..........  $ 58.0      $  0.0       $  0.0      $   0.0       $ 58.0
  Accounts payable......    73.6        16.4          9.2          0.0         99.2
  Accrued and other.....   133.5        29.6         21.7         (1.6)       183.2
  Current maturities of
   long-term debt.......     8.2         0.2          0.0          0.0          8.4
                          ------      ------       ------      -------       ------
    Total current
     liabilities........   273.3        46.2         30.9         (1.6)       348.8
Long-term debt..........   239.3         2.1          0.0          0.0        241.4
Other non-current
 liabilities............   162.6         7.7          7.6          0.0        177.9
Shareholders'
 investment.............    80.6        51.1        205.4       (256.8)        80.3
                          ------      ------       ------      -------       ------
    Total liabilities
     and shareholders'
     investment.........  $755.8      $107.1       $243.9      $(258.4)      $848.4
                          ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

                 STATEMENTS OF CONSOLIDATING FINANCIAL POSITION
                               DECEMBER 31, 1998

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
ASSETS
Current assets:
  Cash and cash
   equivalents.......... $  2.2      $ 0.1        $ 11.3      $   0.0       $ 13.6
  Receivables, net......   71.8       23.3          35.4          0.0        130.5
  Intercompany
   receivables
   (payables)...........  (93.5)      (9.7)        103.2          0.0          0.0
  Inventories...........  103.4       47.8          47.8         (1.8)       197.2
  Other current assets..   12.5        3.2           6.6          0.0         22.3
                         ------      -----        ------      -------       ------
    Total current
     assets.............   96.4       64.7         204.3         (1.8)       363.6
Restricted cash.........   29.3        0.0           0.0          0.0         29.3
Product tooling, net....   26.8        2.9           0.3          0.0         30.0
Property, plant and
 equipment, net.........  156.9       23.9          16.5         (0.2)       197.1
Goodwill and other
 intangibles, net.......  189.4        0.0           7.0          0.0        196.4
Other assets............   50.8        2.3           4.7          0.0         57.8
Intercompany notes,
 net....................  (97.4)       0.0          97.4          0.0          0.0
Investment in
 subsidiaries...........  339.3        0.0           0.0       (339.3)         0.0
                         ------      -----        ------      -------       ------
    Total assets........ $791.5      $93.8        $330.2      $(341.3)      $874.2
                         ======      =====        ======      =======       ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current liabilities:
  Loan payable.......... $ 32.4      $ 0.0        $  0.0      $   0.0       $ 32.4
  Accounts payable......   68.1       12.8           9.1          0.0         90.0
  Accrued and other.....  143.0       30.0          19.8         (1.2)       191.6
  Current maturities of
   long-term debt.......   11.2        0.0           0.0          0.0         11.2
                         ------      -----        ------      -------       ------
    Total current
     liabilities........  254.7       42.8          28.9         (1.2)       325.2
Long-term debt..........  247.0        0.0           0.0          0.0        247.0
Other non-current
 liabilities............  231.8        7.9           5.1          0.0        244.8
Shareholders'
 investment.............   58.0       43.1         296.2       (340.1)        57.2
                         ------      -----        ------      -------       ------
    Total liabilities
     and shareholders'
     investment......... $791.5      $93.8        $330.2      $(341.3)      $874.2
                         ======      =====        ======      =======       ======

                          OUTBOARD MARINE CORPORATION

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                            AND COMPREHENSIVE INCOME
                     TWELVE MONTHS ENDED DECEMBER 31, 1999

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Net sales...............  $652.7      $466.6       $253.0      $ (261.4)    $1,110.9
Cost of goods sold......   525.5       411.3        205.8        (261.6)       881.0
                          ------      ------       ------      --------     --------
Gross Earnings..........   127.2        55.3         47.2           0.2        229.9
Selling, general and
 administrative
 expense................   116.0        51.4         39.8           0.0        207.2
Restructuring charge
 (income)...............   (14.1)        0.0          0.0           0.0        (14.1)
                          ------      ------       ------      --------     --------
Earnings from
 operations.............    25.3         3.9          7.4           0.2         36.8
Non-operating expense
 (income)...............    31.3        (0.1)       (13.2)          0.0         18.0
Equity earnings (loss)--
 subsidiaries...........    20.2         0.0          0.0         (20.2)         0.0
                          ------      ------       ------      --------     --------
Earnings (loss) before
 provision for income
 taxes..................    14.2         4.0         20.6         (20.0)        18.8
Provision for income
 taxes..................     6.0         0.0          4.5           0.1         10.6
                          ------      ------       ------      --------     --------
  Net earnings (loss)...  $  8.2      $  4.0       $ 16.1       $ (20.1)    $    8.2
                          ======      ======       ======      ========     ========
Other comprehensive
 income (expense):
Foreign currency
 translation
 adjustment.............    (0.4)       (0.2)        (0.6)          0.0         (1.2)
Minimum pension
 liability adjustment...    15.5         0.0          0.0           0.0         15.5
                          ------      ------       ------      --------     --------
  Other comprehensive
   income (expense).....    15.1        (0.2)        (0.6)          0.0         14.3
                          ------      ------       ------      --------     --------
Comprehensive income
 (loss).................  $ 23.3      $  3.8       $ 15.5       $ (20.1)    $   22.5
                          ======      ======       ======      ========     ========

                          OUTBOARD MARINE CORPORATION

         STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                     TWELVE MONTHS ENDED SEPTEMBER 30, 1998

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Net sales...............  $ 668.5    $ 411.1       $256.4      $(310.3)     $1,025.7
Cost of goods sold......    505.8      391.6        211.8       (315.6)        793.6
                          -------    -------       ------      -------      --------
Gross Earnings..........    162.7       19.5         44.6          5.3         232.1
Selling, general and
 administrative
 expense................    178.0       49.4         38.8          0.0         266.2
Restructuring charge
 (income)...............     98.5        0.0          0.0          0.0          98.5
                          -------    -------       ------      -------      --------
Earnings (loss) from
 operations.............   (113.8)     (29.9)         5.8          5.3        (132.6)
Non-operating expense
 (income)...............     12.1        1.4          1.0          0.0          14.5
Equity earnings (loss)--
 subsidiaries...........    (29.9)       0.0          0.0         29.9           0.0
                          -------    -------       ------      -------      --------
Earnings (loss) before
 provision for income
 taxes..................   (155.8)     (31.3)         4.8         35.2        (147.1)
Provision for income
 taxes..................      0.0        0.0          3.4          0.0           3.4
                          -------    -------       ------      -------      --------
  Net earnings (loss)...  $(155.8)   $ (31.3)      $  1.4      $  35.2      $ (150.5)
                          =======    =======       ======      =======      ========
Other comprehensive
 income (expense):
Foreign currency
 translation
 adjustment.............      1.0        0.0         (8.2)         0.0          (7.2)
Minimum pension
 liability adjustment...    (24.7)       0.0          0.0          0.0         (24.7)
                          -------    -------       ------      -------      --------
  Other comprehensive
   income (expense).....    (23.7)       0.0         (8.2)         0.0         (31.9)
                          -------    -------       ------      -------      --------
Comprehensive earnings
 (loss).................  $(179.5)   $ (31.3)      $ (6.8)     $  35.2      $ (182.4)
                          =======    =======       ======      =======      ========

                          OUTBOARD MARINE CORPORATION

         STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                     TWELVE MONTHS ENDED SEPTEMBER 30, 1997

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in Millions)
Net sales...............  $607.2      $439.0       $255.4      $(322.1)      $979.5
Cost of goods sold......   505.6       437.4        197.9       (318.9)       822.0
                          ------      ------       ------      -------       ------
Gross earnings..........   101.6         1.6         57.5         (3.2)       157.5
Selling, general and
 administrative
 expense................   116.3        52.2         51.4          0.0        219.9
Change in control
 expenses--
 compensation...........    11.8         0.0          0.0          0.0         11.8
                          ------      ------       ------      -------       ------
Earnings (loss) from
 operations.............   (26.5)      (50.6)         6.1         (3.2)       (74.2)
Non-operating expense
 (income)...............    10.0         0.1         (8.0)         0.0          2.1
Equity earnings (loss)--
 subsidiaries...........   (39.4)        0.0          0.0         39.4          0.0
                          ------      ------       ------      -------       ------
Earnings (loss) before
 provision for income
 taxes..................   (75.9)      (50.7)        14.1         36.2        (76.3)
Provision for income
 taxes..................     0.0         0.0          2.8          0.0          2.8
                          ------      ------       ------      -------       ------
  Net earnings (loss)...  $(75.9)     $(50.7)      $ 11.3      $  36.2       $(79.1)
                          ======      ======       ======      =======       ======
Other comprehensive
 income (expense):
Foreign currency
 translation
 adjustment.............    16.2         0.0         (7.7)         0.0          8.5
Minimum pension
 liability adjustment...     3.1         0.0          0.0          0.0          3.1
                          ------      ------       ------      -------       ------
  Other comprehensive
   income (expense).....    19.3         0.0         (7.7)         0.0         11.6
                          ------      ------       ------      -------       ------
Comprehensive earnings
 (loss).................  $(56.6)     $(50.7)      $  3.6      $  36.2       $(67.5)
                          ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                     TWELVE MONTHS ENDED DECEMBER 31, 1999

                           Parent    Guarantor      Other                  Consolidated
                           Company  Subsidiaries Subsidiaries Eliminations    Total
                           -------  ------------ ------------ ------------ ------------
                                              (Dollars in Millions)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net earnings (loss)......  $  8.2      $  4.0       $ 16.1       $(20.1)      $  8.2
Adjustments to reconcile
 net earnings (loss) to
 net cash provided by
 operations:
 Depreciation and
  amortization...........    38.7        10.0          3.5         (0.1)        52.1
 Curtailment gain........   (15.0)        --           --           --         (15.0)
 Restructuring charge....   (14.1)        --           --           --         (14.1)
 Deferred taxes..........     6.0         --           --           --           6.0
 Changes in current
  accounts excluding the
  effects of
  acquisitions and
  noncash transactions:
   Decrease (increase) in
    receivables..........    15.2         6.5          2.8          --          24.5
   Decrease (increase) in
    intercompany
    receivables and
    payables, and
    intercompany note
    receivables and note
    payables.............    29.4        (6.9)       (22.5)         --           --
   Decrease (increase) in
    inventories..........     0.2         1.1          3.5         (0.1)         4.7
   Decrease (increase) in
    other current
    assets...............    (2.0)        1.2          0.9          1.1          1.2
   Increase (decrease) in
    accounts payable and
    accrued liabilities..   (21.5)        3.0          1.7         (0.4)       (17.2)
   Other, net............    (6.9)       (4.4)         2.0         (0.5)        (9.8)
                           ------      ------       ------       ------       ------
     Net cash provided by
      (used for)
      operating
      activities.........    38.2        14.5          8.0        (20.1)        40.6
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Expenditures for plant
 and equipment, and
 tooling.................   (24.6)      (21.2)        (2.7)         --         (48.5)
Proceeds from sale of
 plant and equipment.....     4.3         0.1          0.2          --           4.6
Equity earnings (loss)...   (20.1)        --           --          20.1          --
Change in subsidiary
 investment..............    (0.7)        --           --           0.7          --
Other, net...............     0.7         0.5          0.2          --           1.4
                           ------      ------       ------       ------       ------
     Net cash provided by
      (used for)
      investing
      activities.........   (40.4)      (20.6)        (2.3)        20.8        (42.5)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net increase in short-
 term debt...............    25.6         --           --           --          25.6
Net change in long-term
 debt, including current
 maturities..............   (14.9)        2.3          --           --         (12.6)
Change in subsidiary
 capital.................    (0.1)        4.2         (3.4)        (0.7)         --
Change in restricted
 cash....................    (1.3)        --           --           --          (1.3)
Other, net...............     0.4         --           --           --           0.4
                           ------      ------       ------       ------       ------
     Net cash provided by
      (used for)
      financing
      activities.........     9.7         6.5         (3.4)        (0.7)        12.1
Exchange Rate Effect on
 Cash....................    (0.3)        --           1.5          --           1.2
                           ------      ------       ------       ------       ------
Net increase in Cash and
 Cash Equivalents........     7.2         0.4          3.8         (0.0)        11.4
Cash and Cash Equivalents
 at Beginning of Period..     2.2         0.1         11.3          --          13.6
                           ------      ------       ------       ------       ------
Cash and Cash Equivalents
 at End of Period........  $  9.4      $  0.5       $ 15.1       $ (0.0)      $ 25.0
                           ======      ======       ======       ======       ======

                          OUTBOARD MARINE CORPORATION

                      STATEMENTS OF CONSOLIDATED CASH FLOW
                     TWELVE MONTHS ENDED SEPTMEBER 30, 1998

                           Parent    Guarantor      Other                  Consolidated
                           Company  Subsidiaries Subsidiaries Eliminations    Total
                           -------  ------------ ------------ ------------ ------------
                                              (Dollars in Millions)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net earnings (loss)......  $(155.8)    $(31.3)     $   1.4       $35.2       $(150.5)
Adjustments to reconcile
 net earnings (loss) to
 net cash provided by
 operations:
 Depreciation and
  amortization...........     42.4        4.5          3.1         0.1          50.1
 Restructuring charge....     98.5        --           --          --           98.5
 Changes in current
  accounts excluding the
  effects of
  acquisitions and
  noncash transactions:
   Decrease (increase) in
    receivables..........     (2.4)      (0.3)         5.2        (3.4)         (0.9)
   Decrease (increase) in
    intercompany
    receivables and
    payables, and
    intercompany note
    receivables and note
    payables.............    188.2        0.3       (188.5)        --            --
   Decrease (increase) in
    inventories..........    (15.2)      24.5         (2.0)       (5.4)          1.9
   Decrease (increase) in
    other current
    assets...............     43.4        0.4         (1.2)        2.8          45.4
   Increase (decrease) in
    accounts payable and
    accrued liabilities..    (57.6)       1.4          3.6         6.3         (46.3)
   Other, net............     64.0        3.3          1.1        (5.9)         62.5
                           -------     ------      -------       -----       -------
     Net cash provided by
      (used for)
      operating
      activities.........    205.5        2.8       (177.3)       29.7          60.7
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Expenditures for plant
 and equipment, and
 tooling.................    (25.8)      (4.7)        (3.9)        --          (34.4)
Proceeds from sale of
 plant and equipment.....      8.3        1.3          --          --            9.6
Equity earnings (loss)...     29.7        --           --        (29.7)          --
Other, net...............      2.5        0.8         (2.5)        --            0.8
                           -------     ------      -------       -----       -------
     Net cash provided by
      (used for)
      investing
      activities.........     14.7       (2.6)        (6.4)      (29.7)        (24.0)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net increase in short-
 term debt...............    (96.0)       --           --          --          (96.0)
Net change in long-term
 debt, including current
 maturities..............     80.6        --          (0.2)        --           80.4
Change in subsidiary
 capital.................   (175.6)       --         175.6         --            --
Change in restricted
 cash....................    (29.0)       --           --          --          (29.0)
Other, net...............     (0.9)       --           --          --           (0.9)
                           -------     ------      -------       -----       -------
     Net cash provided by
      (used for)
      financing
      activities.........   (220.9)       --         175.4         --          (45.5)
Exchange Rate Effect on
 Cash....................      --         --          (0.4)        --           (0.4)
                           -------     ------      -------       -----       -------
Net increase in Cash and
 Cash Equivalents........     (0.7)       0.2         (8.7)        0.0          (9.2)
Cash and Cash Equivalents
 at Beginning of Period..     27.3        0.5         26.6         --           54.4
                           -------     ------      -------       -----       -------
Cash and Cash Equivalents
 at End of Period........  $  26.6     $  0.7      $  17.9       $ 0.0       $  45.2
                           =======     ======      =======       =====       =======

                          OUTBOARD MARINE CORPORATION

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                     TWELVE MONTHS ENDED SEPTEMBER 30, 1997

                           Parent    Guarantor      Other                  Consolidated
                           Company  Subsidiaries Subsidiaries Eliminations    Total
                           -------  ------------ ------------ ------------ ------------
                                              (Dollars in millions)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net earnings (loss)......  $(75.9)     $(50.7)      $ 11.3       $ 36.2       $(79.1)
Adjustments to reconcile
 net earnings (loss) to
 net cash provided by
 operations:
 Depreciation and
  amortization...........    44.9         7.1          5.0          --          57.0
 Changes in current
  accounts excluding the
  effects of
  acquisitions and
  noncash transactions:
   Decrease (increase) in
    receivables..........   (39.5)      (32.0)        82.7         (1.6)         9.6
   Decrease (increase) in
    intercompany
    receivables and
    payables, and
    intercompany note
    receivables and note
    payables.............    45.0        56.1       (101.1)         --           --
   Decrease (increase) in
    inventories..........    14.1         4.0          5.4          3.0         26.5
   Decrease (increase) in
    other current
    assets...............    (0.5)        1.0          1.9         (2.8)        (0.4)
   Increase (decrease) in
    accounts payable and
    accrued liabilities..     3.0         5.9        (15.8)         1.6         (5.3)
   Other, net............   (27.1)        7.5         (0.9)         3.0        (17.5)
                           ------      ------       ------       ------       ------
     Net cash provided by
      (used for)
      operating
      activities.........   (36.0)       (1.1)       (11.5)        39.4         (9.2)
CASH FLOWS FROM INVESTING
 ACTIVITIES:
Expenditures for plant
 and equipment, and
 tooling.................   (32.3)       (2.4)        (1.6)         --         (36.3)
Proceeds from sale of
 plant and equipment.....    10.9         1.4          0.7          --          13.0
Equity earnings (loss)...    39.4         --           --         (39.4)         --
Other, net...............    (5.3)        2.0          0.5          --          (2.8)
                           ------      ------       ------       ------       ------
     Net cash provided by
      (used for)
      investing
      activities.........    12.7         1.0         (0.4)       (39.4)       (26.1)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
Net change in long-term
 debt, including current
 maturities..............     0.3         --          (0.3)         --           --
Cash dividends paid......    (6.0)        --           --           --          (6.0)
Other, net...............     1.8         --           0.5          --           2.3
                           ------      ------       ------       ------       ------
     Net cash provided by
      (used for)
      financing
      activities.........    (3.9)        --           0.2          --          (3.7)
Exchange Rate Effect on
 Cash....................     --          --          (2.1)         --          (2.1)
                           ------      ------       ------       ------       ------
Net increase in Cash and
 Cash Equivalents........   (27.2)       (0.1)       (13.8)         0.0        (41.1)
Cash and Cash Equivalents
 at Beginning of Period..    54.5         0.6         40.4          --          95.5
                           ------      ------       ------       ------       ------
Cash and Cash Equivalents
 at End of Period........  $ 27.3      $  0.5       $ 26.6       $  0.0       $ 54.4
                           ======      ======       ======       ======       ======

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure

   No disclosure is required pursuant to this item.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   Set forth below is certain information regarding each director and executive officer of the Company as of December 31, 1999:

Name                     Age                               Position
----                     ---                               --------
David D. Jones, Jr......  56 Chairman, President and Chief Executive Officer
Alfred D. Kingsley......  57 Vice Chairman of the Board
Richard Katz............  57 Vice Chairman of the Board
Gary K. Duberstein......  45 Director and Assistant Secretary
Ron Hiram...............  47 Director
Frank V. Sica...........  48 Director
Andrew P. Hines.........  60 Executive Vice President and Chief Financial Officer; Director
Johan Arzbach...........  55 Vice President of OMC and President of International Operations
Robert B. Gowens, Jr....  52 Vice President of OMC and President, North American Engine Operations
Eric T. Martinez........  36 Vice President and Treasurer
James B. Pekarek........  31 Vice President and Controller
Robert S. Romano........  45 Vice President, General Counsel and Secretary

Directors

   David D. Jones, Jr. has been Chairman of the Board of Directors since May 1999 and President and Chief Executive Officer and a director since September 25, 1997. From 1990 to 1997, Mr. Jones held numerous positions with the Mercury Marine Division of Brunswick Corporation and most recently as President of the Mercury Marine Division. Mr. Jones is also a director of McLaren Engines, Inc., Livonia, Michigan.

   Alfred D. Kingsley has been Vice Chairman of the Board of Directors since May 1999 and prior to that was Chairman of the Board of Directors since September 12, 1997. Since 1993, Mr. Kingsley has been Senior Managing Director of Greenway Partners, L.P., an investment partnership. Prior to that, Mr. Kingsley held various positions at Icahn & Co., Inc., including senior adviser until 1992. Mr. Kingsley is also a director of ACF Industries, Incorporated, and a director of the general partner of American Real Estate Partners, L.P. Mr. Kingsley is Chairman of the Compensation Committee and a member of the Audit Committee.

   Richard Katz has been Vice Chairman of the Board of Directors since September 12, 1997. From 1977 to 1993, Mr. Katz was a director of NM Rothschild & Sons Limited, London, England. Since 1986, he has served as a Supervisory Director for a number of entities affiliated with Soros Fund Management LLC. Mr. Katz is also a director of Apex Silver Mines Limited.

   Gary K. Duberstein has been a director and Assistant Secretary since September 12, 1997 and was Vice Chairman of the Board of Directors from September 12, 1997 to May, 1999. Since 1993, Mr. Duberstein has been a Managing Director of Greenway Partners, L.P., an investment partnership. Prior to that, Mr. Duberstein served as general counsel to Icahn & Co., Inc., and as vice president of certain companies operated by Carl Icahn from 1985 to 1993. Mr. Duberstein is a member of the Compensation Committee and Chairman of the Audit Committee.

   Ron Hiram has been a director since September 30, 1997. Mr. Hiram has been associated with Soros Fund Management LLC, an investment management Company, since 1995 and has been a Managing Director thereof since 1997. From 1992 to 1995, Mr. Hiram was a Managing Director of Lehman Brothers Incorporated.
Mr. Hiram is a member of the Compensation Committee and Audit Committee.

   Frank V. Sica has been a director since July 22, 1998. Mr. Sica has been a Managing Director of Soros Fund Management LLC and head of its private equity operations since May 1, 1998. Prior to joining Soros Fund Management LLC, Mr. Sica held various positions during his 18-year tenure at Morgan Stanley Dean Witter & Co. Mr. Sica is a director of Banco Hipotecario S.A., Emmis Broadcasting Corporation, CSG Systems International, Inc., Kohl's Corporation and PointOne Telecommunications. Mr. Sica is a member of the Compensation Committee.

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

Executive Officers

   Johan Arzbach has been Vice President of OMC and President of OMC's International Operations since January 1999 and prior thereto spent twenty-three years at Ingersoll Rand in positions of increasing responsibility, where he most recently served as Vice President and General Manager of the Asia-Pacific operations of Ingersoll Rand's air compressor group.

   Robert B. Gowens, Jr. has been Vice President, President of North American Operations since October 1, 1998. Prior to his appointment to such position, Mr. Gowens held the position of Vice President and General Manager of the Quicksilver Unit of the Mercury Marine Division of Brunswick Corporation since and, prior thereto, Vice President of Sales of Mercury Marine's Mercruiser unit. From 1984 to 1992, Mr. Gowens served as President and Chief Executive Officer of Cigarette Racing Team, Inc., which specialized in high performance boat manufacturing. Prior thereto, Mr. Gowens served as a Vice President of A.T. Kearney, Inc. since 1980.

   Eric T. Martinez has been Vice President and Treasurer since March 1, 1999. Prior to that, Mr. Martinez was the Assistant Treasurer for Favorite Brands International, Inc. since July, 1998. From April, 1997 to June, 1998, Mr. Martinez served as Assistant Treasurer of Corporate Finance and Global Capital Markets for IMC Global, Inc. Prior to that, from 1996 to 1997, Mr. Martinez was the mergers and acquisitions finance leader for GE Plastics, a division of General Electric Company. From 1991 to 1996, he was Financial Evaluations and Analysis Supervisor for Amoco Corporation.

   James B. Pekarek has been Vice President and Controller since January, 2000. Prior to that, Mr. Pekarek was the Director of Reporting from September, 1998, to January, 2000. From September, 1995 to September, 1998, Mr. Pekarek served as Director of Reporting for Alliant Foodservice where he was responsible for all internal and external financial reporting.

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

Item 11. Executive Compensation

Personal Rewards and Opportunities Program

   On March 10, 1998, the Board of Directors of the Company adopted the Outboard Marine Corporation Personal Rewards and Opportunities Program ("PROP"). PROP was designed to recognize and reward, through cash bonuses, stock options and other equity-based awards, the personal contributions and achievements of key employees of the Company, both individually and as members of the management and key employee team. All employees of the Company and its subsidiaries are eligible to participate in PROP. PROP replaced all prior long and short-term incentive plans of the Company. PROP provides for (i) cash and/or equity annual bonuses based on performance targets, and (ii) grants of stock options, shares of restricted stock, stock units or stock appreciation rights. The aggregate number of shares of stock available for equity awards under PROP is 1,900,000 shares of currently authorized common stock of the Company. PROP is administered by the Board of Directors of the Company or a committee or subcommittee of the Board appointed by the Board among its members, which, in either case, has authority, at its discretion, to determine the persons to whom equity awards will be granted and the specifics of those grants. As of December 31, 1999, the Company had granted and outstanding stock options relating to 1,570,870 shares of common stock. Of these options, 144,745 were vested at the time of grant. The other 1,426,125 options have vested or will vest as follows: 429,958 as of December 31, 1999; 404,505 in the Company's fiscal year ending December 31, 2000; 283,316 in the Company's fiscal year ending December 31, 2001 and 308,346 thereafter. All of these stock options are exercisable at their fair market value on the date of grant as determined in accordance with PROP, and expire ten years after the date of grant except for Mr. Jones', whose options were granted at a price pursuant to his employment agreement.

Summary Compensation Table

   The following table sets forth information concerning the annual and long-term compensation paid or to be paid to those persons who were, at December 31, 1999, (i) the Chief Executive Officer or served in such capacity during calendar 1999, (ii) the other four most highly compensated Executive Officers of the Company, who were serving in such capacity as of December 31, 1999 and
(iii) individuals who would have been one of the four most highly paid Executive Officers but for the fact that they were not serving as an Executive Officer on December 31, 1999 (collectively the "Named Executives") for services rendered in all capacities to the Company for the 1999 and 1998 calendar years and the 1998 and 1997 fiscal years (designated with an "f").

   For a discussion of compensation payable to each of Messrs. Jones, Hines and Gowens, see Item 10--"Directors and Executive Officers of Registrant".

                                    Annual Compensation         Long-Term Compensation
                                ---------------------------- -----------------------------
                                                                        Securities
                                                   Other     Restricted Underlying
                                                   Annual      Stock     Options/   LTIP    All Other
Name and Principal              Salary   Bonus  Compensation   Awards      SARS    Payouts Compensation
Position                  Year    ($)   ($)(1)     ($)(2)      ($)(3)     (#)(4)   ($)(5)     ($)(6)
------------------        ----  ------- ------- ------------ ---------- ---------- ------- ------------
D.D. Jones, Jr.(7)......  1999  600,001     --        --          --      37,500      --       18,219
 Chairman, President and  1998  597,309 900,000    63,358         --     346,140      --      649,019
 Chief Executive Officer  1998f 556,925 900,000   114,736         --     407,245      --    2,578,014
                          1997f   7,692     --        --          --         --       --          --
A.P. Hines(8)...........  1999  374,999     --     61,146         --         --       --        4,083
 Executive Vice           1998  375,000 117,187   119,215     351,558    180,000      --          --
 President and Chief      1998f 349,708 117,187       --      351,558    180,000      --          --
 Financial Officer        1997f     --      --        --          --         --       --          --
R.B. Gowens(9)..........  1999  300,000 250,000       --          --         --       --       14,290
 Vice President, OMC, &   1998   77,308     --        --          --     100,000      --       17,734
 President, NAEO          1998f     --      --        --          --         --       --          --
                          1997f     --      --        --          --         --       --          --
J. Arzbach(10)..........  1999  230,000  85,000       --          --      40,000      --       26,150
 Vice President, OMC, &   1998      --      --        --          --         --       --          --
 President,               1998f     --      --        --          --         --       --          --
 International            1997f     --      --        --          --         --       --          --
 Operations
R. S. Romano............  1999  209,039  75,000       --          --      15,000      --        2,774
 Vice President, General  1998  197,307  19,000       --          --       8,000    2,928       2,230
 Counsel and Secretary    1997f 143,917  11,488       --          --         --       --        4,320
                          1998f 190,000  19,000       --          --       8,000   19,353       1,974

--------
(1) Calendar and fiscal 1998 bonuses for Mr. Hines include $117,187 in cash and 19,531 shares of Restricted Stock under PROP valued at $18.00 per share. All fiscal 1998 and 1997 and calendar 1999 and 1998 bonuses to Messrs. Jones, Gowens, Arzbach and Romano were paid in cash.
(2) For calendar year 1999, other compensation for Mr. Jones, includes $16,759 moving expenses, $16,014 for Company car, $19,451 for financial services, $18,220 as payment for interest on a loan from the Company, and $45,723 for tax gross-up; and for Mr. Hines, includes $9,997 for Company car, $22,415 for financial services, and $28,734 for tax gross-up. For calendar year 1998, other annual compensation for Mr. Jones, includes $13,810 for moving expense, $5,818 for financial services, $10,490 for Company car, $5,466 as payment for interest on a loan from the Company, and $27,324 for tax gross-up; and for Mr. Hines, includes $58,258 for moving expense, $9,587 for Company car and $51,370 for tax gross-up. For fiscal year 1998, other annual compensation for Mr. Jones includes $89,023 for moving expense, $5,250 for financial services, $19,553 for Company car and $910 as payment for interest on a loan from the Company (see "Item 13--Certain Relationships and Related Transactions"). Each of Messrs. Gowens, Arzbach and Romano in 1999 and Messrs. Hines, Gowens, Arzbach and Romano in fiscal year 1998, and Messrs. Gowens, Arzbach and Romano in calendar 1998, received a de minimis amount of perquisites and other personal benefits, the value of which did not exceed either $50,000 or 10% of the total amount of annual salary and bonus received by each during calendar 1999 or fiscal or calendar 1998, as applicable.
(3) See Footnote (1) above for Mr. Hines' Restricted Stock award.
(4) See Option grants in the 1999 Fiscal Year below.
(5) For Mr. Romano, the amount in fiscal year 1998 consists of $9,000 payment for options, $7,425 payment for performance units and $2,928 payment of restricted stock of the pre-merger Company following the change of control, with only the $2,928 payment made in calendar year 1998.
(6) For calendar year 1999, all other compensation for Mr. Jones included $13,581 for life insurance premiums and $4,638 as a Company contribution under the Company's 401(k) retirement plan. For calendar year 1998, all other compensation for Mr. Jones includes $643,470 as a cash sign-on bonus, $1,415 as a Company contribution under the Company's 401(k) retirement plan and $4,134 for life insurance premiums. For fiscal year 1998, for Mr. Jones, (i) $2,573,880 represents an amount equal to incentives that Mr. Jones was to receive from his prior employer, but were forfeited by Mr. Jones in connection with his being hired by the Company, which amount included $643,470, paid to Mr. Jones as a cash sign-on bonus, and (ii) $4,134 for life insurance premiums. For calendar year 1999, all other compensation for Mr. Hines included $4,083 for life insurance premiums. For calendar year 1999, all other compensation for Mr. Gowens included $1,627 as a contribution under the Company's 401(k) retirement plan and $12,663 for a sign-on bonus. For calendar year 1999, all other compensation for Mr. Arzbach included $1,150 as a contribution under the Company's 401(k) retirement plan and $25,000 for a sign-on bonus. For Mr. Romano, all other compensation includes $1,156 for life insurance premiums and $1,618 as a contribution under the Company's 401(k) retirement plan and a life insurance premium of $68 in calendar year 1998 and contributions by the Company under the Company's 401(k) retirement plan of $2,162 in calendar year 1998, and of $1,974 and $4,320 in fiscal year 1998 and 1997.
(7) Mr. Jones was hired by the Company on September 25, 1997 and, therefore, information prior to that date does not exist.
(8) Mr. Hines was hired by the Company on October 6, 1997 and, therefore, information prior to that date does not exist.
(9) Mr. Gowens was hired by the Company on October 1, 1998 and, therefore, information prior to that date does not exist.
(10) Mr. Arzbach was hired by the Company on January 5, 1999 and, therefore, information prior to that date does not exist.

Option Grants Fiscal Year 1999

   The following table provides information on the grants of options to purchase common stock of the Company given to the Named Executives in fiscal year 1999.

                                              % of
                                 Number of    Total
                                 Securities  Options
                                 Underlying  Granted  Exercise  Market                 Potential
                                  Options/   to all    Price    Price                 Realizable
                                    SARs    Employees   Per    on Date                Value($)(4)
                          Grant   Granted      in      Share      of    Expiration -----------------
Name                      Date     (#)(1)    1999(2)    $(3)   Grant(3)    Date      5%       10%
----                     ------- ---------- --------- -------- -------- ---------- ------- ---------
D.D. Jones,Jr........... 9/30/99   37,500     6.29     $18.00   $22.00   9/30/09   424,504 1,075,776
A.P. Hines..............     N/A      N/A      N/A        N/A      N/A       N/A       N/A       N/A
R. B. Gowens............     N/A      N/A      N/A        N/A      N/A       N/A       N/A       N/A
J. Arzbach..............  1/5/99   25,000     4.19     $22.00      N/A    1/5/09   345,892   876,558
                         12/1/99   15,000     2.51     $22.00      N/A   12/1/09   207,535   525,935
R.S. Romano............. 12/1/99   15,000     2.52     $22.00      N/A   12/1/09   207,535   525,935

--------
(1) All options vest over a three year period; beginning one year from the date of grant except for Mr. Arzbach's January 5, 1999 grant which vests over a period of four years, 25% exercisable at the end of the first year, then an additional 25% each year thereafter.
(2) In the 1999 calendar year, 143 employees received stock options.
(3) Mr. Jones' options, and the exercise price therefore, are pursuant to his employment agreement with the Company. See "Employment Contracts and Severance Agreements" below. Market and grant price of $22.00 per share as determined by the Board of Directors of the Company in accordance with the terms of PROP.
(4) The amounts set forth reflect the potential realizable value of the options granted at assumed annual rates of stock price appreciation of 5% and 10% through the expiration date of the options (ten years). The use of 5% and 10% is pursuant to Securities and Exchange Commission requirements and is not intended by the Company to forecast possible future appreciation.

Option Exercises in the 1999 Fiscal Year and Fiscal Year End Option Values

   No options were exercised by the Named Executives during fiscal year 1999. The per share fair market value of the Company's common stock used to make the calculations in the following table is $22.00, which is the fair market value as of December 31, 1999 as determined by the Board of Directors of the Company in accordance with PROP.

                                               Number of
                                              Securities         Value of
                                              Underlying        Unexercised
                                              Unexercised      In-the-Money
                                             Options/SARs      Options/SARs
                         Shares                at Fiscal         at Fiscal
                        Acquired    Value     Year End(#)       Year End($)
                       on Exercise Realized  Exercisable/      Exercisable/
Name                       (#)       ($)     Unexercisable     Unexercisable
----                   ----------- -------- --------------- -------------------
D.D. Jones, Jr........       0         0    344,745/100,000 7,584,390/2,200,000
A.P. Hines............       0         0    120,000/ 60,000 2,640,000/1,320,000
R.B. Gowens...........       0         0      33,333/66,667   733,326/1,466,674
J. Arzbach............       0         0           0/40,000           0/880,000
R.S. Romano...........       0         0       2,000/21,000      44,000/462,000

Long-term Incentive Plan Awards in Fiscal Year 1999

   There were no amounts paid in fiscal year 1999 to any employee, including the Named Executives in the form of an LTIP under PROP.

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

                                                     Years of Service
                                           -------------------------------------
Average Annual Base Earnings                  5        10       15    20 or More
----------------------------               -------- -------- -------- ----------
$  150,000................................ $ 19,125 $ 38,250 $ 57,375  $ 76,500
$  250,000................................ $ 31,875 $ 63,750 $ 95,625  $127,500
$  300,000................................ $ 38,250 $ 76,500 $114,750  $153,000
$  500,000................................ $ 63,750 $127,500 $191,250  $255,000
$  900,000................................ $114,750 $229,500 $344,250  $459,000
$1,300,000................................ $165,750 $331,500 $497,250  $663,000
$1,900,000................................ $242,250 $484,500 $726,750  $969,000

   The Retirement Plan provides a fixed benefit determined on the basis of years of service and final average base earnings. The approximate annual benefits shown in the table above are not subject to social security offset but are subject to offset for any benefits payable from retirement programs of the Company's foreign subsidiaries.

   In addition to the benefits from the Retirement Plan, certain participants in the Company's annual incentive compensation plan(s) are eligible for retirement benefits from the supplemental non-qualified retirement plan. The retirement benefits under the non-qualified plan are based upon amounts paid under the annual bonus plan as well as salary, and the total retirement benefits payable under both plans may exceed the maximum benefits payable under the Employee Retirement Income Security Act of 1974, as amended. The basis for benefits under both plans are those amounts contained in the Summary Compensation Table above, for Salary and Bonus, if the years disclosed are one or more of the three highest annual earnings in the last ten years as discussed below. Effective September 30, 1999, the Company froze the retirement plan.

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

   As of December 31, 1998, Messrs. Jones, Hines, Gowens, Arzbach, and Romano will have 2.08, 2.00, 1.00, 0.75, and 2.00, respectively, credited years of officer service and 0.0, 0.0, 0.0, 0.0, and 17.91, respectively, credited years of non-officer service under the Company's retirement plans. The total estimated vested annual benefit payable from these two plans for Messrs. Jones, Hines, Gowens, Arzbach, and Romano based upon certain assumptions including actual years of credited service as a non-Executive Officer and Executive Officer, as the case may be, current age and base earning levels, and election of a single life annuity for the benefit payment is $46,020, $18,275, $25,374, $4,399, and $7,650, respectively, which payments are not subject to social security offset but are subject to offset for any benefits payable from retirement programs of the Company's foreign subsidiaries.

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

   See also "Item 13--Certain Relationships and Related Transactions."

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

   See also "Item 13--Certain Relationships and Related Transactions."

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

   See also "Item 13--Certain Relationships and Related Transactions."

   Certain Severance Arrangements. The Company has a severance agreement with Robert S. Romano. This agreement was entered into prior to the Greenmarine Acquisition, and the Company's potential severance obligations thereunder became effective upon the change in control of the Company resulting from the Greenmarine Acquisition. The agreement provides that if Mr. Romano elects to resign his employment for specified reasons, or is terminated by the Company other than for cause, the Company will pay to him an amount in cash equal to not more than one times (1) salary, plus (2) the amount of the highest annual incentive compensation received by him in the five fiscal years preceding the fiscal year of the change in control. Additionally, for a period of 12 months following the termination date (the "Continuation Period"), the Company will arrange to provide to Mr. Romano benefits substantially similar to those he was receiving or entitled to receive immediately prior to the termination date. Further, the Company will provide a lump sum cash payment in an amount equal to the actuarial equivalent of the excess of (1) the retirement, pension, medical, life and other benefits that will be payable to Mr. Ramano under the Company's retirement plans if he continued to be employed through the Continuation Period given his base salary over (2) the retirement, pension, medical, life and other benefits that he is entitled to receive under the Company's retirement plans. The term of this severance agreement will remain in force until September 12, 2000, or as otherwise may be negotiated by Mr. Romano and the Company.

Compensation Committee Interlocks and Insider Participation

   Messrs. Kingsley, Duberstein, Sica and Hiram served on the Compensation Committee of the Company's Board of Directors during fiscal year 1999. Mr. Kingsley served as Vice Chairman of the Board in fiscal year 1999. Messrs Kingsley, Duberstein, Sica and Hiram did not serve as an officer or employee of the Company or any of its subsidiaries during fiscal year 1999.

   Messrs. Kingsley and Duberstein control Greenlake Holdings LLC, which has approximately a 30.5% interest in Greenmarine Holdings, and also control Greenlake Holdings, II LLC. Mr. Hiram is a Managing Director of Soros Fund Management LLC, which serves as the principal investment adviser to the indirect parent entity of Quantum Industrial Holdings, Ltd., which is the owner of approximately 34.75% of Greenmarine Holdings. Mr. Sica is a Managing Director of Soros Fund Management LLC. In fiscal year 1999, Greenmarine Holdings was controlled by a Management Committee comprised by Messrs. Kingsley, Duberstein, Sica, Hiram and Katz. See "Item 12--Security Ownership".

Item 12. Security Ownership

   The following table sets forth information with respect to the beneficial ownership of the Company's voting securities, by class, as of March 15, 2000 by
(i) any person or group who beneficially owns more than 5% of any class of the Company's outstanding voting securities (ii) each director and executive officer of OMC and all directors and executive officers of OMC as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock of OMC, beneficial ownership of which may be acquired within 60 days of March 15, 2000, are deemed outstanding for computing the percentage of the person holding such options but are not deemed outstanding for computing the percentage of any other person. Except as otherwise indicated, beneficial ownership in the following tables includes sole voting and dispositive power.

                                                         Series A Convertible
                                      Common Stock          Preferred Stock
                                ------------------------ ---------------------
                                   Shares      Shares
                                Beneficially   Percent   Beneficially Percent
Name and Address                   Owned     of Class(1)    Owned     of Class
----------------                ------------ ----------- ------------ --------
Greenmarine Holdings LLC(1)....  20,400,000      65.2%         --        --
 277 Park Avenue, 27th Floor
 New York, New York 10172
Quantum Industrial Partners
 LDC(1)........................   7,907,426      25.3%     494,554      76.1%
 Kaya Flamboyan 9,
 Villemstad
 Curacao
 Netherlands-Antilles
Greenlake Holdings II LLC(2)...   2,485,430       7.9%     155,446      23.9%
 277 Park Avenue, 27th Floor
 New York, New York 10172
Alfred D. Kingsley(3)..........  22,885,430      73.1%     155,446      23.9%
 277 Park Avenue, 27th Floor
 New York, New York 10172
Gary K. Duberstein(3)..........  22,885,430      73.1%     155,446      23.9%
 277 Park Avenue, 27th Floor
 New York, New York 10172
Richard Katz(4)................  28,307,426      90.4%     494,554      76.1%
 Villa La Sirena
 Vico dell'Olivetta 12
 18039 Martola Inferiore
 Ventimiglia, Italy
Ron Hiram(5)...................  28,307,426      90.4%     494,554      76.1%
 888 Seventh Avenue, 33rd Floor
 New York, New York 10106
Frank V. Sica(6)...............  28,307,426      90.4%     494,554      76.1%
 888 Seventh Avenue, 33rd Floor
 New York, New York 10106
David D. Jones, Jr.(7).........     350,300       1.1%         --        --
 c/o Outboard Marine
  Corporation
 100 Sea Horse Drive
 Waukegan, Illinois 60085
Andrew P. Hines(8).............     159,531         *          --        --
 c/o Outboard Marine
  Corporation
 100 Sea Horse Drive
 Waukegan, Illinois 60085
Directors and Executive
 Officers as a group (12
 persons)(9)...................  31,302,688     100.0%     650,000     100.0%

--------
*  Less than 1%
(1) The members of Greenmarine Holdings are Greenlake Holdings LLC, a Delaware limited liability company ("Greenlake"), Quasar Strategic Partners LDC, a Cayman Islands limited duration company ("QSP"), and Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"). Greenlake, QSP and QIP have approximately a 30.5%, 34.75% and 34.75% interest in Greenmarine Holdings, respectively. Greenlake is controlled by Mr. Alfred
    D. Kingsley and Mr. Gary K. Duberstein. QSP is an indirect subsidiary of QIP. QIP is the principal operating subsidiary of Quantum Industrial Holdings Ltd., a British Virgin Islands corporation ("QIH"). The principal business of QIP is investing in securities. QIH is an investment fund which has as its principal investment advisor Soros Fund Management LLC ("SFM LLC"). Mr. George Soros is the Chairman of SFM LLC. Mr. Stanley Druckenmiller is the Lead Portfolio Manager and a Member of the Management Committee of SFM LLC. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm, is a minority shareholder of QIP. Pursuant to constituent documents of QIP, QIHMI is vested with investment discretion with respect to the portfolio assets held for the accounts of each of QIP. The principal business of QIHMI is to provide management and advisory services to, and to invest in, QIP. Mr. Soros is the sole shareholder of QIH Management, Inc. ("QIH Management"), which is the sole general partner of QIHMI. The principal business of QIH Management is to serve as the sole general partner of QIHMI. Mr. Soros has entered into an agreement pursuant to which he has agreed to use his best efforts to cause QIH Management, as the general partner of QIHMI, to act at the discretion of SFM LLC. The address of each of Mr. George Soros and Mr. Stanley Druckenmiller is 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Greenmarine Holdings is controlled by a Management Committee comprised of a total of five Managers. Pursuant to the Operating Agreement of Greenmarine Holdings, Greenlake has the right to appoint two designees to Greenmarine Holding's Management Committee and the holders of a majority of Greenmarine Holdings' interest held by QSP and QIP have the right to appoint three members of Greenmarine Holdings' Management Committee. Greenmarine Holdings' Management Committee is currently comprised of Messrs. Alfred D. Kingsley, Gary K. Duberstein, Frank V. Sica, Ron Hiram and Richard Katz. The vote of three of the members of Greenmarine Holdings' Management Committee is required for action by the Management Committee. 4,374,898 of the common stock shares indicated as beneficially owned by QIP are as a result of warrant to purchase and 3,532,528 of the common stock shares are beneficially owned are as a result of Series A Convertible Preferred Stock. (See Item 7) Management Discussion and Analysis of Financial Condition and Results of Operations, Financial Condition, Liability and Capital Resources.
(2) Greenlake Holdings II LLC ("Greenlake II") is controlled by Mr. Alfred D. Kingsley and Mr. Gary K. Duberstein. 1,375,102 of the common stock shares indicated as beneficially owned by Greenlake II are as a result of warrant to purchase and 1,110,328 common stock shares indicated as beneficially owned as a result of Series A Convertible Preferred Stock. (See Item 7), Management's Discussion and Analysis of Financial Condition and Results of Operation, Financial Condition, Liquidity and Capital Resources.
(3) Each of Alfred D. Kingsley and Gary K. Duberstein is a director of the Company. In addition, each of Messrs. Kingsley and Duberstein are members of Greenmarine Holdings' Management Committee and they control Greenlake. All of the shares indicated as owned by each of Messrs. Kingsley and Duberstein are owned directly by Greenmarine Holdings and Greenlake II, respectively and are included because of their affiliation with Greenmarine Holdings and their control of Greenlake II. As such, Messrs. Kingsley and Duberstein may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.
(4) Richard Katz is a director of the Company. In addition, Mr. Katz is a member of Greenmarine Holdings' Management Committee. Mr. Katz is also Chairman of the Board of QIH. All of the shares indicated as owned by Mr. Katz are owned directly by Greenmarine Holdings and QIP, respectively, and are included because of his affiliation with Greenmarine Holdings and QIH's relationship with QIP. The reference to such shares shall not be deemed admission that Mr. Katz may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.

(5) Ron Hiram is a director of the Company. Mr. Hiram is a Managing Director of Soros Fund Management LLC. Soros Fund Management LLC is the principal investment advisor to QIH. In addition, Mr. Hiram is a member of Greenmarine Holdings' Management Committee. See footnote 1 above and "Management--Directors and Executive Officers of the Company." All of the shares indicated as owned by Mr. Hiram are owned directly by Greenmarine Holdings and QIP, respectively, and are included because of his affiliation with Greenmarine Holdings and QIH's relationship with QIP. The reference to such shares shall not be deemed admission that Mr. Hiram may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.
(6) Frank V. Sica is a director of the Company. Mr. Sica is a Managing Director of Soros Fund Management LLC. Soros Fund Management LLC is the principal investment advisor to QIH. In addition, Mr. Sica is a member of Greenmarine Holdings' Management Committee. See footnote 1 above and "Management-- Directors and Executive Officers of the Company." All of the shares indicated as owned by Mr. Sica are owned directly by Greenmarine Holdings and QIP, respectively, and are included because of his affiliation with Greenmarine Holdings and QIH's relationship with QIP. The reference to such shares shall not be deemed admission that Mr. Sica may be deemed to have beneficial ownership of these shares within the meaning of Rule 13d-3 under the Exchange Act.
(7) Beneficial ownership of common stock represents 350,300 shares of OMC common stock issuable upon exercise of options granted to Mr. Jones pursuant to the Jones Employment Agreement, which options are currently exercisable. Does not include 94,445 shares of OMC common stock issuable upon exercise of options granted to Mr. Jones pursuant to the Jones Employment Agreement, which options will not become exercisable within 60 days of the date of March 15, 2000. See "Employment Contracts and Severance Agreements."
(8) Of the 159,531 shares of common stock indicated as owned by Mr. Hines, 8,333 were purchased in consideration of $150,000 in cash payments, 11,667 were purchased in consideration of Mr. Hines issuing a promissory note in favor of the Company in the principal amount of $210,000, 19,531 shares represent restricted stock granted to Mr. Hines pursuant to PROP (See "Employment Contracts and Severance Agreements") and 120,000 currently exercisable options to purchase common stock. Mr. Hines has pledged 20,000 shares to the Company to secure his obligations under the promissory note. Does not include 60,000 shares of OMC common stock issuable upon exercise of options granted to Mr. Hines pursuant to the Hines Employment Agreement, which options will not become exercisable within 60 days of the date of March 15, 2000. See "Employment Contracts and Severance Agreements."
(9) The common stock includes 20,400,000 shares indicated as owned by Messrs. Kingsley, Duberstein, Katz, Hiram and Sica as a result of their affiliation with Greenmarine Holdings, 5,750,000 common stock shares beneficially owned by QIP and Greenlake II as a result of warrant to purchase and 4,642,856 common stock shares beneficially owned by the same group as a result of Series A Convertible Preferred Stock. The series A convertible preferred stock includes 155,446 shares indicated as owned by Messrs. Kingsley and Duberstein as a result of their affiliation with Greenlake II and 494,554 shares indicated as owned by Messrs. Katz, Hiram and Sica as a result of their affiliation with QIP.

Item 13. Certain Relationships and Related Transactions

   The Company is party to an employment agreement with each of David D. Jones, Jr., Andrew P. Hines, and Robert B. Gowens, Jr. and to severance agreement with Robert S. Romano. See "Management--Employment Contracts and Severance Agreements."

   OMC has agreed to reimburse Mr. Jones for his reasonable moving expenses incurred in connection with his relocation to the vicinity of Chicago, Illinois. Through December 31, 1999, such expenses have been approximately $89,000. In addition, on August 14, 1998, OMC loaned to Mr. Jones the amount of $280,322 for the purchase of property in Lake Forest, Illinois for the construction of a new residence. During the term of Mr. Jones' employment with OMC, OMC will pay to Mr. Jones an amount equal to the interest payable on any such loan, which is being charged a rate of 6.5% per annum. This loan is evidenced by a promissory note and secured by a second mortgage in favor of OMC. OMC has agreed to bear the "first-loss" position in the event that Mr. Jones' new residence is sold for an amount less than its original cost, plus improvements. In the event Mr. Jones' employment with OMC is terminated for any reason and such new residence has not been sold, within 120 days after such termination, Mr. Jones will be obligated to repay such loan or repurchase such equity investment, as the case may be, at an appraised value to be determined by an independent appraiser. OMC has also agreed to reimburse Mr. Jones for any loss he incurs on the sale of his current residence. During fiscal year 1999, the Company replaced the second mortgage on the Lake Forest, Illinois residence for a first mortgage on a residence located in Green Lake, Wisconsin on the same terms and conditions.

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

   OMC has agreed to reimburse Mr. Hines until the date he permanently relocates to the Chicago, Illinois vicinity, Mr. Hines' rental fees for a temporary residence in the Chicago, Illinois area, including all utilities, and for round trip coach airfares between New Jersey and Chicago for reasonable travel between such locations by Mr. Hines. Through December 31, 1999, such expenses have been approximately $62,400. On December 18, 1998 the Company purchased Mr. Hines' home located in New Jersey for the amount of $860,000. The Company issued to Mr. Hines a demand promissory note in the amount of $860,000, secured by a mortgage, bearing interest at a rate of 6.5%. The note was paid on March 31, 1999 and the mortgage released. Concurrently with the transfer of the property, Mr. Hines entered into a lease of the home from the Company through March 31, 1999. OMC shall have the right to sell such residence and shall assume all mortgage payment obligations for such residence. OMC will be entitled to any profits and will suffer any losses that result from the actual sale price of Mr. Hines' New Jersey residence.

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

                                    PART IV

Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

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

     3. An exhibit index is set forth below:

  Exhibit
  Number                                Description
  -------  --------------------------------------------------------------------
 3.1(a)    Restated Certificate of Incorporation of the Company (filed as
           Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the
           year ended September 30, 1997 (the "1997 10-K"))*
 3.1(a)(1) Amendment to Restated Certificate of Incorporation of the Company,
           attached hereto and incorporated herein as Exhibit 3.1(a)(1)
 3.2(a)    Amended and Restated bylaws of the Company (filed as Exhibit 3(B) to the 1997 10-K)*
    (a)(1) Amended and Restated bylaws of the Company (adopted July 23,
           1998)(filed as Exhibit 3.2(a)(1) to the Company's Registration
           Statement on Form S-4 (Registration No. 333-57949)(the "Form S-4"))*
 4.1       Indenture for the 10 3/4% Senior Notes due 2008, Series A (the "Old
           Notes") and 10 3/4% Senior Notes due 2008, Series B (the "Exchange
           Notes"), dated as of May 27, 1998 among the Company, the Subsidiary
           Guarantors and State Street Bank and Trust Company, as trustee
           (filed as Exhibit 4.1 to the Form S-4)*
 4.2       Form of Exchange Note (filed as Exhibit 4.2 to the Form S-4)*
 4.3       Form of Subsidiary guarantee of the Old Notes and the Exchange Notes
           (included in Exhibit 4.1)(filed as Exhibit 4.1 to the Form S-4)*
 4.4       Depositary Agreement dated as of May 27, 1998 among the Company,
           State Street Bank and Trust Company, as trustee, NationsBank, N.A., as administrator agent, and State Street Bank and Trust Company, as depositary agent (filed as Exhibit 4.6 to the Form S-4)*
 4.5       With respect to rights of holders of the Company's 9 1/8% Sinking
           Fund Debentures due 2017, reference is made to Exhibit 4(A) to the
           Company's Registration Statement Number 33-12759 filed on March 20,
           1987*

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
 4.6     With respect to rights of holders of the Company's 7% Convertible
         Subordinated Debentures due 2002, reference is made to the Company's
         Registration Statement Number 33-47354 filed on April 28, 1992*
 4.7     With respect to the Supplemental Indenture dated September 30, 1997 related to the Company's 7% Convertible Subordinated Debentures due
         2002, reference is made to Exhibit 4(c) to the 1997 10-K*
 4.8     Outboard Marine Corporation Certificate of the Powers, Designations,
         Preferences and Rights of the Series A Convertible Preferred Stock,
         Par Value $.01 Per Share, attached hereto and incorporated herein as
         Exhibit 4.8.
 4.9     Series A Convertible Preferred Stock and Warrant Purchase Agreement,
         attached hereto and incorporated herein as Exhibit 4.9.
 4.10    Stockholder Agreement between Outboard Marine Corporation, Quantum
         Industrial Partners LDC and Greenlake Holdings II LLC, attached hereto and incorporated herein as Exhibit 4.10.
 4.11    Warrant to Purchase Shares of Common Stock of Outboard Marine
         Corporation by Quantum Industrial Partners LDC, attached hereto and incorporated herein as Exhibit 4.11.
 4.12    Warrant to Purchase Shares of Common Stock of Outboard Marine
         Corporation by Greenlake Holdings LLC, attached hereto and incorporated herein as Exhibit 4.12.
 4.13    Registration Rights Agreement between Outboard Marine Corporation,
         Quantum Industrial Partners LDC, Greenlake Holdings II LLC and
         Greenmarine Holdings LLC, attached hereto and incorporated herein as
         Exhibit 4.13.
 10.1    Severance Agreements between the Company and certain elected and appointed officers and certain other executives of the Company, reference is made to Exhibit 99.3 and 99.4 of the Company's Schedule
         14D-9 filed with the Securities and Exchange Commission on July 15,
         1997*
 10.2    Employment Agreement of Mr. Hines dated October 6, 1997, reference is made to Exhibit 10(J) to the 1997 10-K*
 10.3    Amended and Restated Loan and Security Agreement between the Company and NationsBank of Texas, N.A. dated January 6, 1998, reference is made to Exhibit 10(E) to the Company's Quarterly Report on Form 10-Q
         for the fiscal quarter ended December 31, 1997*
 10.4    First Amendment to Amended and Restated Loan and Security Agreement
         between the Company and NationsBank of Texas, N.A. dated May 21, 1998
         (filed as Exhibit 10.5 to the Form S-4)*
 10.5    Employment Agreement of Mr. Jones dated March 10, 1998, reference is made to Exhibit 10(F) to the Company's Quarterly Report on Form 10-Q
         for the fiscal quarter ended March 31, 1998*
 10.6    With respect to the Personal Rewards and Opportunity Program, reference is made to Exhibit 10(G) to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 1998*
 10.7    Employment Agreement of Robert Gowens dated October 1, 1998 (filed as
         Exhibit 10.8 to the Company's Annual Report on Form 10-K for the
         fiscal year ended September 30, 1998 (the "1998 10-K"))*
 10.8    Second Amendment to Amended and Restated Loan and Security Agreement
         between the Company and NationsBank of Texas, N.A. dated effective as of August 31, 1998 (filed as Exhibit 10.9 to the 1998 10-K)*
 10.9    Third Amendment to Amended and Restated Loan and Security Agreement
         between the Company and NationsBank of Texas, N.A. dated effective as of December 21, 1998 (filed as Exhibit 10.10 to the 1998 10-K)*

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
 10.10   Fourth Amendment to Amended and Restated Loan and Security Agreement
         between the Company and NationsBank of Texas, N.A. dated effective as of February 1, 1999 (filed as Exhibit 10.11 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.11   Fifth Amendment to Amended and Restated Loan and Security Agreement
         between the Company and NationsBank of Texas, N.A. dated effective as of February 25, 1999 (filed as Exhibit 10.12 to the Transition Report on Form 10-K for the transition period December 31, 1998)*
 10.12   Promissory Note dated December 4, 1998 with Robert Gowens, Jr. and
         Donna Gowens, as Maker, and the Company, as Payee (filed as Exhibit
         10.16 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.13   Second Mortgage dated December 4, 1998 with Robert Gowens, Jr. and
         Donna Gowens, as Mortgagor, and the Company, as Mortgagee (filed as
         Exhibit 10.17 to the Transition Report on Form 10-K for the transition period ended December 31, 1998)*
 10.14   Nonqualified Stock Option Agreement dated October 1, 1998 between the
         Company and Robert B. Gowens (filed as Exhibit 10.18 to the Transition
         Report on Form 10-K for the transition period ended December 31,
         1998)*
 10.15   Secured Promissory Note dated October 6, 1997 with Andrew Hines, as
         Maker, and the Company, as Payee (filed as Exhibit 10.19 to the
         Transition Report on Form 10-K for the transition period ended
         December 31, 1998)*
 10.16   Sixth Amendment to Amended and Restated Loan and Security Agreement
         between the Company and Bank of America, N.A., dated effective as of
         July 30, 1999 filed as Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1999*
 10.17   Pledge and Security Agreement dated October 6, 1997 between the
         Company and Andrew Hines (filed as Exhibit 10.20 to the Transition
         Report on Form 10-K for the transition period ended December 31,
         1998)*
 10.18   Nonqualified Stock Option Grant Agreement dated October 6, 1997 between the Company and Andrew Hines (filed as Exhibit 10.21 to the
         Transition Report on Form 10-K for the transition period ended
         December 31, 1998)*
 10.19   Incentive Stock Option Grant Agreement dated December 30, 1997 between the Company and David Jones (filed as Exhibit 10.22 to the Transition
         Report on Form 10-K for the transition period ended December 31,
         1998)*
 10.20   Nonqualified Stock Option Grant Agreement dated March 10, 1998 between the Company and David Jones (filed as Exhibit 10.23 to the Transition
         Report on Form 10-K for the transition period ended December 31,
         1998)*
 10.21   Nonqualified Stock Option Grant Agreement dated March 10, 1998 between the Company and David Jones (filed as Exhibit 10.24 to the Transition
         Report on Form 10-K for the transition period ended December 31,
         1998)*
 10.22   Seventh Amendment to Amended and Restated Loan and Security Agreement
         between the Company and Bank of America, N.A., dated effective as of
         October 27, 1999 (filed as Exhibit 10.22 to the Form 10-Q for the period ended September 30, 1999)*
 10.23   Eighth Amendment to Amended and Restated Loan and Security Agreement
         between the Company and Bank of America, N.A., dated effective as of
         January 31, 2000, attached hereto and incorporated herein as Exhibit
         10.24.

 Exhibit
 Number                                Description
 ------- ----------------------------------------------------------------------
 10.24   Subordinated Promissory Note dated January 19, 2000 with Outboard
         Marine Corporation, as borrower, and Quantum Industrial Partners LDC, as lender, attached hereto and incorporated herein as Exhibit 10.24.
 10.25   Subordinated Promissory Note dated January 19, 2000 with Outboard
         Marine Corporation, as borrower, and Greenlake Holdings II LLC, as lender, attached hereto and incorporated herein as Exhibit 10.25.
 11.     Computation of per share earnings (loss)
 21.     Subsidiaries of Registrant, attached hereto and incorporated herein as
         Exhibit 21.
 27.     Financial Data Schedule

--------
*  Incorporated herein by reference.

  (b) On February 1, 2000, the Company filed a Report on Form 8-K announcing the sale of 650,000 shares of Series A Preferred Stock and Warrants to purchase 5,750,000 shares of the Company's Common Stock.

    (c) Exhibits are attached hereto.

    (d) None.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Outboard Marine Corporation

Date: March 30, 2000
                                                /s/ David D. Jones, Jr.
                                          By: _________________________________
                                                    David D. Jones, Jr.
                                                 President, Chief Executive
                                             Officer and Chairman of the Board

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

     /s/ David D. Jones, Jr.           President, Chief Executive   March 30, 2000
______________________________________  Officer and Chairman of
         David D. Jones, Jr.            the Board

      /s/ Alfred D. Kingsley           Vice Chairman of the Board   March 30, 2000
______________________________________
          Alfred D. Kingsley

      /s/ Gary K. Duberstein           Director and Assistant       March 30, 2000
______________________________________  Secretary of the Board
          Gary K. Duberstein

         /s/ Richard Katz              Vice Chairman of the Board   March 30, 2000
______________________________________
             Richard Katz

          /s/ Ron Hiram                Director                     March 30, 2000
______________________________________
              Ron Hiram

        /s/ Frank V. Sica              Director                     March 30, 2000
______________________________________
            Frank V. Sica

       /s/ Andrew P. Hines             Executive Vice President     March 30, 2000
______________________________________  Strategic Planning and
           Andrew P. Hines              Business Development and
                                        Director

       /s/ Eric T. Martinez            Interim Chief Financial      March 30, 2000
______________________________________  Officer and Vice
           Eric T. Martinez             President and Treasurer
                                        (Principal Financial
                                        Officer)

       /s/ James B. Pekarek            Vice President and           March 30, 2000
______________________________________  Controller (Principal
           James B. Pekarek             Accounting Officer)