Form 10-Q
period 2000-03-31
OUTBOARD MARINE CORP
filed 2000-05-15
CIK 75149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  (Mark One)
  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

                                       or

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                         Commission file number 1-2883

                               ----------------

                          OUTBOARD MARINE CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               36-1589715
      (State or other jurisdiction          (IRS EmployerIdentification No.)
    ofincorporation or organization)

          100 Sea Horse Drive                            60085
           Waukegan, Illinois                          (Zip Code)
    (Address of principal executive
                offices)

                                  847-689-6200
              Registrant's telephone number, including area code:

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares of Common Stock of $0.01 par value outstanding at March 31, 2000 was 20,439,531 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OUTBOARD MARINE CORPORATION
                            FORM 10-Q PART I, ITEM 1
                             FINANCIAL INFORMATION

                              FINANCIAL STATEMENTS
                                 March 31, 2000

                                                                           Page
                                                                           ----
Financial statements required by this form:

  Condensed Statements of Consolidated Operations and Comprehensive
   Income.................................................................   3

  Condensed Statements of Consolidated Financial Position.................   4

  Condensed Statements of Consolidated Cash Flows.........................   5

  Notes to Condensed Consolidated Financial Statements....................   6

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                              (Dollars in
                                                            millions except
                                                          amounts per share)
Net sales................................................ $   269.1  $   255.2
Costs of goods sold......................................     225.7      201.9
                                                          ---------  ---------
  Gross earnings.........................................      43.4       53.3
Selling, general, and administrative expense.............      64.4       57.1
                                                          ---------  ---------
  Loss from operations...................................     (21.0)      (3.8)
Interest expense.........................................       8.3        8.2
Other income, net........................................      (0.7)      (1.2)
                                                          ---------  ---------
  Loss before provision for income taxes.................     (28.6)     (10.8)
Provision for income taxes...............................       1.1        1.1
                                                          ---------  ---------
  Net loss before preferred dividends....................     (29.7)     (11.9)
Preferred dividends......................................       1.8        --
                                                          ---------  ---------
  Net loss of common shareholders........................ $   (31.5) $   (11.9)
                                                          =========  =========

Net loss of common shareholders.......................... $   (31.5) $   (11.9)
Other comprehensive expense
  Foreign currency translation adjustments...............      (1.5)      (1.6)
                                                          ---------  ---------
    Other comprehensive expense..........................      (1.5)      (1.6)
                                                          ---------  ---------
    Comprehensive loss................................... $   (33.0) $   (13.5)
                                                          =========  =========
Net loss of common shareholder per share of common stock
  Basic.................................................. $   (1.54) $   (0.58)
                                                          =========  =========
  Diluted................................................ $   (1.54) $   (0.58)
                                                          =========  =========
Average shares of common stock outstanding
  Basic .................................................      20.4       20.4
  Diluted................................................      20.4       20.4


        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                         March 31,  December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
                                                         (Dollars in millions)
ASSETS
Current Assets:
  Cash and cash equivalents............................   $  39.0     $  25.0
  Receivables, net.....................................     142.7       104.9
  Inventories, net:
    Finished products..................................      77.4        66.6
    Raw material, work in process and service parts....     117.0       122.0
                                                          -------     -------
      Total inventories................................     194.4       188.6
  Other current assets.................................      20.1        17.2
                                                          -------     -------
      Total current assets.............................     396.2       335.7
Restricted cash........................................      31.0        30.6
Property, plant and equipment, net.....................     194.2       200.5
Product tooling, net...................................      27.1        29.5
Goodwill, net..........................................     106.4       107.2
Trademarks, patent and other intangibles, net..........      79.2        79.3
Other assets...........................................      67.1        65.6
                                                          -------     -------
      Total assets.....................................   $ 901.2     $ 848.4
                                                          =======     =======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
  Loan payable.........................................   $  68.0     $  58.0
  Accounts payable.....................................     105.2        99.2
  Accrued and other....................................     190.5       183.2
  Current maturities of long-term debt.................       7.3         8.4
                                                          -------     -------
      Total current liabilities........................     371.0       348.8
Long-term debt.........................................     236.4       241.4
Postretirement benefits other than pensions............      99.1        99.1
Other non-current liabilities..........................      80.6        78.8
Preferred stock........................................      30.9         --
Shareholders' investment:
  Common stock and capital surplus.....................     313.4       277.5
  Accumulated deficit..................................    (220.7)     (189.2)
  Accumulated other comprehensive income...............      (9.5)       (8.0)
                                                          -------     -------
      Total shareholders' investment...................      83.2        80.3
                                                          -------     -------
      Total liabilities and shareholders' investment...   $ 901.2     $ 848.4
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                      Three Months Ended
                                                           March 31,
                                                      --------------------  ---
                                                        2000       1999
                                                      ---------  ---------
                                                          (Dollars in
                                                           millions)
Cash Flows from Operating Activities:
  Net loss of common shareholders.................... $   (31.5) $   (11.9)
  Adjustments to reconcile net loss of common
   shareholders to net cash used for operations:
    Depreciation and amortization....................      13.8       12.3
    Changes in current accounts excluding the effects
     of noncash transactions:
      Increase in receivables........................     (39.0)     (20.7)
      Increase in inventories........................      (7.1)      (1.3)
      Increase in other current assets...............      (3.0)      (0.2)
      Increase in accounts payable, accrued
       liabilities and income taxes..................      14.1        1.9
      Other, net.....................................       0.8        5.2
                                                      ---------  ---------
        Net cash used for operating activities.......     (51.9)     (14.7)
Cash Flows from Investing Activities:
  Expenditures for plant and equipment, and tooling..      (6.6)     (11.1)
  Proceeds from sale of plant and equipment..........       4.6        0.2
                                                      ---------  ---------
        Net cash used for investing activities.......      (2.0)     (10.9)
Cash Flows from Financing Activities:
  Net increase in short-term debt....................      10.0       47.6
  Payments of long-term debt, including current
   maturities........................................      (6.1)     (10.1)
  Proceeds from issuance of preferred stock and
   warrants..........................................      65.0        --
  Restricted cash....................................      (0.4)      (0.3)
  Other, net.........................................       --        (0.1)
                                                      ---------  ---------
        Net cash provided by financing activities....      68.5       37.1
Exchange rate effect on cash.........................      (0.6)       0.5
                                                      ---------  ---------
Net increase in cash and cash equivalents............      14.0       12.0
Cash and cash equivalents at beginning of period.....      25.0       13.6
                                                      ---------  ---------
Cash and cash equivalents at end of period........... $    39.0  $    25.6
                                                      =========  =========
Supplemental Cash Flows Disclosures:
  Interest paid...................................... $     2.0  $     2.3
                                                      =========  =========
  Income taxes paid.................................. $     1.5  $     0.8
                                                      =========  =========

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

   Unless the context otherwise requires, all references herein to the "Company" or "OMC" shall mean Outboard Marine Corporation, a Delaware corporation, and its consolidated subsidiaries. The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The 2000 interim results are not necessarily indicative of the results which may be expected for the remainder of the year. Certain amounts in 1999 have been reclassified to conform with the 2000 presentation.

2. Short-Term Borrowings

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement, which is in effect to December 31, 2001, provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On February 1, 2000 the Company entered into an Eighth Amendment to the Amended and Restated Loan and Security Agreement which among other things (i) increased the borrowing capacity by increasing intellectual property availability to $20.0 million and increasing the advance rate for finished goods inventory to 65%, (ii) eliminated tangible net worth, interest coverage, and leverage ratio covenants, and (iii) established minimum availability requirements, maximum capital and tooling expenditures, and a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant test to reflect expected operating results. The Company's ability to remain in compliance with its covenants will depend upon several factors, including its ability to generate sales and maintain costs at acceptable levels. Factors outside the Company's control, including but not limited to third party supplier issues, may also affect the Company's compliance. At March 31, 2000, the Company was in compliance with the covenants.

3. Contingent Liabilities

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

   Under the requirements of Superfund and certain other laws, the Company is potentially liable for the cost of clean-up at various contaminated sites identified by the United States Environmental Protection Agency and other agencies. The Company has been notified that it is named a potentially responsible party ("PRP") at

                          OUTBOARD MARINE CORPORATION
various sites for study and clean-up costs. In some cases there are several named PRPs and in others there are hundreds. The Company generally participates in the investigation or clean-up of these sites through cost sharing agreements with terms which vary from site to site. Costs are typically allocated based upon the volume and nature of the materials sent to the site. However, under Superfund, and certain other laws, as a PRP the Company can be held jointly and severally liable for all environmental costs associated with a site.

   As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental closedown costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At March 31, 2000 the Company has accrued approximately $23 million for costs related to remediation at contaminated sites including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $33 million for a period not to exceed 18 months from the date of invoice. The Company resells any repurchased products at a discount. Losses incurred under this program have not been material. For the three month periods ended March 31, 2000 and 1999, the Company repurchased approximately $0.3 million and $1.1 million of products, respectively. The Company accrues for losses which are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations, financial position, or cash flows.

4. Restructuring Charges

   During the fiscal year ended September 30, 1998, the Company finalized a restructuring plan for the closure of its Milwaukee, WI and Waukegan, IL engine facilities. The Company recorded a $98.5 million restructuring charge related to these closures. The Company has outsourced substantially all of the sub-assembly production previously performed in its Milwaukee facility and transferred the balance of production to other facilities within the Company. The Company is still in the process of doing the same for the Waukegan facility and anticipates substantial completion of such plan by the end of fiscal year 2000.

   As of March 31, 2000, the Company has made payments approximating $3.7 million against the restructuring reserve established in fiscal year 1998. The remaining $20.1 million cash component of the restructuring reserve will be substantially spent in the remainder of fiscal year 2000 as the plants are closed and prepared for sale.

   As part of its outsourcing efforts, the Company is negotiating with a potential vendor for the lease of space in the Waukegan facility for the continued supply of die cast parts. Although there can be no assurance, if the Company is successful in its negotiations, there may be a reduction of the employee severance and other costs previously recorded for this facility. The Company anticipates having more information regarding the negotiations in the second quarter of 2000.

5. Preferred Stock and Warrants Issuance

   On January 28, 2000, the Company sold an aggregate of 650,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and warrants (the "Warrants") to purchase an aggregate of 5,750,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for an aggregate consideration of $65.0 million in a private placement transaction with Greenlake Holdings II, LLC and Quantum Industrial Partners, LDC. Approximately $15.0 million of the Series A Preferred Stock was

                          OUTBOARD MARINE CORPORATION
issued in exchange for certain subordinated notes previously issued by the Company to the purchasers. The Series A Preferred Stock has an initial liquidation preference of $100 per share and an initial conversion price of $14 per share (in each case, subject to adjustment upon occurrence of certain events). The Series A Preferred Stock is convertible into Common Stock at any time. The Series A Preferred Stock has an annual dividend rate of 15% of the then current liquidation preference, and is entitled to share ratably in any dividends paid on the Common Stock. Dividends will accrue if not paid in cash, and the liquidation preference will be increased by the amount of any accrued but unpaid dividends. The Series A Preferred Stock may be redeemed at any time after October 1, 2008, upon written request of the holders of at least 75% of the then outstanding shares. The Company may redeem all outstanding shares of the Series A Preferred Stock if, at any time, less than 10% of the total Series A Preferred Stock originally sold on January 28, 2000 remains outstanding. The Warrants are exercisable at any time until January 28, 2010, at an exercise price of $.01 per share of Common Stock, payable in cash or in shares of Common Stock. The Company intends to use the proceeds from the sale of the Series A Preferred Stock and Warrants for general corporate purposes, including funding its working capital and making capital expenditures.

   Upon issuance of the Series A Preferred Stock and Warrants, the Company recorded the value of each instrument in the Statement of Consolidated Financial Position based upon the fair market value of each instrument at the time of issuance. The fair value per Warrant on the date of issuance using the Black-Scholes option-pricing model was $6.25 for an aggregate fair value of $35.9 million. The fair value of the Warrants were estimated on the date of issuance using the following assumptions: risk-free interest rate of 6.3% and an expected life of 8.6 years. The fair value of the Series A Preferred Stock was determined as the difference between the aggregate amount of $65 million and the value of the Warrants, or $29.1 million. In the three months ended March 31, 2000, the Company has accrued $1.6 million in preferred dividend expense and $0.2 million in amortization expense related to the discount on the preferred stock. These amounts have been recorded in the Company's Statement of Consolidated Operations and Comprehensive Income as Preferred dividends.

6. Segment Data

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes primarily corporate staffing expense and amortization expense on the Company's intangible assets.

                                                  Marine
                                                  Engines  Boats  Other  Total
                                                  -------  ------ -----  ------
                                                     (Dollars in millions)
   Three Months Ended March 31, 2000
     Revenues.................................... $138.5   $130.6 $ --   $269.1
     Intersegment revenues.......................   15.1      --    --     15.1
     Earnings (loss) from operations.............  (14.6)     1.1  (7.5)  (21.0)
   Three Months Ended March 31, 1999
     Revenues.................................... $140.2   $115.0 $ --   $255.2
     Intersegment revenues.......................   19.9      --    --     19.9
     Earnings (loss) from operations.............    0.9      1.2  (5.9)   (3.8)

                          OUTBOARD MARINE CORPORATION

   A reconciliation of loss from operations for combined reportable segments to consolidated loss before provision for income taxes is as follows:

                                                          Three Months Ended
                                                               March 31,
                                                          --------------------
                                                            2000       1999
                                                          ---------  ---------
                                                              (Dollars in
                                                               millions)
   Loss from operations for reportable segments.......... $   (21.0) $    (3.8)
   Interest expense......................................       8.3        8.2
   Other income, net.....................................      (0.7)      (1.2)
                                                          ---------  ---------
   Loss before provision for income taxes................ $   (28.6) $   (10.8)
                                                          =========  =========

7. Subsequent Events

   On May 2, 2000 the Company sold a $15.0 million Subordinated Note (the "15% Note") and Warrants (the "New Warrants") to purchase 330,000 shares of the Company's Common Stock, par value $0.01, to Quantum Industrial Partners LDC. The 15% Note bears an interest rate of 15% and has a maturity date of May 31, 2000, which may be extended for four additional 30 day periods upon 5 days written notice by the Company. The 15% Note is convertible into shares of the Company's Series B Convertible Preferred Stock. The New Warrants are exercisable at any time until May 2, 2010, at an exercise price of $0.01 per share of Common Stock, payable in cash or in shares of Common Stock.

8. Subsidiary Guarantor Information

   On May 21, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes due 2008 ("Notes"). The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly-owned subsidiaries ("Guarantor Subsidiaries"). Such guarantees are full, unconditional, unsecured and unsubordinated on a joint and several basis by each of the Guarantor Subsidiaries. As of and through March 31, 2000, the Guarantor Subsidiaries were wholly-owned, but not the only wholly-owned, subsidiaries of the Company. The Credit Agreement and the Indenture governing the Notes contain certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. These covenants are, however, subject to a number of exceptions and qualifications. Separate financial statements of the Guarantor Subsidiaries are not presented because management of the Company has determined that they are not material to investors.

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

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                                 MARCH 31, 2000
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
ASSETS
------
Current Assets:
  Cash and cash
   equivalents.......... $ 16.0      $  0.1       $ 22.9      $   --        $ 39.0
  Receivables, net......   77.5        25.2         40.0          --         142.7
  Intercompany
   receivables
   (payables)...........  (11.2)       (2.4)        13.6          --           --
  Inventories, net......  107.1        49.5         40.8         (3.0)       194.4
  Other current assets..   11.8         1.4          6.9          --          20.1
                         ------      ------       ------      -------       ------
    Total current
     assets.............  201.2        73.8        124.2         (3.0)       396.2
Restricted cash.........   31.0         --           --           --          31.0
Property, plant and
 equipment, net.........  144.5        32.1         17.6          --         194.2
Product tooling, net....   21.9         5.0          0.2          --          27.1
Goodwill and other
 intangibles, net.......  180.8         --           4.8          --         185.6
Other assets............   59.4         0.4          7.3          --          67.1
Intercompany notes,
 net....................  (88.8)        --          88.8          --           --
Investment in
 subsidiaries...........  259.2         --           --        (259.2)         --
                         ------      ------       ------      -------       ------
    Total assets........ $809.2      $111.3       $242.9      $(262.2)      $901.2
                         ======      ======       ======      =======       ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Loan payable.......... $ 68.0      $  --        $  --       $   --        $ 68.0
  Accounts payable......   82.9        15.1          7.2          --         105.2
  Accrued and other.....  136.0        32.6         22.7         (0.8)       190.5
  Current maturities of
   long-term debt.......    7.0         0.3          --           --           7.3
                         ------      ------       ------      -------       ------
    Total current
     liabilities........  293.9        48.0         29.9         (0.8)       371.0
Long-term debt..........  234.5         1.9          --           --         236.4
Other non-current
 liabilities............  164.4         7.7          7.6          --         179.7
Preferred stock.........   30.9         --           --           --          30.9
Shareholders'
 investment.............   85.5        53.7        205.4       (261.4)        83.2
                         ------      ------       ------      -------       ------
    Total liabilities
     and shareholders'
     investment......... $809.2      $111.3       $242.9      $(262.2)      $901.2
                         ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                               DECEMBER 31, 1999

                                                     Parent    Guarantor      Other                  Consolidated
                                                     Company  Subsidiaries Subsidiaries Eliminations    Total
                                                     -------  ------------ ------------ ------------ ------------
                                                                        (Dollars in Millions)
ASSETS
------
Current Assets:
  Cash and cash equivalents......................... $  9.3      $  0.5       $ 15.2      $   --        $ 25.0
  Receivables, net..................................   58.1        16.8         30.0          --         104.9
  Intercompany receivables (payables)...............  (34.3)        1.2         33.1          --           --
  Inventories, net..................................  102.6        46.7         41.1         (1.8)       188.6
  Other current assets..............................    9.6         2.0          5.6          --          17.2
                                                     ------      ------       ------      -------       ------
    Total current assets............................  145.3        67.2        125.0         (1.8)       335.7
Restricted cash.....................................   30.6         --           --           --          30.6
Property, plant and equipment, net..................  150.1        32.4         18.1         (0.1)       200.5
Product tooling.....................................   24.3         5.0          0.2          --          29.5
Goodwill and other intangibles, net.................  181.3         --           5.2          --         186.5
Other assets........................................   56.0         2.5          7.1          --          65.6
Intercompany notes, net.............................  (88.3)        --          88.3          --           --
Investment in subsidiaries..........................  256.5         --           --        (256.5)         --
                                                     ------      ------       ------      -------       ------
    Total assets.................................... $755.8      $107.1       $243.9      $(258.4)      $848.4
                                                     ======      ======       ======      =======       ======
LIABILITIES AND SHAREHOLDERS' INVESTMENT
----------------------------------------
Current Liabilities:
  Loan payable...................................... $ 58.0      $  --        $  --       $   --        $ 58.0
  Accounts payable..................................   73.6        16.4          9.2          --          99.2
  Accrued and other.................................  133.5        29.6         21.7         (1.6)       183.2
  Current maturities of long-term debt..............    8.2         0.2          --           --           8.4
                                                     ------      ------       ------      -------       ------
    Total current liabilities.......................  273.3        46.2         30.9         (1.6)       348.8
Long-term debt......................................  239.3         2.1          --           --         241.4
Other non-current liabilities.......................  162.6         7.7          7.6          --         177.9
Shareholders' investment............................   80.6        51.1        205.4       (256.8)        80.3
                                                     ------      ------       ------      -------       ------
    Total liabilities and shareholders' investment.. $755.8      $107.1       $243.9      $(258.4)      $848.4
                                                     ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
Net sales............... $144.5      $132.0       $62.2        $(69.6)      $269.1
Cost of goods sold......  125.4       115.4        53.3         (68.4)       225.7
                         ------      ------       -----        ------       ------
  Gross earnings........   19.1        16.6         8.9          (1.2)        43.4
Selling, general and
 administrative
 expense................   42.3        14.8         7.3           --          64.4
                         ------      ------       -----        ------       ------
  Earnings (loss) from
   operations...........  (23.2)        1.8         1.6          (1.2)       (21.0)
Non-operating expense
 (income)...............    8.7        (0.1)       (1.0)          --           7.6
Equity earnings (loss)
 in subsidiaries........    3.3         --          --           (3.3)         --
                         ------      ------       -----        ------       ------
  Earnings (loss) before
   provision for income
   taxes................  (28.6)        1.9         2.6          (4.5)       (28.6)
Provision for income
 taxes..................    --          --          1.1           --           1.1
                         ------      ------       -----        ------       ------
  Net earnings (loss)
   before preferred
   dividends............  (28.6)        1.9         1.5          (4.5)       (29.7)
Preferred dividends.....    1.8         --          --            --           1.8
                         ------      ------       -----        ------       ------
  Net earnings (loss) of
   common shareholders.. $(30.4)     $  1.9       $ 1.5        $ (4.5)      $(31.5)
                         ======      ======       =====        ======       ======
Net earnings (loss) of
 common shareholders.... $(30.4)     $  1.9       $ 1.5        $ (4.5)      $(31.5)
Other comprehensive
 expense
  Foreign currency
   translation
   adjustment...........   (0.1)        --         (1.4)          --          (1.5)
                         ------      ------       -----        ------       ------
    Other comprehensive
     expense............   (0.1)        --         (1.4)          --          (1.5)
                         ------      ------       -----        ------       ------
    Comprehensive income
     (loss)............. $(30.5)     $  1.9       $ 0.1        $ (4.5)      $(33.0)
                         ======      ======       =====        ======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
Net sales............... $141.7      $116.2       $68.6        $(71.3)      $255.2
Cost of goods sold......  113.9       101.2        57.5         (70.7)       201.9
                         ------      ------       -----        ------       ------
  Gross earnings........   27.8        15.0        11.1          (0.6)        53.3
Selling, general and
 administrative
 expense................   36.3        13.1         7.7           --          57.1
                         ------      ------       -----        ------       ------
  Earnings (loss) from
   operations...........   (8.5)        1.9         3.4          (0.6)        (3.8)
Non-operating expense
 (income)...............    9.8         0.2        (3.0)          --           7.0
Equity earnings (loss)
 in subsidiaries........    7.0         --          --           (7.0)         --
                         ------      ------       -----        ------       ------
  Earnings (loss) before
   provision for income
   taxes................  (11.3)        1.7         6.4          (7.6)       (10.8)
Provision for income
 taxes..................    --          --          1.1           --           1.1
                         ------      ------       -----        ------       ------
  Net earnings (loss)... $(11.3)     $  1.7       $ 5.3        $ (7.6)      $(11.9)
                         ======      ======       =====        ======       ======
Net earnings (loss)..... $(11.3)     $  1.7       $ 5.3        $ (7.6)      $(11.9)
Other comprehensive
 expense
  Foreign currency
   translation
   adjustment...........   (0.2)        --         (1.4)          --          (1.6)
                         ------      ------       -----        ------       ------
    Other comprehensive
     expense............   (0.2)        --         (1.4)          --          (1.6)
                         ------      ------       -----        ------       ------
    Comprehensive income
     (loss)............. $(11.5)     $  1.7       $ 3.9        $ (7.6)      $(13.5)
                         ======      ======       =====        ======       ======

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                           Parent    Guarantor      Other                  Consolidated
                           Company  Subsidiaries Subsidiaries Eliminations    Total
                           -------  ------------ ------------ ------------ ------------
                                              (Dollars in millions)
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net earnings (loss) of
  common shareholders....  $(30.4)     $ 1.9        $  1.5       $(4.5)       $(31.5)
 Adjustments to reconcile
  net earnings (loss) of
  common shareholders to
  net cash provided by
  (used for) operations:
   Depreciation and
    amortization.........    11.7        1.4           0.7         --           13.8
   Changes in current
    accounts excluding
    the effects of
    noncash transactions:
   Decrease (increase) in
    receivables..........   (19.4)      (8.4)        (11.2)        --          (39.0)
   Decrease (increase) in
    intercompany
    receivables and
    payables, and
    intercompany note
    receivables and note
    payables.............   (23.6)       3.6          20.0         --            --
   Decrease (increase) in
    inventories..........    (4.4)      (2.7)         (1.2)        1.2          (7.1)
   Decrease (increase) in
    other current
    assets...............    (2.1)       0.5          (1.4)        --           (3.0)
   Increase (decrease) in
    accounts payable,
    accrued liabilities
    and income taxes.....    11.9        2.5          (0.3)        --           14.1
   Other, net............     0.5        --            0.3         --            0.8
                           ------      -----        ------       -----        ------
     Net cash provided by
      (used for)
      operating
      activities.........   (55.8)      (1.2)          8.4        (3.3)        (51.9)
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Expenditures for plant
  and equipment, and
  tooling................    (5.2)      (1.1)         (0.3)        --           (6.6)
 Proceeds from sale of
  plant and equipment....     2.6        2.0           --          --            4.6
 Equity earnings
  (loss).................    (3.3)       --            --          3.3           --
 Change in subsidiary
  investment.............     --         --            --          --            --
 Other, net..............     --         --            --          --            --
                           ------      -----        ------       -----        ------
     Net cash provided by
      (used for)
      investing
      activities.........    (5.9)       0.9          (0.3)        3.3          (2.0)
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Net increase in short-
  term debt..............    10.0        --            --          --           10.0
 Payments of long-term
  debt, including
  current maturities.....    (6.0)      (0.1)          --          --           (6.1)
 Issuance of preferred
  stock and warrants.....    65.0        --            --          --           65.0
 Change in subsidiary
  capital................     --         --            --          --            --
 Change in restricted
  cash...................    (0.4)       --            --          --           (0.4)
 Other, net..............     --         --            --          --            --
                           ------      -----        ------       -----        ------
     Net cash provided by
      (used for)
      financing
      activities.........    68.6       (0.1)          --          --           68.5
Exchange Rate Effect on
 Cash....................    (0.2)       --           (0.4)        --           (0.6)
                           ------      -----        ------       -----        ------
Net increase (decrease)
 in Cash and Cash
 Equivalents.............     6.7       (0.4)          7.7         --           14.0
Cash and Cash Equivalents
 at Beginning of Period..     9.3        0.5          15.2         --           25.0
                           ------      -----        ------       -----        ------
Cash and Cash Equivalents
 at End of Period........  $ 16.0      $ 0.1        $ 22.9       $ --         $ 39.0
                           ======      =====        ======       =====        ======

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                       THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in millions)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net earnings (loss) of
  common shareholders...  $(11.3)     $  1.7       $  5.3       $(7.6)       $(11.9)
 Adjustments to
  reconcile net earnings
  (loss) of common
  shareholders to net
  cash provided by (used
  for) operations:
   Depreciation and
    amortization .......     5.0         6.8          0.5         --           12.3
   Changes in current
    accounts excluding
    the effects of
    noncash
    transactions:
     Decrease (increase)
      in receivables....     5.7       (12.4)       (14.0)        --          (20.7)
     Decrease (increase)
      in intercompany
      receivables and
      payables, and
      intercompany note
      receivables and
      note payables.....   (16.5)        6.5         10.0         --            --
     Decrease (increase)
      in inventories....    (4.2)        3.5         (1.2)        0.6          (1.3)
     Decrease (increase)
      in other current
      assets............    (0.9)        0.6          0.1         --           (0.2)
     Increase (decrease)
      in accounts
      payable, accrued
      liabilities and
      income taxes......    (2.2)        2.9          1.3        (0.1)          1.9
   Other, net...........     3.0         0.1          2.0         0.1           5.2
                          ------      ------       ------       -----        ------
      Net cash provided
       by (used for)
       operating
       activities.......   (21.4)        9.7          4.0        (7.0)        (14.7)
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Expenditures for plant
  and equipment, and
  tooling...............     6.8       (16.1)        (1.8)        --          (11.1)
 Proceeds from sale of
  plant and equipment...     0.1         0.1          --          --            0.2
 Equity earnings
  (loss)................    (7.0)        --           --          7.0           --
 Change in subsidiary
  investment............    (4.5)        --           --          4.5           --
 Other, net.............     --          --           --          --            --
                          ------      ------       ------       -----        ------
      Net cash provided
       by (used for)
       investing
       activities.......    (4.6)      (16.0)        (1.8)       11.5         (10.9)
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Net increase in short-
  term debt.............    47.6         --           --          --           47.6
 Payments of long-term
  debt, including
  current maturities....   (12.5)        2.4          --          --          (10.1)
 Change in subsidiary
  capital...............     0.9         4.2         (0.6)       (4.5)          --
 Change in restricted
  cash..................    (0.3)        --           --          --           (0.3)
 Other, net.............    (0.1)        --           --          --           (0.1)
                          ------      ------       ------       -----        ------
      Net cash provided
       by (used for)
       financing
       activities.......    35.6         6.6         (0.6)       (4.5)         37.1
Exchange Rate Effect on
 Cash...................    (0.3)        --           0.8         --            0.5
                          ------      ------       ------       -----        ------
Net increase (decrease)
 in Cash and Cash
 Equivalents............     9.3         0.3          2.4         --           12.0
Cash and Cash
 Equivalents at
 Beginning of Period....     2.2         0.1         11.3         --           13.6
                          ------      ------       ------       -----        ------
Cash and Cash
 Equivalents at End of
 Period.................  $ 11.5      $  0.4       $ 13.7       $ --         $ 25.6
                          ======      ======       ======       =====        ======

                          OUTBOARD MARINE CORPORATION
                                   FORM 10-Q

                                 PART 1, ITEM 2
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 MARCH 31, 2000

   The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein.

General

   Market Share. As of March 31, 2000, the Company's twelve month rolling domestic outboard engine and boat market share have remained at their December 31, 1999 levels of 32% and 9%, respectively.

Results of Operations

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

   Net Sales. Net sales increased to $269.1 million in the three months ended March 31, 2000 from $255.2 million in the three months ended March 31, 1999, an increase of $13.9 million or 5.4%. The increased sales were driven by boat segment sales, which increased $15.6 million as a result of higher unit sales of recreational and fishing boats (primarily saltwater). Total marine engine segment sales decreased slightly as increased parts and accessories sales were offset by lower engine sales. Worldwide engine unit sales were negatively affected as a result of third-party supplier quantity and quality problems.

   Cost of Goods Sold. Cost of goods sold increased to $225.7 million in the three months ended March 31, 2000 from $201.9 million in the three months ended March 31, 1999, an increase of $23.8 million or 11.8%. Gross earnings in the three months ended March 31, 2000 was 16.1% of net sales as compared with 20.9% of net sales for the comparable period in 1999. The reduction in gross earnings percent for the quarter was attributable mainly to the marine engine segment which had higher manufacturing costs in the three months ended March 31, 2000 than in the comparable period for the prior year. The increased manufacturing costs were primarily driven by spending related to productivity and quality improvement initiatives at each engine facility and costs incurred as a result of third-party vendor issues. Additionally, cost of sales were negatively impacted by increased warranty/rework accruals related to certain boat and engine products.

   Selling, General and Administrative ("SG&A") Expense. SG&A expense increased to $64.4 million in the three months ended March 31, 2000 from $57.1 million in the three months ended March 31, 1999, an increase of $7.3 million or 12.8%. SG&A expense as a percentage of net sales increased to 23.9% in the three months ended March 31, 2000 from 22.4% in the three months ended March 31, 1999. The SG&A expense increase was primarily due to (i) increased marketing expenses for promotional programs and (ii) the prior-year period including an $0.8 million accrual reversal related to a lawsuit settlement.

   Loss from Operations. Loss from operations was $21.0 million in the three months ended March 31, 2000 compared with a $3.8 million loss in the three months ended March 31, 1999, an increase of $17.2 million. The increased loss was attributable to higher cost of goods sold and SG&A expense, as discussed above.

   Non-Operating Expense (Income). Interest expense totaled $8.3 million in the three months ended March 31, 2000 as compared to $8.2 million in the three months ended March 31, 1999. Other non-operating income was $0.7 million in the three months ended March 31, 2000 compared to $1.2 million in the comparable period in the prior year. The decrease in other non-operating income was attributable to higher foreign exchange losses related to the Company's European and Australian operations.

   Provision for Income Taxes. The provision for income taxes was $1.1 million in both the three months ended March 31, 2000 and March 31, 1999. The income tax provisions resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not considered realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

   Preferred Dividends. Preferred dividend expense, related to the 650,000 shares of Series A Convertible Preferred Stock (see Note 5 of the Notes to the Condensed Consolidated Financial Statements), was $1.8 million in the three months ended March 31, 2000. This amount reflects an accrual of $1.6 million in preferred dividend expense and $0.2 million in amortization expense related to the discount on the preferred stock.

Financial Condition; Liquidity and Capital Resources

   The Company's business is seasonal in nature with receivables, inventory, and short-term borrowings usually at their peak levels in the Company's fiscal quarter ending March 31 and declining thereafter as the Company's products enter the consumer buying season. Current assets at March 31, 2000 increased $60.5 million from December 31, 1999 due primarily to increases in accounts receivable and cash and cash equivalents balances. Receivables at March 31, 2000 increased $37.8 million due primarily to increases in net sales in March 2000 as compared to sales during December 1999. Cash and cash equivalents increased by $14.0 million due primarily to the Company's issuance of preferred stock and warrants in January 2000 (see Note 5 of the Notes to Condensed Consolidated Financial Statements). Additionally, inventories at March 31, 2000 increased $5.8 million in anticipation of the consumer buying season. The Company had $31.0 million in restricted cash at March 31, 2000, which cash is held in interest reserve accounts, as required, for the benefit of the Company's senior lenders, as discussed in more detail below.

   Cash used for operations was $51.9 million for the three months ended March 31, 2000 compared with $14.7 million for the three months ended March 31, 1999. This increase in cash used was driven primarily by the increased net loss as well as the increase in accounts receivable. Expenditures for plant and equipment and tooling were $6.6 million for the three months ended March 31, 2000 compared to $11.1 million for the three months ended March 31, 1999. The lower level of expenditures is primarily due to the timing of implementing certain capital projects in 2000. The $6.6 million was used primarily for production enhancements, information technology projects, and new model development.

   Short-term debt was $68.0 million at March 31, 2000 comprising borrowings under the Company's Revolving Credit Facility. These borrowings were used to fund operations, pay $5.8 million of the Company's Medium-Term Notes Series A which came due in March 2000, as well as fund capital expenditures.

   On January 28, 2000, the Company sold an aggregate of 650,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and warrants (the "Warrants") to purchase an aggregate of 5,750,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for an aggregate consideration of $65.0 million, in a private placement transaction to Greenlake Holdings II, LLC and Quantum Industrial Partners, LDC. Approximately $15.0 million of the Series A Preferred Stock was issued in exchange for certain subordinated notes previously issued by the Company to the purchasers. The Series A Preferred Stock has an initial liquidation preference of $100 per share and an initial conversion price of $14 per share (in each case, subject to adjustment upon occurrence of certain events). The Series A Preferred Stock is convertible into Common Stock at any time. The Series A Preferred Stock has an annual dividend rate of 15% of the then current liquidation preference, and is entitled to share ratably in any dividends paid on the Common Stock. Dividends will accrue if not paid in cash, and the liquidation preference will be increased by the amount of any accrued but unpaid dividends. The Series A Preferred Stock may be redeemed at any time after October 1, 2008, upon written request of the holders of at least 75% of the then outstanding shares. The Company may redeem all outstanding shares of the Series A Preferred Stock if, at any time, less than 10% of the total Series A Preferred Stock originally sold on January 28, 2000 remains outstanding. The Warrants are exercisable at any time until January 28, 2010, at an exercise price of $.01 per share of Common Stock, payable in cash or in shares of Common Stock. The Company intends to use the proceeds from the sale of the Series A Preferred Stock and Warrants for general corporate purposes, including funding its working capital and making capital expenditures (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement, which is in effect to December 31, 2001, provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. As of March 31, 2000, the Company had $68.0 million of borrowings outstanding and $37.0 million of letters of credit outstanding under the Revolving Credit Agreement. This resulted in the Company having $26.4 million of unused borrowing capacity under the Revolving Credit Agreement after considering borrowing base limitations and minimum availability requirements. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. On February 1, 2000 the Company entered into an Eighth Amendment to the Amended and Restated Loan and Security Agreement which among other things (i) increased the borrowing capacity by increasing intellectual property availability to $20.0 million and increasing the advance rate for finished goods inventory to 65%, (ii) eliminated tangible net worth, interest coverage, and leverage ratio covenants, and (iii) established minimum availability requirements, maximum capital and tooling expenditures, and a minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant test to reflect expected operating results. The Company's ability to remain in compliance with its covenants will depend upon several factors, including its ability to generate sales and maintain costs at acceptable levels. Factors outside the Company's control, including but not limited to third party supplier issues, may also affect the Company's compliance. At March 31, 2000, the Company was in compliance with the covenants.

   On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes Series A ("Series A Notes") due 2008, with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance of the Series A Notes totaled $155.2 million, of which $150.0 million was used to repay debt assumed by the Company following the merger.

   Concurrently with the issuance of the Series A Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Series A Notes and an interest reserve account for the benefit of the other senior creditors of the Company. An aggregate amount of cash equal to one year's interest due to these lenders was deposited into these interest reserve accounts. At March 31, 2000, the "Restricted Cash" held in these interest reserve accounts totaled $31.0 million. The "Restricted Cash" must remain in such accounts until at least May 27, 2001. These accounts may be accessed by the Company for the payment of the respective interest only, provided certain criteria are met by the Company.

   On April 14, 1999, the Company completed an exchange offer of all the Series A Notes for Senior Notes Series B ("Series B Notes") which are registered under the Securities Act of 1933, pursuant to a Registration Statement on Form S-4 and an accompanying Prospectus. The form and terms of the Series B Notes are the same form and terms of the Series A Notes except (i) the Series B designation, (ii) the Series B notes have been registered under the Securities Act and, therefore, will not bear legends restricting the transfer thereof, and
(iii) holders of the Series B notes are not entitled to registration rights as the exchange offer was intended to satisfy such exchange and registration rights.

   At March 31, 2000, $62.9 million principal amount of the Company's 9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. As of March 31, 2000, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004.

   At March 31, 2000, an aggregate of $5.0 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding. The Medium-Term Notes bear interest at a rate of 8.625%. The maturity dates of the Medium-Term Notes are March 15, 2001. Interest on the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

   At March 31, 2000, $6.8 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the merger, the remaining $6.8 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the merger ($18.00 per share). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

   The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $10.6 million as of March 31, 2000. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007. Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%.

   On May 2, 2000 the Company sold a $15.0 million Subordinated Note (the "15% Note") and Warrants (the "New Warrants") to purchase 330,000 shares of the Company's Common Stock, par value $0.01, to Quantum Industrial Partners LDC. The 15% Note bears an interest rate of 15% and has a maturity date of May 31, 2000, which may be extended for four additional 30 day periods upon 5 days written notice by the Company. The 15% Note is convertible into shares of the Company's Series B Convertible Preferred Stock. The New Warrants are exercisable at any time until May 2, 2010, at an exercise price of $0.01 per share of Common Stock, payable in cash or in shares of Common Stock.

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $33 million for a period not to exceed 18 months from the date of invoice. The Company resells any repurchased products at a discount. Losses incurred under this program have not been material. For the three month periods ending March 31, 2000 and 1999, the Company repurchased approximately $0.3 million and $1.1 million of products, respectively. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations, financial position, or cash flows.

   Based upon the current level of operations, the Company believes that its cash flow from operations together with the sale of the Series A Preferred Stock and Warrants, the 15% Note and Warrants on May 2, 2000, the available borrowing capacity under the Credit Agreement, and the interest reserve accounts and its other sources of liquidity (including issuances of additional subordinated notes, preferred stock, and warrants), will be adequate to meet its presently anticipated requirements for working capital and accrued liabilities, capital expenditures, interest payments, and scheduled principal payments for the next two years. There can be no assurance, however, that the Company's business will continue to generate cash flow at or above current levels. If the Company is unable to generate sufficient cash flow from operations in the future to service its debt and accrued liabilities and make necessary capital expenditures, or if its future earnings growth is insufficient to meet all required principal payments out of internally generated funds, the Company may be required to refinance all or a portion of its existing debt, sell assets or obtain additional financing. There can be no assurance that any such refinancing or asset sales would be possible or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt. The Company's ability to remain in compliance with its covenants will depend upon several factors, including its ability to generate sales and maintain costs at acceptable levels. Factors outside the Company's control, including but not limited to third party supplier issues, may also affect the Company's compliance. At March 31, 2000, the Company was in compliance with the covenants.

Third Party Suppliers

   As part of the closure of the Company's Milwaukee, Wisconsin and Waukegan, Illinois engine component facilities, the Company outsourced a majority of the products manufactured at those facilities to third party suppliers. In anticipation of the outsourcing of these components, the Company manufactured an incremental amount of inventory that it, and the chosen supplier, believed would be adequate to provide the Company with enough inventory to continue manufacturing through the period necessary to relocate, validate and begin production of the components. For the most part, the incremental inventory was adequate to allow the Company to manufacture finished outboards until the chosen supplier was able to supply the quantity and quality of these components required by the Company. However, as a result of various issues, validation and full production capabilities for some of the components has taken longer than anticipated and production of finished outboard engines has been constrained. These supply issues will continue to affect production into the Company's second quarter.

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

Inflation

   Inflation may cause or may be accompanied by increases in gasoline prices and interest rates. Such increases may adversely affect the sales of the Company's products. Because of the low level of inflation, inflation did not have a significant impact on operating results during the quarter ended March 31, 2000.

Market Risk

   The Company is exposed to market risk from changes in interest and foreign exchange rates and commodity prices. From time to time, the Company enters into financial arrangements in the ordinary course of business to hedge these exposures. Changes in market risk did not have a significant impact on operating results during the quarter ended March 31, 2000.

Forward-Looking Statements

   This report on Form 10-Q contains forward-looking statements, which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that all such forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in such act. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. Forward-looking statements include the intent, belief or current expectations of the Company and members of its senior management team. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected and which include, but are not limited to, the impact of competitive products and pricing, successful implementation of turnaround strategies, product demand and market acceptance, new product development, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in this report on Form 10-Q and documents filed by the Company with the Securities and Exchange Commission.

                           Part II--OTHER INFORMATION

Item 1. Legal Proceedings

   During the three months ended March 31, 2000, no reportable events or material developments occurred regarding the legal proceedings of the Company.

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits. Reference is made to the Exhibit Index on Page 24

  b. Reports on Form 8-K. On January 28, 2000 the Company filed a Report on Form 8-K announcing the issuance of 650,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, and Warrants to purchase an aggregate of 5,750,000 shares of its Common Stock, par value $.01 per share, for an aggregate consideration of $65.0 million in a private placement transaction to Greenlake Holdings II, LLC and Quantum Industrial Partners, LDC.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Outboard Marine Corporation

              Signature                          Title                   Date
              ---------                          -----                   ----
       /s/ Eric T. Martinez            Interim Chief Financial       May 15, 2000
______________________________________  Officer and Vice
           Eric T. Martinez             President and Treasurer
                                        (Principal Financial
                                        Officer)

  Exhibit
  Number                                Description
  -------                               -----------
 3.1(a)    Restated Certificate of Incorporation of the Company (filed as
           Exhibit 3(a) to the Company's Annual Report on Form 10-K/A for the
           year ended September 30, 1997 (the "1997 10-K"))*

 3.1(a)(1) Amendement to Restated Certificate of Incorporation of the Company,
           (filed as Exhibit 3.1(a)(1) to the 1999 10K)*

           Amended and Restated bylaws of the Company (filed as Exhibit 3(B) to
 3.2(a)    the 1997 10-K)*

 (a)(1)    Amended and Restated bylaws of the Company (adopted July 23,
           1998)(filed as Exhibit 3.2(a)(1) to the Company's Registration
           Statement on Form S-4 (Registration No. 333-57949) (the "Form S-
           4"))*

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

 4.8       Outboard Marine Corporation Certificate of the Powers, Designations,
           Preferences and Rights of the Series A Convertible Preferred Stock,
           Par Value $.01 Per Share (filed as Exhibit 4.8 to the 1999 10-K)*

 4.9       Series A Convertible Preferred Stock and Warrant Purchase Agreement
           (filed as Exhibit 4.9 to the 1999 10-K)*

 4.10      Stockholder Agreement between Outboard Marine Corporation, Quantum
           Industrial Partners LDC and Greenlake Holdings II LLC (filed as
           Exhibit 4.10 to the 1999 10-K)*

 4.11      Warrant to Purchase Shares of Common Stock of Outboard Marine
           Corporation by Quantum Industrial Partners LDC (filed as Exhibit
           4.11 to the 1999 10-K)*

 4.12      Warrant to Purchase Shares of Common Stock of Outboard Marine
           Corporation by Greenlake Holdings II LLC (filed as Exhibit 4.12 to the 1999 10-K)*

 4.13      Registration Rights Agreement between Outboard Marine Corporation,
           Quantum Industrial Partners LDC, Greenlake Holdings II LLC and
           Greenmarine Holdings LLC (filed as Exhibit 4.13 to the 1999 10-K)*

 4.14      Subordinated Note and Warrant Purchase Agreement between Outboard
           Marine Corporation, Greenlake Holdings III LLC and Quantum
           Industrial Partners LDC, attached hereto and incorporated herein as
           Exhibit 4.14.

 Exhibit
 Number                                Description
 -------                               -----------

  4.15   Certificate of Amendment of Certificate of Powers, Designations,
         Preferences and Rights of the Series A Convertible Preferred Stock Par
         Value $.01 per share of Outboard Marine Corporations, attached hereto and incorporated herein as Exhibit 4.15.

  4.16   First Amendment to Stockholder Agreement between Outboard Marine
         Corporation, Quantum Industrial Partners LDC, Greenlake Holdings II
         LLC & Greenlake Holdings III LLC, attached hereto and incorporated herein as Exhibit 4.16.

  4.17   First Amendment to Registration Rights Agreement between Outboard
         Marine Corporation, Quantum Industrial Partners LDC, Greenlake
         Holdings II LLC, Greenlake Holdings III LLC and Greenmarine Holdings
         LLC, attached hereto and incorporated herein as Exhibit 4.17.

  4.18   Warrant to purchase Shares of Common Stock of Outboard Marine
         Corporation by Quantum Industrial Partners LDC, attached hereto and incorporate herein as Exhibit 4.18.

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

 Exhibit
 Number                                Description
 -------                               -----------

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

 10.16 Sixth Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A., dated effective as of July 30, 1999 (filed as Exhibit 10.16 to the Company's Quarterly
         Report on form 10-Q for the fiscal quarter ended June 30, 1999)*

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

 10.22 Seventh Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A., dated effective as of October 27, 1999 (filed as Exhibit 10.22 to the Form 10-Q for the period ended September 30, 1999)*

 10.23 Eighth Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A., dated effective as of January 31, 2000 (filed as Exhibit 10.23 to the 1999 10-K)*

 10.24   Subordinated Note dated May 2, 2000 issued by Outboard Marine
         Corporation to Quantum Industrial Partners LDC as lender, attached hereto and incorporated herein as Exhibit 10.24.

 11.     Computation of per share earnings (loss)

 21.     Subsidiaries of Registrant (filed as Exhibit 21 to the 1999 10-K)*.

 27.     Financial Data Schedule

--------
  * Incorporated herein by reference.