Form 10-Q
period 2000-06-30
OUTBOARD MARINE CORP
filed 2000-08-15
CIK 75149

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark One)
[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

    For the Quarterly Period Ended June 30, 2000.

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
       (State or other jurisdiction of                         (IRS Employer
       incorporation or organization)                        Identification No.)
             100 Sea Horse Drive
             Waukegan, Illinois                                    60085
  (Address of principal executive offices)                       (Zip Code)

                                  847-689-6200
              (Registrant's telephone number, including area code)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Number of shares of Common Stock of $0.01 par value outstanding at June 30, 2000 was 20,439,531 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          OUTBOARD MARINE CORPORATION
                                FORM 10-Q PART I
                             FINANCIAL INFORMATION

                          ITEM 1--FINANCIAL STATEMENTS

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS
                            AND COMPREHENSIVE INCOME
                                  (UNAUDITED)

                                                                 Six Months
                                          Three Months Ended     Ended June
                                               June 30,              30,
                                          --------------------  --------------
                                            2000       1999      2000    1999
                                          ---------  ---------  ------  ------
                                             (Dollars in millions except
                                                 amounts per share)
Net sales................................ $   296.6  $   315.6  $565.7  $570.8
Costs of goods sold......................     251.5      245.4   477.2   447.3
                                          ---------  ---------  ------  ------
  Gross earnings.........................      45.1       70.2    88.5   123.5
Selling, general, and administrative
 expense.................................      59.9       43.3   124.3   100.4
Restructuring income.....................       --       (14.0)    --    (14.0)
                                          ---------  ---------  ------  ------
  Earnings (loss) from operations........     (14.8)      40.9   (35.8)   37.1
Interest expense.........................       9.6        7.9    17.9    16.0
Other income, net........................      (0.8)      (1.9)   (1.5)   (3.0)
                                          ---------  ---------  ------  ------
  Earnings (loss) before provision for
   income taxes..........................     (23.6)      34.9   (52.2)   24.1
Provision for income taxes...............       1.5        1.1     2.6     2.2
                                          ---------  ---------  ------  ------
  Earnings (loss) before preferred
   dividends.............................     (25.1)      33.8   (54.8)   21.9
Preferred dividends......................       2.9        --      4.7     --
                                          ---------  ---------  ------  ------
  Net earnings (loss) of common
   shareholders.......................... $   (28.0) $    33.8  $(59.5) $ 21.9
                                          =========  =========  ======  ======

Net earnings (loss) of common
 shareholders............................ $   (28.0) $    33.8  $(59.5) $ 21.9
Other comprehensive income (expense)
  Foreign currency translation
   adjustments...........................      (1.3)       0.7    (2.8)   (0.9)
  Minimum pension liability..............       --        15.5     --     15.5
                                          ---------  ---------  ------  ------
    Other comprehensive income
     (expense)...........................      (1.3)      16.2    (2.8)   14.6
                                          ---------  ---------  ------  ------
    Comprehensive income (loss).......... $   (29.3) $    50.0  $(62.3) $ 36.5
                                          =========  =========  ======  ======
Net earnings (loss) per share of common
 stock
  Basic.................................. $   (1.37) $    1.66  $(2.92) $ 1.07
                                          =========  =========  ======  ======
  Diluted................................ $   (1.37) $    1.64  $(2.92) $ 1.06
                                          =========  =========  ======  ======
Average shares of common stock
 outstanding
  Basic..................................      20.4       20.4    20.4    20.4
  Diluted................................      20.4       20.6    20.4    20.6

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (Unaudited)
                                                          (Dollars in millions)
                        ASSETS

Current Assets:
  Cash and cash equivalents............................   $  42.8     $  25.0
  Receivables, net.....................................     123.8       104.9
  Inventories, net.....................................     191.6       188.6
  Other current assets.................................      22.5        17.2
                                                          -------     -------
    Total current assets...............................     380.7       335.7
Restricted cash........................................      22.3        30.6
Property, plant and equipment, net.....................     190.9       200.5
Product tooling, net...................................      28.9        29.5
Goodwill, net..........................................     105.7       107.2
Trademarks, patents and other intangibles, net.........      78.3        79.3
Other assets...........................................      70.3        65.6
                                                          -------     -------
    Total assets.......................................   $ 877.1     $ 848.4
                                                          =======     =======
       LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Liabilities:
  Loans payable........................................   $  66.4     $  58.0
  Accounts payable.....................................     100.1        99.2
  Accrued and other....................................     181.2       183.2
  Current maturities of long-term debt.................       7.0         8.4
                                                          -------     -------
    Total current liabilities..........................     354.7       348.8
Long-term debt.........................................     235.7       241.4
Postretirement benefits other than pensions............      97.9        99.1
Other non-current liabilities..........................      79.7        78.8
Preferred stock........................................      49.6         --
Shareholders' investment
  Common stock and capital surplus.....................     318.9       277.5
  Accumulated deficit..................................    (248.6)     (189.2)
  Accumulated other comprehensive income...............     (10.8)       (8.0)
                                                          -------     -------
    Total shareholders' investment.....................      59.5        80.3
                                                          -------     -------
    Total liabilities and shareholders' investment.....   $ 877.1     $ 848.4
                                                          =======     =======

        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                                  (UNAUDITED)

                                                        Six Months Ended June
                                                                 30,
                                                        ----------------------
                                                           2000        1999
                                                        ----------  ----------
                                                        (Dollars in Millions)
Cash Flows from Operating Activities:
  Net earnings (loss) of common shareholders........... $    (59.5) $     21.9
  Adjustments to reconcile net earnings (loss) of
   common shareholders to net cash provided by (used
   for) operations:
    Depreciation and amortization......................       27.0        24.6
    Curtailment gain...................................        --         (7.1)
    Restructuring income...............................        --        (14.0)
    Changes in current accounts excluding the effects
     of noncash transactions:
      Increase in receivables..........................      (18.9)       (0.3)
      (Increase) decrease in inventories...............       (3.0)       22.2
      (Increase) decrease in other current assets......       (5.3)        0.1
      (Decrease) increase in accounts payable and
       accrued liabilities.............................       (1.1)        5.3
      Other, net.......................................       (5.4)       (0.3)
                                                        ----------  ----------
        Net cash provided by (used for) operating
         activities....................................      (66.2)       52.4
                                                        ----------  ----------


Cash Flows from Investing Activities:
  Expenditures for plant and equipment, and tooling....      (17.3)      (22.1)
  Proceeds from sale of plant and equipment............        4.8         1.3
                                                        ----------  ----------
        Net cash used for investing activities.........      (12.5)      (20.8)
                                                        ----------  ----------


Cash Flows from Financing Activities:
  Net increase (decrease) in short-term debt...........        8.4        (3.4)
  Payments of long-term debt, including current
   maturities..........................................       (6.1)      (10.9)
  Proceeds from issuance of preferred stock and
   warrants............................................       86.6         --
  Decrease (increase) in restricted cash...............        8.3        (0.7)
  Other, net...........................................        --         (0.2)
                                                        ----------  ----------
        Net cash provided by (used for) financing
         activities....................................       97.2       (15.2)
                                                        ----------  ----------
Exchange rate effect on cash...........................       (0.7)        0.7
                                                        ----------  ----------
Net increase in cash and cash equivalents..............       17.8        17.1
Cash and cash equivalents at beginning of period.......       25.0        13.6
                                                        ----------  ----------
Cash and cash equivalents at end of period............. $     42.8  $     30.7
                                                        ==========  ==========

Supplemental Cash Flow Disclosures:
  Interest paid........................................ $     19.2  $     15.9
                                                        ==========  ==========
  Income taxes paid.................................... $      2.8  $      1.9
                                                        ==========  ==========
  Preferred dividends accrued.......................... $      4.7  $      --
                                                        ==========  ==========


        The accompanying notes are an integral part of these statements.

                          OUTBOARD MARINE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation

   Unless the context otherwise requires, all references herein to the "Company" or "OMC" shall mean Outboard Marine Corporation, a Delaware corporation, and its consolidated subsidiaries. The accompanying unaudited condensed consolidated financial statements present information in accordance with generally accepted accounting principles for interim financial information and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all information or footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the information furnished reflects all adjustments necessary for a fair statement of the results of the interim periods and all such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The 2000 interim results are not necessarily indicative of the results which may be expected for the remainder of the year. Certain amounts in 1999 have been reclassified to conform to the 2000 presentation.

2. Short-Term Borrowings

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement, which is in effect to December 31, 2001, provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. As of June 30, 2000, the Company was in compliance with all of its covenants except its minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant. On August 9, 2000 the Company entered into a Ninth Amendment to the Amended and Restated Loan and Security Agreement which among other things (i) waived compliance with the June 30, 2000 EBITDA covenant test and (ii) established new EBITDA covenant tests for the quarters ending September 30 and December 31 of 2000. The Company's ability to comply with its covenants will depend upon several factors, including its ability to generate sales and maintain costs at acceptable levels. Factors outside the Company's control, including but not limited to third-party supplier issues, may also affect the Company's compliance.

   On May 2, 2000, the Company sold a $15.0 million Subordinated Note (the "Sub-note") and warrants (the "May 2, 2000 Warrants") to purchase 330,000 shares of the Company's Common Stock, par value $0.01, to Quantum Industrial Partners LDC. The Sub-note bears an interest rate of 15% and has an initial maturity date of May 31, 2000, which can be extended for four additional 30-day periods upon 5 days written notice by the Company. The Sub-note is convertible into shares of the Company's Series B Convertible Preferred Stock, which if issued, would have terms and conditions similar in nature to the Series A Preferred Stock (See Note 6 of the Notes to Condensed Consolidated Financial Statements). The conversion price of the Series B Convertible Preferred Stock has not yet been set. The Company has extended the term of the Sub-note and anticipates that the Sub-note will be extended to September 30, 2000 at which time it may be converted into shares of the Company's Series B Convertible Preferred Stock. The May 2, 2000 Warrants are excercisable at any time until May 2, 2010, at an exercise price of $0.01 per share of Common Stock, payable in cash or in shares of Common Stock.

   Upon the sale of the Sub-note and the May 2, 2000 Warrants, the Company recorded the value of each instrument in the Statement of Consolidated Financial Position based upon the fair market value of each instrument at the time of issuance. The fair value per May 2, 2000 Warrant on the date of issuance using the

                          OUTBOARD MARINE CORPORATION

Black-Scholes option-pricing model was $4.94 for an aggregate fair value of $1.6 million. The fair value of the May 2, 2000 Warrants was estimated on the date of issuance using the following assumptions: risk-free interest rate of 6.3% and an expected life of approximately 8 years. The fair value of the Sub-note was determined as the difference between the aggregate amount of $15.0 million and the value of the May 2, 2000 Warrants, or $13.4 million.

   The third-party supplier issues, which arose earlier in the year, have persisted longer than previously anticipated. As a result, the cash flow consequences have been more severe. If the Company's performance does not improve and it is not able to refinance existing debt or obtain additional financing, its cash flow from operations together with available cash from (i) the previous sales of Preferred Stock and Warrants, (ii) the Sub-note and May 2, 2000 Warrants, (iii) the available borrowing capacity under the Credit Agreement, and (iv) the interest reserve accounts and its other sources of liquidity, may not be adequate to meet its presently anticipated requirements for working capital and accrued liabilities, capital expenditures, interest payments, and scheduled principal payments for the remainder of the year. The Company is currently exploring various options to raise additional cash which may take the form of refinancing all or a portion of its existing debt, selling assets or obtaining additional financing. There can be no assurance that any such refinancing or asset sales would be possible or permitted under existing debt instruments or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt. In such an event, the Company could be forced to dispose of assets under circumstances that might not be favorable to realizing the best prices for such assets. Furthermore, there can be no assurances that assets could be sold quickly enough or for proceeds sufficient enough to enable the Company to meet its obligations. The Company's ability to remain in compliance with the requirements of its financial instruments will depend upon several factors, including its ability to generate sales and maintain costs at acceptable levels. Factors outside the Company's control, including but not limited to third-party supplier issues, may also affect the Company's compliance. A failure to comply with the conditions of the various financial instruments, if not cured or waived, could permit acceleration of the relevant indebtedness and acceleration of indebtedness under other instruments that may contain cross-default or cross-acceleration provisions.

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

   As a general rule, the Company accrues remediation costs for continuing operations on an undiscounted basis and accrues for normal operating and maintenance costs for site monitoring and compliance requirements. The Company also accrues for environmental closedown costs associated with discontinued operations or facilities, including the environmental costs of operation and maintenance until disposition. At June 30, 2000 the Company has accrued approximately $23 million for costs related to remediation at contaminated sites

                          OUTBOARD MARINE CORPORATION
including operation and maintenance for continuing and closed-down operations. The possible recovery of insurance proceeds has not been considered in estimating contingent environmental liabilities.

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $34 million for a period not to exceed 18 months from the date of invoice. The Company resells any repurchased products at a discount. Losses incurred under this program have not been material. For the six month periods ended June 30, 2000 and 1999, the Company repurchased approximately $0.4 million and $2.5 million of products, respectively. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations, financial position, or cash flows.

4. Restructuring Charges

   During the fiscal year ended September 30, 1998, the Company finalized a restructuring plan for the closure of its Milwaukee, WI and Waukegan, IL engine facilities. The Company recorded a $98.5 million restructuring charge related to these closures. During the second quarter of 2000, the Company completed the closure of the Milwaukee, WI plant by outsourcing a majority of the sub-assembly production previously performed in this facility and transferring the balance of production to other facilities within the Company. The Company plans to do the same for the Waukegan, IL facility, but anticipates that this will not occur until sometime during 2001. Previously the Company had anticipated that substantial completion of this plan would occur by the end of fiscal year 2000. The Company had been in negotiations with a third party to supply the components that are currently manufactured in the Waukegan, IL facility, but these negotiations ended unsuccessfully during the second quarter of 2000.

   As of June 30, 2000, the Company has made payments approximating $9.1 million against the restructuring reserve established in fiscal year 1998. The remaining $14.7 million restructuring reserve (excluding curtailment gains/losses) will be substantially spent in the remainder of fiscal years 2000 and 2001 as the plants are closed and prepared for sale.

5. Inventories

   Inventories consisted of the following (in millions):

                                                         June 30, December 31,
                                                           2000       1999
                                                         -------- ------------
   Raw materials, work-in-process and service parts.....  $124.8     $122.0
   Finished goods.......................................    66.8       66.6
                                                          ------     ------
     Total inventories..................................  $191.6     $188.6
                                                          ======     ======

6. Preferred Stock and Warrants Issuance

   On January 28, 2000, the Company sold an aggregate of 650,000 shares of Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), and warrants (the "January 28, 2000 Warrants") to purchase an aggregate of 5,750,000 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for an aggregate consideration of $65.0 million in a private placement transaction with Quantum Industrial Partners, LDC and Greenlake Holdings II, LLC. Approximately $15.0 million of the Series A Preferred Stock was issued in exchange for certain subordinated notes previously issued by the Company to the purchasers. The Series A Preferred Stock has an initial liquidation preference of $100 per share and an initial conversion price of $14 per share (in each case, subject to adjustment upon occurrence of certain events). The Series A Preferred Stock is convertible into Common Stock at any time. The Series A Preferred Stock has an annual dividend rate of 15% of the then current liquidation preference, and is entitled to share ratably in any

                          OUTBOARD MARINE CORPORATION
dividends paid on the Common Stock. Dividends will accrue if not paid in cash, and the liquidation preference will be increased by the amount of any accrued but unpaid dividends. The Series A Preferred Stock may be redeemed at any time after October 1, 2008, upon written request of the holders of at least 75% of the then outstanding shares. The Company may redeem all outstanding shares of the Series A Preferred Stock if, at any time, less than 10% of the total Series A Preferred Stock originally sold on January 28, 2000 remains outstanding. The January 28, 2000 Warrants are exercisable at any time until January 28, 2010, at an exercise price of $.01 per share of Common Stock, payable in cash or in shares of Common Stock.

   Upon issuance of the Series A Preferred Stock and January 28, 2000 Warrants, the Company recorded the value of each instrument in the Statement of Consolidated Financial Position based upon the fair market value of each instrument at the time of issuance. The fair value per January 28, 2000 Warrant on the date of issuance using the Black-Scholes option-pricing model was $6.25 for an aggregate fair value of $35.9 million. The fair value of the January 28, 2000 Warrants was estimated on the date of issuance using the following assumptions: risk-free interest rate of 6.3% and an expected life of approximately 8 years. The fair value of the Series A Preferred Stock was determined as the difference between the aggregate amount of $65 million and the value of the January 28, 2000 Warrants, or $29.1 million.

   On May 2, 2000 the Company sold the Sub-note and the May 2, 2000 Warrants to Quantum Industrial Partners LDC. See Note 2 of the Notes to Condensed Consolidated Financial Statements.

   On May 31, 2000, the Company sold an aggregate of 200,000 shares of Series C Convertible Preferred Stock, par value $.01 per share (the "Series C Preferred Stock"), and warrants (the "May 31, 2000 Warrants") to purchase an aggregate of 846,154 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for an aggregate consideration of $20.0 million in a private placement transaction with Quantum Industrial Partners, LDC. The Series C Preferred Stock has an initial liquidation preference of $100 per share and an initial conversion price of $6.25 per share (in each case, subject to adjustment upon occurrence of certain events). The Series C Preferred Stock is convertible into Common Stock at any time. The Series C Preferred Stock has an annual dividend rate of 15% of the then current liquidation preference, and is entitled to share ratably in any dividends paid on the Common Stock. Dividends will accrue if not paid in cash, and the liquidation preference will be increased by the amount of any accrued but unpaid dividends. The Series C Preferred Stock may be redeemed at any time after October 1, 2008, upon written request of the holders of at least 75% of the then outstanding shares. The Company may redeem all outstanding shares of the Series C Preferred Stock if, at any time, less than 10% of the total Series C Preferred Stock originally sold on May 31, 2000 remains outstanding. The May 31, 2000 Warrants are exercisable at any time until May 31, 2010, at an exercise price of $.01 per share of Common Stock, payable in cash or in shares of Common Stock.

   Upon issuance of the Series C Preferred Stock and May 31, 2000 Warrants, the Company recorded the value of each instrument in the Statement of Consolidated Financial Position based upon the fair market value of each instrument at the time of issuance. The fair value per May 31, 2000 Warrant on the date of issuance using the Black-Scholes option-pricing model was $4.94 for an aggregate fair value of $4.2 million. The fair value of the May 31, 2000 Warrants was estimated on the date of issuance using the following assumptions: risk-free interest rate of 6.3% and an expected life of approximately 8 years. The fair value of the Series C Preferred Stock was determined as the difference between the aggregate amount of $20.0 million and the value of the May 31, 2000 Warrants, or $15.8 million.

   In the three months ended June 30, 2000, the Company has accrued $2.7 million in total preferred dividend expense and $0.2 million in total amortization expense related to the discounts on the preferred stock. In the six months ended June 30, 2000, the Company has accrued $4.3 million in total preferred dividend expense and $0.4 million in total amortization expense related to the discounts on the preferred stock. These amounts have been recorded in the Company's Statement of Consolidated Operations and Comprehensive Income as Preferred dividends.

                          OUTBOARD MARINE CORPORATION

7.  Segment Data

   Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes primarily corporate staffing expense and amortization expense on the Company's intangible assets. In 1999, the "Other" column also includes a curtailment gain and restructuring income.



                                                 Marine
                                                 Engines  Boats  Other   Total
                                                 -------  ------ ------  ------
                                                    (Dollars in millions)
   Three Months Ended June 30, 2000
     Revenues................................... $155.7   $140.9  $ --   $296.6
     Intersegment revenues......................   13.2      --     --     13.2
     Earnings (loss) from operations............  (14.4)     5.0   (5.4)  (14.8)
   Three Months Ended June 30, 1999
     Revenues................................... $191.7   $123.9 $  --   $315.6
     Intersegment revenues......................   21.5      --     --     21.5
     Earnings from operations...................   14.4      3.9   22.6    40.9
   Six Months Ended June 30, 2000
     Revenues................................... $294.2   $271.5 $  --   $565.7
     Intersegment revenues......................   28.3      --     --     28.3
     Earnings (loss) from operations............  (29.0)     6.1  (12.9)  (35.8)
   Six Months Ended June 30, 1999
     Revenues................................... $331.9   $238.9 $  --   $570.8
     Intersegment revenues......................   43.1      0.2    --     43.3
     Earnings from operations...................   15.8      5.1   16.2    37.1

   A reconciliation of loss from operations for combined reportable segments to consolidated loss before provision for income taxes is as follows:

                                                   Three           Six
                                                Months Ended   Months Ended
                                                  June 30,       June 30,
                                                -------------  -------------
                                                 2000   1999    2000   1999
                                                ------  -----  ------  -----
                                                  (Dollars in millions)
   Earnings (loss) from operations for
    reportable segments........................ $(14.8) $40.9  $(35.8) $37.1
   Interest expense............................    9.6    7.2    17.9   14.5
   Other income, net...........................   (0.8)  (1.2)   (1.5)  (1.5)
                                                ------  -----  ------  -----
   Earnings (loss) before provision for income
    taxes...................................... $(23.6) $34.9  $(52.2) $24.1
                                                ======  =====  ======  =====

8. Subsequent Events

   On July 19, 2000, the Company sold 200,000 shares of Series D Convertible Preferred Stock, par value $.01 per share (the "Series D Preferred Stock"), and warrants (the "July 19, 2000 Warrants") to purchase 846,154 shares of its Common Stock, par value $.01 per share (the "Common Stock"), for an aggregate consideration of $20.0 million in a private placement transaction to Quantum Industrial Partners, LDC. The Series D Preferred Stock has an initial liquidation preference of $100 per share and an initial conversion price of $6.25 per share (in each case, subject to adjustment upon occurrence of certain events). The Series D

                          OUTBOARD MARINE CORPORATION

Preferred Stock is convertible into Common Stock at any time. The Series D Preferred Stock has an annual dividend rate of 15% of the then current liquidation preference, and is entitled to share ratably in any dividends paid on the Common Stock. Dividends will accrue if not paid in cash, and the liquidation preference will be increased by the amount of any accrued but unpaid dividends. The Series D Preferred Stock may be redeemed at any time after October 1, 2008, upon written request of the holders of at least 75% of the then outstanding shares. The Company may redeem all outstanding shares of the Series D Preferred Stock if, at any time, less than 10% of the total Series D Preferred Stock originally sold on July 19, 2000 remains outstanding. The July 19, 2000 Warrants are exercisable at any time until July 19, 2010, at an exercise price of $.01 per share of common stock, payable in cash or in shares of Common Stock. The Company intends to use the proceeds from the sale of the Series D Preferred Stock and July 19, 2000 Warrants for general corporate purposes, including funding its operations, working capital and making capital expenditures.

   As discussed in Note 2 of the Notes to Condensed Consolidated Financial Statements, on August 9, 2000 the Company entered into a Ninth Amendment to the Amended and Restated Loan and Security Agreement.

9. Subsidiary Guarantor Information

   On May 21, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes due 2008 ("Notes"). The Company's payment obligations under the Notes are guaranteed by certain of the Company's wholly-owned subsidiaries ("Guarantor Subsidiaries"). Such guarantees are full, unconditional, unsecured and unsubordinated on a joint and several basis by each of the Guarantor Subsidiaries. As of and through June 30, 2000, the Guarantor Subsidiaries were wholly-owned, but not the only wholly-owned, subsidiaries of the Company. The Credit Agreement and the Indenture governing the Notes contain certain covenants which, among other things, restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness; pay dividends or make distributions in respect to their capital stock; enter into certain transactions with shareholders and affiliates; make certain investments and other restricted payments; create liens; enter into certain sale and leaseback transactions and sell assets. These covenants are, however, subject to a number of exceptions and qualifications. Separate financial statements of the Guarantor Subsidiaries are not presented because management of the Company has determined that they are not material to investors.

   The following condensed consolidating financial data illustrates the composition of the Company ("Parent Company"), the Guarantor Subsidiaries and the Company's non-guarantor subsidiaries ("Other Subsidiaries"). Investments in subsidiaries are accounted for by the Company under the equity method of accounting for purposes of the supplemental consolidating presentation. Earnings of subsidiaries are, therefore, reflected in the Company's investment accounts and earnings. The Company has not allocated goodwill to the Guarantor Subsidiaries or the other subsidiaries in association with the acquisition by and merger with Greenmarine Holdings LLC during 1997.

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                                 JUNE 30, 2000
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
         ASSETS
         ------
Current Assets:
  Cash and cash
   equivalents.......... $  26.4    $   --       $  16.4      $    --      $  42.8
  Receivables, net......    57.9       22.2         43.7           --        123.8
  Intercompany
   receivables
   (payables)...........     5.2        7.9        (13.1)          --          --
  Inventories, net......   103.9       51.2         39.1          (2.6)      191.6
  Other current assets..    13.9        1.5          7.1           --         22.5
                         -------    -------      -------      --------     -------
    Total current
     assets.............   207.3       82.8         93.2          (2.6)      380.7
Restricted cash.........    22.3        --            --           --         22.3
Property, plant and
 equipment, net.........   141.5       31.9         17.5           --        190.9
Product tooling, net....    23.3        5.4          0.2           --         28.9
Goodwill and other
 intangibles, net.......   179.4        --           4.6           --        184.0
Other assets............    62.8        0.5          7.0           --         70.3
Intercompany notes,
 net....................  (125.2)       --         125.2           --          --
Investment in
 subsidiaries...........   268.3        --            --        (268.3)        --
                         -------    -------      -------      --------     -------
    Total assets........ $ 779.7    $ 120.6      $ 247.7      $ (270.9)    $ 877.1
                         =======    =======      =======      ========     =======
               LIABILITIES AND SHAREHOLDERS' INVESTMENT
               ----------------------------------------
Current Liabilities:
  Loan payable.......... $  66.4    $   --       $   --       $    --      $  66.4
  Accounts payable......    72.5       18.8          8.8           --        100.1
  Accrued and other.....   126.3       33.2         21.7           --        181.2
  Current maturities of
   long-term debt.......     6.6        0.4          --            --          7.0
                         -------    -------      -------      --------     -------
    Total current
     liabilities........   271.8       52.4         30.5           --        354.7
Long-term debt..........   233.8        1.9          --            --        235.7
Other non-current
 liabilities............   162.4        7.7          7.5           --        177.6
Preferred stock.........    49.6        --           --            --         49.6
Shareholders'
 investment.............    62.1       58.6        209.7        (270.9)       59.5
                         -------    -------      -------      --------     -------
    Total liabilities
     and shareholders'
     investment......... $ 779.7    $ 120.6      $ 247.7      $ (270.9)    $ 877.1
                         =======    =======      =======      ========     =======

                          OUTBOARD MARINE CORPORATION

            CONDENSED STATEMENTS OF CONSOLIDATED FINANCIAL POSITION
                               DECEMBER 31, 1999

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
         ASSETS
         ------
Current Assets:
  Cash and cash
   equivalents.......... $  9.3      $  0.5       $ 15.2      $   --        $ 25.0
  Receivables, net......   58.1        16.8         30.0          --         104.9
  Intercompany
   receivables
   (payables)...........  (34.3)        1.2         33.1          --           0.0
  Inventories, net......  102.6        46.7         41.1         (1.8)       188.6
  Other current assets..    9.6         2.0          5.6          --          17.2
                         ------      ------       ------      -------       ------
    Total current
     assets.............  145.3        67.2        125.0         (1.8)       335.7
Restricted cash.........   30.6         --           --           --          30.6
Property, plant and
 equipment, net.........  150.1        32.4         18.1         (0.1)       200.5
Product tooling.........   24.3         5.0          0.2          --          29.5
Goodwill and other
 intangibles, net.......  181.3         --           5.2          --         186.5
Other assets............   56.0         2.5          7.1          --          65.6
Intercompany notes,
 net....................  (88.3)        --          88.3          --           --
Investment in
 subsidiaries...........  256.5         --           --        (256.5)         --
                         ------      ------       ------      -------       ------
    Total assets........ $755.8      $107.1       $243.9      $(258.4)      $848.4
                         ======      ======       ======      =======       ======
               LIABILITIES AND SHAREHOLDERS' INVESTMENT
               ----------------------------------------
Current Liabilities:
  Loan payable.......... $ 58.0      $  --        $  --       $   --        $ 58.0
  Accounts payable......   73.6        16.4          9.2          --          99.2
  Accrued and other.....  133.5        29.6         21.7         (1.6)       183.2
  Current maturities of
   long-term debt.......    8.2         0.2          --           --           8.4
                         ------      ------       ------      -------       ------
    Total current
     liabilities........  273.3        46.2         30.9         (1.6)       348.8
Long-term debt..........  239.3         2.1          --           --         241.4
Other non-current
 liabilities............  162.6         7.7          7.6          --         177.9
Shareholders'
 investment.............   80.6        51.1        205.4       (256.8)        80.3
                         ------      ------       ------      -------       ------
    Total liabilities
     and shareholders'
     investment......... $755.8      $107.1       $243.9      $(258.4)      $848.4
                         ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
Net sales............... $161.3      $138.9       $79.2        $(82.8)      $296.6
Cost of goods sold......  144.6       121.0        68.2         (82.3)       251.5
                         ------      ------       -----        ------       ------
  Gross earnings........   16.7        17.9        11.0          (0.5)        45.1
Selling, general and
 administrative
 expense................   38.8        13.6         7.5           --          59.9
                         ------      ------       -----        ------       ------
  Earnings (loss) from
   operations...........  (22.1)        4.3         3.5          (0.5)       (14.8)
Non-operating expense
 (income)...............   11.6        (0.1)       (2.7)          --           8.8
Equity earnings (loss)
 in subsidiaries........    9.2         --          --           (9.2)         0.0
                         ------      ------       -----        ------       ------
  Earnings (loss) before
   provision for income
   taxes................  (24.5)        4.4         6.2          (9.7)       (23.6)
Provision for income
 taxes..................    --          --          1.5           --           1.5
                         ------      ------       -----        ------       ------
  Net earnings (loss)
   before preferred
   dividends............  (24.5)        4.4         4.7          (9.7)       (25.1)
Preferred dividends.....    2.9         --          --            --           2.9
                         ------      ------       -----        ------       ------
  Net earnings (loss) of
   common shareholders.. $(27.4)     $  4.4       $ 4.7        $ (9.7)      $(28.0)
                         ======      ======       =====        ======       ======
Net earnings (loss) of
 common shareholders.... $(27.4)     $  4.4       $ 4.7        $ (9.7)      $(28.0)
Other comprehensive
 expense
  Foreign currency
   translation
   adjustment...........    --          --         (1.3)          --          (1.3)
                         ------      ------       -----        ------       ------
    Other comprehensive
     expense............    --          --         (1.3)          --          (1.3)
                         ------      ------       -----        ------       ------
      Comprehensive
       income (loss).... $(27.4)     $  4.4       $ 3.4        $ (9.7)      $(29.3)
                         ======      ======       =====        ======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                        THREE MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
Net sales............... $186.3      $119.9       $72.1        $(62.7)      $315.6
Cost of goods sold......  143.6       104.1        60.3         (62.6)       245.4
                         ------      ------       -----        ------       ------
  Gross earnings........   42.7        15.8        11.8          (0.1)        70.2
Selling, general and
 administrative
 expense................   23.1        12.6         7.6           --          43.3
Restructuring income....  (14.0)        --          --            --         (14.0)
                         ------      ------       -----        ------       ------
  Earnings (loss) from
   operations...........   33.6         3.2         4.2          (0.1)        40.9
Non-operating expense
 (income)...............    8.9         --         (2.9)          --           6.0
Equity earnings (loss)
 in subsidiaries........    9.2         --          --           (9.2)         --
                         ------      ------       -----        ------       ------
  Earnings (loss) before
   provision for income
   taxes................   33.9         3.2         7.1          (9.3)        34.9
Provision for income
 taxes..................    --          --          1.1           --           1.1
                         ------      ------       -----        ------       ------
  Net earnings (loss)
   before preferred
   dividends............   33.9         3.2         6.0          (9.3)        33.8
Preferred dividends.....    --          --          --            --           --
                         ------      ------       -----        ------       ------
  Net earnings (loss) of
   common shareholders.. $ 33.9      $  3.2       $ 6.0        $ (9.3)      $ 33.8
                         ======      ======       =====        ======       ======
Net earnings (loss) of
 common shareholders.... $ 33.9      $  3.2       $ 6.0        $ (9.3)      $ 33.8
Other comprehensive
 expense
  Foreign currency
   translation
   adjustment...........   (0.4)        --          1.1           --           0.7
    Minimum pension
     liability..........   15.5         --          --            --          15.5
                         ------      ------       -----        ------       ------
    Other comprehensive
     expense............   15.1         --          1.1           --          16.2
                         ------      ------       -----        ------       ------
      Comprehensive
       income (loss).... $ 49.0      $  3.2       $ 7.1        $ (9.3)      $ 50.0
                         ======      ======       =====        ======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
Net sales............... $305.8      $270.9       $141.4      $(152.4)      $565.7
Cost of goods sold......  270.0       236.4        121.5       (150.7)       477.2
                         ------      ------       ------      -------       ------
  Gross earnings........   35.8        34.5         19.9         (1.7)        88.5
Selling, general and
 administrative
 expense................   81.1        28.4         14.8          --         124.3
                         ------      ------       ------      -------       ------
  Earnings (loss) from
   operations...........  (45.3)        6.1          5.1         (1.7)       (35.8)
Non-operating expense
 (income)...............   20.3        (0.2)        (3.7)         --          16.4
Equity earnings (loss)
 in subsidiaries........   12.5         --           --         (12.5)         --
                         ------      ------       ------      -------       ------
  Earnings (loss) before
   provision for income
   taxes................  (53.1)        6.3          8.8        (14.2)       (52.2)
Provision for income
 taxes..................    --          --           2.6          --           2.6
                         ------      ------       ------      -------       ------
  Net earnings (loss)
   before preferred
   dividends............  (53.1)        6.3          6.2        (14.2)       (54.8)
Preferred dividends.....    4.7         --           --           --           4.7
                         ------      ------       ------      -------       ------
  Net earnings (loss) of
   common shareholders.. $(57.8)     $  6.3       $  6.2      $ (14.2)      $(59.5)
                         ======      ======       ======      =======       ======
Net earnings (loss) of
 common shareholders.... $(57.8)     $  6.3       $  6.2      $ (14.2)      $(59.5)
Other comprehensive
 expense
  Foreign currency
   translation
   adjustment...........   (0.1)        --          (2.7)         --          (2.8)
                         ------      ------       ------      -------       ------
    Other comprehensive
     expense............   (0.1)        --          (2.7)         --          (2.8)
                         ------      ------       ------      -------       ------
      Comprehensive
       income (loss).... $(57.9)     $  6.3       $  3.5      $ (14.2)      $(62.3)
                         ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

    CONDENSED STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                         Parent    Guarantor      Other                  Consolidated
                         Company  Subsidiaries Subsidiaries Eliminations    Total
                         -------  ------------ ------------ ------------ ------------
                                            (Dollars in Millions)
Net sales............... $328.0      $236.1       $140.7      $(134.0)      $570.8
Cost of goods sold......  257.5       205.3        117.8       (133.3)       447.3
                         ------      ------       ------      -------       ------
  Gross earnings........   70.5        30.8         22.9         (0.7)       123.5
Selling, general and
 administrative
 expense................   59.4        25.7         15.3          0.0        100.4
Restructuring income....  (14.0)        0.0          0.0          0.0        (14.0)
                         ------      ------       ------      -------       ------
  Earnings (loss) from
   operations...........   25.1         5.1          7.6         (0.7)        37.1
Non-operating expense
 (income)...............   18.7         0.2         (5.9)         0.0         13.0
Equity earnings (loss)
 in subsidiaries........   16.2         0.0          0.0        (16.2)         0.0
                         ------      ------       ------      -------       ------
  Earnings (loss) before
   provision for income
   taxes................   22.6         4.9         13.5        (16.9)        24.1
Provision for income
 taxes..................    0.0         0.0          2.2          0.0          2.2
                         ------      ------       ------      -------       ------
  Net earnings (loss)
   before preferred
   dividends............   22.6         4.9         11.3        (16.9)        21.9
Preferred dividends.....    0.0         0.0          0.0          0.0          0.0
                         ------      ------       ------      -------       ------
  Net earnings (loss) of
   common shareholders.. $ 22.6      $  4.9       $ 11.3      $ (16.9)      $ 21.9
                         ======      ======       ======      =======       ======
Net earnings (loss) of
 common shareholders.... $ 22.6      $  4.9       $ 11.3      $ (16.9)      $ 21.9
Other comprehensive
 expense
  Foreign currency
   translation
   adjustment...........   (0.6)        0.0         (0.3)         0.0         (0.9)
    Minimum pension
     liability..........   15.5         0.0          0.0          0.0         15.5
    Other comprehensive
     expense............   14.9         0.0         (0.3)         0.0         14.6
                         ------      ------       ------      -------       ------
      Comprehensive
       income (loss).... $ 37.5      $  4.9       $ 11.0      $ (16.9)      $ 36.5
                         ======      ======       ======      =======       ======

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 2000
                                  (UNAUDITED)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in millions)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net earnings (loss) of
  common shareholders...  $(57.8)      $6.3        $ 6.2        $(14.2)      $(59.5)
 Adjustments to
  reconcile net earnings
  (loss) of common
  shareholders to net
  cash provided by (used
  for) operations:
   Depreciation and
    amortization........    23.6        2.4          1.0           --          27.0
   Changes in current
    accounts excluding
    the effects of
    noncash
    transactions:
     Decrease (increase)
      in receivables....     0.2       (5.4)       (13.7)          --         (18.9)
     Decrease (increase)
      in intercompany
      receivables and
      payables, and
      intercompany note
      receivables and
      note payables.....    (2.6)      (6.7)         9.3           --           --
     Decrease (increase)
      in inventories....    (1.3)      (4.5)         2.0           0.8         (3.0)
     Decrease (increase)
      in other current
      assets............    (4.3)       0.5         (1.5)          --          (5.3)
     Increase (decrease)
      in accounts
      payable, accrued
      liabilities and
      income taxes......    (8.3)       6.0         (0.4)          1.6         (1.1)
   Other, net...........    (5.9)       2.2         (1.0)         (0.7)        (5.4)
                          ------       ----        -----        ------       ------
      Net cash provided
       by (used for)
       operating
       activities.......   (56.4)       0.8          1.9         (12.5)       (66.2)
                          ------       ----        -----        ------       ------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Expenditures for plant
  and equipment, and
  tooling...............   (13.8)      (3.2)        (0.3)          --         (17.3)
 Proceeds from sale of
  plant and equipment...     2.8        2.0          --            --           4.8
 Equity earnings
  (loss)................   (12.5)       --           --           12.5          --
 Change in subsidiary
  investment............     --         --           --            --           --
 Other, net.............     --         --           --            --           --
                          ------       ----        -----        ------       ------
      Net cash provided
       by (used for)
       investing
       activities.......   (23.5)      (1.2)        (0.3)         12.5        (12.5)
                          ------       ----        -----        ------       ------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Net increase in short-
  term debt.............     8.4        --           --            --           8.4
 Payments of long-term
  debt, including
  current maturities....    (6.0)      (0.1)         --            --          (6.1)
 Issuance of preferred
  stock and warrants....    86.6        --           --            --          86.6
 Change in subsidiary
  capital...............     --         --           --            --           --
 Change in restricted
  cash..................     8.3        --           --            --           8.3
 Other, net.............     --         --           --            --           --
                          ------       ----        -----        ------       ------
      Net cash provided
       by (used for)
       financing
       activities.......    97.3       (0.1)         --            --          97.2
                          ------       ----        -----        ------       ------
Exchange Rate Effect on
 Cash...................    (0.3)       --          (0.4)          --          (0.7)
                          ------       ----        -----        ------       ------
Net increase (decrease)
 in Cash and Cash
 Equivalents............    17.1       (0.5)         1.2           --          17.8
Cash and Cash
 Equivalents at
 Beginning of Period....     9.3        0.5         15.2           --          25.0
                          ------       ----        -----        ------       ------
Cash and Cash
 Equivalents at End of
 Period.................  $ 26.4       $--         $16.4        $  --        $ 42.8
                          ======       ====        =====        ======       ======

                          OUTBOARD MARINE CORPORATION

                CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                         SIX MONTHS ENDED JUNE 30, 1999
                                  (UNAUDITED)

                          Parent    Guarantor      Other                  Consolidated
                          Company  Subsidiaries Subsidiaries Eliminations    Total
                          -------  ------------ ------------ ------------ ------------
                                             (Dollars in millions)
CASH FLOWS FROM
 OPERATING ACTIVITIES:
 Net earnings (loss) of
  common shareholders...  $ 22.6      $  4.9       $ 11.3       $(16.9)      $ 21.9
 Adjustments to
  reconcile net earnings
  (loss) of common
  shareholders to net
  cash provided by (used
  for) operations:
   Depreciation and
    amortization........    15.9         7.5          1.2          --          24.6
   Curtailment (gain)...    (7.1)        --           --           --          (7.1)
   Restructuring
    income..............   (14.0)        --           --           --         (14.0)
   Changes in current
    accounts excluding
    the effects of
    noncash
    transactions:
     Decrease (increase)
      in receivables....    12.9        (2.9)       (10.3)         --          (0.3)
     Decrease (increase)
      in intercompany
      receivables and
      payables, and
      intercompany note
      receivables and
      note payables.....    11.7        (4.4)        (7.3)         --          (0.0)
     Decrease (increase)
      in inventories....     4.9         7.5          9.0          0.8         22.2
     Decrease (increase)
      in other current
      assets............    (2.2)        1.1          0.1          1.1          0.1
     Increase (decrease)
      in accounts
      payable, accrued
      liabilities and
      income taxes......     3.4         1.5          0.5         (0.1)         5.3
   Other, net...........     1.7        (4.1)         3.1         (1.0)        (0.3)
                          ------      ------       ------       ------       ------
      Net cash provided
       by (used for)
       operating
       activities.......    49.8        11.1          7.6        (16.1)        52.4
                          ------      ------       ------       ------       ------
CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Expenditures for plant
  and equipment, and
  tooling...............    (2.3)      (18.3)        (1.5)         --         (22.1)
 Proceeds from sale of
  plant and equipment...     0.7         0.4          0.2          --           1.3
 Equity earnings
  (loss)................   (16.2)        --           --          16.2          --
 Change in subsidiary
  investment............    (4.6)        --           --           4.6          --
 Other, net.............     0.6         0.4         (1.0)         --           --
                          ------      ------       ------       ------       ------
      Net cash provided
       by (used for)
       investing
       activities.......   (21.8)      (17.5)        (2.3)        20.8        (20.8)
                          ------      ------       ------       ------       ------
CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Net increase in short-
  term debt.............    (3.4)        --           --           --          (3.4)
 Payments of long-term
  debt, including
  current maturities....   (13.3)        2.4          --           --         (10.9)
 Change in subsidiary
  capital...............     0.1         4.2          0.3         (4.6)         --
 Change in restricted
  cash..................    (0.7)        --           --           --          (0.7)
 Other, net.............    (0.1)        --           --          (0.1)        (0.2)
                          ------      ------       ------       ------       ------
      Net cash provided
       by (used for)
       financing
       activities.......   (17.4)        6.6          0.3         (4.7)       (15.2)
                          ------      ------       ------       ------       ------
Exchange Rate Effect on
 Cash...................    (0.6)        --           1.3          --           0.7
                          ------      ------       ------       ------       ------
Net increase (decrease)
 in Cash and Cash
 Equivalents............    10.0         0.2          6.9          --          17.1
Cash and Cash
 Equivalents at
 Beginning of Period....     2.2         0.1         11.3          --          13.6
                          ------      ------       ------       ------       ------
Cash and Cash
 Equivalents at End of
 Period.................  $ 12.2      $  0.3       $ 18.2       $  --        $ 30.7
                          ======      ======       ======       ======       ======

                          OUTBOARD MARINE CORPORATION

                                   FORM 10-Q

                                 PART 1, ITEM 2

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS
                                 JUNE 30, 2000

   The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements of the Company, together with the notes thereto, included elsewhere herein.

General

   Market Share. Based on third-party information, as of June 30, 2000, the Company's twelve-month rolling North American outboard engine market share was 28%. This is down from the December 31, 1999 level of 31%. Boat market share, as of June 30, 2000, has remained at its December 31, 1999 level of approximately 9%.

Results of Operations

Periods Ended June 30, 2000 Compared to Periods Ended June 30, 1999

   Net Sales. Net sales decreased to $296.6 million in the three months ended June 30, 2000, from $315.6 million in the three months ended June 30, 1999, a decrease of $19.0 million or 6.0%. Net sales decreased to $565.7 million in the six months ended June 30, 2000, from $570.8 million in the six months ended June 30, 1999, a decrease of $5.1 million or 0.9%. The decreased sales were a result of lower marine engine segment sales which decreased $36.0 million and $37.7 million in the quarter and year-to-date periods versus the comparable periods in the prior year. This decrease occurred as worldwide engine unit sales were negatively affected by third-party supplier problems. Boat segment sales increased $17.0 million and $32.6 million in the quarter and year-to-date periods versus the comparable periods in the prior year as a result of continued higher unit sales of recreational and fishing boats.

   Cost of Goods Sold. Cost of goods sold increased to $251.5 million in the three months ended June 30, 2000 from $245.4 million in the three months ended June 30, 1999, an increase of $6.1 million or 2.5%. Gross earnings in the three months ended June 30, 2000 was 15.2% of net sales as compared with 22.2% of net sales for the comparable period in 1999. Cost of goods sold increased to $477.2 million in the six months ended June 30, 2000 from $447.3 million in the six months ended June 30, 1999, an increase of $29.9 million or 6.7%. Gross earnings in the six months ended June 30, 2000 was 15.6% of net sales as compared with 21.6% of net sales for the comparable period in 1999. The reduction in gross earnings percent for the quarter and year-to-date periods was attributable mainly to the marine engine segment which had higher manufacturing costs versus the comparable periods in the prior years. The increased manufacturing costs were primarily driven by spending related to productivity and quality improvement initiatives at each engine facility and manufacturing inefficiency and disruption costs incurred as a result of third-party supplier problems.

   Selling, General and Administrative ("SG&A") Expense. SG&A expense increased to $59.9 million in the three months ended June 30, 2000 from $43.3 million in the three months ended June 30, 1999, an increase of $16.6 million or 38.3%. SG&A expense as a percentage of net sales increased to 20.2% in the three months ended June 30, 2000 from 13.7% in the three months ended June 30, 1999. SG&A expense increased to $124.3 million in the six months ended June 30, 2000 from $100.4 million in the six months ended June 30, 1999, an increase of $23.9 million or 23.8%. SG&A expense as a percentage of net sales increased to 22.0% in the six months ended June 30, 2000 from 17.6% in the six months ended June 30, 1999. The SG&A expense increase for both the quarter and year-to-date periods was primarily due to (i) the prior-year periods including a $7.1 million curtailment gain to reflect changes made to the pension and postretirement plans and (ii) the prior-year periods including a favorable legal settlement. In addition, the year-to-date period for 2000, as compared to the prior year, was negatively impacted by increased marketing expense for promotional programs.

   Restructuring Charge. During the three months ended June 30, 1999, the Company recorded a $14.0 million reversal of a previously recorded restructuring charge. The adjustment resulted from the Company completing its negotiations of the closing agreements with the unions representing workers in the Milwaukee, WI and Waukegan, IL manufacturing plants.

   Earnings (Loss) from Operations. The loss from operations was $14.8 million in the three months ended June 30, 2000 compared with earnings of $40.9 million in the three months ended June 30, 1999, a decrease of $55.7 million. The loss from operations was $35.8 million in the six months ended June 30, 2000 compared with earnings of $37.1 million in the six months ended June 30, 1999, a decrease of $72.9 million. The decreases were attributable to higher cost of goods sold and SG&A expense, as discussed above, along with the non-recurring restructuring income in 1999.

   Non-Operating Expense (Income). Interest expense increased to $9.6 million in the three months ended June 30, 2000 from $7.9 million in the three months ended June 30, 1999. Interest expense increased to $17.9 million in the six months ended June 30, 2000 from $16.0 million in the six months ended June 30, 1999. The increased interest expense resulted from increased debt levels as compared to those in the prior year. Other non-operating income was $0.8 million in the three months ended June 30, 2000 compared to $1.9 million in the three months ended June 30, 1999. Other non-operating income was $1.5 million in the six months ended June 30, 2000 compared to $3.0 million in the six months ended June 30, 1999.

   Provision for Income Taxes. The provision for income taxes was $1.5 million in the three months ended June 30, 2000 as compared to $1.1 million in the three months ended June 30, 1999. The provision for income taxes was $2.6 million in the six months ended June 30, 2000 as compared to $2.2 million in the six months ended June 30, 1999. The income tax provisions resulted from the net of expected taxes payable and benefits relating to certain international subsidiaries. No tax benefit is allowed for domestic losses because they are not considered realizable, at this time, under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

   Preferred Dividends. Preferred dividend expense, related to the Company's Convertible Preferred Stock (see Note 6 of the Notes to the Condensed Consolidated Financial Statements), was $2.9 million in the three months ended June 30, 2000 reflecting an accrual of $2.7 million in preferred dividend expense and $0.2 million in amortization expense related to the discount on the preferred stock. Preferred dividend expense was $4.7 million in the six months ended June 30, 2000 reflecting an accrual of $4.3 million in preferred dividend expense and $0.4 million in amortization expense related to the discount on the preferred stock.

Financial Condition; Liquidity and Capital Resources

   The Company's business is seasonal in nature with receivables, inventory, and short-term borrowings usually at their peak levels in the Company's fiscal quarter ending March 31 and declining thereafter as the Company's products enter the consumer buying season. Current assets at June 30, 2000 increased $45.0 million from December 31, 1999 due primarily to increases in receivables and cash and cash equivalents balances. Receivables at June 30, 2000 increased $18.9 million due primarily to the seasonal nature of the Company's business (i.e., increased sales volume during the summer season). Cash and cash equivalents increased by $17.8 million due primarily to the Company's issuance of preferred stock and warrants in May 2000 (see Note 6 of the Notes to Condensed Consolidated Financial Statements). The Company had $22.3 million in restricted cash at June 30, 2000, which cash is held in interest reserve accounts, as required, for the benefit of the Company's senior lenders, as discussed in more detail below.

   Cash used for operations was $66.2 million for the six months ended June 30, 2000 compared with cash provided by operations of $52.4 million for the six months ended June 30, 1999. This increase in cash used was driven primarily by the increased net loss as well as the increase in accounts receivable. Expenditures for plant and equipment and tooling were $17.3 million for the six months ended June 30, 2000 compared to $22.1 million for the six months ended June 30, 1999. The lower level of expenditures is primarily due to the timing of implementing certain capital projects in 2000. The $17.3 million was used primarily for production enhancements, information technology projects, and new model development.

   Total short-term debt was $66.4 million at June 30, 2000, and was composed of (i) borrowings under the Company's Revolving Credit Facility of $53.0 million and (ii) a Subordinated Note payable to Quantum Industrial Partners LDC of $13.4 million. These borrowings were used to fund operations (as discussed above), pay $5.8 million of the Company's Medium-Term Notes Series A which came due in March 2000, and fund capital expenditures.

   On July 19, 2000, the Company sold 200,000 shares of Series D Convertible Preferred Stock, par value $.01 per share, and warrants to purchase 846,154 shares of its Common Stock, par value $.01 per share, for an aggregate consideration of $20.0 million in a private placement transaction to Quantum Industrial Partners, LDC. (See Note 8 of the Notes to Condensed Consolidated Financial Statements).

   On May 31, 2000, the Company sold an aggregate of 200,000 shares of Series C Convertible Preferred Stock, par value $.01 per share, and warrants to purchase 846,154 shares of its Common Stock, par value $.01 per share, for an aggregate consideration of $20.0 million in a private placement transaction with Quantum Industrial Partners, LDC. (See Note 6 of the Notes to Condensed Consolidated Financial Statements).

   On May 2, 2000 the Company sold a $15.0 million Subordinated Note (the "Sub-note") and warrants to purchase 330,000 shares of the Company's Common Stock, par value $0.01, to Quantum Industrial Partners LDC. The Sub-note bears an interest rate of 15% and has an initial maturity date of May 31, 2000, which can be extended for four additional 30-day periods upon 5 days written notice by the Company. The Sub-note is convertible into shares of the Company's Series B Convertible Preferred Stock, which if issued, would have terms and conditions similar in nature to the Series A Preferred Stock. The conversion price of the Series B Convertible Preferred Stock has not yet been set. The Company has extended the term of the Sub-note and anticipates that the Sub-note will be extended to September 30, 2000 at which time it may be converted into shares of the Company's Series B Convertible Preferred Stock. (See Notes 2 and 6 of the Notes to Consolidated Financial Statements).

   On January 28, 2000, the Company sold an aggregate of 650,000 shares of Series A Convertible Preferred Stock, par value $.01 per share, and warrants to purchase an aggregate of 5,750,000 shares of its Common Stock, par value $.01 per share, for an aggregate consideration of $65.0 million, in a private placement transaction to Quantum Industrial Partners, LDC and Greenlake Holdings II, LLC. Approximately $15.0 million of the Series A Preferred Stock was issued in exchange for certain subordinated notes previously issued by the Company to the purchasers. (See Note 6 of the Notes to Condensed Consolidated Financial Statements).

   The Company intends to use the proceeds from the various sales of convertible Preferred Stock and Warrants for general corporate purposes, including funding its working capital and making capital expenditures.

   The Company entered into an Amended and Restated Loan and Security Agreement, effective as of January 6, 1998 (as amended, the "Credit Agreement"), with a syndicate of lenders for which Bank of America, N.A. is administrative and collateral agent (the "Agent"). The Credit Agreement, which is in effect to December 31, 2001, provides a revolving credit facility (the "Revolving Credit Facility") of up to $150.0 million, subject to borrowing base limitations, to finance working capital with a $50.0 million sublimit for letters of credit. As of June 30, 2000, the Company had $53.0 million of borrowings outstanding and $41.8 million of letters of credit outstanding under the Revolving Credit Agreement. This resulted in the Company having $1.6 million of unused borrowing capacity under the Revolving Credit Agreement after considering borrowing base limitations and minimum availability requirements. The Revolving Credit Facility is secured by a first and only security interest in all of the Company's existing and hereafter acquired accounts receivable, inventory, chattel paper, documents, instruments, deposit accounts, contract rights, patents, trademarks and general intangibles and is guaranteed by the Company's four principal domestic operating subsidiaries. As of June 30, 2000, the Company was in compliance with all of its covenants except its minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") covenant. On August 9, 2000 the Company entered into a Ninth Amendment to the Amended and Restated Loan and Security Agreement which among other things (i) waived compliance with the June 30, 2000 EBITDA covenant test and (ii) established new EBITDA covenant tests for the quarters ending September 30 and December 31 of 2000. The Company's ability to comply with its covenants will depend upon several factors, including its ability to generate sales and maintain costs at acceptable levels. Factors outside the Company's control, including but not limited to third party supplier issues, may also affect the Company's compliance.

   On May 27, 1998, the Company issued $160.0 million of 10 3/4% Senior Notes due 2008 ("Notes"), with interest payable semiannually on June 1 and December 1 of each year. The net proceeds from the issuance of the Notes totaled $155.2 million, of which $150.0 million was used to repay debt assumed by the Company following the merger.

   Concurrently with the issuance of the Notes, the Company entered into a depositary agreement which provided for the establishment and maintenance of an interest reserve account for the benefit of the holders of the Notes and other senior creditors of the Company. An aggregate amount of cash equal to one year's interest due to these lenders was deposited into these interest reserve accounts. At June 30, 2000, the "Restricted Cash" held in these interest reserve accounts totaled $22.3 million. The "Restricted Cash" must remain in such accounts until at least May 27, 2001. These accounts may be accessed by the Company for the payment of the respective interest only, provided certain criteria are met by the Company. In June 2000, the Company accessed $8.6 million of "Restricted Cash" to make its semi-annual interest payments for the Notes.

   At June 30, 2000, $62.9 million principal amount of the Company's 9 1/8% Debentures due 2017 (the "9 1/8% Debentures") was outstanding. The 9 1/8% Debentures mature on April 15, 2017, and interest thereon is payable semi-annually on April 15 and October 15 of each year. The 9 1/8% Debentures are redeemable through the operation of a sinking fund beginning on April 15, 1998, and each year thereafter to and including April 15, 2016 at a sinking fund redemption price equal to 100% of the principal amount thereof plus accrued interest to the redemption date. As of June 20, 2000, the Company had repurchased and deposited with the trustee for the 9 1/8% Debentures $34.8 million principal amount of 9 1/8% Debentures, which will be used to satisfy its mandatory sinking fund obligations through April 15, 2004.

   At June 30, 2000, an aggregate of $5.0 million principal amount of the Company's Medium-Term Notes Series A (the "Medium-Term Notes") was outstanding. The Medium-Term Notes bear interest at a rate of 8.625%. The maturity date of the Medium-Term Notes are March 15, 2001. Interest on the outstanding Medium-Term Notes is payable semi-annually each March 30 and September 30 and at maturity.

   At June 30, 2000, $6.7 million principal amount of the Company's 7% Convertible Subordinated Debentures due 2002 (the "Convertible Debentures") was outstanding. Following the Merger, the Company purchased $67.7 million principal amount of Convertible Debentures. Immediately prior to the merger, the Convertible Debentures were convertible into shares of common stock of the Company at the conversion price of $22.25 per share. As a result of the merger, the remaining $6.7 million principal amount of outstanding Convertible Debentures are no longer convertible into shares of common stock of the Company. Each holder of the remaining outstanding Convertible Debentures now has the right to convert (at $22.25 per share) such holder's Convertible Debentures and receive cash in an amount equal to what each holder would have received had they converted the Convertible Debentures into common stock immediately prior to the merger ($18.00 per share). Accordingly, the remaining outstanding Convertible Debentures are convertible into the right to receive a cash payment equal to $809 for each $1,000 principal amount of Convertible Debentures so converted (i.e., ($18.00/$22.25) x $1,000). The outstanding Convertible Debentures are convertible at any time prior to their maturity on July 1, 2002.

   The Company has various Industrial Revenue Bonds outstanding in an aggregate principal amount of approximately $10.6 million as of June 30, 2000. The Industrial Revenue Bonds have various maturity dates between 2002 and 2007. Interest rates on the Industrial Revenue Bonds range from 6% to 12.037%.

   As a normal business practice, the Company has made arrangements with financial institutions by which qualified retail dealers may obtain inventory financing. Under these arrangements, the Company will repurchase its products in the event of repossession upon a retail dealer's default. These arrangements contain provisions which limit the Company's repurchase obligation to approximately $34 million for a period not to exceed 18 months from the date of invoice. The Company resells any repurchased products at a discount. Losses incurred under this program have not been material. For the six-month periods ended June 30, 2000 and 1999, the Company repurchased approximately $0.4 million and $2.5 million of products, respectively. The Company accrues for losses that are anticipated in connection with expected repurchases. The Company does not expect these repurchases to materially affect its results of operations, financial position, or cash flows.

   The third-party supplier issues, which arose earlier in the year, have persisted longer than previously anticipated. As a result, the cash flow consequences have been more severe. The Company believes that its (i) available cash (ii) the available borrowing capacity under the Credit Agreement (iii) the interest reserve accounts and (iv) some or all of its other sources of liquidity, including asset sales, equity infusions and amendment to current debt, all of which are currently being negotiated should be adequate to meet its presently anticipated requirements for working capital and accrued liabilities, capital expenditures, interest payments, and scheduled principal payments through the remainder of the year. In order to continue to meet its obligations after such time, the Company will need to significantly improve its operating performance, refinance its indebtedness, or obtain additional financing. There can be no assurance that any of these other sources of liquidity would be consummated or that any additional financing could be obtained on attractive terms, particularly in view of the Company's high level of debt. In such an event, the Company could be forced to dispose of assets under circumstances that might not be favorable to realizing the best prices for such assets. Furthermore, there can be no assurances that assets could be sold quickly enough or for proceeds sufficient enough to enable the Company to continue to meet its obligations. The Company's ability to improve its operating performance and remain in compliance with the requirements of its financial instruments will depend upon several factors, including its ability to generate product sales and maintain costs at acceptable levels. Factors outside the Company's control, including but not limited to third party supplier issues, may also affect the Company's compliance. A failure to comply with the conditions of the various financial instruments, if not cured or waived, could permit acceleration of the relevant indebtedness and acceleration of indebtedness under other instruments that may contain cross-default or cross-acceleration provisions.

Third-Party Suppliers

   As part of the closure of the Company's Milwaukee, WI engine component facility, the Company outsourced products manufactured at that facility to third-party suppliers. In anticipation of the outsourcing of these components, the Company manufactured an incremental amount of inventory that it, and the chosen supplier, believed would be adequate to provide the Company with enough inventory to continue manufacturing through the period necessary to relocate, validate and begin production of the components. For the most part, incremental inventory was adequate to allow the Company to manufacture finished outboard engines until the chosen supplier was able to supply the quantity and quality of these components required by the Company. However, as a result of various issues, validation and full production capabilities for some of the components have taken longer than anticipated and production of finished outboard engines has been constrained during the first and second quarters of 2000. As previously stated, these third-party supplier issues have persisted longer than previously anticipated, and it appears that these supply issues will continue to affect the Company's production into the second half of 2000. The Company has dedicated significant resources, in the form of manpower, to help resolve these issues. However, there can be no assurances that such efforts will be successful.

Euro Currency Conversion

   On January 1, 1999, eleven of the fifteen member countries of the European Union adopted the Euro as their common legal currency. The Euro trades on currency exchanges and is available for non-cash transactions. From January 1, 1999 through January 1, 2002, each of the participating countries is scheduled to maintain their national ("legacy") currencies as legal tender for goods and services. Beginning January 1, 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation no later than July 1, 2002. The Company's foreign operating subsidiaries that will be affected by the Euro conversion have established plans to address any business issues raised, including the competitive impact of cross-border price transparency. It is not anticipated that there will be any near term business ramifications; however, the long-term implications, including any changes or modifications that will need to be made to business and financial strategies are still being reviewed. From an accounting, treasury and computer system standpoint, the impact from the Euro currency conversion is not expected to have a material impact on the financial position or results of operations of the Company.

Recent Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended) and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities" are effective for financial statements for fiscal years beginning after June 15, 2000, but may be adopted in earlier periods. The Company is evaluating the new standards' provisions and has not yet determined what the effect of SFAS Nos. 133 and 138 will be on the earnings and the financial position of the Company. The Company intends to adopt the standards on January 1, 2001.

Inflation

   Inflation may cause or may be accompanied by increased interest rates. Such increases may adversely affect the sales of the Company's products. Because of the low level of inflation, inflation did not have a significant impact on operating results during the quarter ended June 30, 2000.

Market Risk

   The Company is exposed to market risk from changes in interest and foreign exchange rates and commodity prices. From time to time, the Company enters into financial arrangements in the ordinary course of business to hedge these exposures. The changes in this market risk related to the Company have not significantly changed in the quarter ended June 30, 2000.

Forward-Looking Statements

   This report on Form 10-Q contains forward-looking statements, which may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to ensure that all such forward-looking statements are accompanied by meaningful cautionary statements pursuant to the safe harbor established in such act. All statements other than statements of historical facts included in this Form 10-Q may constitute forward-looking statements. Forward-looking statements include the intent, belief or current expectations of the Company and members of its senior management team. All forward-looking statements are inherently uncertain as they are based on various expectations and assumptions concerning future events and they are subject to numerous known and unknown risks and uncertainties that could cause actual events or results to differ materially from those projected and which include, but are not limited to, the impact of competitive products and pricing, successful implementation of turnaround strategies, product demand and market acceptance, new product development, availability of raw materials, the availability of adequate financing on terms and conditions acceptable to the Company, adequate supply of third party components, and general economic conditions including interest rates and consumer confidence. Investors are also directed to other risks discussed in this report on Form 10-Q and documents filed by the Company with the Securities and Exchange Commission.

                                 PART 1, ITEM 3

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no material changes to the information provided at the end of the Company's 1999 fiscal year.

                           Part II--OTHER INFORMATION

Item 1. Legal Proceedings

   During the three months ended June 30, 2000, no reportable events or material developments occurred regarding the legal proceedings of the Company.

Item 2. Changes in securities and use of Proceeds:

   During the three months ended June 30, 2000, the Company issued the following securities to Quantum Industrial Partners, LDC: (i) a placement of $15 million convertible subordinated notes and warrants to purchase 330,000 shares of common stock completed on May 2, 2000, and (ii) a placement of 200,000 shares of convertible Series C Preferred Stock and warrants to purchase 846,154 shares of common stock, completed on May 31, 2000 for an aggregate consideration of $20 million. The placements were exempt from registration pursuant to section 4(2) of the Securities Act. Terms of the securities are further described in Notes 2 and 6 of the Notes to Condensed Consolidated Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

   a. Exhibits. Reference is made to the Exhibit Index on page 27.

   b. Reports on Form 8-K. On June 5, 2000 the Company filed a Report on Form 8-K announcing that it had sold an aggregate of 200,000 shares of Series C Convertible Preferred Stock, par value $.01 per share, and warrants to purchase an aggregate of 846,154 shares of its common stock, par value $.01 per share, for an aggregate consideration of $20.0 million in a private placement transaction with Quantum Industrial Partners, LDC.

                                   SIGNATURES

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

                                          Outboard Marine Corporation

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Eric T. Martinez             Chief Financial Officer      August 14, 2000
______________________________________  (Principal Financial
           Eric T. Martinez             Officer)

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

  3.1(a)(1) Amendement to Restated Certificate of Incorporation of the Company,
            (filed as Exhibit 3.1(a)(1) to the 1999 10K)*

  3.1(a)(2) Amendment to Restated Certificate of Incorporation of the Company, attached hereto and incorporated herein as Exhibit 3.1(a)(2)

  3.1(a)(3) Amendment to Restated Certificate of Incorporation of the Company, attached hereto and incorporated herein as Exhibit 3.1(a)(3)

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

  4.12      Warrant to Purchase Shares of Common Stock of Outboard Marine
            Corporation by Greenlake Holdings II LLC (filed as Exhibit 4.12 to the 1999 10-K)*


 Exhibit
 Number                                Description
 -------                               -----------
   4.13  Registration Rights Agreement between Outboard Marine Corporation,
         Quantum Industrial Partners LDC, Greenlake Holdings II LLC and
         Greenmarine Holdings LLC (filed as Exhibit 4.13 to the 1999 10-K)*

   4.14  Subordinated Note and Warrant Purchase Agreement between Outboard
         Marine Corporation, Greenlake Holdings III LLC and Quantum Industrial
         Partners LDC (filed as Exhibit 4.14 to the March 31, 2000 10-Q)*

   4.15  Certificate of Amendment of Certificate of Powers, Designations,
         Preferences and Rights of the Series A Convertible Preferred Stock Par
         Value $.01 per share of Outboard Marine Corporations (filed as Exhibit
         4.15 to the March 31, 2000 10-Q)*

   4.16  First Amendment to Stockholder Agreement between Outboard Marine
         Corporation, Quantum Industrial Partners LDC, Greenlake Holdings II
         LLC & Greenlake Holdings III LLC (filed as Exhibit 4.16 to the March
         31, 2000 10-Q)*

   4.17  First Amendment to Registration Rights Agreement between Outboard
         Marine Corporation, Quantum Industrial Partners LDC, Greenlake
         Holdings II LLC, Greenlake Holdings III LLC and Greenmarine Holdings
         LLC (filed as Exhibit 4.17 to the March 31, 2000 10-Q)*

   4.18  Warrant to purchase Shares of Common Stock of Outboard Marine
         Corporation by Quantum Industrial Partners LDC (filed as Exhibit 4.18 to the March 31, 2000 10-Q)*

   4.19 Series C Convertible Preferred Stock and Warrant Purchase Agreement, attached hereto and incorporated herein as Exhibit 4.19

   4.20  Second Amendment to Stockholder Agreement between Outboard Marine
         Corporation, Quantum Industrial Partners LDC, Greenlake Holdings II
         LLC and Greenlake Holdings III LLC, attached hereto and incorporated herein as Exhibit 4.20

   4.21  Warrant to Purchase Shares of Common Stock of Outboard Marine
         Corporation by Quantum Industrial Partners LDC, attached hereto and incorporated herein as Exhibit 4.21

   4.22  Second Amendment to Registration Rights Agreement between Outboard
         Marine Corporation, Quantum Industrial Partners LDC, Greenlake
         Holdings II LLC, Greenlake Holdings III LLC and Greenmarine Holdings
         LLC, attached hereto and incorporated herein as Exhibit 4.22

   4.23  Certificate of Amendment of Certificate of Powers, Designations,
         Preferences and Rights of the Series A Convertible Preferred Stock Par
         Value $.01 per share of Outboard Marine Corporations, attached hereto and incorporated herein as Exhibit 4.23

   4.24  Certificate of Powers, Designations, Preferences and Rights of the
         Series C Convertible Preferred Stock Par Value $.01 per share of
         Outboard Marine Corporations, attached hereto and incorporated herein as Exhibit 4.24

   4.25 Series D Convertible Preferred Stock and Warrant Purchase Agreement, attached hereto and incorporated herein as Exhibit 4.25

   4.26  Third Amendment to Stockholder Agreement between Outboard Marine
         Corporation, Quantum Industrial Partners LDC, Greenlake Holdings II
         LLC, Greenlake Holdings III LLC and Greenlake Holdings IV LLC, attached hereto and incorporated herein as Exhibit 4.26

   4.27  Warrant to Purchase Shares of Common Stock of Outboard Marine
         Corporation by Quantum Industrial Partners LDC, attached hereto and incorporated herein as Exhibit 4.27


 Exhibit
 Number                                Description
 -------                               -----------
   4.28  Third Amendment to Registration Rights Agreement between Outboard
         Marine Corporation, Quantum Industrial Partners LDC, Greenlake
         Holdings II LLC, Greenlake Holdings III LLC, Greenlake Holdings IV LLC
         and Greenmarine Holdings LLC, attached hereto and incorporated herein as Exhibit 4.28

   4.29  Certificate of Amendment of Certificate of Powers, Designations,
         Preferences and Rights of the Series A Convertible Preferred Stock Par
         Value $.01 per share of Outboard Marine Corporations, attached hereto and incorporated herein as Exhibit 4.29

   4.30  Certificate of Amendment of Certificate of Powers, Designations,
         Preferences and Rights of the Series C Convertible Preferred Stock Par
         Value $.01 per share of Outboard Marine Corporations, attached hereto and incorporated herein as Exhibit 4.30

   4.31  Certificate of Powers, Designations, Preferences and Rights of the
         Series D Convertible Preferred Stock Par Value $.01 per share of
         Outboard Marine Corporations, attached hereto and incorporated herein as Exhibit 4.31

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

  10.22 Seventh Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A., dated effective as of October 27, 1999 (filed as Exhibit 10.22 to the Form 10-Q for the period ended September 30, 1999)*

  10.23 Eighth Amendment to Amended and Restated Loan and Security Agreement between the Company and Bank of America, N.A., dated effective as of January 31, 2000 (filed as Exhibit 10.23 to the 1999 10-K)*

  10.24  Subordinated Note dated May 2, 2000 issued by Outboard Marine
         Corporation to Quantum Industrial Partners LDC as lender (filed as
         Exhibit 10.24 to the March 31, 2000 10-Q)*

  10.25 Employment Agreement of Mr. Fix dated May 26, 2000, attached hereto and incorporated herein as Exhibit 10.25

  10.26  Ninth Amendment to Amended and Restated Loan and Security Agreement
         between the Company and Bank of America, N.A., dated effective as of
         August 9, 2000, attached hereto and incorporated herein as Exhibit
         10.26


 Exhibit
 Number                              Description
 -------                             -----------
   11.   Computation of per share earnings (loss)

   21.   Subsidiaries of Registrant (filed as Exhibit 21 to the 1999 10-K)*.

   27.   Financial Data Schedule

--------
*  Incorporated herein by reference.